Form 10-Q
period 1996-03-29
INTERIM SERVICES INC
filed 1996-05-13
CIK 914536

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                               -----------------------

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996

                            COMMISSION FILE NUMBER 0-23198


                                INTERIM SERVICES INC.
                      (Exact name of registrant in its charter)

          DELAWARE                                          36-3536544
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)


                               2050 SPECTRUM BOULEVARD
                           FORT LAUDERDALE, FLORIDA  33309
             (Address of principal executive offices, including zip code)


                                    (954) 938-7600
                 (Registrant's telephone number, including area code)



                            ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ( x )     No (  )

The number of shares outstanding of the registrant's Common Stock, $.0l par value, at May 1, 1996 was 11,545,394 shares.

                                  TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I   FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets (Unaudited)
           March 29, 1996 and December 29, 1995  . . . . . . . . . . . . .  1



         Consolidated Statements of Earnings (Unaudited)
            Three Months Ended March 29, 1996 and March 31, 1995 . . . . .  2



         Consolidated Statements of Cash Flows (Unaudited)
         Three Months Ended March 29, 1996 and March 31, 1995  . . . . . .  3



         Notes to Consolidated Financial Statements (Unaudited)  . . . . .  4


          ITEM 2.
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . .  5



PART II  OTHER INFORMATION
         ITEM 6.
         Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  7

                            PART 1.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                INTERIM SERVICES INC.
                             CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   MARCH 29,       DECEMBER 29,
                                                     1996             1995
                                                --------------   ---------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                     $        813     $      2,098
   Receivables, less allowance for doubtful           137,649          129,861
     accounts of $2,589 and $1,976
   Insurance deposits                                  54,476           50,686
   Other current assets                                 8,138            8,344
                                                --------------   ---------------
     TOTAL CURRENT ASSETS                             201,076          190,989
INTANGIBLE ASSETS, NET                                169,686          171,529
PROPERTY AND EQUIPMENT, NET                            27,305           24,173
OTHER ASSETS                                           21,156           19,926
                                                --------------   ---------------
                                                 $    419,223     $    406,617
                                                --------------   ---------------
                                                --------------   ---------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                        $     53,900     $     54,727
   Accounts payable and other accrued expenses         23,485           25,021
   Accrued salaries, wages, and payroll taxes          31,267           27,045
   Accrued insurance                                   46,664           43,206
   Accrued income taxes                                 2,873              249
                                                --------------   ---------------
     TOTAL CURRENT LIABILITIES                        158,189          150,248
LONG-TERM OBLIGATIONS                                  60,000           60,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      authorized-- 2,500,000 shares; none issued
      or outstanding                                      -                -
   Common stock, par value $.01 per share;
      authorized-- 25,000,000 shares: issued and
      outstanding-- 11,538,483 and 11,519,869
      shares                                              115              115
   Additional paid-in capital                          80,366           79,950
   Retained earnings                                  120,553          116,304
                                                --------------   ---------------
      TOTAL STOCKHOLDERS' EQUITY                      201,034          196,369
                                                --------------   ---------------
                                                 $    419,223     $    406,617
                                                --------------   ---------------
                                                --------------   ---------------





                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                INTERIM SERVICES INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
             (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          QUARTER ENDED
                                                  -----------------------------

                                                    MARCH 29,       MARCH 31,
                                                      1996            1995
                                                  -------------   -------------

Revenues from services                             $   242,414     $   173,517
Cost of services                                       171,871         122,080
                                                  -------------   -------------
 Gross profit                                           70,543          51,437
                                                  -------------   -------------

Selling, general and administrative expenses            49,617          34,983
Licensee commissions                                     9,182           8,644
Amortization of intangibles                              2,149           1,626
Interest expense                                         1,793             178
                                                  -------------   -------------
                                                        62,741          45,431
                                                  -------------   -------------

  EARNINGS BEFORE TAXES                                  7,802           6,006

Income taxes                                             3,557           2,765
                                                  -------------   -------------

  NET EARNINGS                                     $     4,245     $     3,241
                                                  -------------   -------------
                                                  -------------   -------------

NET EARNINGS PER COMMON AND COMMON                  $     0.36     $      0.28
   EQUIVALENT SHARES                              -------------   -------------
                                                  -------------   -------------

WEIGHTED AVERAGE SHARES OUTSTANDING                     11,852          11,633
                                                  -------------   -------------
                                                  -------------   -------------





                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                INTERIM SERVICES INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                           QUARTER ENDED
                                                    ----------------------------
                                                      MARCH 29,      MARCH 31,
                                                        1996           1995
                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $     4,245    $     3,241
  Adjustments to reconcile net earnings to net
     cash from operating activities:
  Depreciation and amortization                            4,108          3,168
  Changes in assets and liabilities, net of
     effects of acquisitions:
      Receivables                                         (7,802)        (2,855)
      Insurance deposits                                  (3,791)          (766)
      Other current assets                                   206         (1,119)
      Other assets                                        (1,246)           741
      Accounts payable and accrued expenses               (1,423)        (1,661)
      Accrued salaries, wages and payroll taxes            4,223          1,479
      Accrued insurance                                    3,458            957
      Accrued income taxes                                 2,624          2,004
      Other                                                    4             42
                                                    -------------  -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES            4,606          5,231
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (5,063)        (2,435)
  Acquisitions, net of cash acquired                        (417)        (3,025)
                                                    -------------  -------------
  NET CASH USED IN INVESTING ACTIVITIES                   (5,480)        (5,460)
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments)/Issuances of Notes Payable, net              (827)           700
  Proceeds from exercise of employee stock options           416            109
                                                    -------------  -------------
  NET CASH (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                              (411)           809
                                                    -------------  -------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                             (1,285)           580

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,098            781
                                                    -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $       813    $     1,361
                                                    -------------  -------------
                                                    -------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                  $       931    $       759
                                                    -------------  -------------
                                                    -------------  -------------
  Interest  paid                                     $     1,910    $       178
                                                    -------------  -------------
                                                    -------------  -------------





                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                INTERIM SERVICES INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of March 29, 1996, the Consolidated Statements of Earnings for the quarters ended March 29, 1996 and March 31, 1995, and the Consolidated Statements of Cash Flows for the quarters ended March 29, 1996 and March 31, 1995 have been prepared by the Company, without audit. The Consolidated Balance Sheet as of December 29, 1995 was derived from audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 29, 1996 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's December 29, 1995 Annual Report to Shareholders.

2. Net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. As of March 29, 1996, the Company has 11,538,483 shares of common stock outstanding.

3. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in our 1996 Form 10-K and Annual Report.

4. On February 27, 1996, the Company entered into a merger agreement to acquire all the outstanding shares of Brandon Systems Corporation ("Brandon"), for .88 shares of the Company's common stock for each share of Brandon stock outstanding. Brandon provides supplemental staffing to support data center operations, help desks, PC/LANs, client/server and legacy systems. The merger is subject to approval by stockholders of both companies and certain other conditions. The Proxy Statement, which describes the proposed merger between Interim and Brandon, was declared effective by the Securities and Exchange Commission and distributed to shareholders on April 24, 1996. Shareholders' meetings are to take place on May 23, 1996.

ITEM 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

Working capital including effects of acquisitions increased from $40.7 million at December 29, 1995 to $42.9 million at March 29, 1996. The working capital ratio at March 29, 1996 was 1.3, the same as at December 29, 1995. The increase in working capital is due to increases in receivables resulting from increased service revenues and increases in insurance deposits, partially offset by increases in accruals for salaries, wages, payroll taxes and insurance.

The Company's principal use of cash in the first quarter of 1996 was for capital expenditures related to computer hardware and construction in progress for the expansion of the Corporate Service Center. The Company believes that its internally generated funds and lines of credit are sufficient to support anticipated levels of growth.

RESULTS OF OPERATIONS

The following analysis of operations for the quarter ended March 29, 1996 compared to the quarter ended March 31, 1995 should be read in conjunction with the Consolidated Statements of Earnings found on page 2.

Revenues from services increased 39.7% to $242.4 million from $173.5 million last year. Revenues from services are generated primarily through two operating divisions, Commercial and HealthCare. Commercial Division revenues increased 49.8% reflecting the significant acquisition activity in the Information Technology (IT) service line, expansion of the On-Premise program and an increase in the number of offices. IT represented approximately half of this increase. HealthCare Division revenues increased 14.5% due to increases in number of offices and expansion of the Occupational Health and Physicians services.

Cost of services increased 40.8% to $171.9 million from $122.1 million last year. Gross profit increased 37.1% to $70.5 million compared to $51.4 million a year ago. The increases in cost of services and gross profit are associated with the increase in revenues from services. Gross profit margin decreased to 29.1% from 29.6% last year principally due to the decline in franchise royalties as a percent of total company revenue. Franchise royalties contribute 100% to gross profit. Sales of company-owned offices are growing at a faster rate than franchise sales principally due to acquisition activity and increased company-owned On-Premise locations.

Selling, general and administrative expenses increased 41.8% to $49.6 million from $35.0 million last year. Selling, general and administrative expenses as a percentage of revenues from services were 20.5% compared to 20.2% a year ago. Operating expenses continue to be negatively affected by our niche operations, which produce higher gross margins but have corresponding higher operating expenses.

Licensee commissions increased 6.2% to $9.2 million compared to $8.6 million last year. The increase in commissions is due to an increase in the number of licensees during the period and to increased sales by existing licensees.

Net earnings for the quarter were up 31.0% to $4.2 million, or $.36 per share, compared to $3.2 million, or $.28 per share last year, representing a 28.6% increase in per share earnings. The weighted average number of shares outstanding was 11,852,000 compared to 11,633,000 last year. The effective tax rate was 45.6% compared to 46.0% last year. The decline in the effective tax rate is due primarily to the fact that during these periods amortization of certain non-deductible intangibles has remained relatively fixed while earnings before taxes have increased at a greater rate.

OTHER MATTERS

On February 27, 1996, the Company entered into a merger agreement to acquire all the outstanding shares of Brandon Systems Corporation ("Brandon"), for .88 shares of the Company's common stock for each share of Brandon stock outstanding. Brandon provides supplemental staffing to support data center operations, help desks, PC/LANs, client/server and legacy systems. The merger is subject to approval by stockholders of both companies and certain other conditions. The Proxy Statement, which describes the proposed merger between Interim and Brandon, was declared effective by the Securities and Exchange Commission and distributed to shareholders on April 24, 1996. Shareholders' meetings are to take place on May 23, 1996.

                             PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)     EXHIBITS

    EXHIBIT
    NUMBER                   EXHIBIT NAME                                NOTE
   2.1   Agreement and Plan of Merger                                    (1)
   3.1   Restated Articles of Incorporation of Registrant                (2)
   3.2   By-Laws of Registrant                                           (2)
   4.1   Rights Agreement dated as of April 1, 1994, between Interim
         Services and Boatmen's Trust Company                            (3)
   4.2   Form of Certificate of Designations, Preferences and Rights
         of Participating Preferred Stock of Interim Services            (3)
   4.3   Form of Stock Certificate                                       (4)
  10.1   Interim Services' 1993 Long-Term Executive Compensation Plan,
         as amended                                                      (5)
  10.2   Interim Services' 1993 Stock Option Plan for Outside
         Directors, as amended                                           (5)
  10.3   Revolving Credit Agreement of Interim Services dated as of
         April 6, 1994, as replaced by the Amended and Restated
         Revolving Credit Agreement of Interim Services dated as of
         June 2, 1995                                                    (6)
  10.4   Tax Sharing Agreement dated October 1993, by and between
         H&R Block, Inc. and Interim Services                            (2)
  10.5   Amendment No. 2 to Amended and Restated Credit Agreement
         of Interim Services                                             (7)
  10.6   Indemnification Agreement dated January 1, 1994, by and
         between Interim Services and H&R Block, Inc.                    (2)
  10.7   Franchise/License Agreement dated July 12, 1993, by and
         between Interim Services and Keco Health Care, Inc.             (2)
  10.8   Interim Services' 1994 Stock Option Plan for Franchisees,
         Licensees and Agents, as amended                                (8)
  10.9   Employment Agreement dated as of May 1, 1994, by and
         between Interim Services and Ray Marcy                          (6)
  10.10  Employment, Confidentiality, and Noncompetition Agreement
         by and between  Interim Services and Allan Sorensen             (6)
  11     Statement re: Computation of Per Share Earnings                Page 9
  27     Financial Data Schedule

(1) This Exhibit is filed as an Exhibit to Interim Services' Proxy Statement/Prospectus, dated April 24, 1996, and is incorporated herein by reference.

(2) These Exhibits are filed as Exhibits to Interim Services' Form S-1, Amendment No. 2, dated January 12, 1994, SEC Registration No. 33-71338, and are incorporated herein by reference.

(3) These Exhibits are filed as Exhibits to Interim Services' Form 8-A, dated April 11, 1994, SEC Registration No. 0-23198, and are incorporated herein by reference.

(4) This Exhibit is filed as an Exhibit to Interim Services' Form 10-K for the fiscal year ended March 25, 1994, and is incorporated herein by reference.

(5) These Exhibits are filed as Exhibits to Interim Services' definitive proxy statement filed in connection with Interim Services' 1996 Annual Meeting, and are incorporated herein by reference.

(6) These Exhibits are filed as Exhibits to Interim Services' Form 10-K for the twelve month period ended December 30, 1994, and are incorporated herein by reference.

(7) This Exhibit is filed as an Exhibit to Interim Services' Form 8-K dated December 15, 1995, and is incorporated herein by reference.

(8) This Exhibit is filed as an Exhibit to Interim Services' Form S-8, as filed with the SEC in July 1995, and is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

    During the first quarter of the period covered by this Report, the Company filed a Report on Form 8-K/A dated February 6, 1996 and received by the SEC on February 9, 1996. The report was filed under Items 2 and 7 of Form 8-K and contained certain audited and pro forma unaudited financial statements.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INTERIM SERVICES INC.
                                            -----------------------
                                                 (Registrant)




DATE  5/13/96                                     BY   /s/ Roy G. Krause
      -------                                    ---------------------
                                                      Roy G. Krause
                                                 Executive Vice President
                                                 and Chief Financial Officer




DATE  5/13/96                                    BY   /s/ Paul Haggard
      -------                                   ---------------------
                                                      Paul Haggard
                                             Financial Vice President/Treasurer