Form 10-Q
period 1995-06-28
INTERIM SERVICES INC
filed 1996-08-12
CIK 914536

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                          ______________________

                               FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 28, 1996

                      Commission file number 0-23198


                        INTERIM SERVICES INC.
             (Exact name of registrant in its charter)

           DELAWARE                    36-3536544
(State or other jurisdiction of      (IRS  Employer
 incorporation or organization)      Identification No.)


                     2050 SPECTRUM BOULEVARD
                 FORT LAUDERDALE, FLORIDA  33309
(Address of principal executive offices, including zip code)


                          (954) 938-7600
        (Registrant's telephone number, including area code)

                       _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )     No (  )

The number of shares outstanding of the registrant's Common Stock, $.0l par value, at July 26, 1996 was 15,472,104 shares.

                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited)
          June 28, 1996 and December 29, 1995..............................  1

        Consolidated Statements of Earnings (Unaudited)
          Quarter Ended June 28, 1996 and June 30, 1995
          Six Months Ended June 28, 1996 and June 30, 1995.................  2

        Consolidated Statements of Cash Flows (Unaudited)
          Six Months Ended June 28, 1996 and June 30, 1995.................  3

        Notes to Consolidated Financial Statements (Unaudited).............  4

        ITEM 2.

        Management's Discussion and Analysis of
          Results of Operations and Financial Condition....................  6

PART II OTHER INFORMATION

        ITEM 6.

        Exhibits and Reports on Form 8-K...................................  6

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        INTERIM SERVICES INC.
                     CONSOLIDATED BALANCE SHEETS
         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 JUNE 28,   DECEMBER 29,
                                                   1996       1995
                                                 --------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                   $  2,007    $  4,025
     Marketable securities                             55      15,675
     Receivables, less allowance for doubtful
          accounts of $2,813 and $2,176           167,274     143,209
     Insurance deposits                            51,393      50,686
     Other current assets                          11,430       9,270
                                                 --------   ---------
         TOTAL CURRENT ASSETS                     232,159     222,865
INTANGIBLE ASSETS, NET                            174,154     171,529
PROPERTY AND EQUIPMENT, NET                        35,469      27,128
OTHER ASSETS                                       22,123      20,106
                                                 --------   ---------
                                                 $463,905    $441,628
                                                 --------   ---------
                                                 --------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable to banks                      $ 60,000    $ 54,727
     Accounts payable and other accrued expenses   27,239      25,829
     Accrued salaries, wages and payroll taxes     39,193      30,005
     Accrued insurance                             44,860      43,319
     Dividend payable                                  -          372
     Accrued income taxes                              -        1,087
                                                 --------   ---------
          TOTAL CURRENT LIABILITIES               171,292     155,339
LONG-TERM OBLIGATIONS                              60,000      60,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share;
          authorized-- 2,500,000 shares;
          none issued or outstanding                   -           -
     Common stock, par value $.01 per share;
          authorized-- 25,000,000 shares:
          issued and outstanding--
          15,464,351 and 15,376,248 shares            155         154
     Additional paid-in capital                    86,697      85,121
     Unrealized gain on marketable securities           -          26
     Retained earnings                            145,761     140,988
                                                 --------   ---------
          TOTAL STOCKHOLDERS' EQUITY              232,613     226,289
                                                 --------   ---------
                                                 $463,905    $441,628
                                                 --------   ---------
                                                 --------   ---------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INTERIM SERVICES INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
         (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     QUARTER ENDED      SIX MONTHS ENDED
                                   ------------------  -------------------
                                   JUNE 28,  JUNE 30,  JUNE 28,  JUNE 30,
                                     1996     1995      1996      1995
                                   --------  --------  -------- ---------
Revenues                           $281,188  $203,444  $545,913  $397,096
Cost of services                    194,504   140,599   380,232   275,135
                                   --------  --------  -------- ---------
   Gross profit                      86,684    62,845   165,681   121,961
                                   --------  --------  -------- ---------

Selling, general and
     administrative expenses         60,964    42,098   116,741    82,462
Licensee commissions                  9,475     9,513    18,657    18,157
Amortization of intangibles           2,188     1,665     4,337     3,291
Net interest expense (income)         1,805      (59)     3,441       (42)
Merger expense                        8,183         -     8,600        -
                                   --------  --------  -------- ---------
                                     82,615   53,217    151,776   103,868
                                   --------  --------  -------- ---------

   EARNINGS BEFORE TAXES              4,069     9,628    13,905    18,093

Income taxes                          4,415     4,159     8,762     7,932
                                   --------  --------  -------- ---------

   NET (LOSS) EARNINGS             $   (346) $  5,469  $  5,143  $ 10,161
                                   --------  --------  -------- ---------
                                   --------  --------  -------- ---------

NET (LOSS) EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARES        $  (0.02) $   0.35  $   0.32 $    0.65
                                   --------  --------  -------- ---------
                                   --------  --------  -------- ---------

WEIGHTED AVERAGE SHARES
     OUTSTANDING                     15,420    15,669    15,916    15,659
                                   --------  --------  -------- ---------
                                   --------  --------  -------- ---------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         INTERIM SERVICES INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                             ------------------
                                                              JUNE 28,  JUNE 30,
                                                               1996      1995
                                                             --------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings                                             $  5,143  $ 10,161
    Adjustments to reconcile net earnings to net cash
         from operating activities:
    Depreciation and amortization                               9,098     6,931
    Provision (benefit) for deferred taxes on income              327      (111)
    Changes in assets and liabilities, net of effects of
         acquisitions
          Receivables                                         (24,308)   (8,022)
          Insurance deposits                                     (707)       13
          Other current assets                                 (2,475)   (3,244)
          Other assets                                         (3,031)      863
          Accounts payable and accrued expenses                   524    (2,881)
          Accrued salaries, wages and payroll taxes             9,152     3,688
          Accrued insurance                                     1,541       597
          Accrued income taxes                                 (1,087)     (448)
          Other                                                    (1)     (128)
                                                             --------- --------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES  (5,824)    7,419
                                                             --------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (12,919)   (6,896)
    Purchases of marketable securities                         (1,123)  (11,443)
    Proceeds from sale of marketable securities                16,754     9,562
    Decreases in deposits                                           -         5
    Acquisitions, net of cash acquired                         (5,382)  (18,055)
                                                             --------- --------
    NET CASH USED IN INVESTING ACTIVITIES                      (2,670)  (26,827)
                                                             --------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments/Issuances of Notes Payable                       5,273    18,727
    Dividends paid                                               (374)     (622)
    Proceeds from exercise of employee stock options            1,577       297
                                                             --------- --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                   6,476    18,402
                                                             --------- --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (2,018)   (1,006)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  4,025     6,872
                                                             --------- --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  2,007  $  5,866
                                                             --------- --------
                                                             --------- --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                        $ 11,422  $  8,652
                                                             --------- --------
                                                             --------- --------
    Interest  paid                                           $  3,841  $    348
                                                             --------- --------
                                                             --------- --------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of June 28, 1996, the Consolidated Statements of Earnings for the quarter and six months ended June 28, 1996 and June 30, 1995, and the Consolidated Statements of Cash Flows for the six months ended June 28, 1996 and June 30, 1995 have been prepared by the Company, without audit. The Consolidated Balance Sheet as of December 29, 1995 was derived from audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 28, 1996 and for all periods presented have been made.

   These consolidated financial statements should be read in conjunction with the Company's supplemental financial statements and notes thereto included in the Company's recent Form S-3 filing on July 29, 1996. These financial statements give retroactive effect to the merger of Brandon Systems Corporation with Interim Services Inc. on May 23, 1996 and have become Interim's historical consolidated financial statements (see footnote 2).

2. The Company completed a  merger with Brandon Systems Corporation
   ("Brandon") on May 23, 1996, whereby 4,401,146 outstanding shares of Brandon and 235,900 Brandon stock options were exchanged for 3,872,690 shares of Interim common stock and 207,592 vested Interim stock options (the "Brandon Merger"). This transaction was accounted for as a pooling-of-interests and accordingly the historical financial information has been restated for all periods prior to the Brandon Merger. Certain reclassifications have been made to Brandon's accounts to conform to the Company's presentation. Operating results previously reported for the separate companies for periods prior to the merger are as follows:

                               Quarters Ended
                            ---------------------
                            March 29,   March 31,
                              1996        1995
                            ---------  ----------
   Revenues:
     Interim                $ 242,414   $ 173,517
     Brandon                   22,311      20,135
                            ---------  ----------
                            $ 264,725   $ 193,652
                            ---------  ----------
                            ---------  ----------

   Net earnings:
     Interim                $   4,245   $  3,241
     Brandon                    1,244      1,451
                            ---------  ----------
                            $   5,489  $   4,692
                            ---------  ----------
                            ---------  ----------

   Net earnings per share:
     Interim                $    0.27  $    0.21
     Brandon                $    0.08  $    0.09
                            ---------  ----------
                            $    0.35  $    0.30
                            ---------  ----------
                            ---------  ----------

   All fees and expenses related to the merger and the consolidation of the combined companies have been expensed as required under the pooling-of-interests accounting method in the Company's Consolidated Statement of Earnings for the period ended June 28, 1996. Such fees and expenses are approximately $ 8.6 million and consist of investment banking, legal and accounting fees, severance and benefit related costs and other costs of consolidating operations. The actual cost of the transaction may vary from these estimates.

3. Net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. As of June 28, 1996, the Company has 15,464,351 shares of common stock outstanding.

ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Interim and Brandon Systems Corporation ("Brandon") (a wholly-owned subsidiary of Interim), collectively referred to as the Company. On May 23, 1996, Brandon became a wholly-owned subsidiary of Interim. These consolidated financial statements have been prepared under the pooling-of-interests method of accounting and accordingly reflect the combined financial position and operating results of Interim and Brandon for all periods presented. There were no significant intercompany transactions during the periods covered by these consolidated financial statements (see footnote 2).

RESULTS OF OPERATIONS

The following analysis of operations for the quarter and six months ended June 28, 1996 compared to the quarter and six months ended June 30, 1995 should be read in conjunction with the Consolidated Statement of Earnings found on page 2.

QUARTER ENDED JUNE 28, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

Revenues increased 38.2% to $281.2 million from $203.4 million last year. Revenues are generated primarily through two operating divisions, Commercial Services and HealthCare. Commercial Services revenues increased 46.1% reflecting significant acquisition activity in the Information Technology
(IT) service line, expansion of the On-Premise program and an increase in the number of offices. HealthCare Division revenues increased 14.0% due to increases in number of company owned offices and expansion of Occupational Health services.

Gross profit increased 37.9% to $86.7 million compared to $62.8 million a
year ago.   Increases in cost of services and gross profit are associated with the increase in revenues. Gross profit margin decreased to 30.8% from 30.9% last year principally due to a decline in franchise royalties as a percent of total company revenue. Franchise royalties contribute 100% to gross profit. Revenues of company-owned offices are growing at a faster rate than franchise sales principally due to acquisition activity and increased company-owned On-Premise locations.

Selling, general and administrative expenses increased 44.8% to $61.0 million from $42.1 million last year. Selling, general and administrative expenses as a percentage of revenues were 21.7% compared to 20.7% a year ago. Operating expenses increased due to the higher costs associated with our professional services group, IT, accounting, legal and search which have higher gross margins and higher operating expenses.

Licensee commissions remained at $9.5 million due to the conversion of a large licensee to a franchise in the first quarter of 1996. Licensee commissions as a percent of revenues decreased to 3.4% from 4.7% due to branch revenues growing at a faster rate than licensee revenue.

Amortization expense increased from $1.7 million to $2.2 million reflecting an increase in intangible assets arising from acquisitions.

The effective tax rate of 108.5% for the second quarter of 1996 results from a large portion of merger costs being non-deductible. The effective tax rate, excluding the effects of non recurring merger charges, was 43.1% compared to 43.2% last year. The decline in the effective tax rate is due primarily to the fact that during these periods amortization of certain non-deductible intangibles remained relatively fixed while earnings before taxes increased.

The Company reported a net loss of $0.3 million, or a loss of $0.02 per share, after recognizing estimated merger costs associated with the Brandon merger. The Company recorded merger costs of $8.2 million consisting of investment banking, legal and accounting fees, severance and benefit related costs and other costs of consolidating operations. The actual cost of the transaction could vary from these estimates. These costs reduced the second quarter net earnings by $7.3 million, net of tax, or $0.46 per share.
Excluding the effects of non recurring merger charges, net earnings for the quarter were up 27.5% to $7.0 million, or $0.44 per share, compared to $5.5 million, or $0.35 per share last year, representing a 25.7% increase in per share earnings. The weighted average number of shares outstanding was 15,420,000 compared to 15,669,000 last year.

SIX MONTHS ENDED JUNE 28, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Revenues increased 37.5% to $545.9 million from $397.1 million last year. Revenues are generated primarily through two operating divisions, Commercial Services and HealthCare. Commercial Services revenues increased 45.2% reflecting significant acquisition activity in the Information Technology
(IT) service line, expansion of the On-Premise program and an increase in the number of offices. HealthCare Division revenues increased 14.3% due to increases in the number of offices and expansion of Occupational Health and Physicians services.

Gross profit increased 35.8% to $165.7 million compared to $122.0 million a year ago. The increases in cost of services and gross profit are associated with increases in revenues. Gross profit margin decreased to 30.3% from 30.7% last year principally due to a decline in franchise royalties as a percent of total company revenue. Franchise royalties contribute 100% to gross profit. Revenues of company-owned offices are growing at a faster rate than franchise revenues principally due to acquisition activity and increased company-owned On-Premise locations.

Selling, general and administrative expenses increased 41.6% to $116.7 million from $82.5 million last year. Selling, general and administrative expenses as a percentage of revenues were 21.4% compared to 20.8% a year ago. Operating expenses increased due to the higher costs associated with our professional services group, IT, accounting, legal and search which have higher gross margins and higher operating expenses.

Licensee commissions increased to $18.7 million from $18.2 million last year. The increase in commissions is due to increased revenues by existing licensees.

Amortization expenses increased from $ 3.3 to $ 4.3 million, reflecting an increase in intangible assets arising from acquisitions.

Interest expense increased due to an increase in borrowings during the period (see Financial Condition).

The effective tax rate of 63.0% for the first six months of 1996 results from a large portion of merger costs being non-deductible. The effective tax rate, excluding the effects of non recurring merger charges, was 43.6% compared to 43.8% last year. The decline in the effective tax rate is due primarily to the fact that during these periods amortization of certain non-deductible intangibles remained relatively fixed while earnings before taxes increased.

The Company reported net earnings of $5.1 million, or $0.32 per share after recognizing merger costs associated with the Brandon merger. The merger costs of $8.6 million reduced net earnings by $7.6 million, net of tax, or $0.48 per share. Excluding the effects of non recurring merger charges, net earnings for the quarter were up 25.0% to $12.7 million, or $0.80 per share, compared to $10.2 million, or $0.65 per share last year, representing a 23.1% increase in per share earnings. The weighted average number of shares outstanding was 15,916,000 compared to 15,659,000 last year.

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 1 and 3, respectively.

Working capital including effects of acquisitions decreased from $67.5 million at December 29, 1995 to $60.9 million at June 28, 1996. The working capital ratio was 1.4 at June 28, 1996 and at the end of 1995. After the merger with Brandon, the Company sold marketable securities and utilized proceeds to pay down debt, however, merger-related costs and increased receivables related to strong revenue growth during the period resulted in a net increase of $5.3 million in short term debt during the second quarter ended June 28, 1996. Additionally, the Company used cash in the second quarter of 1996 for capital expenditures related to computer hardware and construction in progress for the expansion of the Corporate Service Center.

The Company believes that its internally generated funds and lines of credit are sufficient to support anticipated levels of growth.

                      PART II - OTHER INFORMATION

ITEM 4. - MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

(a)(1) The Annual Meeting of the stockholders of the company was held on May 9, 1996.

(a)(2) Special Meeting of stockholders of the Company was held on May 23, 1996.

(b) At the Annual Meeting, directors Raymond Marcy, J. Ian Morrison and A. Michael Victory were re-elected for three-year terms expiring in 1999. The following directors continue in office after the Annual Meeting, for terms expiring in the year following their names: William F. Evans (97); Cinda A. Hallman (97); Harold Toppel (97); Jerome B. Grossman (98); Allan C. Sorensen
(98).

(c)(1) Votes for the election of directors at the Annual meeting were as follows:

                                         VOTES FOR      VOTES WITHHELD
                                        ------------   ----------------
                Raymond Marcy            10,240,919         6,446

                J. Ian Morrison          10,241,475         5,889

                A. Michael Victory       10,240,604         6,760


NOTE: On May 23, 1996, by vote of the Board of Directors, a new Class III directorship was created and Steven S. Elbaum was elected to this directorship for a term expiring in 1999.

(c)(2) At the Annual Meeting, stockholders voted on proposals to amend each of the Company's 1993 Long-Term Executive Compensation Plan and the 1993 Stock Option Plan for Outside Directors to increase by an aggregate of 450,000 the number of shares issuable under the Plans. The votes were as follows:


                                                                       BROKER
                         VOTES FOR    VOTES AGAINST    ABSTENTIONS    NON-VOTES
                         ---------    -------------    -----------    ---------
Amend Executive Plan     6,434,127       3,171,826        13,267       628,143

Amend Director's Plan    7,371,872       2,234,297        12,442       628,843


(c)(3) At the Special Meeting, stockholders voted upon a proposal to approve the issuance of Interim Service's common stock pursuant to the Agreement and Plan of Merger, dated February 27, 1996, providing for the merger of a subsidiary of the Company into Brandon Systems Corporation. The votes were as follows:

VOTES FOR:           VOTES AGAINST:       ABSTENTIONS:        BROKER NON-VOTES
8,975,312               1,584                7,782                    0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


 EXHIBIT
 NUMBER                   EXHIBIT NAME                                                       NOTE
- --------                  ------------                                                       -----
 2.1      Agreement and Plan of Merger                                                        (1)
 3.1      Restated Articles of Incorporation of Registrant                                    (2)
 3.2      By-Laws of Registrant                                                               (2)
 4.1      Rights Agreement dated as of April 1, 1994, between Interim Services
          and Boatmen's Trust Company                                                         (3)
 4.2      Form of Certificate of Designations, Preferences and Rights of
          Participating Preferred Stock of Interim Services                                   (3)
 4.3      Form of Stock Certificate                                                           (4)
10.1      Interim Services, 1993 Long-Term Executive Compensation Plan, as amended            (5)
10.2      Interim Services, 1993 Stock Option Plan for Outside Directors, as amended          (5)
10.3      Revolving Credit Agreement of Interim Services dated as of April 6, 1994, as replaced by the Amended and Restated Revolving Credit Agreement of Interim
          Services dated as of June 2, 1995                                                   (6)
10.4      Tax Sharing Agreement dated October 1993, by and between H&R Block, Inc.
          and Interim Services                                                                (2)
10.5      Amendment No. 2 dated November 28, 1995 to Amended and Restated Revolving
          Credit Agreement of Interim Services dated as of June 2, 1995                       (7)
10.6      Indemnification Agreement dated January 1, 1994, by and between Interim
          Services and H&R Block, Inc.                                                        (2)
10.7      Franchise/License Agreement dated July 12, 1993, by and between Interim
          Services and Keco Health Care, Inc.                                                 (2)
10.8      Interim Services' 1994 Stock Option Plan for Franchisees, Licensees and
          Agents, as amended                                                                  (8)
10.9      Employment Agreement dated as of May 1, 1994, by and between Interim
          Services and Ray Marcy                                                              (6)
10.10     Employment, Confidentiality, and Noncompetition Agreement by and
          between Interim Services and Allan Sorensen                                         (6)
11        Statement re: Computation of Per Share Earnings                                     Page 11
19        Form S-3 Registration Statement under the Securities Act of 1933                    (9)
22        Published report regarding matters submitted to vote of security holders            None
27        Financial Data Schedule

                                     10

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

(5) These Exhibits are filed as Exhibits to Interim Services' Proxy Statement dated March 28, 1996 and filed in connection with Interim Services' 1996 Annual Meeting, and are incorporated herein by reference.

(6) These Exhibits are filed as Exhibits to Interim Services' Form 10-K for the twelve month period ended December 30, 1994, and are incorporated herein by reference.

(7) This Exhibit is filed as an Exhibit to Interim Services' Form 8-K dated December 15, 1995, and is incorporated herein by reference.

(8) This Exhibit is filed as an Exhibit to Interim Services' Form S-3, as filed with the SEC on July 12, 1995, and is incorporated herein by reference.

(9) This Form S-3 was filed with the SEC on July 29, 1996, and is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

  During the first quarter of the period covered by this Report, the Company filed a Report on Form 8-K/A dated February 6, 1996 and received by the SEC on February 9, 1996. The report was filed under Items 2 and 7 of Form 8-K and contained certain audited and pro forma unaudited financial statements.

  During the second quarter of the period covered by this Report, the Company filed a Report on Form 8-K/A dated and received by the SEC on June 6, 1996. The report was filed under Items 2 and 7 of Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           INTERIM SERVICES INC.
                                      ------------------------------
                                               (Registrant)



DATE 8/12/96                         BY /s/ Roy G. Krause
     -------                           ------------------------------
                                            Roy G. Krause
                                       Executive Vice President
                                       and Chief Financial Officer



DATE  8/12/96                        BY /s/ Paul Haggard
      -------                          ------------------------------
                                          Paul Haggard
                                      Financial Vice President/Treasurer