Form 10-Q
period 1996-09-27
INTERIM SERVICES INC
filed 1996-11-12
CIK 914536

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996

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

Yes ( X )     No (  )

The number of shares outstanding of the registrant's Common Stock, $.0l par value, at October 25, 1996 was 19,466,899 shares.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I   FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS



          Consolidated Statements of Earnings (Unaudited)
           Quarters Ended September 27, 1996 and September 29, 1995
           Nine Months Ended September 27, 1996 and September 29, 1995.....  1

          Consolidated Balance Sheets (Unaudited)
           September 27, 1996 and December 29, 1995........................  2

          Consolidated Statements of Cash Flows (Unaudited)
           Nine Months Ended September 27, 1996 and September 29, 1995.....  3


          Notes to Consolidated Financial Statements (Unaudited)...........  4


          ITEM 2.
          Management's Discussion and Analysis of Results of Operations
           and Financial Condition.........................................  6



PART II   OTHER INFORMATION

          ITEM 4. -
          Matters Submitted to a Vote of Security  Holders................   9

          ITEM 6. -
          Exhibits........................................................  10

                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             INTERIM SERVICES  INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                          -----------------------------    -----------------------------
                                          SEPTEMBER 27,   SEPTEMBER 29,    SEPTEMBER 27,   SEPTEMBER 29,
                                              1996            1995             1996            1995
                                          -------------   -------------    -------------  --------------
Revenues                                  $     294,711   $     221,948    $     840,624   $     619,044
Cost of services                                203,551         155,439          583,783         430,574
                                          -------------   -------------    -------------  --------------
 Gross profit                                    91,160          66,509          256,841         188,470
                                          -------------   -------------    -------------  --------------

Selling, general and
   administrative expenses                       62,773          43,719          179,514         126,181
Licensee commissions                             10,485           9,442           29,142          27,599
Amortization of intangibles                       2,235           1,795            6,572           5,086
Interest expense                                  1,697             249            5,138             207
Merger expense                                        -               -            8,600               -
                                          -------------   -------------    -------------  --------------
                                                 77,190          55,205          228,966         159,073
                                          -------------   -------------    -------------  --------------

 EARNINGS BEFORE TAXES                           13,970          11,304           27,875          29,397

Income taxes                                      6,143           4,927           14,905          12,859
                                          -------------   -------------    -------------  --------------

 NET EARNINGS                             $       7,827   $       6,377    $      12,970  $       16,538
                                          -------------   -------------    -------------  --------------
                                          -------------   -------------    -------------  --------------

NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARES                 $        0.49   $        0.41    $        0.81  $         1.06
                                          -------------   -------------    -------------  --------------
                                          -------------   -------------    -------------  --------------

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                     15,958          15,639           15,930          15,652
                                          -------------   -------------    -------------  --------------
                                          -------------   -------------    -------------  --------------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INTERIM SERVICES INC.
                           CONSOLIDATED BALANCE SHEETS
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         SEPTEMBER 27,        DECEMBER 29,
                                                             1996                1995
                                                         -------------        ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $         737        $      4,025
  Marketable securities                                              -              15,675
  Receivables, less allowance for doubtful
    accounts of $2,650 and $2,176                              180,764             143,209
  Insurance deposits                                            53,279              50,686
  Other current assets                                          13,614               9,270
                                                         -------------        ------------
     TOTAL CURRENT ASSETS                                      248,394             222,865
INTANGIBLE ASSETS, NET                                         173,233             171,529
PROPERTY AND EQUIPMENT, NET                                     41,330              27,128
OTHER ASSETS                                                    22,230              20,106
                                                         -------------        ------------
                                                         $     485,187        $    441,628
                                                         -------------        ------------
                                                         -------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks                                 $      63,400        $     54,727
  Accounts payable and other accrued expenses                   33,825              25,829
  Accrued salaries, wages and payroll taxes                     40,340              30,005
  Accrued insurance                                             46,418              43,319
  Dividend payable                                                   -                 372
  Accrued income taxes                                               -               1,087
                                                         -------------        ------------
     TOTAL CURRENT LIABILITIES                                 183,983             155,339
LONG-TERM OBLIGATIONS                                           60,000              60,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
     authorized-- 2,500,000 shares; none issued
     or outstanding                                                  -                   -
  Common stock, par value $.01 per share;
     authorized-- 50,000,000 and 25,000,000 shares
     issued and outstanding-- 15,500,295 and
     15,376,248 shares respectively                                155                 154
  Additional paid-in capital                                    87,449              85,121
  Unrealized gain on marketable securities                           -                  26
  Retained earnings                                            153,600             140,988
                                                         -------------        ------------
     TOTAL STOCKHOLDERS' EQUITY                                241,204             226,289
                                                         -------------        ------------
                                                         $     485,187        $    441,628
                                                         -------------        ------------
                                                         -------------        ------------




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INTERIM SERVICES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                              FOR THE NINE MONTHS ENDED
                                                         ---------------------------------
                                                         SEPTEMBER 27,       SEPTEMBER 29,
                                                             1996                1995
                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                             $    12,970         $    16,538
  Adjustments to reconcile net earnings to net cash
     from operating activities:
  Depreciation and amortization                                 14,016              10,725
  Provision for deferred taxes on income                        (2,366)               (135)
  Changes in assets and liabilities, net of effects of
     acquisitions:
     Receivables                                               (37,798)            (27,251)
     Insurance deposits                                         (2,593)             (5,511)
     Other current assets                                       (2,224)             (1,873)
     Other assets                                               (2,828)                903
     Accounts payable and accrued expenses                       6,610                 267
     Accrued salaries, wages and payroll taxes                  10,299               6,821
     Accrued insurance                                           3,099               1,924
     Accrued income taxes                                       (1,087)                557
     Other                                                         810                (111)
                                                         -------------       -------------
     NET CASH (USED IN)/PROVIDED BY
       OPERATING ACTIVITIES                                     (1,092)              2,854
                                                         -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (22,145)             (9,281)
  Purchases of marketable securities                                 -             (15,129)
  Proceeds from sale of marketable securities                   15,686              11,276
  Decreases in deposits                                              -                 (11)
  Acquisitions, net of cash acquired                            (6,365)            (19,648)
                                                         -------------       -------------
  NET CASH USED IN INVESTING ACTIVITIES                        (12,824)            (32,793)
                                                         -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments/Issuances of notes payable                          8,673              28,427
  Transactions of pooled company                                  (267)               (793)
  Proceeds from exercise of employee stock options               2,222                 364
                                                         -------------       -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                     10,628              27,998
                                                         -------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (3,288)             (1,941)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,025               6,872
                                                         -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $       737         $     4,931
                                                         -------------       -------------
                                                         -------------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                        $    12,360         $    12,469
                                                         -------------       -------------
                                                         -------------       -------------
  Interest  paid                                           $     5,616         $       787
                                                         -------------       -------------
                                                         -------------       -------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Statements of Earnings for the quarter and nine months ended September 27, 1996 and September 29, 1995, and the Consolidated Balance Sheet as of September 27, 1996, and the Consolidated Statements of Cash Flows for the nine months ended September 27, 1996 and September 29, 1995 have been prepared by the Company, without audit. The Consolidated Balance Sheet as of December 29, 1995 was derived from audited financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 27, 1996 and for all periods presented have been made.

     These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form S-3 filing on July 29, 1996. These financial statements give retroactive effect to the merger of Brandon Systems Corporation with Interim Services Inc. on May 23, 1996 and have become Interim's historical consolidated financial statements (see footnote 2).

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



                                                       Quarters Ended
                                               ----------------------------
                                                 March 29,        March 31,
                                               -----------      -----------
                                                   1996             1995
                                               -----------      -----------
          Revenues:
            Interim                            $   242,414      $  173,517
            Brandon                                 22,311          20,135
                                               -----------      -----------
                                               $   264,725      $  193,652
                                               -----------      -----------
                                               -----------      -----------
          Net earnings:
            Interim                            $     4,245      $    3,241
            Brandon                                  1,244           1,451
                                               -----------      -----------
                                               $     5,489      $    4,692
                                               -----------      -----------
                                               -----------      -----------

          Net earnings per share:
            Interim                            $      0.27      $     0.21
            Brandon                                   0.08            0.09
                                               -----------      -----------
                                               $      0.35      $     0.30
                                               -----------      -----------
                                               -----------      -----------

     All fees and expenses related to the merger and the consolidation of the combined companies have been expensed as required under the pooling-of-interests accounting method in the Company's Consolidated Statement of Earnings for the period ended June 28, 1996. Such fees and expenses are approximately $8.6 million and consist of investment banking, legal and accounting fees, severance and benefit related costs and other costs of consolidating operations.

3. Net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. As of September 27, 1996, the Company has 15,500,295 shares of common stock outstanding.

4. On October 18, 1996 the Company completed a public offering of 4,250,000 shares of its $0.01 par value Common Stock (300,000 shares were sold by certain selling shareholders and 3,950,000 shares were sold by the Company) at $43.25 per share. Net proceeds to the Company were approximately $163.6 million, of which $131.7 million was used to repay borrowings under the Company's credit facilities. The balance of the proceeds are being held in short-term investments and are available for continued growth both internally and through acquisitions.

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

RESULTS OF OPERATIONS

The following analysis of operations for the quarter and nine months ended September 27, 1996 compared to the quarter and nine months ended September 29, 1995 should be read in conjunction with the Consolidated Statement of Earnings found on page 1.

QUARTER ENDED SEPTEMBER 27, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 29, 1995

Revenues increased 32.8% to $294.7 million from $221.9 million last year. Revenues are generated primarily through two operating divisions, Commercial Services and HealthCare. Commercial Services revenues increased 39.8% reflecting significant acquisition activity in the Information Technology (IT) service line, expansion of the On-Premise program and an increase in the number of offices. HealthCare Division revenues increased 9.1% due to increases in the number of company-owned offices and expansion of Occupational Health services.

Gross profit increased 37.1% to $91.2 million compared to $66.5 million a year
ago.   Increases in cost of services and gross profit are associated with increase in revenues. Gross profit margin increased to 30.9% from 30.0% last year principally due to growth in the percentage of revenues being derived from professional services, a higher margin service, and a lesser percentage of revenues from commercial staffing services, which have lower gross margins.

Selling, general and administrative expenses increased 43.6% to $62.8 million from $43.7 million last year. Selling, general and administrative expenses as a percentage of revenues were 21.3% compared to 19.7% a year ago. Operating expenses increased due to the higher costs associated with our professional services group, IT, accounting, legal and search which have higher gross margins and higher operating expenses.

Licensee commissions increased 11.0% to $10.5 million from $9.4 million last year. Licensee commissions as a percent of revenues decreased to 3.6% from 4.3% due to branch revenues growing at a faster rate than licensee revenue, caused in part by a large licensee converting to a franchise in the first quarter of 1996.

Amortization expense increased from $1.8 million to $2.2 million reflecting an increase in intangible assets arising from acquisitions.

The effective tax rate for the third quarter of 1996 was 44.0% compared to 43.6% last year. The increase in the effective tax rate is due primarily to growth in high tax states predominantly associated with Brandon operations.

Net earnings for the quarter were up 22.7% to $7.8 million, or $0.49 per share, compared to $6.4 million, or $0.41 per share last year, representing a 20.3% increase in per share earnings. The weighted average number of shares outstanding was 15,958,000 compared to 15,639,000 last year.

NINE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 1995

Revenues increased 35.8% to $840.6 million from $619.0 million last year. Revenues are generated primarily through two operating divisions, Commercial Services and HealthCare. Commercial Services revenues increased 43.3% reflecting significant acquisition activity and growth in the Information Technology (IT) service line, expansion of the On-Premise program and an increase in the number of offices. HealthCare Division revenues increased 12.5% due to increases in the number of offices and expansion of Occupational Health services.

Gross profit increased 36.3% to $256.8 million compared to $188.5 million a year ago. The increases in cost of services and gross profit are associated with increases in revenues. Gross profit margin increased to 30.6% from 30.4% last year principally due to a greater percentage of revenues being derived from higher margin professional services and a lesser percentage of commercial staffing revenues which are lower gross margin services.

Selling, general and administrative expenses increased 42.3% to $179.5 million from $126.1 million last year. Selling, general and administrative expenses as a percentage of revenues were 21.4% compared to 20.4% a year ago. Operating expenses increased due to the higher costs associated with our professional services group, IT, accounting, legal and search which have higher gross margins and higher operating expenses.

Licensee commissions increased to $29.1 million from $27.6 million last year. The increase in commissions is due to increased revenues by existing licensees.

Amortization expenses increased from $5.1 to $6.6 million, reflecting an increase in intangible assets arising from acquisitions.

Interest expense increased due to increased borrowings during the period (see Financial Condition).

The effective tax rate of 53.5% for the first nine months of 1996 results from a large portion of merger costs being non-deductible. The effective tax rate, excluding the effects of non recurring merger charges, was unchanged at 43.7% versus last year.

The Company reported net earnings of $13.0 million, or $0.81 per share after recognizing merger costs associated with the Brandon merger. The merger costs of $8.6 million reduced net earnings by $7.6 million, net of tax, or $0.48 per share. Excluding the effects of non recurring merger charges, net earnings for the nine months were up 24.1% to $20.5 million, or $1.29 per share, compared to $16.5 million, or $1.06 per share last year, representing a 20.8% increase in per share earnings. The weighted average number of shares outstanding was 15,930,000 compared to 15,652,000 last year.

FINANCIAL CONDITION


These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 2 and 3, respectively.

Working capital including effects of acquisitions decreased from $67.5 million at December 29, 1995 to $64.4 million at September 27, 1996. The working capital ratio was 1.4 at September 27, 1996 and at the end of 1995 After the
merger with Brandon, the Company sold   marketable securities and utilized
proceeds to pay down debt, however, merger-related costs and increased receivables related to strong revenue growth during the period resulted in a net increase of $9.5 million in short-term debt in the nine months ended September 27, 1996. Additionally, the Company used $22.1 million primarily for capital expenditures related to computer hardware and software for field and corporate operations and construction in progress for the expansion of the Corporate Service Center.

The Company believes that its internally generated funds and lines of credit are sufficient to support anticipated levels of growth.

SUBSEQUENT EVENT

On October 18, 1996, the Company completed a secondary offering of 4.25 million shares of its $0.01 par value Common Stock at $43.25 per share. Net proceeds to the Company were approximately $163.6 million, of which $ 131.7 million was used to repay borrowings under the Company's credit facilities. The balance of the proceeds are being held in short-term investments and are available for continued growth both internally and through acquisitions.

PART II - OTHER INFORMATION

ITEM 4. - MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting of stockholders of the Company was held on September 9, 1996.

(c) (1) At the Special Meeting held on September 9, 1996, stockholders voted upon a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000.

        Votes For         Votes Against      Abstentions
        ---------         -------------      -----------
        13,691,902          574,748            18,554

(c) (2) At the Special Meeting held on September 9, 1996, stockholders voted upon a proposal to amend the Restated Certificate of Incorporation of the Company to effectively reduce the vote required to amend the number and type of authorized shares of stock of the Company from a 2/3 vote to a majority vote of the outstanding shares of stock of the company entitled to vote.

      Votes For       Votes Against       Abstentions
      ----------      -------------       -----------
      11,204,727        597,010             446,543

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS


   EXHIBIT
   NUMBER                    EXHIBIT NAME                             NOTE
 2.1       Agreement and Plan of Merger                               (1)
 3.1       Restated Certificate of Incorporation of Registrant,
           as amended                                                  *
 3.2       By-Laws of Registrant, as amended                           *
 4.1       Rights Agreement dated as of April 1, 1994, between
           Interim Services and Boatmen's Trust Company               (3)
 4.1A      Amendment No. 1 to Rights Agreement dated as of April 1,
           1994                                                        *
 4.2       Form of Certificate of Designations, Preferences and
           Rights of Participating Preferred Stock of Interim
           Services                                                   (3)
 4.3       Form of Stock Certificate(4)
 4.4       Articles Fourth, Fifth, Seventh, Eighth and Tenth of the
           Restated Certificate of Incorporation of the Company       (10)
 4.5       Sections Four through Twelve and Thirty-Five through
           Forty-One of the Bylaws of the Company                     (10)
10.1       Interim Services' 1993 Long-Term Executive Compensation
           Plan, as amended                                           (5)
10.2       Interim Services' 1993 Stock Option Plan for Outside
           Directors, as amended                                      (5)
10.3       Revolving Credit Agreement of Interim Services dated as
           of April 6, 1994, as replaced by the Amended and Restated Revolving Credit Agreement of Interim Services dated as
           of June 2, 1995                                            (6)
10.4       Tax Sharing Agreement dated October 1993, by and between
           H&R Block, Inc. and Interim Services                       (2)
10.5       Amendment No. 2 dated November 28, 1995 to Amended and
           Restated Revolving Credit Agreement of Interim Services
           dated as of June 2, 1995.                                  (7)
10.6       Indemnification Agreement dated January 1, 1994, by and
           between Interim Services and H&R Block, Inc.               (2)
10.7       Franchise/License Agreement dated July 12, 1993, by and
           between Interim Services and Keco Health Care, Inc.        (2)
10.8       Interim Services' 1994 Stock Option Plan for Franchisees,
           Licensees and Agents, as amended                           (8)
10.9       Employment Agreement dated as of May 1, 1994, by and
           between Interim Services and Ray Marcy                     (6)
10.10      Employment, Confidentiality, and Noncompetition Agreement
           by and between  Interim Services and Allan Sorensen        (6)
11         Statement re: Computation of Per Share Earnings            Page 12
19         Form S-3 Registration Statement under the Securities Act
           of 1933                                                    (9)
22         Published report regarding matters submitted to vote of
           security holders                                           None
23.1       Consent of Bryan Cave LLP                                  (10)
23.2       Consent of Deloitte & Touche LLP                           (9)
27         Financial Data Schedule

(1) This Exhibit is filed as an Exhibit to Interim Services' Proxy Statement/Prospectus, dated April 24, 1996, and is incorporated herein by reference.

(2) This Exhibit is filed as an Exhibit to Interim Services' Form S-1, Amendment No. 2, dated January 12, 1994, SEC Registration No. 33-71338, and is incorporated herein by reference.

(3) This Exhibit is filed as an Exhibit to Interim Services' Form 8-A, dated April 11, 1994, SEC Registration No. 0-23198, and is incorporated herein by reference.

(4) This Exhibit is filed as an Exhibit to Interim Services' Form 10-K for the fiscal year ended March 25, 1994, and is incorporated herein by reference.

(5) This Exhibit is filed as an Exhibit to Interim Services' Proxy Statement dated March 28, 1996 and filed in connection with Interim Services' 1996 Annual Meeting, and is incorporated herein by reference.

(6) This Exhibit is filed as an Exhibit to Interim Services' Form 10-K for the twelve month period ended December 30, 1994, and is incorporated herein by reference.

(7) This Exhibit is filed as an Exhibit to Interim Services' Form 8-K dated December 15, 1995, and is incorporated herein by reference.

(8) This Exhibit is filed as an Exhibit to Interim Services' Form S-3, as filed with the SEC on July 12, 1995, and is incorporated herein by reference.

(9) This Exhibit is filed as an Exhibit to Interim Services' Form S-3 as filed with the SEC on July 29, 1996, Registration No. 333-09109 and is incorporated herein by reference.

(10) This Exhibit is filed as an Exhibit to Interim Services' Form S-3, Amendment No. 1, dated September 16, 1996, and is incorporated herein by reference.
*    Filed herewith

                                                                 EXHIBIT 11

   CALCULATION OF PRIMARY NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE




                                                            Quarter Ended                   Nine Months Ended
                                                     ----------------------------      ----------------------------
                                                     September 27,  September 29,      September 27,  September 29,
                                                         1996           1995               1996           1995
                                                     -------------  -------------      -------------  -------------

Net earnings per common and common
   equivalent share                                  $  7,827,000   $  6,377,000       $  12,970,000  $  16,538,000
                                                     ------------   ------------       -------------  -------------
                                                     ------------   ------------       -------------  -------------
Average number of shares outstanding -
   primary:
Average number of common shares
   outstanding                                         15,482,000     15,422,000          15,433,000     15,414,000
Dilutive effect of stock options after
   application of treasury stock method                   476,000        217,000             497,000        238,000
                                                     ------------   ------------       -------------  -------------
Average number of shares outstanding                   15,958,000     15,639,000          15,930,000     15,652,000
                                                     ------------   ------------       -------------  -------------
                                                     ------------   ------------       -------------  -------------
Earnings per share:
Primary                                              $       0.49   $       0.41       $        0.81  $        1.06
                                                     ------------   ------------       -------------  -------------
                                                     ------------   ------------       -------------  -------------




CALCULATION OF FULLY DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                                            Quarter Ended                    Nine Months Ended
                                                     ----------------------------      ----------------------------
                                                     September 27,  September 29,      September 27,  September 29,
                                                         1996          1995                1996           1995
                                                     -------------  -------------      -------------  -------------

Net earnings per common and common
   equivalent share                                  $  7,827,000   $  6,377,000       $  12,970,000  $  16,538,000
                                                     ------------   ------------       -------------  -------------
                                                     ------------   ------------       -------------  -------------

Shares used in calculating fully-diluted earnings
   per share:
Average number of common shares
   outstanding fully-diluted                           15,482,000     15,422,000          15,433,000     15,414,000
Additional effect of stock options after
   application of treasury stock method                   521,000        259,000             523,000        262,000
                                                     ------------   ------------       -------------  -------------
Average number of shares outstanding                   16,003,000     15,681,000          15,956,000     15,676,000
                                                     ------------   ------------       -------------  -------------
                                                     ------------   ------------       -------------  -------------
Earnings per share:
Fully-diluted                                        $       0.49   $       0.41       $        0.81  $        1.06
                                                     ------------   ------------       -------------  -------------
                                                     ------------   ------------       -------------  -------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 INTERIM SERVICES INC.
                                              --------------------------
                                                    (Registrant)




DATE   11/  11 / 96                          BY  /s/ Roy G. Krause
                                                 --------------------
                                                     Roy G. Krause
                                             Executive Vice President
                                             and Chief Financial Officer




DATE   11/  11/ 96
                                             BY  /s/ Paul Haggard
                                                -------------------
                                                     Paul Haggard
                                             Financial Vice President/Treasurer