Form 10-K
period 1996-12-27
INTERIM SERVICES INC
filed 1997-03-11
CIK 914536

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the twelve months ended December 27, 1996
                        Commission file number: 0-23198

                             INTERIM SERVICES INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                 36-3536544
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

            2050 SPECTRUM BOULEVARD, FORT LAUDERDALE, FLORIDA 33309

             (Address of principal executive offices)    (Zip code)

                                 (954) 938-7600
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                               NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS         ON WHICH REGISTERED
Common Stock--$.01 par value  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on February 21, 1997, was $742,844,900.

    Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on February 21, 1997 was 19,548,550.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after December 27, 1996, are incorporated herein by reference in response to Part III, Items 11 through 13, inclusive.

                             CHANGE IN FISCAL YEAR

    During the nine months ended December 30, 1994, the Company changed its fiscal year from a 52- or 53-week year ending on the last Friday in March to a 52- or 53-week year ending on the last Friday in December. The change in fiscal year was made to align the Company's year end more closely with the standard for companies in the flexible staffing industry. Consistent with the Company's financial reporting, the information presented in this Form 10-K covers the twelve months ended December 27, 1996, and, when applicable, the twelve months ended December 29, 1995 and December 30, 1994. The year ended December 30, 1994 contained 53 weeks and the years ended December 27, 1996 and December 29, 1995 contained 52 weeks.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Interim Services Inc. ("Interim" or, the "Company") has evolved significantly since its founding in 1946. Originally, the Company was formed to provide temporary industrial and light industrial services and has since expanded to provide a wide range of services. Nursing and home care services were first provided in 1966 and the Company has since expanded to provide a wide range of flexible staffing services. The Company is organized into two divisions: the Commercial Division and the HealthCare Division.

    On August 16, 1978, the Company, then known as Personnel Pool of America, Inc., was acquired by H&R Block, Inc. ("Block"). On January 22, 1991, Block acquired another temporary service business, Interim Systems Corporation ("ISC"). At the time of the acquisition, ISC was providing clerical, secretarial, light industrial and healthcare personnel through 178 branch offices in 20 states and three Canadian provinces. The businesses of the Company and ISC were combined on December 31, 1991. On June 15, 1992, the Company changed its name to "Interim."

    On January 27, 1994, the Company completed an initial offering of its Common Stock to the public at $20 per share ("IPO"). Since its IPO, the Company has acquired fourteen flexible staffing companies including five companies acquired in the fiscal year ending 1994, five companies acquired in fiscal year 1995, and four companies in fiscal year 1996. The five companies acquired in 1994 had pro forma combined revenue of $41.4 million (assuming full year results). The five companies acquired in 1995 had pro forma combined revenue of $119.0 million (assuming full year results). The four companies acquired in 1996 had pro forma combined revenue of $105.0 (assuming year ended prior to acquisition results).

    On August 7, 1996 Interim Common Stock began trading on the New York Stock Exchange. On October 17, 1996 the Company completed a public offering of 4,250,000 shares of its $0.01 par value Common Stock (300,000 shares were sold by certain selling shareholders and 3,950,000 shares were sold by the Company) at $43.25 per share. Net proceeds to the Company were approximately $163.1 million, of which $131.7 million was used to repay borrowings under the Company's credit facilities. The balance of the proceeds are being held in short-term investments and are available for continued growth both internally and through acquisitions.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company operates within one industry segment, providing flexible staffing in the United States, Puerto Rico, Canada, The Netherlands and the United Kingdom.

DESCRIPTION OF BUSINESS

    The Company is a leader in providing a comprehensive range of customized staffing solutions, including flexible staffing, home care, full-time placement, consulting and other value-added services on a national basis to businesses, professional and service organizations, governmental agencies, health care facilities and individuals. As of December 27, 1996, the Company operated through a network of 998 offices in the U.S., Canada, The Netherlands and the United Kingdom. Management believes that, based on system-wide sales, the Company is currently the fourth largest provider of staffing services in the United States and is the seventh largest provider in the world.

    The Company provides commercial and health care services through two divisions, each offering numerous specialized skills. The Commercial Division is divided into two units, Commercial Staffing and Professional Services, which currently represent approximately 53% and 27% of total Company revenues, respectively. Commercial Staffing fulfills client requirements for temporary clerical and light industrial skills, in addition to temporary and permanent workforce management. Professional Services offers consulting and staffing services in the areas of information technology ("IT"), legal, accounting, search and human resources. The HealthCare Division provides physicians, nurses, therapists, home health aides and home companions and currently represents approximately 20% of total Company revenues.

GROWTH STRATEGY

    The Company's goal is to drive revenue and earnings growth by providing the most innovative human resource solutions worldwide. The Company's strategy emphasizes broad geographic coverage, a comprehensive range of services and customized client solutions. Management believes that the Company's proven earnings performance, brand identity, aggressive growth strategy and entrepreneurial operating environment are key competitive advantages. The following details the major elements of the Company's strategy.

    INCREASE REVENUE THROUGH OFFICE EXPANSION

    The Company maintains an aggressive growth strategy which includes establishing company-owned branches, adding licensed and franchised offices and making strategic acquisitions. Growth through acquisition is generally preferred when building experience in a particular professional service area or when an acquisition in traditional commercial staffing or home care business will enable Interim to fill-in or expand into an important geographic market. The Company's successful diversified growth strategy provides Interim with significant flexibility in evaluating alternative methods for expansion.

    Since the IPO, the Company has increased its office base by approximately 41% to 998, adding approximately $265 million in revenues from 14 acquired flexible staffing companies. The following table provides detail of the Company's acquisitions since the IPO.

                                     ACQUISITION    NUMBER OF        REVENUES
         ACQUIRED COMPANY               DATE       OFFICES (1)    IN MILLIONS (2)           PRIMARY SERVICES
-----------------------------------  ----------  ---------------  ---------------  -----------------------------------
PROFESSIONAL SERVICES
Brandon Systems Corporation........     5/96               32        $    89.0     IT Consulting and Staffing
Of-Counsel.........................     5/96                1              1.0     Attorney, Paralegal and Legal
                                                                                   Secretary Staffing
Computer Power Group...............    12/95               17             81.0     IT Consulting and Staffing
Hernand & Partners.................    11/95                3              2.7     Attorneys Staffing
Juntunen...........................    10/95                2             13.6     IT Staffing, HR Consulting and
                                                                                   Retained Search
OCS Services & Group...............     6/95                5             16.1     IT Consulting and Staffing
Career Associates/Career Temps.....     6/95                5              5.6     Accounting Staffing/Search
HEALTHCARE
Therapy Staff Services/Gulf
  Rehab............................    10/94                1             12.1     Therapy Staffing
Hospital Staffing Services.........     9/94               18             23.5     Home care
Med South Health Care..............     8/94                1              1.2     Home care
Community Home Health
  Professionals....................     6/94                4              3.0     Home care
COMMERCIAL STAFFING
Allround/Interplan (Netherlands)...    11/96                6             15.0     Clerical and Light Industrial
ICS Temporary Services.............    12/94                1              1.6     Clerical and Light Industrial
                                                           --
                                                                        ------
    Total..........................                        96        $   265.4

------------------------

(1) Office count at the time of acquisition.

(2) Revenues shown for 1995 and 1994 acquisitions reflect annualized results for the year. 1996 acquisitions reflect revenues for the year ended prior to acquisition.

    In addition to external acquisitions, Interim usually purchases franchises and licenses which are for sale. The Company is generally the purchaser of choice when an Interim franchisee or licensee decides to sell its business. The Company has a first right of refusal on any franchise sale at the same terms and conditions as may be agreed with another purchaser and has a standard purchase option on licenses. Overall, company-owned branches yield higher profits than franchised or licensed offices and therefore the purchase of these offices is accretive to overall earnings.

    AGGRESSIVELY GROW PROFESSIONAL SERVICES

    As part of its acquisition focus, Interim plans to continue to target aggressive growth in its Professional Services businesses. Demand continues to expand for professional staffing services, reflecting changing attitudes toward workforce management and the proliferation of technical skills required in an office environment. The Company believes that such services tend to provide higher margins and to be less cyclical than traditional flexible staffing and to provide attractive opportunities to cross-sell other Interim services. Since the IPO, approximately $210 million of the $265 million in acquired revenues have been in Professional Services.

    LEVERAGE COMMON BRAND IDENTITY

    Interim is the only national staffing company which provides commercial, professional and health care services under the same brand name (e.g., Interim HealthCare, Interim Technology, Interim Accounting Professionals, Interim Legal Professionals, Interim Attorneys, Interim Personnel). Such brand identity facilitates cross-selling as management has found that customers appreciate the ability to do business with a familiar company while also having access to a broad range of specialists. The common Company identity also facilitates information flow and smooth interaction among the various Interim offices. In addition, through its common brand identity the Company and its franchisees are better able to benefit from national media advertising. Accordingly, all acquisitions are converted to the Interim name as soon as practicable. The increasing demand by large companies for centralized staffing services is increasing the importance of being able to offer a high-profile, wide range of services over a broad geographic area. Interim is well-positioned to capitalize on this trend.

    PROVIDE INNOVATIVE VALUE-ADDED CLIENT SOLUTIONS

    Interim is committed to developing innovative human resource solutions to meet the evolving needs of its clients and providing quality care for its patients. For example, in 1993 Interim pioneered the concept of dedicated, on-site workforce management with Interim On-Premise. Interim On-Premise accounted for 18% of the Commercial Division's revenue for the twelve months ended December 27, 1996. Executive search, placement and human resource consulting services have similarly been added in response to client needs. Recognizing the changing needs of the health care marketplace and anticipating the demands of health care payors, Interim developed InterPath, a proprietary medical record documentation and outcome measurement system for home care services.

    DELIVER SERVICES THROUGH SPECIALIZED OFFICES

    Each of the Company's offices is focused on providing staff with a particular skill set to meet customer needs. The managers and sales people in these offices have training and experience in the relevant field and are able to establish relationships with those individuals making the buying decisions for that service at a client organization. For example, the IT offices market their services directly to the information resources department head, the accounting offices market to the controller and the HealthCare offices market to the care manager. It has been the Company's experience that clients prefer dealing with an office that "speaks their language" and understands their staffing requirements.

    SUPPORT ENTREPRENEURIAL ENVIRONMENT

    The Company seeks highly talented managers who are capable of operating independently and who will succeed within the Company's decentralized structure. All Interim managers are compensated based on profits generated within their scope of responsibility. Branch, area and regional managers are responsible for their own hiring, pricing, business mix and local promotion. The Company's use of franchising and licensing contributes to this entrepreneurial environment. Management believes the Company's decentralized approach provides strong incentives to manage expenses and increase profits at each office and results in a creative and committed management team.

THE FLEXIBLE STAFFING INDUSTRY

    Demand for staffing services has grown significantly as businesses continue to increase reliance on temporary personnel to manage operating costs and meet fluctuating staffing requirements. In addition, many companies use flexible staffing to reduce administrative overhead by outsourcing operations that are not part of their core business competencies. Furthermore, the flexible staffing industry is highly fragmented and is currently experiencing a trend toward consolidation. The key forces driving consolidation include the growth of regional or national contracts, expansion of professional specialties and the need for sophisticated management information systems. Smaller staffing companies that have limited capital and management resources are increasingly finding it difficult to compete.

    TRADITIONAL FLEXIBLE STAFFING MARKET

    In 1996, Staffing Industry Report estimated that temporary staffing industry revenues would be approximately $45 billion and that, from 1991 to 1996, such revenues would have grown at a compound annual rate of approximately 16%. The Bureau of Labor Statistics reports that the flexible staffing industry was the fastest growing employment category in 1996 in the United States, and projects that flexible staffing will be the seventh fastest growing from 1995 through 2005, increasing over four times faster than the general labor force.

    PROFESSIONAL AND IT STAFFING MARKETS

    Certain categories of professional staffing services are experiencing considerable growth, in excess of the industry as a whole, as companies realize they can enjoy the same type of flexibility for personnel such as computer programmers, accountants, paralegals and attorneys as they do with traditional flexible staff. Furthermore, the use of technology has led to a dramatic rise in demand for technical project support, software development and other computer-related services. Corporations are outsourcing many of these departments and/or utilizing flexible staffing to attempt to keep pace with rapidly changing technology and increasing demand for these types of technical skills.

    Revenues from technical/computer temporary staffing were estimated to have grown from $5.7 billion in 1993 to $11.4 billion in 1996, which would represent a compound annual growth rate of approximately 26%. In addition, revenues from professional/specialty temporary staffing were estimated to have grown from $2.4 billion in 1993 to $4.8 billion in 1996, which would represent a compound annual growth rate of approximately 26% according to Staffing Industry Report.

HEALTH CARE STAFFING INDUSTRY

    Health care staffing services include providing general and specialized health care skills and companionship in the home environment, as well as providing the same health care skills in hospitals, nursing homes, HMOs and other health care facilities. Home care is one of the fastest growing sectors of the health care industry and home health aides are expected to be the fastest growing occupation from 1992 through 2005, according to the Labor Department.

    Contributing to the growth of home care is national pressure to reduce health care costs. Studies indicate that the cost of home care averages 40% to 70% of that of institutional care. In addition, industry growth is driven by the increase in overall demand for health care for the aging American population and by technological advances which have made it possible to perform many sophisticated medical procedures in the home.

COMMERCIAL DIVISION

    The Commercial Division provides skills in two primary areas, traditional commercial flexible staffing and professional services. Each area offers a comprehensive range of skills to fulfill client requirements and are described below.

    COMMERCIAL STAFFING. The traditional flexible staffing business entails providing a wide variety of clerical, administrative, assembly and light industrial skills. In addition to supplying personnel to perform general office tasks such as reception, copying and filing, the Company provides personnel who are proficient in word processing, graphics, spreadsheets or database management. In the light industrial area, Interim supplies personnel to perform light industrial tasks such as electronic and precision assembly, PC board assembly, packaging, shipping and receiving, warehousing, landscaping, construction and equipment operation. The Company also offers full-time placement of these skills. Approximately 53% of the Company's total revenues are currently derived from Commercial Staffing.

    INTERIM ON-PREMISE. Four years ago, the Company introduced a new staffing concept, Interim On-Premise, whereby a client delegates management of its flexible staffing needs to the Company, allowing the client to focus on its core business activities. On-Premise has evolved to include managing a client's entire workforce on-site, a significant portion of which is permanent staff. To better serve its On-Premise clients, the Company has developed proprietary software that is designed to facilitate managing the productivity of personnel at the client's work site. On-Premise offices are predominantly company-owned. Since the concept was introduced, revenues from On-Premise clients have grown to 18% of Commercial Division revenues for the fiscal year ended December 27, 1996.

    The Company has found that Interim On-Premise clients, which currently tend to utilize Commercial Staffing services, are very receptive to other Interim services, particularly in the Professional Services area. On-Premise managers are well positioned to build on established relationships with key people at client organizations to introduce Professional Services. Conversely, Professional Services' employees often can identify instances where clients need additional staffing services and introduce Interim On-Premise. Management believes the Company's geographic and service breadth provide a strong competitive advantage in securing such broad-reaching assignments.

    PROFESSIONAL SERVICES. Professional Services offers a comprehensive range of consulting and staffing services in the areas of IT, legal, accounting, search and human resources. The Company provides personnel with skills in specialized professional areas, including software analysts, computer programmers, network administrators, attorneys, paralegals, court reporters, accountants and human resource managers. In addition, the Company offers full-time placement, recruiting, consulting and executive retained search services. The Company believes that Professional Services tend to be less cyclical than traditional flexible staffing and that higher margins and cross-selling opportunities are associated with these services. Management believes that Professional Services has substantial growth opportunities, and therefore the Company will continue to target disproportionate growth in these areas. Approximately 27% of the Company's total revenues are currently derived from Professional Services.

    INFORMATION TECHNOLOGY. Through acquisitions made since the IPO, Interim has built a leading information consulting and staffing services group operating through more than 50 offices in the United States and two locations in the United Kingdom. Now consolidated as Interim Technology, they provide a spectrum of strategic IT services including consulting, flexible staffing and outsourcing services. Interim Technology services can be subdivided into three specialty offerings, Interim Search Solutions, the Consulting Group and the Staffing Solutions Group.

    Interim Search Solutions provides a range of search services for technology specialties in positions up to and including Chief Information Officer. The group offers both contingency and fully retained search services. Contingency search results in payment only when a candidate has been placed at a company whereas retained search, which is generally for senior management positions, results in payments for services rendered, irrespective of placement.

    The Consulting Group specializes in the areas of software design, development, quality assurance, implementation and management. The Group has separate practices to supply specialized skills in the areas of client/server, legacy systems, network integration, software quality management, systems engineering and technical communications, and is a preferred skills provider for leading IT product companies such as Microsoft, SAP and Novell. In addition, the Consulting Group provides management of the significant conversions necessary to correct many mainframe software's inability to recognize dates after December 31, 1999, the "millennium problem". The Consulting Group provides longer term staffing and consulting services utilizing highly trained employees.

    The Staffing Solutions Group provides operations-based technical and professional staffing and support for IT operations including help desk and data center operations, operations analysis, communications, operations and PC support. This group also offers a unique outsourcing service whereby its clients maintain complete strategic control of their IT functions but are relieved of technology staffing and performance issues. Management believes that this service engenders a partnering relationship by providing the traditional savings of outsourcing while enabling clients to preserve strategic control over their information systems and data. The Staffing Solutions Group generally provides large numbers of personnel for shorter assignments.

    LEGAL SERVICES. The Company's legal offices provide attorneys, paralegals, court reporters, legal secretaries and deposition summary services predominantly to law firms and corporations. In addition, the Company has a "Depolab" at its corporate headquarters which utilizes proprietary software that permits law firms to have depositions summarized into 13 different formats. The centralized Depolab concept enhances supervision, confidentiality and quality control while making better use of human resources which would otherwise be located in various local offices.

    ACCOUNTING. Interim Accounting Professionals provides accounting and finance personnel at all levels including bookkeepers, degreed accountants, certified public accountants, auditors and controllers. The Company provides flexible staffing and full-time placement capabilities for its clients.

    HUMAN RESOURCE SERVICES. Interim HR Solutions offices provide human resource consulting and project management at client locations or on an outsourced basis. In addition, skilled professionals such as contract recruiters and human resource directors are available for project assignments. This group's expertise ranges from organizational development and training to compensation, plan design and benefits analysis.

HEALTHCARE DIVISION

    Health care staffing services includes providing general and specialized health care skills and companionship in the home environment, as well as providing the same health care skills in hospitals, nursing homes, HMOs and other health care facilities. Management believes Interim is the second largest health care staffing company in North America, based on sales. The HealthCare Division provides a broad range of personnel including physicians, nurses, therapists, home health aides and companions, occupational health and on-site medical personnel. During 1996, 78% of the HealthCare Division's revenues were derived from home care services, with the balance being derived from Health Care Special Services for hospitals, clinics, nursing homes and corporations with occupational health programs. Approximately 20% of the Company's total revenues are currently derived from the HealthCare Division.

    HOME CARE

    Interim provides a comprehensive, integrated approach to home care. Primary services include health aides, home companions and skilled nursing services. Additional services include activities such as home infusion services and the delivery of home medical equipment. Registered nurses and licensed practical nurses perform full clinical procedures, including dispensing medication, administering intravenous therapy and providing post-surgery wound care. In addition, nurses examine and record patients' progress, provide patient instructions and teaching, make periodic reports to the physicians in charge and carry out physicians' instructions. Home health aides are trained to assist the ill, elderly or disabled. Home companions visit patients in their homes to provide companionship and attend to other social and personal needs.

    Medicare business, for which the Company is only reimbursed for its costs, is not a principal focus of the Company's strategy and represents approximately 4% of the Company's revenues. Management believes that maintaining federal Medicare certification is important, however, as it serves as a widely recognized indicator of quality and standing in local communities and is important in obtaining more profitable business.

    HEALTHCARE SPECIAL SERVICES

    INSTITUTIONAL STAFFING. The institutional staffing sector provides licensed health care personnel for hospitals, nursing homes, HMOs and other health care facilities. Hospitals utilize temporary nurses to augment core nursing staff based on the number and condition of hospital patients, and for specialized staffing needs such as in the intensive care unit, surgery or emergency room.

    LOCUM TENENS PHYSICIANS. Interim supplies temporary physicians to physician groups and clinics, HMOs, and other facilities through nine regionally based offices which provide complete coverage of the United States. With more offices than any competitor, Interim is among the largest locum tenens staffing firms providing primary care physicians in North America. This is a growing, high margin business, and an example of the type of emerging special opportunities in the health care industry on which the Company is focusing.

    THERAPY SERVICES. The Company's physical and respiratory therapists and other similar health care professionals provide both home care and health care staffing services to rehabilitation facilities, school systems, hospitals, clinics, nursing homes and individuals needing home care all over the country. These specially trained, licensed personnel are often in short supply, and as a result, Interim recruits physical, occupational and speech therapists on a world-wide basis. Interim also offers IN-STEP, a program through which the Company helps finance overseas training of American students, who would otherwise be unable to pursue a therapy degree because of the shortage of U.S. schools offering therapy studies. Upon returning to the U.S. with their degree and being licensed, these students become members of the Interim workforce for a minimum of two years.

    OCCUPATIONAL HEALTH. In 1995, the Company launched Interim Occupational Health which manages and staffs on-site clinics and medical health programs for corporate clients, primarily Fortune 500 companies. Interim Occupational Health assists companies in enhancing employee safety procedures, developing wellness programs and implementing aggressive return-to-work policies. Such on-site management is another example of the Company's services that allow its clients to focus on their core competencies by reducing job related injuries, thereby lowering costs and increasing productivity.

OFFICE STRUCTURE

    Interim offices are company-owned, franchised and licensed. Most offices serve multiple clients in their respective geographic area, with the exception of Interim On-Premise sites which are established at the client's location to serve only that client. The following table details the number of offices which are company-owned, franchised and licensed as of the end of the periods listed.

                                                                                                    FISCAL YEAR ENDED DECEMBER,
                                                                                               -------------------------------------
NUMBER OF OFFICES                                                                                 1996         1995         1994
---------------------------------------------------------------------------------------------     -----        -----        -----
BRANCH OFFICES
Commercial Staffing..........................................................................         191          159          143
Professional Services........................................................................          92           79           38
HealthCare Services..........................................................................          99           90           83
HealthCare Special Services..................................................................          14           14            9
                                                                                                      ---          ---          ---
  Total Branch Offices.......................................................................         396          342          273
                                                                                                      ---          ---          ---
FRANCHISED OFFICES
Commercial Staffing..........................................................................         131          123          101
Professional Services........................................................................           3            2            3
HealthCare Services..........................................................................         285          289          265
                                                                                                      ---          ---          ---
  Total Franchised Offices...................................................................         419          414          369
                                                                                                      ---          ---          ---
LICENSED OFFICES
Commercial Staffing..........................................................................         160          163          131
Professional Services........................................................................          16           11            8
HealthCare Services..........................................................................           7           10           15
                                                                                                      ---          ---          ---
  Total Licensed Offices.....................................................................         183          184          154
                                                                                                      ---          ---          ---
TOTAL OFFICES
Commercial Staffing..........................................................................         482          445          375
Professional Services........................................................................         111           92           49
HealthCare Services..........................................................................         391          389          363
HealthCare Special Services..................................................................          14           14            9
                                                                                                      ---          ---          ---
  Total Offices..............................................................................         998          940          796
                                                                                                      ---          ---          ---
                                                                                                      ---          ---          ---

    OWNED OFFICES

    As of December 27, 1996, the Company owned and operated 396 branch offices. Branch office expansion is generally pursued in markets where Interim has an established presence and is used to increase market penetration. Additional expansion is achieved by establishing On-Premise branches at client sites. The Company intends to continue to expand company-owned branches in those locations where it can "cluster" multiple offices in close geographic proximity to utilize centralized regional and area management and other administrative functions which leverages growth and increases profitability.

    FRANCHISED OFFICES

    The Company has been granting franchises for more than 38 years. The average tenure of franchise ownership exceeds 14 years, and a number of franchisees are second generation owners. Most franchisees operate more than one franchise and franchises are granted for the services offered by both Commercial and HealthCare Divisions. While historically Commercial Division franchises tend to be Commercial

Staffing offices, the Company is beginning to offer franchises for Professional Services offices as well. As of December 27, 1996, the Company's 89 franchisees operated 419 franchised offices.

    The Company grants franchisees the exclusive right to market and furnish commercial flexible staffing services, health care services or a particular specialty or niche service within a designated geographic area using the Company's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. The Company provides franchises with its national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of the Company's policies and standards and recruit, employ and pay their own full-time and flexible staff. The Company receives royalty fees from each franchise based upon its sales, and in return supplies a variety of support and marketing services.

    For many years, the Company has had a secured loan program available to franchisees for working capital or acquisition loans. The Company believes this loan program has been an important factor in enhancing franchise growth. As of December 27, 1996, the aggregate balance outstanding on all franchise loans was $21.3 million.

    LICENSED OFFICES

    The Company also grants licenses, primarily in its Commercial Division, which give the licensee the right to establish a business utilizing the Company's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. As of December 27, 1996, the Company operated 183 licensed offices.

    Licensees are required to observe the Company's operating procedures and standards and act as a representative of the Company in recruiting, screening, classifying, employing and placing flexible staff in response to client orders. The licensee is responsible for establishing the office and paying related administrative and operating expenses, such as rent, utilities and salaries of full-time employees. The Company is responsible for paying the wages of the flexible staff and all related payroll taxes and insurance. As a result, the Company provides a substantial portion of the working capital needed for the licensed businesses. The Company has made a loan program available to licensees similar to that available to franchisees, although few licensees have accessed it to-date.

    Sales by the licensed offices are included in the Company's revenues, and the direct costs of services are included in the Company's cost of services. The licensee receives a commission from the Company, which generally is equivalent to 75% of the licensed offices' gross profits. The licensee is required to participate in the Company's national advertising program and use the Company's billing, payroll and other data processing services for which a separate fee is paid to the Company.

CORPORATE SUPPORT SERVICES

    FIELD SUPPORT. The Company maintains a strong national field support system to provide services, coordinate marketing and maintain consistent quality standards throughout the Interim office network. The Company offers a variety of skill development training for its personnel through Company-generated manuals and corporate training programs for office management.

    CORPORATE SERVICE CENTER. The Company provides its decentralized branch network with centralized functions for training, payroll, billing, receivables management, credit and collections, risk management, legal support, cash management, marketing and healthcare clinical operations. In addition, the Company has developed a proprietary software program to efficiently maintain client and flexible staff information, facilitate staffing selection and payroll functions, as well as provide testing software for consistent skills testing and information management.

    HEALTHCARE CLINICAL OPERATIONS. The Company maintains quality control standards through its National Clinical Operations Department. This department sets Company-wide medical policies and procedures and establishes guidelines for compliance with federal, state and local regulations in order to maintain consistent quality in patient care. All Interim HealthCare offices have registered nurses who provide supervision of patient care at the local level and coordinate business strategy with the national organization. Further, as a part of its overall strategy to become a full-service home care provider, Interim has entered into a number of relationships with pharmaceutical and home medical equipment vendors.

    CORPORATE MANAGED CARE AND MEDICARE EXPERTISE. During 1996, approximately 9% of the Company's revenues were derived from employer insurance plans, HMO plans, indemnity insurance plans and private funds. The Company has worked in tandem with many of the largest HMOs, insurance carriers and healthcare facilities and has developed experience with per episode and capitated rates, as well as traditional fee-for-service payment systems.

    Approximately 4% of the Company's 1996 revenues were from the Medicare program and approximately 3% were from Medicaid programs. Proposals have been advanced to change the current Medicare cost reimbursement scheme by substituting a prospective payment plan. Most prospective payment proposals would phase in a payment system under which providers would ultimately receive payment on a "per episode" basis, with overall payment limits as well as the opportunity for providers to share in savings to the extent program payments to providers are less than annual aggregate limits. While there can be no assurance that any such proposals will be implemented, nor any assurance as to the final form of such legislation, Interim does not anticipate any adverse impact from such changes because of its ability to manage its Medicare caseload and its ability to keep its current Medicare service costs well below existing cost caps.

TRADEMARKS

    In 1992, the Company changed its name and primary identifying trademarks from "PERSONNEL POOL" and "MEDICAL PERSONNEL POOL" to "INTERIM" and the related "INTERIM" marks described below. A few locations continue to operate under the "MEDICAL PERSONNEL POOL" and "PERSONNEL POOL" marks (or related marks used by such locations prior to acquisition by the Company). The Company has undertaken extensive national and local advertising and marketing efforts to increase its name recognition in the marketplace.

    The Company uses and has registered with the United States Patent and Trademark Office the trademarks: INTERIM, INTERIM ACCOUNTING, INTERIM HEALTHCARE, INTERIM PERSONNEL SERVICES, INTERIM IN-TOUCH, INTERIM LEGAL, INTERIM ON-PREMISE, INTERIM PHYSICIANS, INTERIM THERAPY, INTERIM TRAVEL NURSE, DEPOSUMS, INTERPATH, TEMPLINK, SKILL ANALYZER, TEMPORARY HEROES, INTERIM ASSISTED CARE, MEDICAL PERSONNEL POOL AND PERSONNEL POOL; it uses and has applications for registration pending for the trademarks: INTERIM COURT REPORTING, INTERIM OCCUPATIONAL HEALTH, INTERIM TECHNOLOGY, DEPOLAB, and INTERIM ATTORNEYS; and it uses and claims ownership of the unregistered trademarks: INTERIM CARE MANAGEMENT, INTERIM PERSONNEL, INTERIM FACILITIES MANAGEMENT, INTERIM FINANCIAL PERSONNEL, INTERIM HOME CARE, INTERIM MANAGED SERVICES, INTERIM OFFICE TECHNOLOGY, INTERIM STAFFING and VICTOR PERSONNEL.

    INTERIM and INTERPATH are registered trademarks of the Company in Canada.

SEASONALITY OF BUSINESS

    The Company's businesses are not seasonal in nature. The Company's commercial business has historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. However, as a result of general shifting of employment patterns and the growth in On-Premise, this business is becoming less cyclical. In addition, the Company's healthcare business is not cyclical and tends to dampen any cyclical effects from the commercial sector. No single customer accounts for more than 1% of the Company's sales.

COMPETITION

    The flexible staffing industry is competitive with limited barriers to entry. In addition to the Company, Manpower, Inc., Accustaff, Inc., Norrell Corporation, Kelly Services, Inc., and the Olsten Corporation are the principal national companies in the flexible staffing industry. The Company also competes with CDI Corporation, Robert Half International, Inc., Keane, Inc., COREStaff, Inc., and Alternative Resources Corporation, as providers of flexible staffing in regional or specialty staffing markets and with a variety of smaller, local providers of flexible staffing. No single competitor has more than a 7% national market share, based on system-wide sales. The Company and the Olsten Corporation are the principal national staffing companies providing health care personnel. Management believes that, based on system-wide sales, the Company is currently the fourth largest provider of staffing services in the United States and is the seventh largest provider in the world.

    Management believes that the Company's size gives it an advantage over smaller local competitors. As large companies and government agencies in the commercial area and large insurance companies, hospitals and physician groups in the health care area are increasingly contracting staffing services on a national and regional basis, flexible staffing companies that lack sufficient presence may be at a disadvantage in bidding for this business.

GOVERNMENTAL REGULATION

    Flexible staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff; (ii) registration, licensing, record keeping and reporting requirements; and (iii) substantive limitations on its operations. Flexible staffing firms are the legal employers of their temporary workers. Therefore, the firm is governed by laws regulating the employer/employee relationship such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation.

    The Company's HealthCare Division is subject to periodic examinations by government agencies and to extensive government regulation under federal, state and local law, including licensing requirements, certificate of need requirements, Medicare and Medicaid certification requirements, reimbursement requirements, anti-fraud, anti-abuse and anti-kickback statutes and regulations, and laws prohibiting physician ownership or compensation arrangements with home healthcare agencies. Healthcare providers are also subject to extensive documentation requirements of government agencies and industry participants, such as insurance companies and managed care companies. These regulations can affect the ability of the Company to collect its fees for services provided. There can be no assurance that the Company will be able to continue to obtain or maintain the required governmental approvals or licenses, obtain reimbursement for its services or avoid compliance or other problems under applicable laws and regulations.

    The federal and state governments have enacted in the past, and will enact in the future, laws and regulations that affect the provision of and reimbursement for Medicare services by the Company. However, management believes that because home care services and flexible staffing enable healthcare providers to lower the cost of providing medical services, healthcare reform may increase the use of flexible staffing and home care services, which are less costly than institutional care.

    Currently, 213 Interim Healthcare locations (approximately 55%) are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Applications for accreditation by the JCAHO are pending for additional branch and franchised offices. JCAHO accreditation can simplify the process of becoming an approved home care provider under the Medicare program and becoming licensed to provide home care services in some states. The Company intends to seek JCAHO accreditation of all branch and licensed offices and to encourage all franchised offices to do so as well.

    New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any changes in "the controlling person" of an operator of a licensed healthcare services agency (a "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking approval as a controlling person of an operator of a LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person may not exercise control over a LHCSA. The Company has six offices in New York State which are LHCSAs. These offices accounted for 1.7% of the Company's revenues during 1996. If any person should become the owner or holder, or acquire control, or the right to vote 10% or more of the common stock of the Company, such person could not exercise control of the Company's LHCSAs until such ownership, control or holding has been approved by the NYPHC.

    The Company's sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 17 states and one Canadian province. The Company must deliver a franchise offering circular (similar to a prospectus) to prospective franchisees or licensees. The Company has filed either the appropriate registration or obtained an exemption from registration in states which require franchisors to register in order to sell franchises. The Company does not anticipate that these requirements will have any material effect on its ability to sell franchises or licenses.

EMPLOYEES

    The Company estimates that it placed approximately 410,000 flexible personnel with clients in 1996, of which approximately 90,000 were placed, on average, at any given time. In addition, the Company employs approximately 3,700 staff employees at its corporate headquarters, field offices and national processing center.

ITEM 2.  PROPERTIES

    The executive offices of the Company are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida 33309, in a 113,000 square-foot building owned by the Company which was constructed in 1989, and expanded in 1996. The Company also leases approximately 39,000 square feet in two buildings within a mile of its executive offices for operations associated with its corporate headquarters and national processing center. These premises are held under short-term leases. All other offices of the Company and its subsidiaries are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options.

ITEM 3.  LEGAL PROCEEDINGS

    The Company, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position or results of operations of the Company. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that the Company insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions and fidelity losses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 27, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The Common Stock is traded on The New York Stock Exchange under the symbol "IS." High and low prices for the common stock by quarter appear in "Quarterly Financial Information" on page 40 and is hereby incorporated by reference. On February 28, 1997, there were approximately 709 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           FISCAL YEAR ENDED
                                                     -------------------------------------------------------------
                                                        1996         1995        1994(1)       1993        1992
                                                     -----------  -----------  -----------  -----------  ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
System-wide Sales (2)..............................  $ 1,834,258  $ 1,494,260  $ 1,279,339  $ 1,085,759  $ 973,099
                                                     -----------  -----------  -----------  -----------  ---------
                                                     -----------  -----------  -----------  -----------  ---------
INCOME STATEMENT DATA:
Revenues:
Commercial Division
  Commercial Staffing..............................  $   602,504  $   515,454  $   431,348  $   347,189  $ 281,982
  Professional Services............................      308,793      138,140       99,935       79,691     55,785
HealthCare Division................................      229,002      205,719      165,614      143,209    135,956
Other Income.......................................        6,852        4,934        7,799        4,171      3,740
                                                     -----------  -----------  -----------  -----------  ---------
    Total Revenues.................................    1,147,151      864,247      704,696      574,260    477,463
Expenses:
Cost of Services...................................      795,789      600,169      491,404      402,039    331,782
                                                     -----------  -----------  -----------  -----------  ---------
  Gross Profit.....................................      351,362      264,078      213,292      172,221    145,681
Selling, General & Admin...........................      243,652      177,105      137,859      119,763    106,346
Licensee Commissions...............................       39,500       37,295       33,796       20,586     12,142
                                                     -----------  -----------  -----------  -----------  ---------
  Results of Operations............................       68,210       49,678       41,637       31,872     27,193
Merger Expense (3).................................        8,600           --           --           --         --
Amort. Of Intangibles..............................        8,802        6,884        6,041        5,671      5,285
Interest Expense (4)(5)............................        5,696          990          112        1,787      1,570
                                                     -----------  -----------  -----------  -----------  ---------
  Earnings Before Taxes............................       45,112       41,804       35,484       24,414     20,338
Taxes on Earnings..................................       22,097       18,071       16,028       11,564      9,855
                                                     -----------  -----------  -----------  -----------  ---------
    Net Earnings...................................  $    23,015  $    23,733  $    19,456  $    12,850  $  10,483
                                                     -----------  -----------  -----------  -----------  ---------
                                                     -----------  -----------  -----------  -----------  ---------
Net Earnings Per Share (6).........................  $      1.38  $      1.52  $      1.26  $      0.93  $    0.76
                                                     -----------  -----------  -----------  -----------  ---------
                                                     -----------  -----------  -----------  -----------  ---------
Net Earnings Per Share (excluding merger
  expenses)........................................  $      1.83
                                                     -----------
                                                     -----------
Weighted Average Shares............................       16,709       15,662       15,391       13,873     13,846

BALANCE SHEET DATA:
Total Assets (7)...................................  $   512,490  $   424,489  $   275,364  $   242,925  $ 230,022
Long-term Obligations..............................           --       60,000           --       30,000     89,107
Working Capital....................................      169,283       67,526       81,997       78,898     73,381
OPERATING INFORMATION:
Total Offices (8)..................................          998          940          796          728        674

--------------------------

(1) The 1994 fiscal year contained 53 weeks. All other years contained 52 weeks.

(2) Includes sales of all company-owned, franchised and licensed offices. Sales data for franchised offices are derived from reports provided by franchisees, which are not audited.

(3) On May 23, 1996, the Company completed a merger with Brandon Systems Corporation ("Brandon"), an IT staffing company. Merger expense represents all fees and expenses related to the merger, consolidation and restructuring of the combined companies.

(4) Interest expense is net of interest income earned by Brandon.

(5) Prior to September 25, 1993, the Company's working capital and acquisition financing were provided by Block. There was no interest charged on intercompany debt. In conjunction with the IPO, effective September 25, 1993, Block formalized this arrangement by (i) providing a revolving credit facility in the amount of $20,000 to fund the operating requirements of the Company; (ii) converting $30,000 of intercompany indebtedness on such date to a term loan and (iii) contributing $51,289 to the capital of the Company. The earnings data for fiscal 1992 and 1993 give effect to this arrangement as if it occurred at the beginning of the periods. Interest expense has been computed at 6% and income taxes at the statutory rate.

(6) No cash dividend has ever been paid by Interim. However, prior to the Brandon Merger, Brandon paid cash dividends.

(7) Certain reclassifications have been made to prior periods to conform to current year presentation.

(8) At end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes included in this Form 10-K.

    The Company operates within one industry segment, providing flexible staffing in the United States, Canada, The Netherlands and parts of the United Kingdom. The Company's business is organized into two divisions: Commercial and HealthCare. The Commercial Division has two business lines, Commercial Staffing and Professional Services. The HealthCare Division offers home care services as well as special services.

    The Company completed a merger with Brandon Systems Corporation ("Brandon"), a strategic IT staffing company, on May 23, 1996, which was accounted for under the pooling-of-interests method of accounting. Accordingly, the historical information has been restated for all periods prior to the Brandon merger. All other acquisitions to date have been accounted for under the purchase method of accounting.

    During the nine months ended December 30, 1994, the Company changed its fiscal year from a 52- or 53-week year ending on the last Friday in March to a 52- or 53-week year ending on the last Friday in December. The change in fiscal year was made to align the Company's year end more closely with the standard for companies in the staffing industry. The financial statements have been restated, for all years presented, to a 52- or 53-week year ending on the last Friday in December.

GENERAL INDUSTRY TRENDS

    Demand for staffing services has grown significantly as businesses continue to increase reliance on flexible staff to manage operating costs and meet fluctuating staffing requirements. In addition, many companies use flexible staffing to reduce administrative overhead by outsourcing operations that are not part of their core business competencies. Furthermore, the staffing industry, while highly fragmented, is currently experiencing a trend toward consolidation, which is contributing to above-market rates of growth for a number of companies in the industry.

SALES OVERVIEW

    System-wide sales data includes sales from all company-owned, franchised and licensed offices. Sales data for franchised offices are derived from reports provided by franchisees, which are not audited. During 1996, Company sales increased by 22.8% to $1,834.3 million. From fiscal 1994 to 1996, system-wide sales increased by 43.4%. Sales growth from 1994 through 1996 is due primarily to the rapidly growing markets in which the Company operates, new branch openings, and most recently, growth in Professional Services through the acquisition of IT, legal and accounting branch offices.

    Franchisee sales have decreased as a percentage of total sales due to a slower rate of growth among franchisees and the repurchase of franchises by the Company. Licensee sales in 1996 decreased as a percentage of total sales as a result of the conversion of a large licensee to a franchisee.

    The following table summarizes the Company's sales mix for the last three fiscal years:

                                                                     FISCAL YEAR ENDED DECEMBER,
                                                                -------------------------------------
                                                                   1996         1995         1994
                                                                -----------  -----------  -----------
Branch........................................................       47.9%        40.8%        37.6%
Franchise.....................................................       39.2         43.9         47.2
License.......................................................       12.9         15.3         15.2
                                                                    -----        -----        -----
Total Sales...................................................      100.0%       100.0%       100.0%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

REVENUE OVERVIEW

    From 1994 through 1996, Commercial Division revenue increased as a percentage of total Company revenue principally due to the accelerated growth rate and acquisition activity in Professional Services.

                                                                     FISCAL YEAR ENDED DECEMBER,
                                                                -------------------------------------
                                                                   1996         1995         1994
                                                                -----------  -----------  -----------
Commercial Division:
  Commercial Staffing.........................................       52.5%        59.6%        61.2%
  Professional Services.......................................       26.9         16.0         14.2
HealthCare Division...........................................       20.0         23.8         23.5
Other.........................................................        0.6          0.6          1.1
                                                                    -----        -----        -----
Total Revenues................................................      100.0%       100.0%       100.0%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

    The following table summarizes the Company's revenue mix for the last three fiscal years:

                                                                     FISCAL YEAR ENDED DECEMBER,
                                                                -------------------------------------
                                                                   1996         1995         1994
                                                                -----------  -----------  -----------
Branch........................................................       76.7%        70.6%        68.3%
Franchise.....................................................        2.4          2.8          3.2
License.......................................................       20.3         26.0         27.4
Other.........................................................        0.6          0.6          1.1
                                                                    -----        -----        -----
Total Revenues................................................      100.0%       100.0%       100.0%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

RESULTS FROM OPERATIONS OVERVIEW

    During the past three years, the Company's gross profit margin remained relatively stable as higher gross margins in Professional Services were partially offset by (i) the growth of Commercial Staffing revenues, which have lower gross profit margins, and (ii) the decline of franchise royalties (which essentially contribute 100% to gross profit) as a percentage of total Company revenues.

    Selling, general and administrative expenses as a percentage of revenues increased over the three years reflecting higher relative costs associated with the growth of Professional Services. Additionally, due to the slower general growth of licensee revenues as compared to branch revenues, licensee commissions as a percentage of revenues has decreased.

    The following table sets forth operational results as a percentage of total revenues for the periods indicated:

                                                                     FISCAL YEAR ENDED DECEMBER,
                                                                -------------------------------------
                                                                   1996         1995         1994
                                                                -----------  -----------  -----------
Total Revenues................................................      100.0%       100.0%       100.0%
Cost of Services..............................................       69.4         69.4         69.7
                                                                    -----        -----        -----
Gross Profit (1)..............................................       30.6         30.6         30.3
Selling, General & Administrative.............................       21.2         20.5         19.6
Licensee Commissions..........................................        3.4          4.3          4.8
                                                                    -----        -----        -----
Results from Operations.......................................        6.0          5.8          5.9
Merger Expense................................................        0.8           --           --
Amortization of Intangibles...................................        0.8          0.8          0.8
Interest......................................................        0.5          0.1           --
Taxes.........................................................        1.9          2.1          2.3
                                                                    -----        -----        -----
Net Earnings..................................................        2.0%         2.8%         2.8%

Net Earnings (excluding merger expenses)......................        2.7%         2.8%         2.8%

------------------------

(1) During 1995, the Company reclassified certain non-payroll related costs from cost of services to selling, general and administrative expenses to conform to industry norms. The effect of this reclassification was to increase gross profit by 0.4% in 1995.

FISCAL 1996 COMPARED TO 1995

    REVENUES

    Revenues in 1996 increased 32.7% to $1,147.2 million from $864.2 million in the prior year. Commercial Staffing revenues increased 16.9% reflecting the expansion of the Interim On-Premise program and an increase in the number of offices and services provided. Professional Services revenues increased 123.5% reflecting significant IT acquisition activity and internal growth. HealthCare Division revenues increased 11.3% due to increases in the number of offices and expansion of Occupational Health and Physicians services.

    GROSS PROFIT

    Gross profit increased 33.1% to $351.4 million from $264.1 million in the prior year period. Increases in gross profit and cost of services are associated with the increase in revenues. Gross profit margin was 30.6%, the same as last year. Although the Company has added revenues of higher gross profit business through acquisitions and increases in our Professional Services business, this has been offset by a decline in franchise royalties as a percent of total company revenue and an increase in the percentage of Commercial Division revenues which generally have lower gross profit.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 37.6% to $243.7 million from $177.1 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 21.2% compared to 20.5% a year ago due to the higher relative costs associated with Professional Services.

    LICENSEE COMMISSIONS

    Licensee commissions increased 5.9% to $39.5 million from $37.3 million in the prior year period. Licensee commissions as a percentage of revenues decreased from 4.3% to 3.4% due to the Company's repurchase activity, one licensee conversion to a franchise, and slower general growth of licensee revenues as compared to branch revenue growth.

    AMORTIZATION OF INTANGIBLES

    Amortization expense increased 27.9% to $8.8 million from $6.9 million in the prior year period reflecting the increase in intangible assets arising from acquisitions.

    TAXES ON EARNINGS

    The effective tax rate of 49.0% in 1996 results from a large portion of merger expenses, recorded in the first half of 1996, being nondeductible. The effective tax rate, excluding the effects of nonrecurring merger expenses, was 43.0% compared to 43.2% in the prior year. The decline in the effective tax rate is due primarily to the fact that during these periods amortization of certain nondeductible intangibles remained relatively fixed while earnings before taxes increased.

    NET EARNINGS

    Net earnings excluding merger expenses (net of taxes) increased 29.0% to $30.6 million, or $1.83 per share, from $23.7 million, or $1.52 per share in the prior year period. This represents a 20.9% increase in per share earnings. Including merger expenses, net earnings decreased 3.0% to $23.0 million, or $1.38 per share from $23.7 million or $1.52 per share in the prior year period. The weighted average number of shares outstanding increased to 16,709,000 from 15,662,000 in the prior year period, primarily due to the additional shares issued as a result of the secondary public offering on October 17, 1996.

FISCAL 1995 COMPARED TO 1994

    REVENUES

    Revenues in 1995 increased 22.6% (24.3% excluding the 53rd week in 1994) to $864.2 million from $704.7 million in 1994. Commercial Staffing revenues increased 19.5% (21.1% excluding the 53rd week in 1994) due to an increase in the number of billed hours, offices acquired and continued internal office expansion. Professional Services revenues increased 38.2% (38.9% excluding the 53rd week in 1994) primarily related to acquisitions that occurred in 1995. HealthCare Division revenues increased 24.2% (26.8% excluding the 53rd week in 1994) due to continued expansion in home care.

    GROSS PROFIT

    Gross profit in 1995 increased 23.8% to $264.1 million from $213.3 million in 1994 (22.4% excluding reclassifications adopted in 1995 in which certain nonpayroll related costs were removed from cost of services to conform to industry norms). The gross profit margin was 30.6% (30.2% excluding reclassifications) as compared with 30.3% in the prior year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 28.5% to $177.1 million from $137.9 million in 1994. Selling, general and administrative expenses as a percentage of total revenue increased to 20.5% in 1995 from 19.6% in 1994 as a result of a full year of HealthCare Division acquisitions made in 1994 and a partial year of Professional Services acquisitions made in 1995. Professional Services such as executive search, human resources, accounting and therapy have a higher gross profit margin but require higher selling, general and administrative expenditures as a percentage of revenue.

    LICENSEE COMMISSIONS

    In 1995, licensee commissions increased 10.4% to $37.3 million from $33.8 million in 1994 as a result of an increased number of licensees.

    AMORTIZATION OF INTANGIBLES

    For 1995, amortization expense increased 14.0% to $6.9 million from $6.0 million in the prior year period reflecting the increase in intangible assets arising from acquisitions.

    TAXES ON EARNINGS

    The provision for income taxes for 1995 reflects an effective tax rate of 43.2%, which is less than the 45.2% rate for 1994. The lower effective tax rate for 1995 is the result of (i) a decrease in the effective rate relating to state income taxes and (ii) nondeductible amortization of intangible assets remaining fixed while earnings before income taxes increased.

    NET EARNINGS

    In 1995, net earnings increased 22.0% to $23.7 million from $19.5 million in 1994. Net earnings per share increased 20.6% to $1.52 in 1995 from $1.26 in 1994. The weighted average shares outstanding was 15,662,000 in 1995 compared to 15,391,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company financed its operations through cash generated by operating activities and bank lines of credit. The Company's principal uses of cash are funding acquisitions, capital expenditures, working capital needs and repayment of debt. The nature of the Company's business requires payment of wages to its flexible staff on a weekly, or bi-weekly basis, while payments from clients are generally received 30-60 days after billing for Commercial Staffing and Professional Services and 65 or more days for HealthCare clients. The Company believes that its internally generated funds, the excess cash from the secondary offering, and lines of credit are sufficient to support anticipated levels of growth of the Company.

    Net cash used in operating activities in 1996 was $6.1 million. Net cash provided by operating activities was $6.6 million, and $10.1 million in years 1995 and 1994, respectively. The 1996 decrease in cash flow from operating activities was primarily due to increased funding of higher days outstanding accounts receivable and $7.6 million (after-tax) of merger expenses paid in 1996.

    Investing activities used $29.3 million dollars in 1996, largely reflecting capital expenditures and acquisitions, net of cash acquired. These investing activities were partially offset by net proceeds of $15.6 million from the sale of marketable securities used to pay down debt. Historically, Brandon invested its cash in excess of immediately forseeable requirements principally in interest-bearing marketable securities that Brandon classified as "available for sale." The Company anticipates continued expenditures to continue development and implementation of its information technologies. In 1996, the Company spent approximately $8.8 million to build and furnish an addition to its corporate headquarters, and approximately $11.0 million to upgrade and expand its on-line network and computer equipment in both its headquarters and branch locations.

    On October 17, 1996, the Company completed a public offering of 4.25 million shares (3.95 million shares sold by the Company) of its $0.01 par value common stock at $43.25 per share. Net proceeds to the Company were approximately $163.1 million, of which $131.7 million was used to repay borrowings under the Company's credit facilities. The balance of the proceeds have been held in short-term investments and will be used for continued growth both internally and through acquisitions.

DESCRIPTION OF COMPANY FINANCING

    On April 6, 1994, the Company replaced a $30 million term loan and a $20 million revolving credit facility with Block with a new $50 million committed senior revolving credit agreement. In November 1995, this facility was increased to $150 million and in January 1997 was increased to $200 million. As of December 27, 1996, the Company had no borrowings outstanding under this agreement. The credit facility is available to fund the Company's acquisitions, to supply working capital and to provide for general corporate needs. Interest charged on the facility is based, at the Company's option, on either the banks' base rate or LIBOR plus an applicable margin. The margin changes based on the Company's leverage. The facility, which terminates January 15, 2002, contains customary covenants, including the maintenance of certain financial ratios such as minimum net worth and restrictions on the incurrence of liens and additional indebtedness.

    In addition, the Company has established short-term, unsecured, uncommitted lines of credit with certain banks. These lines of credit are based on LIBOR and are available to fund the Company's short-term capital requirements.

INFLATION

    The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

SEASONALITY AND CYCLICALITY OF BUSINESS

    The Company's businesses are not seasonal in nature. The Company's commercial business has historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. However, as a result of general shifting of employment patterns and the growth in On-Premise and Professional Services, management believes that the Company's commercial business is becoming less cyclical. In addition, the Company's health care business is not cyclical and tends to dampen any cyclical effects from the commercial sector. No single customer accounts for more than 1% of the Company's sales.

SUBSEQUENT EVENT

    On March 3, 1997, the Company announced a cash tender offer to purchase all of the outstanding shares of Michael Page Group PLC, a U.K.-based international provider of recruitment and staffing. Michael Page Group PLC 1996 revenues were $220 million, with pre-tax income of $48 million. The transaction is valued at approximately $574 million. The Company expects to complete the tender offer within 90 days and will finance the acquisition under a $675 million senior loan facility.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Interim Services Inc.
Fort Lauderdale, Florida

    We have audited the accompanying consolidated balance sheets of Interim Services Inc. and subsidiaries as of December 27, 1996 and December 29, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 27, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interim Services Inc. and subsidiaries as of December 27, 1996 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Fort Lauderdale, Florida
February 5, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INTERIM SERVICES INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEARS ENDED
                                                                             ------------------------------------
                                                                               DEC. 27,     DEC. 29,    DEC. 30,
                                                                                 1996         1995        1994
                                                                             ------------  ----------  ----------
Revenues...................................................................  $  1,147,151  $  864,247  $  704,696
Cost of services...........................................................       795,789     600,169     491,404
                                                                             ------------  ----------  ----------
  Gross profit.............................................................       351,362     264,078     213,292
                                                                             ------------  ----------  ----------
Selling, general and administrative expenses...............................       243,652     177,105     137,859
Licensee commissions.......................................................        39,500      37,295      33,796
Amortization of intangibles................................................         8,802       6,884       6,041
Interest expense...........................................................         5,696         990         112
Merger expense.............................................................         8,600          --          --
                                                                             ------------  ----------  ----------
                                                                                  306,250     222,274     177,808
                                                                             ------------  ----------  ----------

EARNINGS BEFORE TAXES......................................................        45,112      41,804      35,484

Income taxes...............................................................        22,097      18,071      16,028
                                                                             ------------  ----------  ----------
  NET EARNINGS.............................................................  $     23,015  $   23,733  $   19,456
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES.......................  $       1.38  $     1.52  $     1.26
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING........................................        16,709      15,662      15,391
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

                 See notes to Consolidated Financial Statements

                             INTERIM SERVICES INC.

                          CONSOLIDATED BALANCE SHEETS

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DEC. 27,    DEC. 29,
                                                                                         1996        1995
                                                                                      ----------  ----------
ASSETS
Current Assets:
  Cash and cash equivalents.........................................................  $   18,938  $    4,025
  Marketable securities:
    Available for sale..............................................................          --      15,675
    Trading securities..............................................................       7,499          --
  Receivables, less allowance for doubtful accounts of $3,023 and $2,176............     186,732     143,209
  Insurance deposits................................................................      32,794      33,547
  Other current assets..............................................................      18,301       9,270
                                                                                      ----------  ----------
  Total current assets..............................................................     264,264     205,726
Intangible assets, net..............................................................     174,747     171,529
Property and equipment, net.........................................................      49,795      27,128
Other assets........................................................................      23,684      20,106
                                                                                      ----------  ----------
                                                                                      $  512,490  $  424,489
                                                                                      ----------  ----------
                                                                                      ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable to banks............................................................  $       --  $   54,727
  Accounts payable and other accrued expenses.......................................      27,092      25,829
  Accrued salaries, wages and payroll taxes.........................................      40,948      30,005
  Accrued insurance.................................................................      26,782      26,180
  Dividend payable..................................................................          --         372
  Accrued income taxes..............................................................         159       1,087
                                                                                      ----------  ----------
  Total current liabilities.........................................................      94,981     138,200
Long-Term Obligations...............................................................          --      60,000
Deferred Tax Liability..............................................................       2,798          --
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized--2,500,000 shares; none issued or outstanding...........................................................
  Common stock, par value $.01 per share; authorized--50,000,000 and 25,000,000
    shares; issued and outstanding--19,476,684 and 15,376,248 shares................         195         154
  Additional paid-in capital........................................................     251,236      85,121
  Treasury stock....................................................................        (460)         --
  Unrealized gain on marketable securities..........................................          --          26
  Retained earnings.................................................................     163,740     140,988
                                                                                      ----------  ----------
Total stockholders' equity..........................................................     414,711     226,289
                                                                                      ----------  ----------
                                                                                      $  512,490  $  424,489
                                                                                      ----------  ----------
                                                                                      ----------  ----------

                See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    UNREALIZED
                                                                                    GAIN (LOSS)
                                                          ADDITIONAL                    ON
                                               COMMON      PAID IN     TREASURY     MARKETABLE     RETAINED
                                                STOCK      CAPITAL       STOCK      SECURITIES     EARNINGS     TOTAL
                                             -----------  ----------  -----------  -------------  ----------  ----------
Balance as of December 24, 1993............   $     138   $   57,197   $      --     $      --    $  100,659  $  157,994
Net earnings...............................          --           --          --            --        19,456      19,456
Transactions of pooled company.............           1          612          --           (72)       (1,105)       (564)
Change in foreign currency translation
  adjustment...............................          --           --          --            --          (262)       (262)
Proceeds from exercise of over-allotment
  options, net of expenses of $1,725.......          15       28,260          --            --            --      28,275
                                                  -----   ----------       -----           ---    ----------  ----------
Balance as of December 30, 1994............         154       86,069          --           (72)      118,748     204,899
Net earnings...............................          --           --          --            --        23,733      23,733
Transactions of pooled company.............                   (1,349)         --            98        (1,308)     (2,559)
Change in foreign currency translation
  adjustment...............................          --           --          --            --          (185)       (185)
Proceeds from exercise of employee stock
  options..................................          --          401          --            --            --         401
                                                  -----   ----------       -----           ---    ----------  ----------
Balance as of December 29, 1995............         154       85,121          --            26       140,988     226,289
Net earnings...............................          --           --          --            --        23,015      23,015
Transactions of pooled company.............                      271          --            --          (373)       (102)
Change in foreign currency translation
  adjustment...............................          --           --          --            --           110         110
Proceeds from exercise of employee stock
  options..................................           1        2,502          --            --            --       2,503
Sale of 3,950,000 shares of common stock in
  a public offering, net...................          40      162,635          --            --            --     162,675
Repurchase of 13,178 shares................          --           --        (460)           --            --        (460)
Stock option tax benefits..................          --          615          --            --            --         615
Issuance of 2,135 shares...................          --           92          --            --            --          92
Reversal of unrealized gain on marketable
  securities...............................          --           --          --           (26)           --         (26)
                                                  -----   ----------       -----           ---    ----------  ----------
Balance as of December 27, 1996............   $     195   $  251,236   $    (460)    $      --    $  163,740  $  414,711
                                                  -----   ----------       -----           ---    ----------  ----------
                                                  -----   ----------       -----           ---    ----------  ----------

                See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                          YEARS ENDED
                                                                              ------------------------------------
                                                                               DEC. 27,     DEC. 29,     DEC. 30,
                                                                                 1996         1995         1994
                                                                              -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................................  $    23,015  $    23,733  $   19,456
  Adjustments to reconcile net earnings to net cash from operating activities:
    Depreciation and amortization...........................................       18,911       14,556      12,173
    Provision for (Benefit from) deferred taxes on income...................          687          (74)        775
    Changes in assets and liabilities, net of effects of acquisitions:
      Receivables...........................................................      (40,724)     (27,458)    (19,118)
      Trading securities....................................................       (7,499)          --          --
      Insurance deposits....................................................          753       (6,138)     (7,215)
      Other current assets..................................................       (6,308)      (2,334)        285
      Other assets..........................................................       (5,199)      (9,527)     (5,324)
      Accounts payable and accrued expenses.................................         (280)       3,143       3,825
      Accrued salaries, wages and payroll taxes.............................        9,434       10,481       6,420
      Accrued insurance.....................................................          602          (54)      1,928
      Accrued income taxes..................................................         (928)         460      (2,810)
      Other.................................................................        1,437         (226)       (335)
                                                                              -----------  -----------  ----------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES...................       (6,099)       6,562      10,060
                                                                              -----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................      (32,982)     (11,303)     (9,576)
  Purchases of marketable securities........................................       (1,123)     (16,910)    (10,276)
  Proceeds from sales of marketable securities..............................       16,754       11,736       9,106
  Decrease in deposits......................................................           --           35          (4)
  Acquisitions, net of cash acquired........................................      (11,964)     (98,990)    (10,758)
                                                                              -----------  -----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES.................................      (29,315)    (115,432)    (21,508)
                                                                              -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) Issuances of notes payable...................................     (114,727)     108,218       6,100
  Transactions of pooled company............................................         (103)      (2,596)       (421)
  Purchase of treasury stock................................................         (460)          --          --
  Proceeds from secondary stock offering....................................      163,114           --          --
  Repayments to H&R Block...................................................           --           --     (30,000)
  Proceeds from exercise of employee stock options..........................        2,503          401          --
  Proceeds from exercise of over-allotment option...........................           --           --      28,275
                                                                              -----------  -----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............................       50,327      106,023       3,954
                                                                              -----------  -----------  ----------
  Net Increase/(decrease) in cash and cash equivalents......................       14,913       (2,847)     (7,494)
  Cash and cash equivalents, beginning of period............................        4,025        6,872      14,366
                                                                              -----------  -----------  ----------
  Cash and cash equivalents, end of period..................................  $    18,938  $     4,025  $    6,872
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................................  $    21,602  $    17,570  $   16,911
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
  Interest paid.............................................................  $     6,546  $     1,452  $      528
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

                See notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION

    HISTORY--Prior to January 27, 1994, the effective date of its initial public offering, Interim Services Inc. ("Interim" or the "Company") was a wholly-owned subsidiary of H&R Block, Inc. ("Block"). On January 27, 1994, Block completed the sale at $20 per share of 10 million shares of the Company, its entire holdings. On January 28, 1994, the Company's shares commenced trading on the Nasdaq Stock Market. In addition, the underwriters for the offering exercised their over-allotment option and purchased from the Company an additional 1.5 million shares at $20 per share. The net proceeds to the Company were $28,275.

    On August 7, 1996 Interim Common Stock began trading on the New York Stock Exchange. On October 17, 1996 the Company completed a public offering of 4,250,000 shares of its $.01 par value common stock (300,000 shares were sold by certain selling shareholders and 3,950,000 shares were sold by the Company) at $43.25 per share. Net proceeds to the Company were $163,114.

    BUSINESS--The Company is a leader in providing a comprehensive range of customized staffing solutions, including flexible staffing, home care, full-time placement, consulting and other value-added services on a national basis to businesses, professional and service organizations, governmental agencies, health care facilities and individuals. The Company operates through a network of offices throughout the United States, Canada, The Netherlands and the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

    RECLASSIFICATIONS--Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

    PERVASIVENESS OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

    FISCAL YEAR--The Company's fiscal year is comprised of 52 or 53 weeks, ending on the last Friday in December. The fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994 included 52, 52 and 53 weeks respectively.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

    MARKETABLE SECURITIES--Marketable securities are comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its current investment portfolio as trading securities and the carrying value of such securities has been adjusted to fair market value, which was not materially different from cost. Prior to the merger with Brandon, Brandon had classified its investments as available for sale.

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ALLOWANCE FOR DOUBTFUL ACCOUNTS--The Company carries accounts and notes receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts and/or notes receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts and/or notes receivable that become uncollectible could differ from those estimated.

    INTANGIBLE ASSETS--The excess of cost of franchise and independent offices acquired over the fair value of net assets acquired is being amortized on a straight-line basis over periods of approximately 29 years. The Company evaluates the recoverability of its investment in such intangible assets in relation to anticipated cash flows on an undiscounted basis. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded.

    REVENUES--The Company generates revenues from sales of services by its own branch and licensed operations and from royalties earned on sales of services by its franchise operations. Franchise royalties, which are included in revenues, were $27,009, $24,316 and $22,790 for the years ended December 27, 1996, December 29, 1995 and December 30, 1994, respectively. Revenues and the related labor costs and payroll taxes are recorded in the period in which the service is performed.

    The Company utilizes two forms of franchising agreements. Under the first form, the Company records franchise royalties, based upon the contractual percentage of franchise sales, in the period in which the franchise provides the service. Under the second form (termed "licensee" by the Company), revenues generated by the franchisee operations and related direct costs are included as part of the Company's revenues and cost of services, respectively. The net distribution paid to the licensee is based upon a percentage of the gross profit generated, and is captioned "licensee commissions" in the Consolidated Statements of Earnings.

    Revenues generated from the sales and licensing of franchises, and initial franchise fees, are recognized when the Company has performed substantially all of its obligations under its franchise agreements and when collectibility of such amounts is reasonably assured.

    DEPRECIATION AND AMORTIZATION--Buildings and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term using the straight-line method. Maintenance and repairs are expensed as incurred. Expenditures which significantly increase the value of the assets or extend useful lives are capitalized.

    WORKERS' COMPENSATION BENEFITS--The Company's workers' compensation coverage is retrospectively rated based upon ultimate incurred losses and loss adjustment expenses. Workers' compensation costs are accrued based upon the aggregate of the liability for reported claims and loss adjustment expenses and an actuarially determined estimated liability for claims incurred but not reported.

    The Company funds its workers' compensation program through deposits with insurance carriers who administer and pay reported claims. These deposits are reflected as insurance deposits on the accompanying Consolidated Balance Sheets and are reduced as claims and administrative costs are paid.

    The Company also has a captive insurance company that provides general liability insurance to franchise, license and company-owned locations.

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES--The Company accounts for income taxes under an asset and liability approach which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

    EARNINGS PER SHARE--Earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding during the respective years. Earnings per share, assuming full dilution, has not been shown as there would be no material dilution.

    DISCLOSURE REGARDING FINANCIAL INSTRUMENTS--The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of the respective instruments. For marketable securities fair values are based on quoted market prices.

    The carrying amounts of notes payable to banks and long-term debt obligations issued pursuant to the Company's bank credit agreements and revolving credit facility approximate fair value because the interest rates on these instruments change with market interest rates.

    STOCK BASED COMPENSATION--Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date for grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock granted as part of bonus compensation is recognized in the period the bonus is earned and measured using the quoted market price on the effective grant date. Compensation cost related to stock options of non-employees is recorded at fair value (in accordance with SFAS No. 123).

3. MERGERS AND ACQUISITIONS

    BRANDON SYSTEMS CORPORATION

    On May 23, 1996, the Company completed its merger with Brandon Systems Corporation ("Brandon"), an information technology staffing company. The Company issued 3,872,690 shares of its common stock in exchange for 100% of the outstanding shares of Brandon common stock. In addition, Brandon stock options outstanding at the effective time of the merger were converted into options to purchase an aggregate of 207,592 additional Interim common shares.

    The merger has been accounted for as a pooling-of-interests for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the merger are restated as though the companies had been combined. The restated financial statements are adjusted to conform the accounting policies of the combined companies and fiscal reporting periods of the Company.

    All fees and expenses related to the merger and the consolidation and restructuring of the combined companies have been expensed as required under the pooling-of-interests accounting method and are reflected in the consolidated statements of earnings for the period ending December 27, 1996. Such fees

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

3. MERGERS AND ACQUISITIONS (CONTINUED)
and expenses approximate $8,600 ($7,593 after tax) and include investment banking, legal and accounting fees, severance and benefit-related costs, and other costs of consolidating operations.

    The following summarizes amounts previously reported by Interim and Brandon prior to the transaction:

                                                             QUARTERS ENDED           YEARS ENDED
                                                         ----------------------  ----------------------
                                                          MAR. 29,    MAR. 31,    DEC. 29,    DEC. 30,
                                                            1996        1995        1995        1994
                                                         ----------  ----------  ----------  ----------
Revenues:
  Interim..............................................  $  242,414  $  173,517  $  780,886  $  634,417
  Brandon..............................................      22,311      20,135      83,361      70,279
                                                         ----------  ----------  ----------  ----------
    Combined...........................................  $  264,725  $  193,652  $  864,247  $  704,696
                                                         ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------
Net earnings:
  Interim..............................................  $    4,245  $    3,241  $   17,527  $   14,157
  Brandon..............................................       1,244       1,451       6,206       5,299
                                                         ----------  ----------  ----------  ----------
    Combined...........................................  $    5,489  $    4,692  $   23,733  $   19,456
                                                         ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------
Net earnings per share:
  Interim..............................................  $     0.27  $     0.21  $     1.12  $     0.92
  Brandon..............................................        0.08        0.09        0.40        0.34
                                                         ----------  ----------  ----------  ----------
    Combined...........................................  $     0.35  $     0.30  $     1.52  $     1.26
                                                         ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------

    COMPUTER POWER GROUP

    Effective December 1, 1995, the Company acquired the U.S. and U.K. based assets of Computer Power Group ("CPG"), a subsidiary of Australia-based Computer Power Group, Ltd., for $71,000 in cash. Computer Power Group provides staffing and consulting services in a variety of information technology disciplines. This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of CPG are included in the Consolidated Statements of Earnings from the date of acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired (goodwill) was $56,618 and is being amortized over 40 years.

    OTHER

    During 1996, 1995, and 1994, the Company made certain other acquisitions which were accounted for under the purchase method of accounting. Their operations are included in the Consolidated Statements of Earnings from the date of acquisition. Had the acquisitions during 1996 and 1994 taken place at the beginning of the year in which they occurred, pro forma operating results would not have been significantly different from those reported.

    The following unaudited pro forma consolidated results of operations give effect to the acquisitions made during 1995 as though they occurred at the beginning of 1995 and 1994 with pro forma adjustments

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

3. MERGERS AND ACQUISITIONS (CONTINUED)
to give effect to amortization of goodwill, interest expense on additional borrowings used to fund the acquisitions, and other adjustments, together with income tax effects.

                                                                                   DEC. 29,    DEC. 30,
                                                                                     1995        1994
                                                                                  ----------  ----------
Revenues from services..........................................................  $  969,652  $  806,178
Net earnings....................................................................  $   23,974  $   17,706
Net earnings per common and common equivalents..................................  $     1.53  $     1.15

    The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchases been made at the beginning of 1995 and 1994, or future results of the continued companies.

4. INTANGIBLE ASSETS

    A summary of intangible assets is as follows:

                                           WEIGHTED                   WEIGHTED                   WEIGHTED
                                         AVERAGE LIFE    DEC. 27,   AVERAGE LIFE    DEC. 29,   AVERAGE LIFE    DEC. 30,
                                          (IN YEARS)       1996      (IN YEARS)       1995      (IN YEARS)       1994
                                         -------------  ----------  -------------  ----------  -------------  ----------
Excess of cost over fair value of net
  assets acquired......................           29    $  214,416           29    $  202,351           23    $  116,670
Customer lists.........................            5         1,986            5         1,985            5         1,706
Non-compete agreements.................            5         2,475            5         2,376            5         1,581
Other intangible assets................            5           494            5           516            5           531
                                                  --                         --                         --
                                                        ----------                 ----------                 ----------
                                                  29       219,371           29       207,228           22       120,488
Less accumulated amortization..........                    (44,624)                   (35,699)                   (28,789)
                                                        ----------                 ----------                 ----------
                                                        $  174,747                 $  171,529                 $   91,699
                                                        ----------                 ----------                 ----------
                                                        ----------                 ----------                 ----------

    Amortization of intangible assets is as follows:

                                                                                          YEARS ENDED
                                                                             -------------------------------------
                                                                              DEC. 27,     DEC. 29,     DEC. 30,
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
Excess of cost over fair value of net assets acquired......................   $   8,241    $   6,021    $   5,536
Customer lists.............................................................         309          269          317
Non-compete agreements.....................................................         194          533          132
Other intangible assets....................................................          58           61           56
                                                                             -----------  -----------  -----------
                                                                              $   8,802    $   6,884    $   6,041
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

5. PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                                                   DEC. 27,    DEC. 29,
                                                                                     1996        1995
                                                                                  ----------  ----------
Land............................................................................  $    4,167  $    3,817
Buildings.......................................................................      11,394       3,824
Equipment.......................................................................      60,453      42,135
Software........................................................................      14,270       7,306
Leasehold improvements..........................................................       2,387       2,228
Construction in progress........................................................          32       1,009
                                                                                  ----------  ----------
                                                                                      92,703      60,319
Less accumulated depreciation and amortization..................................     (42,908)    (33,191)
                                                                                  ----------  ----------
                                                                                  $   49,795  $   27,128
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Depreciation and amortization of property and equipment for the years ended December 27, 1996, December 29, 1995, and December 30, 1994 amounted to $10,109, $7,672 and $6,132, respectively.

6. CREDIT FACILITIES

    SHORT-TERM:

    The Company has uncommitted lines of credit with several banks based on LIBOR which are available to fund the Company's short-term capital requirements. As of December 27, 1996, the Company had no borrowings outstanding under these agreements. As of December 29, 1995, the Company had borrowings outstanding of $54,727 under these agreements at an effective interest rate of 6.2%.

    LONG-TERM:

    On April 6, 1994, the Company replaced a $30,000 term loan and a $20,000 revolving credit facility with a new five-year $50,000 committed senior revolving credit agreement. In November 1995, this facility was increased to $150,000 and increased to $200,000 in January 1997. This credit facility is available to fund the Company's general corporate needs, to fund working capital and to fund acquisitions. Interest charged on the facility is based, at the Company's option, on either the banks' base rate or LIBOR plus an applicable margin. The margin changes based on the Company's leverage. The facility contains customary covenants, which include the maintenance of certain financial ratios including minimum net worth, restrictions on the incurrence of liens and additional indebtedness. This facility terminates on January 15, 2002. As of December 27, 1996, the Company had no borrowings outstanding under this facility, and was in compliance with all of its terms. As of December 29, 1995 the Company had borrowings outstanding of $60,000 under this facility at an effective interest rate of 6.2%.

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

7. INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                                                   YEARS ENDED
                                                                         -------------------------------
                                                                         DEC. 27,   DEC. 29,   DEC. 30,
                                                                           1996       1995       1994
                                                                         ---------  ---------  ---------
Current
  Federal..............................................................  $  17,300  $  14,509  $  12,230
  State and local......................................................      4,110      3,636      3,023
                                                                         ---------  ---------  ---------
                                                                            21,410     18,145     15,253
Deferred...............................................................        687        (74)       775
                                                                         ---------  ---------  ---------
                                                                         $  22,097  $  18,071  $  16,028
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    Deferred tax expense results from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences and the tax effect of each for 1995 and 1994 are immaterial and for the year ended December 27, 1996 were:

Employee benefits..........................................................  $  (2,275)
Receivables allowances.....................................................       (412)
Depreciation...............................................................      2,185
Amortization of intangibles................................................      1,302
Other......................................................................       (113)
                                                                             ---------
                                                                             $     687
                                                                             ---------
                                                                             ---------

    The following table reconciles the U.S. Federal income tax rate to the Company's effective tax rate:

                                                                                   YEARS ENDED
                                                                      -------------------------------------
                                                                       DEC. 27,     DEC. 29,     DEC. 30,
                                                                         1996         1995         1994
                                                                      -----------  -----------  -----------
Statutory Rate......................................................       35.0%        35.0%        35.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of federal benefit................        6.2          5.6          5.8
Nondeductible amortization of intangibles...........................        3.6          3.9          4.7
Merger expense......................................................        4.7           --           --
Other...............................................................       (0.5)        (1.3)        (0.3)
                                                                      -----------  -----------  -----------
                                                                           49.0%        43.2%        45.2%
                                                                      -----------  -----------  -----------
                                                                      -----------  -----------  -----------

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

7. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                         YEARS ENDED
                                                                                     --------------------
                                                                                     DEC. 27,   DEC. 29,
                                                                                       1996       1995
                                                                                     ---------  ---------
Current deferred tax assets (liabilities):
  Employee benefits................................................................  $   2,935  $     660
  Receivables reserves.............................................................      1,114        820
  Intangible assets................................................................         41         59
  Other............................................................................         87         14
                                                                                     ---------  ---------
                                                                                         4,177      1,553
                                                                                     ---------  ---------
Noncurrent deferred tax assets (liabilities):
  Fixed assets.....................................................................     (1,688)       498
  Intangible assets................................................................     (1,075)       209
  Receivables reserves.............................................................        118         --
  Other............................................................................       (153)      (194)
                                                                                     ---------  ---------
                                                                                        (2,798)       513
                                                                                     ---------  ---------
Net deferred tax assets............................................................  $   1,379  $   2,066
                                                                                     ---------  ---------
                                                                                     ---------  ---------

8. EMPLOYEE BENEFIT PLANS

    The Company and Brandon each maintain voluntary defined contribution 401(k) profit sharing plans covering all eligible employees as defined in the respective plan documents. For Interim employees, the plan provides a discretionary matching contribution of up to 25% of employee contributions up to 6% of compensation contributed by eligible employees. In years when budget objectives are attained, the plan provides for up to an additional 25% matching contribution payable in Interim Common Stock. For Brandon employees, the discretionary matching contribution permitted by the plan is equal to 25% of the first 6% of compensation contributed by eligible full-time salaried employees. In addition, each year the Company may elect to make a profit sharing contribution to eligible full-time salaried employees. Contributions, net of forfeitures, by the Company under these plans amounted to $393, $666 and $756 for the years ended December 27, 1996, December 29, 1995 and December 30, 1994, respectively.

    During 1995, the Company started a deferred compensation plan for selected highly compensated employees who are not eligible to participate in the Company's 401(k) savings plan. The plan allows eligible employees to defer receipt of a portion (not less than 2 percent nor more than 10 percent) of their compensation. The Company provides a discretionary matching contribution of up to 25% of employee contributions up to 6 percent. In years when budget objectives are attained, the Company provides an additional 25% matching contribution. The matching contributions vest on a graduated scale from two to five years of service. The deferred compensation, along with the Company matching amounts and accumulated investment earnings, is accrued but unfunded. Such accrual amounted to $1,821 and $710 at December 27, 1996 and December 29, 1995, respectively. Contributions by the Company under this plan amounted to $144 and $149 for the years ended December 27, 1996 and December 29, 1995.

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

9. STOCK-BASED COMPENSATION PLANS

    The Company has three stock option plans and a bonus plan under which a portion of the bonus payable to certain employees is paid in restricted Common Stock. These plans provide for the granting of stock options and restricted shares of the Company's Common Stock. In addition, the Company's Outside Directors' Compensation Plan provides for the annual retainer to be paid in the form of the Company's Common Stock.

    The three stock options plans are: the 1993 Long-Term Executive Compensation Plan, the 1993 Stock Option Plan for Outside Directors and the 1994 Stock Option Plan for Franchisees, Licensees and Agents. Under the plans, options may be granted to outside directors, selected employees and franchisees, licensees and agents to purchase the Company's Common Stock for periods not to exceed ten years at a price that is not less than 100 percent of fair market value on the date of grant. Options under the Long-Term Executive Compensation Plan are generally exercisable (if certain qualifying criteria are met) starting one year from the date of grant on a cumulative basis at the annual rate of 33 1/3 percent of the total number of optioned shares. Options under the Outside Directors Plan are exercisable in full one year after the date of grant. Options under the Franchisees, Licensees and Agents Plan are exercisable starting one year from the date of grant on a cumulative basis at an annual rate that varies during the first five years of the options' term at which time they become fully exercisable. In October 1993, the Company reserved a total of 1,000,000 shares, and on May 11, 1995 and May 9, 1996 an additional total of 350,000 and 450,000 shares, respectively, of common stock for issuance under the foregoing plans. On January 27, 1994, the first options under these plans were granted.

    As part of the Company's Bonus Plan, the Board of Directors has authorized 10,000 shares of Common Stock to be used for payment of a portion of the bonus payable to certain employees in the form of restricted shares of the Company's Common Stock. These shares vest ratably over a three year period and are contingent upon future employment status with the Company.

    Prior to the merger, Brandon had also adopted a stock option plan under which 235,900 options to purchase its common shares were outstanding and unexercised at the date of the merger. Such options were converted into options to purchase an aggregate of 207,592 shares of the Company's Common Stock at a price equivalent (after conversion) to the original grant price (which was not less than the estimated fair value of Brandon common stock at grant date). Changes under these plans for 1996, 1995 and 1994 giving retroactive effect to the conversion of the Brandon stock options upon their original grant dates were as follows:

                                                        1996                     1995                     1994
                                               -----------------------  -----------------------  ----------------------
                                                            WEIGHTED                 WEIGHTED                WEIGHTED
                                                             AVERAGE                  AVERAGE                 AVERAGE
                                                            EXERCISE                 EXERCISE                EXERCISE
                                                 SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                                               ----------  -----------  ----------  -----------  ---------  -----------
Outstanding at beginning of year.............   1,101,711   $   21.19      807,105   $   18.56     234,546   $    9.43
Granted......................................     420,163       38.01      413,085       25.72     666,913       20.70
Exercised....................................    (140,846)      18.98      (47,403)      14.98     (60,648)       7.37
Forfeited....................................     (59,751)      28.50      (71,076)      21.78     (33,706)      17.62
                                               ----------               ----------               ---------
Outstanding at end of year...................   1,321,277       26.47    1,101,711       21.19     807,105       18.56

Options exercisable at year-end..............     463,984   $   19.65      325,023   $   15.55     174,021   $   10.41

Weighted average fair value of options
  granted during the year....................  $     8.07               $     5.52

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

9. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    The following table summarizes information about fixed stock options outstanding at December 27, 1996:

                                                                 OPTIONS OUTSTANDING
                                                      -----------------------------------------    OPTIONS EXERCISABLE
                                                                      WEIGHTED                   ------------------------
                                                                       AVERAGE       WEIGHTED                  WEIGHTED
                                                        NUMBER        REMAINING       AVERAGE      NUMBER       AVERAGE
                                                      OUTSTANDING    CONTRACTUAL     EXERCISE    EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                              AT 12/27/96       LIFE           PRICE     AT 12/27/96     PRICE
----------------------------------------------------  -----------  ---------------  -----------  -----------  -----------
$ 9.09 - $19.99.....................................     125,487           2.67      $   11.23      119,987    $   11.23
$20.00 - $25.99.....................................     755,165           7.59          22.61      318,360        21.89
$26.00 - $31.99.....................................      12,000           8.34          28.88       12,000        28.88
$32.00 - $37.99.....................................     373,966           9.06          36.86       13,637        33.63
$38.00 - $42.99.....................................      29,008           9.63          41.02           --           --
$43.00 - $48.00.....................................      25,651           9.39          45.21           --           --
                                                      -----------           ---     -----------  -----------  -----------
$ 9.09 - $48.00.....................................   1,321,277           7.62      $   26.47      463,984    $   19.65

    The Company applies APB No. 25 and related interpretations in accounting for its stock option plans for employees as described in Note 2--Summary of Significant Accounting Policies. Accordingly, no compensation expense has been recognized in 1996 or 1995 related to these plans. The compensation cost that has reduced pretax income for its restricted stock and nonemployee stock option plans was immaterial in the years 1996, 1995, and 1994, respectively. In addition, these compensation cost would have been increased by $2,136 ($1,524 after tax, $.09 per share) and $890 ($632 after tax, $.04 per share) in 1996, and 1995, respectively, had the fair values of stock options granted been recognized as compensation cost as prescribed by SFAS No. 123.

    The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

                                                                              1996         1995
                                                                           -----------  -----------
Expected life............................................................          2            2
Interest rate............................................................       5.94%        5.98%
Volatility...............................................................      30.30%       31.23%
Dividend Yield...........................................................         --           --

    TREASURY STOCK--On October 26, 1995, Brandon repurchased 100,000 shares of its common stock for $1,805. In 1990, Brandon's Board of Directors had authorized the repurchase of up to $2 million of common stock as market conditions may warrant. The aggregate number of shares repurchased through October 26, 1995 were 116,700 for a total consideration of $1,923. Such treasury stock was canceled upon consummation of the merger.

    BRANDON EMPLOYEE STOCK PURCHASE AND DIVIDEND REINVESTMENT AND STOCK PURCHASE PLANS--Under the terms of Brandon's 1993 Employee Stock Purchase Plan, eligible employees could purchase Brandon's common Stock through authorized payroll deductions. The Employee Stock Purchase and Dividend Reimbursement and Stock Purchase Plans were terminated upon consummation of the merger.

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

10. SHAREHOLDER RIGHTS PLAN

    On February 17, 1994, the Company's Board of Directors adopted a shareholder rights plan to deter coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under the plan, a dividend of one right (a "Right") per share was declared and paid on each share of the Company's Common Stock outstanding on April 1, 1994. As to shares issued after such date, rights will automatically attach to them after their issuance.

    Under the plan, registered holders of each Right may purchase from the Company one one-hundredth of a share of a new class of the Company's Preferred Stock, $.01 par value per share, at a price of $98.00, subject to adjustment, when the Rights become exercisable. The Rights become exercisable when a person or group of persons acquires 15% or more of the outstanding shares of the Company's Common Stock without the prior written approval of the Company's Board of Directors (an "Unapproved Stock Acquisition"), and after ten business days following the commencement of a tender offer that would result in an Unapproved Stock Acquisition. If a person or group of persons makes an Unapproved Stock Acquisition, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the Company's Common Stock having a market value equal to twice the exercise price of the Right. Following an Unapproved Stock Acquisition, if the Company is involved in a merger, or 50% or more of the Company's assets or earning power are sold, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the common stock of the acquiring company having a market value equal to twice the exercise price of the Right.

    After an Unapproved Stock Acquisition, but before any person or group of persons acquires 50% or more of the outstanding shares of the Company's Common Stock, the Board of Directors may exchange all or part of the then outstanding and exercisable Rights for Common Stock at an exchange ratio of one share of Common Stock per Right. Upon any such exchange, the right of any holder to exercise a Right terminates.

    The Company may redeem the Rights at a price of $.01 per Right at any time prior to an Unapproved Stock Acquisition (and after such time in certain circumstances). The Rights expire on April 1, 2004, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share.

11. TRANSACTIONS WITH BLOCK

    Prior to September 25, 1993, the Company's working capital and acquisition financing were provided by Block. There was no interest charged on intercompany debt. Effective September 25, 1993, Block formalized this arrangement by (i) providing a revolving credit facility in the amount of $20,000 to fund the operating requirements of the Company; (ii) converting $30,000 of intercompany indebtedness on such date to a term loan, and (iii) contributing $51,289 to the capital of the Company.

12. COMMITMENTS

    Substantially all of the Company's operations are conducted in leased premises. The Company leases off-site corporate related office space and branch and regional processing center locations. Total lease expense for the years ended December 27, 1996, December 29, 1995 and December 30, 1994 was $11,543, $7,187 and $6,151, respectively.

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

12. COMMITMENTS (CONTINUED)
    Future minimum lease payments under noncancellable leases as of December 27, 1996 were as follows:

FISCAL YEAR ENDING
-------------------------------------------------------------------------------------
1997.................................................................................  $   9,485
1998.................................................................................      7,598
1999.................................................................................      6,120
2000.................................................................................      4,551
2001.................................................................................      2,172
Thereafter...........................................................................      1,178

    Additionally, the Company had outstanding irrevocable letters of credit of approximately $20.2 million (same as fair value). These letters of credit, which expire in 1997, collateralize the Company's obligation under certain workers' compensation insurance programs and an earnout provision relating to an acquisition.

13. CONTINGENCIES

    The Company in the ordinary course of its business is threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position or results of operations of the Company.

                            QUARTERLY FINANCIAL DATA
           (UNAUDITED--AMOUNT IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The following is a tabulation of the quarterly results of operations for the years ended December 27, 1996 and December 29, 1995.

                                             1996 QUARTER ENDED                            1995 QUARTER ENDED
                                --------------------------------------------  --------------------------------------------
                                DEC. 27,    SEPT. 27,   JUNE 28,   MAR. 29,   DEC. 29,    SEPT. 29,   JUNE 30,   MAR. 31,
                                  1996        1996        1996       1996       1995        1995        1995       1995
                                ---------  -----------  ---------  ---------  ---------  -----------  ---------  ---------
Revenues from services........  $ 306,527   $ 294,711   $ 281,188  $ 264,725  $ 245,203   $ 221,948   $ 203,444  $ 193,652
Gross profit..................     94,521      91,160      86,684     78,997     75,608      66,509      62,845     59,116
Earnings before taxes.........     17,237      13,970       4,069      9,836     12,407      11,304       9,628      8,465
Income taxes..................      7,192       6,143       4,415      4,347      5,212       4,927       4,159      3,773
Net earnings (loss)...........     10,045       7,827        (346)     5,489      7,195       6,377       5,469      4,692
Net earnings (loss) per common
 and common equivalent
 shares.......................  $    0.53   $    0.49   $   (0.02) $    0.35  $    0.46   $    0.41   $    0.35  $    0.30
Share price:
High..........................     45 5/8          44      50 1/4     40 3/4     35 3/8      28 1/8          31     29 3/4
Low...........................         34      36 1/2      34 3/4     34 1/4     26 1/2      23 5/8      23 1/8     23 1/4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in the registrant's principal accountants during the two most recent fiscal years or any subsequent interim time period.

                                    PART III

    Except as set forth below, the information required by items 11, 12 and 13 of this Part III is omitted because, no later than 120 days from December 27, 1996, the Company will file and distribute its definitive proxy statement containing the information required by Part III. Such omitted information is incorporated herein by this reference.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company are:

                NAME AND AGE                                                POSITION
---------------------------------------------  ------------------------------------------------------------------
Raymond Marcy, 46                              Chief Executive Officer since September 1991; President and a
                                               Director since November 1989; Chief Operating Officer from
                                               November 1989 until September 1991. Prior to joining the Company,
                                               Mr. Marcy served as Senior Vice President of Operations for Adia
                                               Services, Inc. (Adia), from 1980 through 1988. While retaining his position as Senior Vice President of Operations for Adia, from May
                                               1988 until November 1989, Mr. Marcy was President and Chief
                                               Executive Officer of Nursefinders, Inc., the temporary nursing subsidiary of Adia.

Allan C. Sorensen, 58                          Chairman of the Board since November 1989. Director since 1967.
                                               President from 1967 to November 1989. CEO from August 1978 to
                                               September 1991. A Director of H&R Block, Inc. from 1979 until
                                               September 1993.

Robert E. Livonius, 48                         Chief Operations Officer since February 1997, Executive Vice
                                               President, Operations since August 1993. Vice President,
                                               HealthCare Division from August 1991 to August 1993. Prior to joining the Company, he served as Vice President--Field Operations for a division of NYNEX Corporation, from June 1986 through June
                                               1991.

Roy G. Krause, 50                              Executive Vice President and Chief Financial Officer since October
                                               1995. Prior to joining the Company, he served as Executive Vice
                                               President of HomeBank Federal Savings Bank and HomeBank Mortgage
                                               Corporation from November 1980 to September 1995.

Ronald de Heer, 54                             Executive Vice President, European Operations since September
                                               1996. Prior to joining the Company he served as Managing Director for Adia Personnel for nearly 10 years in Holland, Belgium and
                                               Luxembourg.

John B. Smith, 57                              Senior Vice President/Secretary since January 1980; Legal Counsel and Secretary since January 1965; Director from January 1969 until
                                               May 1995.

Paul Haggard, 44                               Financial Vice President/Treasurer since November 1986; Treasurer since April 1990; Corporate Controller from April 1986 to
                                               September 1986.

                NAME AND AGE                                                POSITION
---------------------------------------------  ------------------------------------------------------------------
Robert Evans, 53                               Vice President/Chief Information Officer since May 1996. Prior to joining the Company he served in several executive positions with
                                               AT&T including Vice President Customer Care Strategy and
                                               Reengineering, Chief Technology Officer, Chief Information Officer
                                               and General Manager of the Consumer interactive Services business unit.

Philip Baird, 50                               Vice President (HealthCare Franchise and License Operations) since
                                               January 1995. Prior to joining the Company, he owned a private health care consulting practice from January 1993 to January 1995.
                                               From March 1991 to January 1993 he was President and Chief
                                               Operating Officer of Careteam, Inc., a home health nursing and IV therapy provider. From August 1982 to March 1991 he served as Vice
                                               President of Operations for Olsten Health Care Services.

James H. Booth, 49                             Vice President (HealthCare Division) since October 1996. Prior to joining the Company he served in various executive and operational capacities, including President of Field Operations for the Home
                                               Infusions Division, at Caremark International, Inc. from January
                                               1990 to September 1996.

Lynn Brofman, 45                               Vice President (Clinical Operations) since 1992. Prior to joining the Company she served as Vice President of NSI Services, Inc. in
                                               Sacramento, CA with responsibility for direct operations, service delivery and strategic sales and marketing campaigns from 1991 to
                                               1992. Prior to that she served as Assistant Vice
                                               President--Western Region at Olsten Healthcare Services.

Trudy Evans, 42                                Vice President (Training) since September 1996. She joined the
                                               Company in 1983 and progressed through the field organization to
                                               National Director of Corporate Sales and in 1993 became Senior
                                               Director of Training.

Kathleen A. Gilmartin, 45                      Vice President (HealthCare Operations) since August 1993; Vice
                                               President (Branch HealthCare Operations) from November 1989 to
                                               August 1993; Regional Vice President of Branch HealthCare
                                               Operations from July 1987 to November 1989.

Richard Gorman, 54                             Vice President (Marketing) since May 1991. Prior to joining the
                                               Company, he served as Vice President of Marketing for Interim
                                               Systems Corporation, from February 1988 to May 1991.

Sherry Hagemeister, 39                         Vice President (HealthCare Special Services) since April 1994.
                                               Prior to joining the Company, she served as a Business Development
                                               Manager for HMSS from 1993 to April 1994. Prior to that, and for more than five years, she served in several capacities for
                                               Critical Care America including Vice President, Western Region,
                                               PediatriCare America.

                NAME AND AGE                                                POSITION
---------------------------------------------  ------------------------------------------------------------------
Marjorie R. Mangle, 59                         Vice President (Commercial Licenses) since January 1992; Regional
                                               Vice President (Commercial Branch Operations) from April 1988 to
                                               January 1992; Area Director from January 1987 to April 1988.

Thomas Mirgon, 40                              Vice President (Administration) since October 1993. Resigned, effective March 1997. From 1986 to October 1993, he served in various capacities in the human resources department of Taco Bell, a division of PepsiCo. When he left Taco Bell, Mr. Mirgon had been
                                               Senior Director of Field Human Resources since February 1992.

Robert Morgan, 37                              Vice President (Human Resources) since September 1996. Prior to joining the Company he served as Vice President of Human Resources for the business services division of Office Depot from January
                                               1994 to September 1996. Prior to that he served in several capacities for Rose's Stores, Inc. including Vice President of
                                               Human Resources, Director of Human Resources and Organizational
                                               Development and Director of Compensation.

Michael J. Norcia, 47                          Vice President (Risk Management) since June 1996. Prior to joining the Company he served as Corporate Director of Risk Management for
                                               The Great A&P Tea Company from October 1987 to June 1996.

Gary Peck, 44                                  Vice President (Commercial Branch Operations) since January 1995;
                                               Vice President (Special Services) from August 1991 to December
                                               1994. Prior to joining the Company, he served as Senior Vice
                                               President for Talent Tree Services, Inc., from August 1988 to
                                               August 1991.

Daniel K. Rothfeld, 37                         Vice President (Development and Support Services) since September
                                               1996; Senior Director of Support Services from 1993 to 1996; he assisted in the start-up of Interim Legal Services. Prior to joining Interim in 1987 he practiced law.

Ld Schneider, 49                               Vice President (Systems Integration) since July 1993. He joined
                                               Interim in 1982 serving in several positions including Director of
                                               Franchise Sales, Director of Administration, Vice President of
                                               Marketing and Vice President of Administration.

Wayne Stickles, 51                             Vice President (Commercial Franchise and License Operations) since
                                               January 1995; Vice President (Commercial Franchises) from April
                                               1986 to December 1994; Senior Operations Director from April 1980 to April 1986.

Janet Wahby, 42                                Vice President (Commercial Corporate Sales) since January 1995.
                                               She joined the Company in 1994 as Senior Director of On-Premise
                                               Operations. Prior to joining the Company, she served in several capacities including Regional Vice President and Regional Manager at Norrell Corporation from 1987 to 1994.

                NAME AND AGE                                                POSITION
---------------------------------------------  ------------------------------------------------------------------
Shannon C. Allen, 30                           Assistant Treasurer since October 1994. Prior to joining the
                                               Company, she served as Senior Financial Analyst in the Treasury and Corporate Finance Department at W. R. Grace & Co., Inc. from
                                               April 1992 to October 1994. From August 1988 to September 1991 she
                                               worked in Corporate Finance at Kidder, Peabody & Co.,
                                               Incorporated.

Raphael D. Umansky, 46                         Assistant Secretary since 1984; Associate Counsel since 1981.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of Interim Services Inc. and subsidiaries are filed as part of this Report:

                                                                                            PAGE
                                                                                            -----
Independent Auditors' Report...........................................................          23
Consolidated Statements of Earnings....................................................          24
Consolidated Balance Sheets............................................................          25
Consolidated Statements of Stockholders' Equity........................................          26
Consolidated Statements of Cash Flows..................................................          27
Notes to Consolidated Financial Statements.............................................          28

    2.  FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as part of this Report:

        Schedule II- Valuation and Qualifying Accounts

    Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    The registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

(c) EXHIBITS

 EXHIBIT
 NUMBER                                  EXHIBIT NAME                                   NOTE
---------  -------------------------------------------------------------------------  ---------
     2.1   Agreement and Plan of Merger                                                  (1)
     3.1   Restated Certificate of Incorporation of Registrant, as amended               (2)
     3.2   By-Laws of Registrant, as amended                                             (2)
     4.1   Rights Agreement, dated as of April 1, 1994, between Interim Services and     (3)
             Boatmen's Trust Company
     4.1A  Amendment No. 1 to Rights Agreement dated as of April 1, 1994                 (2)
     4.2   Form of Certificate of Designations, Preferences and Rights of                (3)
             Participating Preferred Stock of Interim Services
     4.3   Form of Stock Certificate, as amended                                          *
     4.4   Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated              *
             Certificate of Incorporation of the Company, as amended September 12,
             1996
     4.5   Sections Four through Twelve and Thirty-Five through Forty-One of the        (10)
             Bylaws of the Company
    10.1   Interim Services' 1993 Long-Term Executive Compensation Plan, as amended      (4)
    10.2   Interim Services' 1993 Stock Option Plan for Outside Directors, as            (4)
             amended

 EXHIBIT
 NUMBER                                  EXHIBIT NAME                                   NOTE
---------  -------------------------------------------------------------------------  ---------
    10.3   Revolving Credit Agreement of Interim Services dated as of April 6, 1994,     (5)
             as replaced by the Amended and Restated Revolving Credit Agreement of
             Interim Services dated as of June 2, 1995
    10.4   Tax Sharing Agreement dated October 1993, by and between H&R Block, Inc.      (6)
             and Interim Services
    10.5   Amendment No. 2 dated November 28, 1995 to Amended and Restated Revolving     (7)
             Credit Agreement of Interim Services dated as of June 2, 1995.
    10.6   Indemnification Agreement dated January 1, 1994, by and between Interim       (6)
             Services and H&R Block, Inc.
    10.7   Franchise/License Agreement dated July 12, 1993, by and between Interim       (6)
             Services and Keco Health Care, Inc.
    10.8   Interim Services' 1994 Stock Option Plan for Franchisees, Licensees and       (8)
             Agents, as amended
    10.9   Employment Agreement dated as of May 1, 1994, by and between Interim          (5)
             Services and Ray Marcy
    10.10  Employment, Confidentiality, and Noncompetition Agreement by and between      (5)
             Interim Services and Allan Sorensen
   11      Statement re: Computation of Per Share Earnings                             Page 51
   21      Subsidiaries of the Company are attached                                    Page 52
   22      Published report regarding matters submitted to vote of security holders     None
    23.1   Consent of Bryan Cave LLP                                                    (10)
    23.2   Consent of Deloitte & Touche LLP                                              (9)
   27      Financial Data Schedule                                                        *

------------------------

 (1) This Exhibit is filed as an Exhibit to Interim Services' Proxy Statement/Prospectus, dated April 24, 1996, and is incorporated herein by reference.

 (2) This Exhibit is filed as an Exhibit to Interim Services' Form 10-Q as filed with the SEC on November 12, 1996, and is incorporated herein by reference.

 (3) This Exhibit is filed as an Exhibit to Interim Services' Form 8-A, dated April 11, 1994, SEC Registration No. 0-23198, and is incorporated herein by reference.

 (4) This Exhibit is filed as an Exhibit to Interim Services' Proxy Statement dated March 28, 1996 filed in connection with Interim Services' 1996 Annual Meeting, and is incorporated herein by reference.

 (5) This Exhibit is filed as an Exhibit to Interim Services' Form 10-K for the twelve month period ended December 30, 1994, and is incorporated herein by reference.

 (6) This Exhibit is filed as an Exhibit to Interim Services' Form S-1, Amendment No. 2, dated January 12, 1994, SEC Registration No. 33-71338, and is incorporated herein by reference.

 (7) This Exhibit is filed as an Exhibit to Interim Services' Form 8-K dated December 15, 1995, and is incorporated herein by reference.

 (8) This Exhibit is filed as an Exhibit to Interim Services' Form S-8, as filed with the SEC on July 12, 1995, and is incorporated herein by reference.

 (9) This Exhibit is filed as an Exhibit to Interim Services' Form S-3 as filed with the SEC on July 29, 1996, Registration No. 333-09109 and is incorporated herein by reference.

(10) This Exhibit is filed as an Exhibit to Interim Services' Form S-3 Amendment No. 1, dated September 16, 1996, and is incorporated herein by reference.

  * Filed herewith

(d) OTHER FINANCIAL STATEMENTS

    There are no other financial statements of the type described in subparagraph (d) of Item 14 of Part IV required to be filed herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERIM SERVICES INC.

                                By               /s/ RAYMOND MARCY
                                     -----------------------------------------
                                                   Raymond Marcy,
March 11, 1997                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------

                 /s/ STEVEN S. ELBAUM
     -------------------------------------------        Director
                   Steven S. Elbaum

                  /s/ WILLIAM EVANS
     -------------------------------------------        Director
                    William Evans

                 /s/ JEROME GROSSMAN
     -------------------------------------------        Director
                   Jerome Grossman

                 /s/ CINDA A. HALLMAN
     -------------------------------------------        Director
                   Cinda A. Hallman

                 /s/ J. IAN MORRISON
     -------------------------------------------        Director
                   J. Ian Morrison

                /s/ ALLAN C. SORENSEN
     -------------------------------------------        Director
                  Allan C. Sorensen

                  /s/ HAROLD TOPPEL
     -------------------------------------------        Director
                    Harold Toppel

                /s/ A. MICHAEL VICTORY
     -------------------------------------------        Director
                  A. Michael Victory

                     (Signed as to each on March 11, 1997)

                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------

                  /s/ RAYMOND MARCY
     -------------------------------------------        President, Chief Executive Officer and Director
                    Raymond Marcy                         (principal executive officer)

                  /s/ ROY G. KRAUSE
     -------------------------------------------        Executive Vice President and Chief financial Officer
                    Roy G. Krause                         (principal financial officer)

                   /s/ PAUL HAGGARD
     -------------------------------------------        Financial Vice President/Treasurer (principal accounting
                     Paul Haggard                         officer)

                     (Signed as to each on March 11, 1997)

                     INTERIM SERVICES INC. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                          COLUMN B      COLUMN C ADDITIONS                   COLUMN E
                                                         ----------  ------------------------               ----------
COLUMN A                                                 BALANCE AT  CHARGED TO   CHARGED TO    COLUMN D    BALANCE AT
-------------------------------------------------------  BEGINNING    COSTS AND      OTHER     -----------    END OF
DESCRIPTION                                              OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-------------------------------------------------------  ----------  -----------  -----------  -----------  ----------
YEAR (52/53 WEEKS) ENDED DECEMBER 30, 1994
Allowance for doubtful accounts........................  $   (1,983)  $    (784)          --    $   1,165   $   (1,602)
                                                         ----------  -----------       -----   -----------  ----------
Accumulated Amortization:
Excess of cost over fair value of net assets
  acquired.............................................  $  (21,477)  $  (5,536)                $     542   $  (26,471)
Customer lists.........................................        (689)       (317)                       --       (1,006)
Noncompete agreements..................................        (989)       (133)                       --       (1,122)
Other intangible assets................................        (134)        (56)                       --         (190)
                                                         ----------  -----------       -----   -----------  ----------
                                                         $  (23,289)  $  (6,042)          --    $     542   $  (28,789)
                                                         ----------  -----------       -----   -----------  ----------
YEAR (52/53 WEEKS) ENDED DECEMBER 29, 1995
Allowance for doubtful accounts........................  $   (1,602)  $  (1,638)          --    $   1,064   $   (2,176)
                                                         ----------  -----------       -----   -----------  ----------
Accumulated Amortization:
Excess of cost over fair value of net assets
  acquired.............................................  $  (26,471)  $  (6,021)                $     (26)  $  (32,518)
Customer lists.........................................      (1,006)       (269)                       --       (1,275)
Noncompete agreements..................................      (1,122)       (533)                       --       (1,655)
Other intangible assets................................        (190)        (61)                       --         (251)
                                                         ----------  -----------       -----   -----------  ----------
                                                         $  (28,789)  $  (6,884)          --    $     (26)  $  (35,699)
                                                         ----------  -----------       -----   -----------  ----------
             YEAR (52/53 WEEKS) ENDED DECEMBER 27, 1996
Allowance for doubtful accounts........................  $   (2,176)  $  (2,445)          --    $   1,598   $   (3,023)
                                                         ----------  -----------       -----   -----------  ----------
Accumulated Amortization:
Excess of cost over fair value of net assets
  acquired.............................................  $  (32,518)  $  (8,241)   $     (34)   $      15   $  (40,778)
Customer lists.........................................      (1,275)       (309)                       --       (1,584)
Noncompete agreements..................................      (1,655)       (194)          (8)          --       (1,857)
Other intangible assets................................        (251)       ( 58)         (96)          --         (405)
                                                         ----------  -----------       -----   -----------  ----------
                                                         $  (35,699)  $  (8,802)   $    (138)   $      15   $  (44,624)
                                                         ----------  -----------       -----   -----------  ----------
                                                         ----------  -----------       -----   -----------  ----------