Form 10-K/A
period 1996-12-27
INTERIM SERVICES INC
filed 1997-04-04
CIK 914536

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


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

    Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on February 21, 1997 was 19,548,550.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMENDMENT NO. 1



    The undersigned registrant hereby amends the following item of its annual report on Form 10-K by restating such portion in its entirety as set forth in the pages attached hereto:



Part III, Item 10

                                    PART III


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

Paul Haggard, 44                               Financial Vice President/Treasurer since April 1990; Vice
                                               President/Corporate Controller since November 1986; Corporate
                                               Controller from April 1986 to November 1986.

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

                NAME AND AGE                                                POSITION
---------------------------------------------  ------------------------------------------------------------------
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


                                INTERIM SERVICES INC.

                                By               /s/ RAYMOND MARCY
                                     -----------------------------------------
                                                   Raymond Marcy,
April 4, 1997                          PRESIDENT AND CHIEF EXECUTIVE OFFICER