Form 10-Q
period 1997-03-28
INTERIM SERVICES INC
filed 1997-05-12
CIK 914536

------------------------------------------------------------------------------
                                                                      Page 1
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                             ______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997

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

Yes ( X )     No (  )

The number of shares outstanding of the registrant's Common Stock, $0.0l par value, at April 25, 1997 was 19,585,518 shares.

------------------------------------------------------------------------------
                                                                      Page 2
------------------------------------------------------------------------------



                               TABLE OF CONTENTS

PART I    Financial Information
            Item 1. Financial Statements                                   Page
                                                                           ----

          Consolidated Statements of Earnings
          Quarter Ended March 28, 1997 and March 29, 1996..................  4

          Consolidated Balance Sheets
          March 28, 1997 and December 27, 1996.............................  6

          Consolidated Statements of Cash Flows
          Quarter Ended March 28, 1997 and March 29, 1996..................  8


          Notes to Consolidated Financial Statements....................... 10


            Item 2.
          Management's Discussion and Analysis of Results of
          Operations and Financial Condition............................... 11


PART II   Other Information

            Item 4.
          Matters Submitted to a Vote of  Security Holders................. 14

            Item 6.
          Exhibits and Reports on Form 8-K................................. 15

------------------------------------------------------------------------------
                                                                      Page 4
------------------------------------------------------------------------------

                      PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      INTERIM SERVICES INC.
               CONSOLIDATED STATEMENT OF EARNINGS
        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                         QUARTER ENDED
                                   ------------------------
                                    MARCH 28,     MARCH 29,
                                      1997          1996
                                   ----------    ----------
Revenues                           $  316,785    $  264,725
Cost of services                      219,345       185,728
                                   ----------    ----------
   Gross profit                        97,440        78,997
                                   ----------    ----------

Selling, general and
     administrative expenses           70,779        55,777
Licensee commissions                    9,428         9,182
Amortization of intangibles             2,284         2,149
Interest expense                          275         1,636
Merger expense                             --           417
                                   ----------    ----------
                                       82,766        69,161
                                   ----------    ----------
   Earnings before taxes               14,674         9,836

Income taxes                            6,149         4,347
                                   ----------    ----------

   Net  earnings                     $  8,525      $  5,489
                                   ----------    ----------
                                   ----------    ----------

Net earnings per common and
   common equivalent shares           $  0.43       $  0.35
                                   ----------    ----------
                                   ----------    ----------

Weighted average shares
     outstanding                       19,906        15,839
                                   ----------    ----------
                                   ----------    ----------



       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
                                                                      Page 6
------------------------------------------------------------------------------

                        INTERIM SERVICES INC.
                     CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       MARCH 28,    DECEMBER 27,
                                                         1997          1996
                                                      -----------   -----------
Assets
Current Assets:
     Cash and cash equivalents                       $    3,826    $   18,938
     Marketable securities                                   --         7,499
     Receivables, less allowance for doubtful
          accounts of $3,511 and $3,023                 208,919       186,732
     Insurance deposits                                  29,994        32,794
     Other current assets                                19,923        18,301
                                                      -----------   -----------
         Total current assets                           262,662       264,264
Investment in Michael Page Group PLC                     75,125            --
Intangible Assets, net                                  209,096       174,747
Property and Equipment, net                              55,318        49,795
Other Assets                                             33,922        23,684
                                                      -----------   -----------
                                                       $636,123       $512,490
                                                      -----------   -----------
                                                      -----------   -----------

Liabilities and Stockholders' Equity
Current Liabilities:
     Notes payable to banks                          $      300    $       --
     Accounts payable and other accrued expenses         32,748        27,092
     Accrued salaries, wages and payroll taxes           49,277        40,948
     Accrued insurance                                   27,097        26,782
     Accrued income taxes                                 5,641           159
                                                      -----------   -----------
          Total current liabilities                     115,063        94,981
Long-Term Obligations                                    93,300            --
Deferred Tax Liability                                    3,099         2,798
Commitments and Contingencies                                --            --
Stockholders' Equity:
     Preferred stock, par value $.01 per share;
          authorized-- 2,500,000 shares; none issued
          or outstanding                                     --            --
     Common stock, par value $.01 per share;
          authorized-- 50,000,000 and 25,000,000
          shares: issued and outstanding-- 19,578,496
          and 19,476,684 shares respectively                196           195
     Treasury stock                                        (460)         (460)
     Additional paid-in capital                         252,742       251,236
     Retained earnings                                  172,183       163,740
                                                      -----------   -----------
          Total stockholders' equity                    424,661       414,711
                                                      -----------   -----------
                                                     $  636,123    $  512,490
                                                      -----------   -----------
                                                      -----------   -----------

------------------------------------------------------------------------------
                                                                      Page 7
------------------------------------------------------------------------------

             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
                                                                      Page 8
------------------------------------------------------------------------------


                      INTERIM SERVICES INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (AMOUNTS IN THOUSANDS)


                                                            QUARTER ENDED
                                                       -------------------------
                                                        MARCH 28,     MARCH 29,
                                                          1997          1996
                                                       -----------   -----------
Cash Flows from operating activities:
  Net Earnings                                          $  8,525       $  5,489
  Adjustments to reconcile net earnings to net cash
       from operating activities:
  Depreciation and amortization                            5,665          4,367
  Provision for/benefit from deferred taxes on income        (20)            30
  Changes in assets and liabilities, net of effects of
       acquisitions:
           Receivables                                   (16,535)        (9,461)
           Insurance deposits                              2,800         (4,233)
           Other current assets                           (1,028)           615
           Other assets                                  (10,238)        (1,246)
           Accounts payable and accrued expenses           5,592         (1,868)
           Accrued salaries, wages and payroll taxes       7,594          4,835
           Accrued insurance                                 259          3,772
           Accrued income taxes                            5,483          2,238
           Other                                             (82)             4
                                                       -----------   -----------
           Net cash provided by operating activities       8,015          4,542
                                                       -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                    (6,708)        (5,349)
  Purchases of marketable securities                          --         (1,103)
  Proceeds from sale of marketable securities              7,499          1,404
  Decrease in deposits                                        --            (41)
  Acquisitions, net of cash acquired                     (43,600)          (417)
  Investment in Michael Page Group PLC                   (75,125)            --
                                                       -----------   -----------
  Net cash used in investing activities                 (117,934)        (5,506)
                                                       -----------   -----------

Cash flows from financing activities:
  Issuances/(Repayments) of notes payable                 93,300           (827)
  Transactions of pooled company                              --           (182)
  Proceeds from exercise of employee stock options         1,507            416
                                                       -----------   -----------
  Net cash provided by/(used in) financing
  activities                                              94,807           (593)
                                                       -----------   -----------

Net decrease in cash and cash equivalents                (15,112)        (1,557)

Cash and cash equivalents, beginning of period            18,938          4,025
                                                       -----------   -----------

Cash and cash equivalents, end of period                $  3,826       $  2,468
                                                       -----------   -----------
                                                       -----------   -----------

------------------------------------------------------------------------------
                                                                      Page 9
------------------------------------------------------------------------------

                                                       -----------   -----------
                                                       -----------   -----------

Supplemental disclosures of cash flow information:
     Income taxes paid                                  $     621      $   2,076
                                                       -----------   -----------
                                                       -----------   -----------
     Interest  paid                                     $     260      $   1,910
                                                       -----------   -----------
                                                       -----------   -----------


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
                                                                      Page 10
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements of Interim Services Inc. and subsidiaries (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the Company's financial statements and notes thereto for each of the three years in the period ended December 27, 1996 included in the Company's Annual Report on Form 10-K.

     The interim consolidated financial statements for the three months ended March 28, 1997 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation the financial position, results of operations and cash flows for such periods. Results for the three months ended March 28, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 1997.

2. Net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. As of March 28, 1997, the Company has 19,578,496 shares of common stock outstanding.

3. In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." The statement is effective for financial statements for period ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

4. On March 3, 1997, the Company announced a cash tender offer with a loan note alternative (the "Tender Offer") to purchase all of the outstanding shares of Michael Page Group PLC (Michael Page), a UK based international provider of recruitment and staffing. On April 18, 1997, Interim Services (UK) PLC ("Interim UK"), a wholly-owned subsidiary of Interim Services Inc. (the "Company"), acquired 74.8% of the outstanding ordinary share capital of Michael Page pursuant to the Tender Offer. When aggregated with the 17.3% ownership held by Interim UK as a result of open market purchases made since the announcement of the Tender Offer, Interim UK's holdings totaled approximately 92% of the outstanding ordinary share capital of Michael Page. Payment for the tendered shares was made on May 2, 1997. The Company and Interim UK obtained such funds from borrowings of approximately $509,000,000 under a $675,000,000 syndicated credit agreement entered into as of May 1, 1997 (the "Credit Facility"). The Credit Facility consists of a revolving loan facility of $400,000,000 and a term loan of $275,000,000. Interest rates on amounts outstanding under the Credit Facility are based on LIBOR plus a variable margin, determined by financial tests. The borrowings under the revolver portion of the Credit Facility mature May 1, 2003, subject to prepayment by the Company at any time.

------------------------------------------------------------------------------
                                                                      Page 11
------------------------------------------------------------------------------

ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following analysis of operations for the quarter ended March 28, 1997 compared to the quarter ended March 29, 1996 should be read in conjunction with the Consolidated Statement of Earnings found on page 1.

QUARTER ENDED MARCH 28, 1997 COMPARED TO QUARTER ENDED MARCH 29, 1996

Revenues increased 19.7% to $316.8 million from $264.7 million last year. Revenues are generated primarily through two operating divisions, Commercial and HealthCare. Commercial revenues increased 23.4% reflecting high growth rates in the Information Technology (IT) service line, continued acquisitions and growth in the Search/HR business line, expansion of the On-Premise program and an increase in the number of offices. HealthCare Division revenues increased 4.9% due to a slightly higher average billing rate in the first quarter of 1997 and expansion of our Occupational Health and Therapy services.

Gross profit increased 23.3% to $97.4 million compared to $79.0 million a year ago. Increases in cost of services and gross profit are associated with increased revenues. Gross profit margin increased to 30.8% from 29.8% last year principally due to growth in the percentage of revenues being derived from professional services, a higher margin service.

   Selling, general and administrative expenses as a percentage of revenues were 22.3% compared to 21.1% a year ago. Operating expenses increased due to the higher costs associated with our professional services group which has higher gross margins and higher operating expenses.

Licensee commissions increased 2.7% to $9.4 million from $9.2 million last year. Licensee commissions as a percent of revenues decreased to 3.0% from 3.5% due to branch revenues growing at a faster rate than licensee revenue, caused in part by a large licensee converting to a franchise.

Amortization expense increased from $2.1 million to $2.3 million reflecting an increase in intangible assets arising from acquisitions.

The effective tax rate for the first quarter of 1997 was 41.9% compared to 44.2% last year. The reduction in effective tax rate is primarily due to the recognition of tax credits.

Net earnings for the quarter were up 55.3% to $8.5 million, or $0.43 per share, compared to $5.4 million, or $0.35 per share last year, representing a 23.6% increase in per share earnings. Exclusive of 1996 merger expenses, net earnings for the quarter were up 50.4% compared to $5.7 million, or $0.36 per share last year, representing a 19.7% increase in per share earnings.

------------------------------------------------------------------------------
                                                                      Page 12
------------------------------------------------------------------------------

The weighted average number of shares outstanding was 19,906,000 compared to 15,839,000 last year.

------------------------------------------------------------------------------
                                                                      Page 13
------------------------------------------------------------------------------

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 2 and 3, respectively.

Net cash provided by operating activities was $8.0 million and $4.5 million in the first quarter of 1997 and 1996, respectively. This increase in cash flow provided by operating activities was primarily due to increased net earnings and increased accounts payable net of an increase in other assets. Other assets increased from start-up costs related to a major contract for which the Company will be reimbursed over the term of the contract.

Investing activities used $117.9 million in cash primarily relating to acquisitions and the initial investment in Michael Page Group PLC (see subsequent event). The Company increased its borrowings to $93.6 million to fund this investment and other acquisitions.

The Company believes that its internally generated funds and lines of credit are sufficient to support anticipated levels of growth.

SUBSEQUENT EVENT

On March 3, 1997, the Company announced a cash tender offer with a loan note alternative (the "Tender Offer") to purchase all of the outstanding shares of Michael Page Group PLC (Michael Page), a UK based international provider of
recruitment and staffing.   On April 18, 1997, Interim Services (UK) PLC
("Interim UK"), a wholly-owned subsidiary of Interim Services Inc. (the "Company"), acquired 74.8% of the outstanding ordinary share capital of Michael Page pursuant to the Tender Offer. When aggregated with the 17.3% ownership held by Interim UK as a result of open market purchases made since the announcement of the Tender Offer, Interim UK's holdings totaled approximately 92% of the outstanding ordinary share capital of Michael Page. Payment for the tendered shares was made on May 2, 1997. The Company and Interim UK obtained such funds from borrowings of approximately $509,000,000 under a $675,000,000 syndicated credit agreement entered into as of May 1, 1997 (the "Credit Facility"). The Credit Facility consists of a revolving loan facility of $400,000,000 and a term loan of $275,000,000. Interest rates on amounts outstanding under the Credit Facility are based on LIBOR plus a variable margin, determined by financial tests. The borrowings under the revolver portion of the Credit Facility mature May 1, 2003, subject to prepayment by the Company at any time.

------------------------------------------------------------------------------
                                                                      Page 14
------------------------------------------------------------------------------


                   PART II - OTHER INFORMATION

ITEM 4. - MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders for a vote during the period covered by this report.

------------------------------------------------------------------------------
                                                                      Page 15
------------------------------------------------------------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
 EXHIBITS

  EXHIBIT
  NUMBER            EXHIBIT NAME                                          NOTE
  -------           ------------                                          ----
  3.1     Restated Certificate of Incorporation of Registrant, as amended
          September 12, 1996                                               (1)
  3.2     By-Laws of Registrant, as amended                                (1)
  4.1     Rights Agreement, dated as of April 1, 1994, between Interim
          Services and Boatmen's Trust Company                             (2)
  4.1A    Amendment No. 1 to Rights Agreement dated as of April 1, 1994    (1)
  4.1B    Amendment No.2 to Rights Agreement dated as of April 1, 1994      *
  4.2     Form of Certificate of Designations, Preferences and Rights of
          Participating Preferred Stock of Interim Services                (2)
  4.3     Form of Stock Certificate, as amended                            (3)
  4.4     Articles Fourth, Fifth, Seventh, Eighth and Tenth of the
          Restated Certificate of Incorporation of the Company, as
          amended September 12, 1996                                       (3)
  4.5     Sections Four through Twelve and Thirty-Five through Forty-One
          of the Bylaws of the Company                                     (4)
 10.1     Interim Services' 1993 Long-Term Executive Compensation Plan,
          as amended                                                       (5)
 10.2     Interim Services' 1993 Stock Option Plan for Outside Directors,
          as amended                                                       (5)
 10.3     Second Amended and Restated Credit Agreement of Interim
          Services dated as of January 15, 1997                             *
 10.4     Tax Sharing Agreement dated October 1993, by and between H&R
          Block, Inc. and Interim Services                                 (6)
 10.5 Amendment No. 2 dated November 28, 1995 to Amended and Restated Revolving Credit Agreement of Interim Services dated as of
          June 2, 1995.                                                    (7)
 10.6     Indemnification Agreement dated January 1, 1994, by and between
          Interim Services and H&R Block, Inc.                             (6)
 10.7     Franchise/License Agreement dated July 12, 1993, by and between
          Interim Services and Keco Health Care, Inc.                      (6)
 10.8     Interim Services' 1994 Stock Option Plan for Franchisees,
          Licensees and Agents, as amended                                 (8)
 10.9     Employment Agreement dated as of May 1, 1994, by and between
          Interim Services and Raymond Marcy                               (9)

------------------------------------------------------------------------------
                                                                      Page 15
------------------------------------------------------------------------------

 10.10    Employment, Confidentiality, and Noncompetition Agreement
          by and between Interim Services and Allan C. Sorensen           (9)
 10.11    Credit Agreement of Interim Services dated as of May 1, 1997     *
 11       Statement re: Computation of Per Share Earnings                Page 12
 22       Published report regarding matters submitted to vote of
          security holders                                               None
 23.1     Consent of Bryan Cave LLP                                       (4)
 23.2     Consent of Deloitte & Touche LLP                               (10)
 27       Financial Data Schedule

------------------------------------------------------------------------------
                                                                      Page 17
------------------------------------------------------------------------------

(1) This Exhibit is filed as an Exhibit to Interim Services' Form 10-Q as filed with the SEC on November 12, 1996, and is incorporated herein by reference.

(2) This Exhibit is filed as an Exhibit to Interim Services' Form 8-A, dated April 11, 1994, SEC Registration No. 0-23198, and is incorporated herein by reference.

(3) This Exhibit is filed as an Exhibit to Interim Services' Form 10-K for the twelve month period ended December 27, 1996, and is incorporated herein by reference.

(4) This Exhibit is filed as an Exhibit to Interim Services' Form S-3 Amendment No. 1, dated September 16, 1996, and is incorporated herein by reference.

(5) This Exhibit is filed as an Exhibit to Interim Services' Proxy Statement dated March 28, 1996 filed in connection with Interim Services' 1996 Annual Meeting, and is incorporated herein by reference.

(6) This Exhibit is filed as an Exhibit to Interim Services' Form S-1, Amendment No.2, dated January 12, 1994, SEC Registration No. 33-71338, and is incorporated herein by reference.

(7) This Exhibit is filed as an Exhibit to Interim Services' Form 8-K dated December 15, 1995, and is incorporated herein by reference.

(8) This Exhibit is filed as an Exhibit to Interim Services' Form S-8, as filed with the SEC on July 12, 1995, and is incorporated herein by reference.

(9) This Exhibit is filed as an Exhibit to Interim Services' Form 10-K for the twelve month period ended December 30, 1994, and is incorporated herein by reference.

(10) This Exhibit is filed as an Exhibit to Interim Services' Form S-3 as filed with the SEC on July 29, 1996, Registration No. 333-09109 and is incorporated herein by reference.

*    Filed herewith

Reports on Form 8-K

During the period covered by this report, the company filed a Report on Form 8-K dated May 5, 1997 and received by the SEC on May 5, 1997. The Report was filed under Item 2 of Form 8-K.

The Company subsequently filed an amended report on Form 8-K/A dated May 9, 1997 and received by the SEC on May 9, 1997. The amendment was filed under
Item 2 and 7 of Form 8-K.

------------------------------------------------------------------------------
                                                                      Page 18
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTERIM SERVICES INC.
                         -------------------------
                         (Registrant)


DATE   05/12/ 97         BY   /s/ Roy G. Krause
       ---------              -----------------
                                  Roy G. Krause
                              Executive Vice President
                              and Chief Financial Officer


DATE    05/12/ 97        BY   /s/ Paul Haggard
       ---------              -----------------
                                  Paul Haggard
                              Financial Vice President/Treasurer