Form 10-Q
period 1997-06-27
INTERIM SERVICES INC
filed 1997-08-11
CIK 914536

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                ______________________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997

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

Yes ( X )     No (  )

The number of shares outstanding of the registrant's Common Stock, $0.0l par value, at July 25, 1997 was 19,627,416 shares.

                                  TABLE OF CONTENTS


PART I   Financial Information
         Item 1. Financial Statements                                   Page


         Consolidated Statements of Earnings
           Quarter Ended June 27, 1997 and June 28, 1996
           Six Months Ended June 27, 1997 and June 28, 1996..............  1

         Consolidated Balance Sheets
           June 27, 1997 and December 27, 1996...........................  2

         Consolidated Statements of Cash Flows
           Six Months Ended June 27, 1997 and June 28, 1996..............  3

         Notes to Consolidated Financial Statements......................  4

         Item 2.
         Management's Discussion and Analysis of Results of
         Operations and Financial Condition..............................  6


PART II  Other Information

         Item 4.
         Matters Submitted to a Vote of  Security Holders................ 10

         Item 6.
         Exhibits and Reports on Form 8-K................................ 11

                             PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INTERIM SERVICES INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
             (unaudited, amounts in thousands, except per share amounts)

                              Three Months Ended             Six Months Ended
                              -------------------         ---------------------
                               June 27,   June 28,        June 27,     June 28,
                                 1997       1996            1997         1996
                              ---------  ---------        --------     --------

Revenues from services        $ 422,833  $ 281,188       $ 739,618   $  545,913
Cost of services                280,875    194,504         500,220      380,232
                              ---------   ---------       --------     --------
  Gross profit                  141,958     86,684         239,398      165,681
                              ---------   ---------       --------     --------
Selling, general and
  administrative expenses       101,283     60,964         172,062      116,741
Licensee commissions             11,034      9,475          20,462       18,657
Amortization of intangibles       5,081      2,188           7,365        4,337
Interest expense                  6,185      1,805           6,460        3,441
Merger expense                        -      8,183               -        8,600
                              ---------   ---------       --------     --------
                                123,583     82,615         206,349      151,776
                              ---------   ---------       --------     --------
  EARNINGS BEFORE INCOME
    TAXES                        18,375      4,069          33,049       13,905

Income taxes                      8,453      4,415          14,602        8,762
                              ---------   ---------      ---------     --------
   NET EARNINGS (LOSS)        $   9,922  $    (346)      $  18,447     $  5,143
                              =========   =========      =========     ========
NET EARNINGS (LOSS) PER
   COMMON AND COMMON
   EQUIVALENT SHARES          $    0.25   $  (0.01)      $    0.46     $   0.16
                              =========   =========      =========     ========
WEIGHTED AVERAGE SHARES
   OUTSTANDING                   39,946     30,840          39,880       31,832
                              =========   =========      =========     ========


EPS effect before August 7, 1997 two-for-one stock split

Net earnings/(loss) per
  common and common
  equivalent shares           $    0.50   $   (0.02)     $    0.93     $   0.32
                              =========   =========      =========     ========

Weighted average shares
  outstanding                    19,973      15,420         19,940       15,916
                              =========   =========      =========     ========



                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     INTERIM SERVICES INC.
                                   CONSOLIDATED BALANCE SHEETS
                   (unaudited, amounts in thousands, except per share data)


                                             June 27,             December 27,
                                              1997                    1996
                                             --------             ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                $    25,548             $  18,938
  Marketable securities                             -                  7,499
  Receivables, less allowance for
    doubtful accounts of $4,874
    and $3,023                                 268,753               186,732
  Insurance deposits                            21,449                32,794
  Other current assets                          40,789                18,301
                                          ------------            -----------
    TOTAL CURRENT ASSETS                       356,539               264,264
INTANGIBLE ASSETS, NET                         731,668               174,747
PROPERTY AND EQUIPMENT, NET                     71,413                49,795
OTHER ASSETS                                    36,436                23,684
                                          ------------            -----------
                                          $  1,196,056            $  512,490
                                          ============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt       $     31,900            $        -
  Accounts payable and other accrued
    expenses                                    78,057                27,092
  Accrued salaries, wages
    and payroll taxes                           73,403                40,948
  Accrued insurance                             23,980                26,782
  Accrued income taxes                          19,534                   159
                                           -----------             ----------
    TOTAL CURRENT LIABILITIES                  226,874                94,981
LONG-TERM DEBT                                 524,458                     -
DEFERRED TAX LIABILITY                           4,155                 2,798
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
      authorized,  2,500,000 shares;
      none issued or outstanding                    -                      -
  Common stock, par value $.01 per share;
      authorized, 50,000,000 shares;
      outstanding, 1997 - 39,227,580,
      and 1996 - 38,953,368                        392                   390
  Treasury stock                                  (460)                 (460)
  Additional paid-in capital                   253,174               251,041
  Retained earnings                            182,397               163,950
  Cumulative translation adjustment              5,066                  (210)
                                           ------------           -----------
      TOTAL STOCKHOLDERS' EQUITY               440,569               414,711
                                          ------------           -----------
                                          $  1,196,056           $   512,490
                                          ============           ===========


                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       2

                                  INTERIM SERVICES INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                    ---------------------------
                                                     JUNE 27,          JUNE 28,
                                                       1997              1996
                                                    -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                       $  18,447         $  5,143
  Adjustments to reconcile net earnings to
      net cash from operating activities:
  Depreciation and amortization                         14,560            9,098
  (Benefit from) provision for deferred taxes
    on income                                           (3,139)             327
  Changes in assets and liabilities, net of
    effect of acquisitions
      Receivables                                      (39,829)         (24,308)
      Insurance deposits                                11,345             (707)
      Other current assets                              (7,883)          (2,475)
      Other assets                                     (12,751)          (3,031)
      Accounts payable and accrued expenses             22,752              524
      Accrued salaries, wages and
        payroll taxes                                   21,965            9,152
      Accrued insurance                                 (2,857)           1,541
      Accrued income taxes                              (2,827)          (1,087)
      Other                                                (67)              (1)
                                                    -----------       --------
  NET CASH PROVIDED BY/(USED IN)
    OPERATING ACTIVITIES                                19,716           (5,824)
                                                    -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                  (560,883)          (5,382)
  Capital expenditures                                 (11,558)         (12,919)
  Net proceeds from sale of marketable securities        7,499           15,631
                                                    -----------       ---------
  NET CASH USED IN INVESTING ACTIVITIES               (564,942)          (2,670)
                                                    -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                           579,784            5,273
  Repayment of borrowings                              (30,275)               -
  Proceeds from exercise of employee stock
    options and other                                    2,135            1,203
                                                    -----------       ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            551,644            6,476
                                                    -----------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                              192                -
                                                    -----------       ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS     6,610           (2,018)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          18,938            4,025
                                                    -----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  25,548         $  2,007
                                                    ===========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Income taxes paid                                $  12,376         $ 11,422
                                                    ===========        ========
    Interest paid                                    $   2,026         $  3,841
                                                    ===========        ========


                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

    The interim consolidated financial statements for the six months ended June 27, 1997 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Results for the six months ended June 27, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 1997.

2.  Earnings Per Share

    Net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. As of June 27, 1997, the Company had 19,613,790 shares of common stock outstanding. On August 7, 1997 the Company announced a two-for-one stock split in the form of a 100% stock dividend, subject to New York Stock Exchange approval, to stockholders of record as of the close of business on August 18, 1997, payable on September 5, 1997. Including the effect of the two-for-one stock split, as of June 27, 1997 the Company had 39,227,580 shares of common stock outstanding. The effect has been reflected in the accompanying consolidated balance sheets and consolidated statements of earnings and has been applied on a retroactive basis.

3.  Acquisitions

    On April 18, 1997, Interim Services (UK) PLC ("Interim UK"), a wholly-owned subsidiary of Interim Services Inc., acquired 74.8% of the outstanding ordinary share capital of Michael Page Group, PLC ("Michael Page") pursuant to a tender offer. When aggregated with the 17.3% ownership held by Interim UK as a result of open market purchases made from the announcement of the tender offer, Interim UK's holdings totaled approximately 92% of the outstanding ordinary share capital of Michael
    Page. Subsequently, the remaining shares were purchased to complete the transaction.

    This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Michael Page are included in the Consolidated Statement of Earnings from April 18, 1997. The excess of the purchase price over the fair value of the net tangible assets acquired is $512 million and is being amortized over 40 years.

    During 1997, the Company made certain other acquisitions which were accounted for under the purchase method of accounting. Their operations are included in the consolidated statements of earning from the date of acquisition.

    As of June 27, 1997 the cost of the acquisitions in 1997 have been allocated on a preliminary basis while the Company obtains final information regarding the fair value of assets acquired and liabilities assumed. Although the allocations and amortization periods are subject to adjustment, the Company does not expect that such adjustments will have a material effect on the consolidated financial statements.

    The following unaudited pro forma consolidated results of operations give effect to acquisitions consummated during 1997 as though they occurred at the beginning of 1997 and 1996 with pro forma adjustments to give effect to amortization of goodwill, interest expense on additional borrowings used to fund acquisitions and other adjustments, together with income tax effects:


                            June 27, 1997                June 28, 1996
    Revenue               $  836.4 million              $  689.2 million
    Net earnings          $  17.0  million              $    1.0 million
    Net earnings per
    common and common
    equivalent shares     $  0.43 per share             $  0.03 per share

    The pro forma consolidated results are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor are they indicative of the results that will be obtained in the future.

4.  Financing

    The acquisitions were funded by borrowings of approximately $580,000,000 under a $675,000,000 syndicated credit agreement entered into as of May 1, 1997 (the "Credit Facility"). The Credit Facility consists of a revolving loan facility of $400,000,000 (terminating in 2003) and a term loan of $275,000,000 (due through 2002). Interest rates on amounts outstanding under the Credit Facility are based on LIBOR plus a variable margin, determined by financial tests. The average interest rate during the second quarter was 6.86%.

    The Company has entered into variable to fixed interest rate swap agreements in the notional amount of $100 million as of June 27, 1997 which have been assigned to portions of these credit facilities. These agreements have various expiration dates with the option to extend between 2000 and 2002. Under these agreements, the Company received an average variable rate of 5.86% and paid an average fixed rate of 6.28% during the six months ended June 27, 1997. The Company also has variable to variable interest rate swap agreements outstanding at June 27, 1997 with notional amounts of $100 million which effectively convert interest from a LIBOR basis to a broader index. These agreements expire in 2002. Under these agreements, the Company received an average variable rate of 5.84% and paid an average variable rate of 5.35% during the six months ended June 27, 1997. The difference between the book value and market value of these instruments at June 27, 1997 was immaterial.

5.  Subsequent Event

    On June 29, 1997, the Company reached a definitive agreement to sell its Healthcare business to Cornerstone Equity Investors for cash of $134 million. The closing is expected to take place during the third quarter of 1997 and the Company will use the net proceeds to reduce debt.

Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following analysis of operations for the quarter and six months ended June 27, 1997 compared to the quarter and six months ended June 28, 1996 should be read in conjunction with the Consolidated Statements of Earnings found on page 1.

QUARTER ENDED JUNE 27, 1997 COMPARED TO QUARTER ENDED JUNE 28, 1996

Revenues increased 50.4% to $422.8 million from $281.2 million last year. Revenues are generated primarily through two operating divisions, Commercial and HealthCare. Commercial revenues increased 60.4% reflecting strong internal growth as well as 1997 acquisitions including Michael Page Group PLC ("Michael Page"), an international recruiting and staffing company, acquired in the second quarter and outplacement and search businesses acquired in the first quarter of 1997 ("1997 acquisitions"). Excluding 1997 acquisitions, revenues increased 25.5% reflecting high growth rates within the Commercial division's professional services businesses, particularly within Information Technology (IT). The Commercial division's traditional staffing business also continued to grow significantly due, in part, to expansion of its On-Premise program. HealthCare Division revenues increased 14.1% due to internal growth and an internal buyback of a major franchise at the end of the first quarter in 1997.

Gross profit increased 63.8% to $142.0 million compared with $86.7 million a year ago. Gross profit margin increased to 33.6% from 30.8% last year due to growth in the percentage of revenues being derived from the Company's higher margin professional services businesses. Professional services comprised 42.2% of total revenues in the second quarter of 1997 compared with 27.0% in the same period last year.

Selling, general and administrative expenses increased 66.1% to $101.3 million from $61.0 million last year. Selling, general and administrative expenses as a percentage of revenues were 24.0% compared with 21.7% a year ago. Operating expenses increased due to the higher costs associated with the professional services businesses. These higher gross margin businesses have higher operating expenses than the Company's traditional personnel staffing business.

Licensee commissions increased 16.5% to $11.0 million from $9.5 million last year. Licensee commissions as a percent of revenues decreased to 2.6% from 3.4% due to branch revenues growing at a faster rate than licensee revenue.

Amortization expense increased from $2.2 million to $5.1 million reflecting an increase in intangible assets arising from the 1997 acquisitions.

The effective tax rate for the second quarter of 1997 was 46.0% compared with 108.5% last year. Last year's high rate resulted from a large portion of last year's merger expense being nondeductible. The second quarter effective tax rate, excluding the effects of the non recurring merger expenses, was 43.1%. This increase in the effective tax rate from 43.1% last year to 46% this year results from the additional goodwill related to the Michael Page acquisition being nondeductible.

On August 7, 1997 the Company announced a 2 for 1 stock split ("stock split") in the form of a 100% stock dividend to stockholders of record as of the close of business on August 18, 1997, payable on September 5, 1997.

Net earnings for the quarter ended June 27, 1997 were $9.9 million, or $0.25 per share ($0.50 before stock split), compared to a loss of $0.3 million, or $(0.01) per share ($(0.02) before stock split) last year. Exclusive of 1996 merger expenses, net earnings for the quarter were up 47.3% compared with $6.7 million, or $0.22 per share ($0.44 before stock split) last year, representing a 13.7% increase in per share earnings. The weighted average number of shares outstanding was 39,946,000 (19,973,000 before stock split) compared to 30,840,000 (15,420,000 before stock split) last year.

SIX MONTHS ENDED JUNE 27, 1997 COMPARED TO SIX MONTHS ENDED JUNE 28, 1996

Revenues increased 35.5% to $739.6 million from $545.9 million last year. Revenues are generated primarily through two operating divisions, Commercial and HealthCare. Commercial revenues increased 42.5% reflecting strong internal growth as well as the 1997 acquisitions. Excluding the 1997 acquisitions, revenues increased 23.8% reflecting high growth rates within the Commercial division's professional services businesses, particularly within Information Technology (IT). The Commercial division's traditional staffing business also continued to grow significantly due, in part, to expansion of its On-Premise program. HealthCare Division revenues increased 9.6% due primarily to internal growth and an internal buyback of a major franchise at the end of the first quarter in 1997.

Gross profit increased 44.5% to $239.4 million compared with $165.7 million a year ago. Gross profit margin increased to 32.4% from 30.3% last year due to growth in the percentage of revenues being derived from the Company's higher margin professional services businesses. Professional services comprised 37.1% of total revenues in the six months ended June 27, 1997 compared with 27.0% in the same period last year.

Selling, general and administrative expenses increased 47.4% to $172.1 million from $116.7 million last year. Selling, general and administrative expenses as a percentage of revenues were 23.3% compared with 21.4% a year ago. Operating expenses increased due to the higher costs associated with the professional services businesses. These higher gross margin businesses have higher operating expenses than the Company's traditional personnel staffing business.

Licensee commissions increased 9.7% to $20.5 million from $18.7 million last year. Licensee commissions as a percent of revenues decreased to 2.8% from 3.4% due to branch revenues growing at a faster rate than licensee revenue, caused in part by a large licensee converting to a franchise in the first quarter of 1996.

Amortization expense increased from $4.3 million to $7.4 million reflecting an increase in intangible assets arising from the 1997 acquisitions.

The effective tax rate for the six months ended June 27, 1997 was 44.2% compared with 63.0% last year. Last year's high rate resulted from a large portion of last year's merger expense being nondeductible. The effective tax rate for the six months ended June 28, 1996, excluding the effects of the non recurring merger expenses, was 43.6%. This increase in the effective tax rate from 43.6% last year to 44.2% this year results from the additional goodwill related to the Michael Page acquisition being nondeductible.

Net earnings for the six months ended June 27, 1997 were $18.4 million, or $0.46 per share ($0.93 before stock split), compared to $5.1 million, or $0.16 per share ($0.32 before stock split) last year. Exclusive of 1996 merger expenses, net earnings for the six months ended were up 44.8% compared to $12.7 million, or $0.40 per share ($0.80 before stock split) last year, representing a 16.3% increase in per share earnings. The weighted average number of shares outstanding was 39,880,000 (19,940,000 before stock split) compared to 31,832,000 (15,916,000 before stock split) last year.

FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows found on pages 2 and 3, respectively.

Net cash provided by operating activities was $19.7 million in the first six months ended of 1997 compared with operating activities using $5.8 million in 1996. The increase in cash flow provided by operating activities was primarily attributable to increased net earnings, higher depreciation and amortization and increased accounts payable and accrued salaries, wages and payroll taxes partially offset by increased receivables and an increase in other assets.

Investing activities used cash of $564.9 million primarily due to the acquisition of Michael Page. The Company and Interim UK obtained these funds from borrowings of approximately $580,000,000 under a $675,000,000 Credit Facility. The Credit Facility consists of a revolving loan facility of $400,000,000 and a term loan of $275,000,000. Interest rates on amounts outstanding under the Credit Facility are based on LIBOR plus a variable margin, determined by financial tests.

The Company believes that its internally generated funds and lines of credit are sufficient to support anticipated levels of growth.

SUBSEQUENT EVENTS

On June 29, 1997, the Company reached a definitive agreement to sell its Healthcare business to Cornerstone Equity Investors for cash of $134 million. The closing is expected to take place during the third quarter of 1997 and the Company will use the net proceeds to reduce debt.

                             PART II - OTHER INFORMATION

ITEM 4. -- MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the stockholders of the company was on May 22, 1997.

(b) Not applicable.

(c) At the Annual Meeting, stockholders voted:

(1) To elect directors William Evans and Cinda Hallman to continue in office as Class I Directors for a three-year term expiring on the date of the Annual Shareholder's Meeting in the year 2000.

                      Votes For:                  Votes Withheld:
                      ----------                  ---------------
William Evans         16,638,029                       13,586
Cinda Hallman         16,637,829                       13,786

(2) To ratify the appointment of Deloitte & Touche as the Company's independent auditors for the fiscal period ending December 26, 1997.

    Votes for:        Votes Against:                   Abstentions:
    ----------       --------------                    ------------
    16,643,974            3,398                            4,943

(3) To approve the Company's 1997 Long Term Executive Compensation and Outside Director Stock Option Plan.

       Votes for:         Votes Against:               Abstentions:
       ----------         --------------               ------------
       12,982,746           2,447,459                     23,243

(4) To approve the Company's 1997 Employee Stock Purchase Plan.

        Votes for:         Votes Against:              Abstentions:
        ----------         -------------               ------------
        15,149,063            156,580                     16,282

(5) To approve the Company's Incentive Plan for 162(m) Executives

        Votes for:         Votes Against:              Abstentions:
        ----------         -------------               ------------
        16,491,871             136,710                    22,634

(d) Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


       EXHIBIT
        NUMBER                    EXHIBIT NAME
       -------                    -------------

         3.1 Restated Certificate of Incorporation of the registrant, as amended September 12, 1996, filed as Exhibit 3.1 to the registrant's Form 10-Q for the quarter ending September 27, 1996, is incorporated herein by reference.

         3.2 By-Laws of registrant, as amended, filed as Exhibit 3.2 to the registrant's Form 10-Q for the quarter ending September 27, 1996, are incorporated herein by reference.

         4.1 Form of Stock Certificate, filed as Exhibit 4.3 to the registrant's Form 10-K for the fiscal year ended December 27, 1996, is incorporated herein by reference.

         4.2 Rights Agreement dated as of March 17, 1994, between the registrant and Boatmen's Trust Company, filed as Exhibit
                   1.1 to the registrant's Form 8-A filed April 11, 1994, is incorporated herein by reference

         4.3 Certificate of Designation, Preferences and Rights filed with the Secretary of State of the State of Delaware, filed as Exhibit 2.1 to the registrant's Form 8-A filed April 11, 1994, is incorporated herein by reference.

         4.4 Amendment No. 1 to Rights Agreement dated June 26, 1996 between the registrant, Boatmen's Trust Company, and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(A) to the registrant's Form 10-Q for the quarter ended September 27, 1996 is incorporated herein by reference

         4.5 Amendment No. 2 to Rights Agreement dated June 26, 1996 between the registrant and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(B) to the registrant's Form 10-Q for the quarter ended March 28, 1997, is incorporated herein by reference

         4.6 Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of the registrant, as amended September 12, 1996, filed as part of Exhibit
                   4.4 to the registrant's Form 10-K for the fiscal year ended December 27, 1996, are incorporated herein by reference.

         4.7 Sections Four through Twelve and Thirty-Five through Forty-One of the Bylaws of the registrant, as amended, filed as part of Exhibit 4.2 to registrant's Form S-3 filed September 16, 1996, are incorporated herein by reference.

        10.1 1993 Long Term Executive Compensation Plan, as amended, filed as Exhibit A to the registrant's Proxy Statement dated March 28, 1996, is incorporated herein by reference.

        10.2 1993 Stock Option Plan for Outside Directors, as amended, filed as Exhibit B to the registrant's Proxy Statement dated March 28, 1996, is incorporated herein by reference.

        10.3 1994 Stock Option Plan for Franchisees, Licensees and Agents, as amended, filed as Exhibit 10.4A to the registrant's Form S-3, filed on July 12, 1995, is incorporated herein by reference.

        10.4 Tax Sharing Agreement dated October 1993, by and between H&R Block, Inc. and Interim Services Inc. filed as Exhibit
                   10.5 to the registrant's Form S-1 filed on November 5, 1993, is incorporated herein by reference.

        10.5 Indemnification Agreement dated January 1, 1994, by and between Interim Services Inc. and H&R Block, Inc., filed as Exhibit 10.8 to the registrant's Form S-1 filed on November 5, 1993, is incorporated herein by reference.

        10.6 Franchise/License Agreement dated July 12, 1993, by and between Interim Services Inc. and Keco Health Care, Inc., filed as Exhibit 10.9 to the registrant's Form S-1 filed on January 12, 1994, is incorporated herein by reference.

        10.7 Employment Agreement dated as of May 1, 1994, by and between Interim Services Inc. and Raymond Marcy, filed as
                   Exhibit 10(l) to the registrant's Form 10-K for the fiscal year ended December 30, 1994, is incorporated herein by reference.

        10.8 Employment, Confidentiality, and Noncompetition Agreement by and between Interim Services Inc. and Allan C. Sorensen, filed as Exhibit 10(m) to the registrant's Form 10-K for the fiscal year ended December 30, 1994, is incorporated herein by reference.

        10.9 Amendment No. 2 dated November 28, 1995 to Amended and Restated Revolving Credit Agreement of Interim Services Inc. dated as of June 2, 1995, filed as Exhibit 10.2 to the registrant's Form 8-K filed on December 15, 1995, is incorporated herein by reference.

        10.10 Second Amended and Restated Credit Agreement of Interim Services Inc. dated as of January 15, 1997, filed as
                   Exhibit 10.3 to the registrant's Form 10-Q for the quarter ending March 28, 1997, is incorporated herein by reference

        10.11 Credit Agreement between Interim Services Inc. and NationsBank dated as of May 1, 1997, filed as Exhibit
                   10.11 to the registrant's Form 10-Q for the quarter ending March 28, 1997, is incorporated herein by reference

       *10.12 Recommended Cash Offer dated March 14, 1997, by J.P. Morgan on behalf of Interim Services (UK) PLC a wholly-owned subsidiary of Interim Services Inc. for Michael Page Group PLC is filed herewith as Exhibit 10.12

        10.13      Interim Services Inc. 1997 Long Term Executive
                   Compensation and Outside Directors Stock Option Plan, filed as Exhibit I to the registrant's Proxy Statement dated April 10, 1997, is incorporated herein by reference.


        10.14 Interim Services Inc. Incentive Plan for 162(m) Executives, filed as Exhibit III to the registrant's Proxy Statement dated April 10, 1997, is incorporated herein by reference

       *11 Statement re: Computation of Per Share Earnings is filed herewith as Exhibit 11 at page 14 .

        23.1 Consent of Arthur Andersen, filed as Exhibit 23.1 to the registrant's Form 8-K/A filed on May 9, 1997, is incorporated herein by reference.

       *27         Financial Data Schedule is filed herewith as Exhibit 27.
---------------------------------
*Filed as an Exhibit to this Form


(b) Reports on Form 8-K

During the period covered by this report, the company filed a Report on Form 8-K dated May 5, 1997 and received by the SEC on May 5, 1997. The Report was filed under Item 2 of Form 8-K.

The Company subsequently filed an amended report on Form 8-K/A dated May 9, 1997 and received by the SEC on May 9, 1997. The amendment was filed under Items 2 and 7 of Form 8-K.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                INTERIM SERVICES INC.
                                             ---------------------------
                                                (Registrant)




DATE 08/11/ 97                               BY   /s/ Roy G. Krause
                                                  --------------------------
                                                      Roy G. Krause
                                                  Executive Vice President
                                                  and Chief Financial Officer




DATE 08/11/ 97
                                              BY   /s/ Paul Haggard
                                                   ----------------------
                                                       Paul Haggard
                                                   Financial Officer