Form 10-Q
period 1997-09-26
INTERIM SERVICES INC
filed 1997-11-10
CIK 914536

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                            ______________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997

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

Yes ( X )     No (  )

The number of shares outstanding of the registrant's Common Stock, $0.0l par value, at October 24, 1997 was 39,541,597 shares.

                               TABLE OF CONTENTS



PART I  Financial Information
        Item 1. Financial Statements                                      Page


        Consolidated Statements of Earnings
          Quarter Ended September 26, 1997 and September 27, 1996
           Nine Months Ended September 26, 1997 and September 27, 1996...    1

        Consolidated Balance Sheets
          September 26, 1997 and December 27, 1996.......................    2
        Consolidated Statements of Cash Flows
          Nine Months Ended September 26, 1997 and September 27, 1996....    3

        Notes to Consolidated Financial Statements........................   4


        Item 2.
        Management's Discussion and Analysis of Results of Operations and
        Financial Condition..............................................    7


PART II Other Information

        Item 4.
        Matters Submitted to a Vote of  Security Holders.................   10

        Item 5.
        Other Information................................................   10
        Proforma Condensed Consolidated Statements of Earnings

        Item 6.
        Exhibits and Reports on Form 8-K.................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        INTERIM SERVICES INC.
                  CONSOLIDATED STATEMENT OF EARNINGS
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       ---------------------------   ----------------------------
                                                           QUARTER ENDED                  NINE MONTHS ENDED
                                                       ---------------------------   ----------------------------
                                                       SEPTEMBER 26,  SEPTEMBER 27,  SEPTEMBER 26,  SEPTEMBER 27,
                                                            1997          1996            1997           1996
                                                       -------------  -------------  -------------  -------------
Revenues                                               $  455,770     $  294,711     $1,195,388      $840,624
Cost of services                                          302,356        203,551        802,576       583,783
                                                       -------------  -------------  -------------  -------------
   Gross profit                                           153,414         91,160        392,812       256,841
                                                       -------------  -------------  -------------  -------------

Selling, general and
     administrative expenses                              103,947         62,773        276,009       179,514
Licensee commissions                                       11,993         10,485         32,456        29,142
Amortization of intangibles                                 5,882          2,235         13,247         6,572
Interest expense                                           10,047          1,697         16,507         5,138
Gain on sale of healthcare business                       (5,300)              -        (5,300)             -
Merger expense                                                  -              -              -         8,600
                                                       -------------  -------------  -------------  -------------
                                                          126,569         77,190        332,919       228,966
                                                       -------------  -------------  -------------  -------------

   EARNINGS BEFORE INCOME TAXES                            26,845         13,970         59,893        27,875

Income taxes                                               14,798          6,143         29,399        14,905
                                                       -------------  -------------  -------------  -------------
   NET EARNINGS                                         $  12,047       $  7,827      $  30,494     $  12,970
                                                       =============  =============  =============  =============

NET EARNINGS PER COMMON
   AND COMMON EQUIVALENT
   SHARES                                                 $  0.30        $  0.25        $  0.76       $  0.41
                                                       =============  =============  =============  =============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                             40,627         31,916         40,129        31,860
                                                       =============  =============  =============  =============

                           See notes to consolidated financial statements.

                                INTERIM SERVICES INC.
                            CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     SEPTEMBER 26,  DECEMBER 27,
                                                         1997          1996
                                                     -------------  -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $  26,960     $  18,938
     Marketable securities                                    -         7,499
     Receivables, less allowance for doubtful
          accounts of $4,831 and $3,023                 242,895       186,732
     Insurance deposits                                  22,769        32,794
     Other current assets                                35,907        18,301
                                                     -------------  -----------
         TOTAL CURRENT ASSETS                           328,531       264,264
INTANGIBLE ASSETS, NET                                  675,411       174,747
PROPERTY AND EQUIPMENT, NET                              60,995        49,795
OTHER ASSETS                                             20,628        23,684
                                                     -------------  -----------
                                                   $  1,085,565    $  512,490
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                $  71,153     $       -
     Accounts payable and other accrued expenses         72,521        27,092
     Accrued salaries, wages and payroll taxes           73,588        40,948
     Accrued insurance                                   26,205        26,782
     Accrued income taxes                                24,187           159
                                                     -------------  -----------
          TOTAL CURRENT LIABILITIES                     267,654        94,981
LONG-TERM DEBT                                          369,322             -
DEFERRED TAX LIABILITY                                    3,161         2,798
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share;
          authorized, 2,500,000 shares; none issued
          or outstanding                                      -           -
     Common stock, par value $.01 per share;
          authorized, 50,000,000 shares;
          outstanding, 1997 - 39,427,031
          and 1996 - 38,953,368                             394           390
     Treasury stock                                        (460)         (460)
     Additional paid-in capital                         255,488       251,041
     Retained earnings                                  194,444       163,950
     Cumulative translation adjustment                   (4,438)         (210)
                                                     -------------  -----------
          TOTAL STOCKHOLDERS' EQUITY                    445,428       414,711
                                                     -------------  -----------
                                                   $  1,085,565    $  512,490
                                                   ==============  =============

                         See notes to consolidated financial statements.

                                  INTERIM SERVICES INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (AMOUNTS IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                        -----------------------
                                                        SEPT. 26,     SEPT. 27,
                                                           1997         1996
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Earnings                                       $  30,494     $  12,970
     Adjustments to reconcile net earnings to net cash
          from operating activities:
         Depreciation and amortization                     24,036        14,016
         Deferred income taxes                             (3,325)       (2,366)
         Gain on sale of healthcare business               (5,300)            -
     Changes in assets and liabilities, net of effect of
          acquisitions:
              Receivables                                 (61,755)      (37,798)
              Insurance deposits                           10,025        (2,593)
              Other current assets                         (5,832)       (2,224)
              Other assets                                (15,538)       (2,828)
              Accounts payable and accrued expenses        14,718         6,610
              Accrued salaries, wages and payroll taxes    29,771        10,299
              Accrued insurance                              (633)        3,099
              Accrued income taxes                          2,446        (1,087)
              Other                                            45           810
                                                         ---------      --------
     NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES   19,152        (1,092)
                                                         ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                  (566,646)       (6,365)
     Proceeds from the sale of healthcare business, net   115,818             -
     Capital expenditures                                 (15,433)      (22,145)
     Net proceeds from sale of marketable securities        7,499        15,686
                                                         ---------      --------
     NET CASH USED IN INVESTING ACTIVITIES               (458,762)      (12,824)
                                                         ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings                                           542,227         8,673
     Repayment of borrowings                              (98,483)            -
     Proceeds from exercise of employee stock options
     and other                                              5,540         1,955
                                                         ---------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            449,284        10,628
                                                         ---------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
     EQUIVALENTS                                           (1,652)            -
                                                         ---------      --------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS        8,022        (3,288)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             18,938         4,025
                                                         ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  26,960        $  737
                                                        =========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                     $  18,057     $  12,360
                                                        =========        =======
  Interest paid                                         $  12,689      $  5,616
                                                        =========        =======

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

  The interim consolidated financial statements for the nine months ended September 26, 1997 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Results for the nine months ended September 26, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 1997.

2. Earnings Per Share

  Net earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share assuming full dilution, is not materially different than primary earnings per share. As of September 26, 1997, the Company had 39,427,031 shares of common stock outstanding. On August 7, 1997 the Company announced a two-for-one stock split in the form of a 100% stock dividend, to stockholders of record as of the close of business on August 18, 1997, payable on September 5, 1997. The effect has been reflected in the accompanying consolidated balance sheets and consolidated statements of earnings and has been applied on a retroactive basis.

3. Acquisitions

  On April 18, 1997, Interim Services PLC ("Interim UK"), a wholly-owned subsidiary of the Company, acquired 74.8% of the outstanding ordinary share capital of Michael Page Group, PLC ("Michael Page") pursuant to a tender offer. When aggregated with the 17.3% ownership held by Interim UK as a result of open market purchases made from the announcement of the tender offer, Interim UK's holdings totaled approximately 92% of the outstanding ordinary share capital of Michael Page. Subsequently, the remaining shares were purchased to complete the transaction.

  This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Michael Page are included in the Consolidated Statement of Earnings from April 18, 1997. The excess of the purchase price over the fair value of the net tangible assets acquired is $512 million. This amount has been allocated to trademarks and goodwill based upon a valuation performed for management. Both intangible assets are being amortized over 40 years.

  During 1997, the Company made certain other acquisitions that were accounted for under the purchase method of accounting. Their operations are included in the consolidated statements of earnings from the date of acquisition.

  The pro forma consolidated statement of earnings giving effect to acquisitions consummated during 1997 as though they occurred at the beginning of 1997 and 1996 are included in Item 5 of this filing.

4. Intangible Assets

     intangible assets (in $000s):

                                    September 26, 1997   December 27, 1996
                                    ------------------   -----------------
     Goodwill, net                       $463,431          $173,638
     Trademarks, net                      211,529                87
     Other intangible assets, net             451             1,022
                                         --------          --------
                                         $675,411          $174,747
                                         --------          --------
                                         --------          --------

5. Financing

  The Company has available $536.0 million under a syndicated credit agreement entered into as of May 1, 1997 and amended as of June 2, 1997. As of September 26, 1997, amounts outstanding were $440.5 million of which $176.8 million is a term loan terminating in 2003 and the remainder is borrowed under a revolving loan facility. The average interest rates for the nine months ended September 26, 1997 and September 27, 1996 were 6.9% and 6.2%, respectively.

  The Company has entered into variable to fixed interest rate swap agreements in the notional amount of $100 million as of September 26, 1997 which have been assigned to portions of these credit facilities. These agreements have expiration dates between 2000 and 2002. Under these agreements, the Company received an average variable rate of 5.8% and paid an average fixed rate fo 6.2%. The Company also has variable to variable interest rate swap agreements outstanding at September 26, 1997 with notional amounts of $220.6 million, which effectively convert interest from a LIBOR basis to a broader index and cap the Company's exposure to upward movements in rates at 8.5 %. These agreements expire in 2002. Under these agreements, the Company received an average variable rate of 6.3 % and paid an average variable rate of 5.5 % during the nine months ended September
  26, 1997. The cost to terminate these interest rate swaps as of September
  26, 1997 was approximately $3.3 million.

6. Sale of Healthcare Business

  On September 26, 1997 the Company completed the sale of its healthcare business to Cornerstone Equity Investors IV, L.P. The Company received $118.6 million in cash at closing, with the remainder of the $134.0 million purchase price to be paid upon approval of the ownership transfer by the State of New York. Accordingly, recognition of a portion of the gain on sale has been postponed. The Company used the net proceeds received at the closing to reduce the Company's outstanding debt under its existing credit facilities.

  The pro forma consolidated results of operations giving effect to this transaction as though it occurred at the beginning of 1997 and 1996 are included in Item 5 of this filing.

7. NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share."
  The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

  In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

  In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and require that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers and supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 26, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 27, 1996

Revenues increased to $455.8 million from $294.7 million last year. Revenues were generated through two operating divisions, Commercial and HealthCare. Commercial revenues increased 65.4% reflecting strong internal growth as well as 1997 acquisitions including Michael Page Group PLC ("Michael Page"), an international recruiting and staffing company, acquired in the second quarter, and outplacement and search businesses acquired in the first quarter of 1997 ("1997 Acquisitions"). Excluding the 1997 Acquisitions, revenues increased 25.1% reflecting strong growth in the Commercial Division's professional services and traditional staffing businesses. The Commercial Division's traditional staffing business grew significantly due to expansion of its On-Premise program, an increase in the number of offices and increased business in existing offices. HealthCare Division revenues increased 11.0%.

Gross profit increased 68.3% to $153.4 million compared with $91.2 million a year ago. Gross profit margin increased to 33.7% from 30.9% last year. This increase was principally due to the Michael Page acquisition and the continued growth in the higher margin professional services businesses. Professional services comprised 43% of total revenues in the third quarter of 1997 compared with 26% in the same period last year.

Selling, general and administrative expenses increased 65.6% to $103.9 million from $62.8 million last year. Selling, general and administrative expenses as a percentage of revenues were 22.8% compared with 21.3% a year ago. Operating expenses increased due to the higher costs associated with the professional services businesses. These higher gross margin businesses have higher operating expenses than the Company's traditional personnel staffing businesses.

Licensee commissions increased 14.4% to $12.0 million from $10.5 million last year. Licensee commissions as a percent of revenues decreased to 2.6% from 3.6% due to licensee revenue becoming a smaller portion of overall revenue.

Amortization expense increased from $2.2 million to $5.9 million reflecting an increase in intangible assets arising from the 1997 Acquisitions.

The effective tax rate for the third quarter of 1997 was 55.1% compared with 44.0% last year. The third quarter effective tax rate, excluding all effects related to the sale of the healthcare business was 44.2%. The Company recorded tax expense of approximately $5.3 million related to the sale of the healthcare business.

Net earnings for the quarter ended September 26, 1997 were $12.0 million, or $0.30 per share, compared with $7.8 million, or $0.25 per share last year. The weighted average number of shares outstanding was 40,627,000 compared to 31,916,000 last year.

NINE MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 1996

Revenues increased 42.2% to $1,195.4 million from $840.6 million last year. Revenues are generated through two operating divisions, Commercial and HealthCare. Commercial revenues increased 50.6% reflecting strong internal growth as well as the 1997 acquisitions. Excluding the 1997 acquisitions, revenues increased 23.2% reflecting strong growth rates in both the Commercial Division's professional services and traditional staffing businesses. The Commercial Division's traditional staffing business grew due to expansion of its On-Premise program, an increase in the number of offices and increased business in existing offices. HealthCare Division revenues increased 10.1%.

Gross profit increased 52.9% to $392.8 million compared with $256.8 million a year ago. Gross profit margin increased to 32.9% from 30.6% last year. This increase was principally due to the Michael Page acquisition and the continued growth in the higher margin professional services businesses. Professional services comprised 39% of total revenues in the nine months ended September 26, 1997 compared with 27% in the same period last year.

Selling, general and administrative expenses increased 53.8% to $276.0 million from $179.5 million last year. Selling, general and administrative expenses as a percentage of revenues were 23.1% compared with 21.4% a year ago. Operating expenses increased due to the higher costs associated with the professional services businesses. These higher gross margin businesses have higher operating expenses than the Company's traditional personnel staffing businesses.

Licensee commissions increased 11.4% to $32.5 million from $29.1 million last year. Licensee commissions as a percent of revenues decreased to 2.7% from 3.5% due to licensee revenue becoming a smaller portion of overall revenue.

Amortization expense increased from $6.6 million to $13.2 million reflecting an increase in intangible assets arising from the 1997 Acquisitions.

The effective tax rate for the nine months ended September 26, 1997 was 49.1% compared with 53.5% last year. The Company recorded tax expense of approximately $5.3 million in 1997 related to the sale of the healthcare business. Last year's high rate resulted from a large portion of the 1996 merger expense being nondeductible. The effective tax rates excluding these non-recurring items were 44.2% and 43.7% for the nine months ended September 26, 1997 and September 27, 1996, respectively.

Net earnings for the nine months ended September 26, 1997 were $ 30.5 million, or $0.76 per share, compared with $13.0 million, or $0.41 per share last year. Exclusive of 1996 merger expenses, net earnings for the nine months ended were up 48.6% compared with $20.5 million, or $0.64 per share last year, representing an 18.8% increase in per share earnings. The weighted average number of shares outstanding was 40,129,000 compared to 31,860,000 last year.

SALE OF HEALTHCARE BUSINESS

As previously announced, the Company completed the divestiture of its HealthCare Division on September 26, 1997 and recognized a gain on the sale of $5.3 million. As anticipated, due to unique regulation in the State of New York, the New York portion of the HealthCare Division divestiture and the recognition thereof in the financial statements, was postponed pending routine regulatory approval of the transfer of ownership. Approval is expected during the first quarter of 1998. The Company received $118.6 million ($115.8 million net of cash sold) at closing with the remaining monies to be received upon approval of the ownership transfer by the State of New York. The pro forma impacts on the consolidated statement of earnings are included in Item
5 of this filing.

FINANCIAL CONDITION

Net cash provided by operating activities was $19.2 million in the first nine months ended of 1997 compared with operating activities using $1.1 million in 1996. The increase in cash flow provided by operating activities was primarily attributable to increased net earnings and higher depreciation and amortization.

Investing activities used cash of $458.8 million primarily due to the acquisition of Michael Page partially offset by the proceeds from the sale of the healthcare business. The Company and Interim UK obtained funds from borrowings under a $675.0 million Credit Facility for the acquisition of Michael Page. The Credit Facility currently consists of a revolving loan facility of $359.2 million and a term loan of $176.8 million. Proceeds from the sale of the healthcare business, net of transaction costs, cash acquired with Michael Page and operating cash flow were used to reduce these borrowings leaving $440.5 million outstanding at September 26, 1997. The Company has $95.5 million available for future borrowings under its revolving credit agreement.

The Company believes that its internally generated funds and lines of credit are sufficient to support operating activities.

OTHER

In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued.
SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effects, if any, that SFAS No. 130 will have on its consolidated financial statements.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and require that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers and supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

                          PART II - OTHER INFORMATION

ITEM 4. - There were no matters submitted to a vote of security holders in the quarter ended September 26, 1997.

ITEM 5. - Other Information.

      The historical financial statements of earnings as filed in this Form 10Q
      Item 1. reflect the operations of the acquisitions in 1997 from their respective dates of acquisitions and include the results of operations of the healthcare business that was sold on September 26, 1997.
      Accordingly, the Combined Pro Forma Condensed Consolidated Statement of Earnings of the Company, reflect the divestiture of its wholly owned subsidiaries, IHI and IHNY (the "Healthcare Business"), and include certain acquisitions consummated in 1997, including Michael Page Group PLC ("Michael Page"), and Aim Executive Holdings, Inc., Interim Accounting Professionals of San Diego, Interim Personnel of Yakima, Inc., Thompson and Thompson, Inc., Centex Personnel Pool, Inc., and Mainstream Access, Inc., Interim Personnel of Hampton Roads, L.C., Employment Connection of Duluth, Inc., Interim Personnel of Columbia, Inc., Interim Personnel of Piedmont, Inc., Interim Personnel of the Upstate, Inc., Interim Personnel of Spartanburg, Inc., Interim Personnel of Wichita, Inc., Interim Personnel of Sebring, Inc.,("Other Acquisitions") and are filed herewith.


                             INTERIM SERVICES INC.
                       PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENTS OF EARNINGS

The following pro forma condensed consolidated statements of earnings of the Company for the nine months ended September 26, 1997 and September 27, 1996 are based on historical financial statements of the Company and have been adjusted to reflect the acquisition of Michael Page and Other Acquisitions, and the sale of the Company's Healthcare Business.

On September 26, 1997, Interim completed the sale of substantially all of its healthcare business. The consummation of the sale of IHNY has been postponed but is reflected in the following pro forma financial information as being sold.

The pro forma condensed consolidated statements of earnings for the periods ended September 26, 1997 and September 27, 1996 give effect to each of these transactions as if such transactions had been completed as of December 28, 1996 and December 30, 1995, respectively.

The pro forma condensed consolidated financial information does not purport to represent the actual financial position or results of operations of the Company had the transactions assumed therein in fact occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. The pro forma condensed consolidated financial information is based on certain assumptions and adjustments described in the notes hereto and should be read in conjunction therewith.


                                                          INTERIM SERVICES INC.
                                            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1997
                                                     ------------------------------------------------------------------
                                                                                         ACQUISITIONS
                                                                      -------------------------------------------------
                                                       HISTORICAL                         OTHER             PRO FORMA
                                                        INTERIM       MICHAEL PAGE a)  ACQUISITIONS a)    ADJUSTMENTS
                                                     ------------     --------------- --------------- -----------------
Revenues                                             $  1,195,388      $  76,253      $  25,200       $  (138) b)
Cost of services                                          802,576         38,213         15,717          (138) b)
                                                      -----------      ---------       --------        -----------
   Gross Profit                                           392,812         38,040          9,483             -
                                                      -----------      ---------       --------        -----------

Selling, general and administrative expenses              276,009         25,073          6,764            536 c)
Licensee commissions                                       32,456              -              -           (536)c)
Amortization of intangibles                                13,247              -              -          3,948 d)
Interest expense                                           16,507           (964)             -         13,455 e)
Gain on sale of healthcare business                        (5,300)              -             -             -
Merger expense                                                  -          5,064              -         (5,064)f)
                                                      -----------      ---------       --------        -----------
                                                          332,919         29,173          6,764         12,339
                                                      -----------      ---------       --------        -----------

 Earnings before taxes                                     59,893          8,867          2,719        (12,339)

Income taxes                                               29,399          4,593              -         (3,473)g)
                                                      -----------      ---------       --------        -----------

 Net earnings                                           $  30,494       $  4,274       $  2,719      $  (8,866)
                                                      -----------      ---------       --------        -----------
                                                      -----------      ---------       --------        -----------
Net earnings per common and common
   equivalant shares                                    $    0.76
                                                      -----------
                                                      -----------
Weighted average shares outstanding                        40,129
                                                      -----------
                                                      -----------


                       SEE NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION.





                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1997
                                                -----------------------------------------------------------
                                                                   PRO FORMA EFFECT
                                                      PRO FORMA      OF HEALTHCARE
                                                AFTER ACQUISITIONS  BUSINESS DIVESTMENT      PRO FORMA
                                                ------------------  -------------------     -------------
Revenues                                             $  1,296,703   $  (189,589) h)          $  1,107,114
Cost of services                                          856,368      (113,050) h)               743,318
                                                ------------------  -------------------     -------------
 Gross Profit                                             440,335       (76,539)                  363,796
                                                ------------------  -------------------     -------------

Selling, general and administrative expenses              308,382       (61,094) h)               247,288
Licensee commissions                                       31,920          (597) h)                31,323
Amortization of intangibles                                17,195        (1,812) h)                15,383
Interest expense                                           28,998        (5,288) i)                23,710
Gain on sale of healthcare business                        (5,300)        5,300  k)                     -
Merger expense                                                  -             -                         -
                                                ------------------  -------------------     -------------
                                                          381,195       (63,491)                  317,704
                                                ------------------  -------------------     -------------

 Earnings before taxes                                     59,140       (13,048)                   46,092

Income taxes                                               30,519        (9,414) j)                21,105
                                                ------------------  -------------------     -------------

 Net earnings                                           $  28,621     $  (3,634)                $  24,987
                                                ------------------  -------------------     -------------
Net earnings per common and common
   equivalant shares                                                                            $    0.62
                                                                                            -------------
Weighted average shares outstanding                                                                40,129
                                                                                            -------------



                                               INTERIM SERVICES INC.
                                   PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1996
                                                       ---------------------------------------------------------------
                                                                                         ACQUISITIONS
                                                                     -------------------------------------------------
                                                        HISTORICAL                      OTHER             PRO FORMA
                                                         INTERIM      MICHAEL PAGE a)  ACQUISITIONS a)  ADJUSTMENTS
                                                       -----------    --------------- --------------- ----------------
Revenues                                               $  840,624     $  160,289      $  37,415          $  (319) b)
Cost of services                                          583,783         78,794         22,515             (319) b)
                                                       -----------    ----------      ---------          -------------
 Gross Profit                                             256,841         81,495         14,900                -
                                                       -----------    ----------      ---------          -------------

Selling, general and administrative expenses              179,514         44,305         12,245            1,478  c)
Licensee commissions                                       29,142              -              -           (1,478) c)
Amortization of intangibles                                 6,572              -              -           10,339  d)
Interest expense                                            5,138         (1,712)             -           29,200  e)
Merger expense                                              8,600              -              -                -  f)
                                                       ----------     ----------      ---------          -------------
                                                          228,966         42,593         12,245           39,539
                                                       -----------    ----------      ---------          -------------

 Earnings before taxes                                     27,875         38,902          2,655          (39,539)

Income taxes                                               14,905         13,795              -           (9,953) g)
                                                       -----------    ----------      ---------          -------------

 Net earnings                                           $  12,970      $  25,107       $  2,655        $ (29,586)
                                                       ===========     =========      =========        ===============
Net earnings per common and common
   equivalant shares                                    $    0.41
                                                        ----------
Weighted average shares outstanding                        31,860
                                                        ==========

                    SEE NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION.




                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1996
                                                -------------------------------------------------------
                                                                     PRO FORMA EFFECT
                                                     PRO FORMA        OF HEALTHCARE
                                               AFTER ACQUISITIONS   BUSINESS DIVESTMENT      PRO FORMA
                                               ------------------   -------------------  --------------
Revenues                                             $  1,038,009   $  (172,327) h)      $  865,682
Cost of services                                          684,773      (101,802) h)         582,971
                                               ------------------   -------------------  --------------
 Gross Profit                                             353,236       (70,525)            282,711
                                               ------------------   -------------------  --------------

Selling, general and administrative expenses              237,542       (53,007) h)         184,535
Licensee commissions                                       27,664          (641) h)          27,023
Amortization of intangibles                                16,911        (1,665) h)          15,246
Interest expense                                           32,626        (5,916) i)          26,710
Merger expense                                              8,600              -              8,600
                                               ------------------   -------------------  --------------
                                                          323,343       (61,229)            262,114
                                               ------------------   -------------------  --------------

 Earnings before taxes                                     29,893        (9,296)             20,597

Income taxes                                               18,747        (4,836) j)          13,911
                                               ------------------   -------------------  --------------

 Net earnings                                           $  11,146     $  (4,460)           $  6,686
                                               ==================   ===================  ==============
Net earnings per common and common
   equivalant shares                                                                       $   0.21
                                                                                          -------------
Weighted average shares outstanding                                                          31,860
                                                                                          =============

         See notes to pro forma condensed consolidated financial information

                                        12

                             INTERIM SERVICES INC.
                   NOTES TO PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENTS OF EARNINGS

a) Reflects the historical financial statements of the acquired companies. Michael Page's financial statements have been adjusted for differences between U.S. and U.K. Generally Accepted Accounting Principles. Michael Page's statement of income has been translated into U.S. dollars using average exchange rates for the period.

b) To eliminate royalties as a result of the repurchase of Interim franchises.

c) To eliminate licensee commissions as a result of the repurchase of several Interim license operations.

d) To reflect amortization of goodwill and other intangibles generated by the acquisitions on a straight-line basis over a weighted average life of 40 years.

e) To reflect the pro forma effect of interest on the additional borrowings used to fund the acquisitions. Interest on the credit facilities is computed at LIBOR plus 85 basis points.

f) To eliminate one-time costs incurred by Michael Page related to it being acquired by the Company.

g) To reflect the aggregate tax benefit associated with the pro forma adjustments to the statement of earnings.

h) To eliminate the results of operations of the healthcare business. A portion of the eliminated selling, general and administrative costs reflect corporate expenses that have been transferred to the healthcare business or that will be eliminated. These corporate expenses reflect management's best estimate of the costs no longer expected to be incurred by Interim subsequent to the disposition of the healthcare business.

i) To reduce interest expense due to the reduction of debt from cash flows generated from the sale of the healthcare business.

j) To reflect the aggregate tax benefit of eliminating the healthcare business, taxes on the gain, and reducing borrowings.

k) To eliminate gain on the sale of the healthcare business.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER                            EXHIBIT NAME
----------   ---------------------------------------------------------------
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

  4.2 Rights Agreement dated as of March 17, 1994 between the registrant and Boatmen's Trust Company, filed as Exhibit 1.1 to the registrant's Form 8-A filed April 11, 1994, is incorporated herein by reference

  4.3 Certificate of Designation, Preferences and Rights filed with the Secretary of State of the State of Delaware, filed as
             Exhibit 2.1 to the registrant's Form 8-A filed April 11, 1994, is incorporated herein by reference.

  4.4 Amendment No. 1 to Rights Agreement dated June 26, 1996 between the registrant, Boatmen's Trust Company and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(A) to the registrant's Form 10-Q for the quarter ended September 27, 1996, is incorporated herein by reference.

  4.5 Amendment No. 2 to Rights Agreement dated February 25, 1997 between the registrant and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(B) to the registrant's Form 10-Q for the quarter ended March 28, 1997, is incorporated herein by reference

  4.6 Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of the registrant, as amended September 12, 1996, filed as part of Exhibit 4.4 to the registrant's Form 10-K for the fiscal year ended December 27, 1996, are incorporated herein by reference.

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

EXHIBIT
NUMBER                            EXHIBIT NAME
----------   ---------------------------------------------------------------
 10.3        1994 Stock Option Plan for Franchisees, Licensees and Agents, as
             amended, filed as Exhibit 10.4A to the registrant's Form S-3, filed on July 12, 1995, is incorporated herein by reference.

 10.4 Tax Sharing Agreement dated October 1993, by and between H&R Block, Inc. and Interim Services Inc. filed as Exhibit 10.5 to the registrant's Form S-1 dated November 5, 1993, is incorporated herein by reference.

 10.5 Indemnification Agreement dated January 1, 1994, by and between Interim Services Inc. and H&R Block, Inc., filed as Exhibit 10.8 to the registrant's Form S-1 dated November 5, 1993, is incorporated herein by reference.

 10.6 Employment Agreement dated as of May 1, 1994, by and between Interim Services Inc. and Raymond Marcy, filed as Exhibit 10(L) to the registrant's Form 10-K for the fiscal year ended December 30, 1994, is incorporated herein by reference.

 10.7 Amendment No. 2 dated November 28, 1995 to Amended and Restated Revolving Credit Agreement of Interim Services Inc. dated as of June 2, 1995, filed as Exhibit 10.2 to the registrant's Form 8-K dated December 15, 1995, is incorporated herein by reference.

 10.8 Second Amended and Restated Credit Agreement of Interim Services dated as of January 15, 1997, filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarter ending March 28, 1997, is incorporated herein by reference.

EXHIBIT
NUMBER                            EXHIBIT NAME
----------   ---------------------------------------------------------------
 10.9        Credit Agreement between Interim Services Inc. and NationsBank dated as of May 1, 1997, filed as Exhibit 10.11 to the registrant's Form 10-Q for the quarter ending March 28, 1997, is incorporated herein by reference.

 10.10 Recommended Cash Offer dated March 14, 1997, by J.P. Morgan on behalf of Interim Services (UK) PLC, a wholly-owned subsidiary of Interim Services Inc., for Michael Page Group PLC filed as
             Exhibit 10.12 to the registrant's Form 10-Q for the quarter ending June 27, 1997, is incorporated herein by reference.

 10.11 Interim Services Inc. 1997 Long Term Executive Compensation and Outside Directors Stock Option Plan, filed as Exhibit I to the registrant's Proxy Statement dated April 10, 1997, is incorporated herein by reference.

 10.12 Interim Services Inc. Incentive Plan for 162(m) Executives, filed as Exhibit III to the registrant's Proxy Statement dated April 10, 1997, is incorporated herein by reference.

 10.13 Restated Stock Purchase Agreement, dated September 26, 1997 among Interim Services Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P., filed as Exhibit 2.1 to the registrant's Form 8-K dated September 26, 1997 and filed October 13, 1997, is incorporated herein by reference.

 10.14 The Deferred Compensation Plan of Interim Services Inc., filed as Exhibit 4.1 to the registrant's Form S-8 filed on July 23, 1997, is incorporated herein by reference.

*10.15 The Interim Services Inc. Outside Directors Compensation Plan is filed herewith as Exhibit 10.15.

*11. Statement re: Computation of Per Share Earnings is filed herewith as Exhibit 11.

*27.         Financial Data Schedule is filed herewith as Exhibit 27.

---------------------
*Filed as an Exhibit to this Form


(b)  Reports on Form 8-K

     Report on Form 8-K dated June 29, 1997 was received by the SEC on July 11, 1997. The Report was filed under Item 5 of Form 8-K.

     During the period covered by this report, the registrant filed a Report on Form 8-K dated August 7, 1997 and received by the SEC on August 12, 1997. The Report was filed under Item 5 of Form 8-K

     During the period covered by this report, the Company filed a Report on Form 8-K dated September 26, 1997 and received by the SEC on October 13, 1997. The Report was filed under Item 2 of Form 8-K.

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




                                         INTERIM SERVICES INC.
                                         -------------------------
                                         (Registrant)




DATE - November 10, 1997              BY /s/ Roy G. Krause
                                         ----------------------------
                                         Roy G. Krause
                                         Executive Vice President
                                         and Chief Financial Officer




DATE - November 10, 1997
                                      BY /s/ Mark W. Smith
                                         ------------------------------
                                         Mark W. Smith
                                         Vice President, Finance