Form 10-K
period 1997-12-26
INTERIM SERVICES INC
filed 1998-03-10
CIK 914536

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

                 For the twelve months ended December 26, 1997

                        Commission file number: 0-23198

                             INTERIM SERVICES INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       36-3536544
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                      Identification Number)

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

                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold January 23, 1998, was $1,008,395,521.

    Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on January 23, 1998 was 39,852,968.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after December 26, 1997, are incorporated herein by reference in response to Part III, Items 11 through 13, inclusive.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    GENERAL DEVELOPMENT OF BUSINESS

    Interim Services Inc. ("Interim" or, the "Company") has evolved significantly since its founding in 1946. Originally, the Company was formed to provide temporary industrial and light industrial services and has since expanded to provide a wide range of staffing and human resource solutions. In 1997 the Company changed significantly by divesting its HealthCare staffing business, entering the outplacement market through the acquisition of AimExecutive Holdings, Inc. ("AIM") and expanding internationally through the acquisition of Michael Page Group PLC ("Michael Page"). The Company currently provides skills through two groups: Professional Services and Commercial Staffing.

    The Company was previously owned by H&R Block, Inc. ("Block") under the name of Personnel Pool of America, Inc. On June 15, 1992, the Company changed its name to Interim Services Inc. On January 27, 1994, the Company completed an initial offering of its Common Stock to the public at $10 per share ("IPO"). On August 7, 1996 Interim Common Stock began trading on the New York Stock Exchange. On October 17, 1996 the Company completed a public offering of 8,500,000 shares of its $0.01 par value Common Stock (600,000 shares were sold by certain selling shareholders and 7,900,000 shares were sold by the Company) at $21.63 per share.

    Since its IPO, excluding HealthCare, the Company has nearly doubled its network of offices from 373 to 706 in 12 countries as of December 26, 1997. Revenues, excluding the HealthCare business were $537.3 million in the year ended December 30, 1994 and were $1,418.7 million in the year ended December 26, 1997. This growth has been accomplished by making strategic acquisitions, recognizing synergies and cross-selling opportunities from these acquisitions, and continued organic growth. During this timeframe, the Company has acquired thirteen companies providing staffing, consulting and employment services in various areas including one company acquired in 1994, five companies acquired in 1995, three companies in 1996 and four companies in 1997. In 1997, the Company completed two significant acquisitions, Michael Page and AIM. Michael Page is a premier international recruiting and staffing company which specializes primarily in accounting, banking and finance. Michael Page's 51 offices are located in the United Kingdom, France, The Netherlands, Italy, Germany, Australia, Hong Kong, Singapore, Spain, New Zealand and the United States. The AIM acquisition broadened the Company's service offerings to include outplacement and career consulting services.

    DESCRIPTION OF BUSINESS

    Interim is a world leader in staffing, consulting and career management services, including flexible staffing, full-time placement, executive search, human resource consulting, workforce management and outplacement. The Company offers a wide range of skills available in industries including information technology ("IT"), legal, accounting and finance, human resources ("HR"), technical, clerical, administrative and light industrial.

    As of December 26, 1997, the Company operated through a network of 706 offices throughout North America, Europe, Asia and Australia. Management believes that, based on revenues without the HealthCare business, the Company is a top ten provider of staffing services and a top five provider of professional level staffing services in the world.

    Professional Services and Commercial Staffing represented approximately 42% and 46% of total Company revenues for the year ended December 26, 1997, respectively. The Professional Services Group offers consulting, staffing, outplacement and placement services and provides skills in the areas of IT, legal, accounting, banking and finance and human resources. The Commercial Staffing Group fulfills client requirements for temporary clerical administrative and light industrial skills, in addition to temporary and permanent workforce management.

    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company operates within one industry segment, providing staffing and human resource solutions services in 12 countries around the world. Interim operates in the United States, Australia, Canada, France, Germany, Hong Kong, Italy, New Zealand, Spain, Singapore, The Netherlands and the United Kingdom. Accordingly, the Company is subject to risk of changes in rates of foreign currency. Revenues, operating profits and identifiable assets by geographic region appear in the notes to the audited financial statements included herein.

GROWTH STRATEGY

    The Company's goal is to drive revenue and earnings growth by providing integrated human resource solutions worldwide that help clients operate more efficiently and productively. The Company's strategy emphasizes broad geographic coverage, a comprehensive range of services and customized client solutions. Management believes that the Company's proven earnings performance, brand identity, aggressive growth strategy and entrepreneurial operating environment are key competitive advantages. The following details the major elements of the Company's strategy.

    AGGRESSIVE NETWORK EXPANSION

    The Company maintains an aggressive growth strategy, which includes establishing Company-owned branches, adding licensed offices and making strategic acquisitions. Growth through acquisition is generally preferred when building experience in a particular professional service area or when an acquisition in traditional commercial staffing will enable Interim to fill-in or expand into an important geographic market. The Company's successful diversified growth strategy provides it with significant flexibility in evaluating alternative methods for expansion.

    Since the IPO and excluding the divested HealthCare division, the Company has increased its office base by 89% from 373 to 706 offices. More than half of this increase is due to organic growth, primarily from openings of Interim On-Premise locations. Acquisitions added approximately 146 offices along with approximately $487.0 million in revenues. The following table provides detail of the Company's acquisitions since the IPO.

                                                   NUMBER      REVENUES
                                                     OF           IN
                                   ACQUISITION     OFFICES     MILLIONS
ACQUIRED COMPANY                      DATE           (1)          (2)                     PRIMARY SERVICES
--------------------------------  -------------  -----------  -----------  ----------------------------------------------
PROFESSIONAL SERVICES
Feldt Personnel Consultants.....        10/97             1    $     0.5   Accounting Staffing & Placement
Mainstream Access...............         4/97            16          5.7   Outplacement
Michael Page Group..............         4/97            40        220.0   Accounting & Finance Staffing & Placement
AimExecutive....................         3/97            17         35.2   Outplacement, Staffing, & Placement
Brandon Systems Corporation.....         5/96            32         89.0   IT Staffing
Of-Counsel......................         5/96             1          1.0   Attorney, Paralegal & Legal Secretary Staffing
Computer Power Group............        12/95            17         81.0   IT Consulting and Staffing
Hernand & Partners..............        11/95             3          2.7   Attorney Staffing
Juntunen........................        10/95             2         13.6   IT Staffing, HR Consulting and Placement
OCS Services Group..............         6/95             5         16.1   IT Consulting and Staffing
Career Associates/Career
  Temps.........................         6/95             5          5.6   Accounting Staffing and Placement

COMMERCIAL STAFFING
Allround/Interplan (The
  Netherlands)..................        11/96             6         15.0   Traditional Staffing
ICS Temporary Services..........        12/94             1          1.6   Traditional Staffing
                                                        ---   -----------
    Total.......................                        146    $   487.0
                                                        ---   -----------
                                                        ---   -----------

------------------------
(1) Office count at the time of acquisition.

(2) Revenues shown for 1995 and 1994 acquisitions reflect annualized results for the year. 1997 and 1996 acquisitions reflect revenues for the year ended prior to acquisition.

    In addition to external acquisitions, Interim usually purchases franchise and license operations which are for sale. The Company is generally the purchaser of choice when an Interim franchisee or licensee decides to sell its business. The Company has a first right of refusal on any franchise sale at the same terms and conditions as may be agreed with another purchaser and has a standard purchase option on licenses. Overall, Company-owned branches yield higher profits than franchised or licensed offices and therefore the purchase of these offices is accretive to overall earnings.

    AGGRESSIVELY GROW PROFESSIONAL SERVICES

    As part of its acquisition focus, Interim plans to continue to target aggressive growth in its Professional Services businesses. Demand continues to expand for professional staffing services, reflecting changing attitudes toward workforce management and the proliferation of technical skills required in an office environment. The Company believes that such services provide higher margins, are less cyclical than traditional flexible staffing and provide attractive opportunities to cross-sell other Interim services. Once acquired, the Company is able to successfully integrate and grow acquisitions organically. Since the IPO, Professional Services revenues have grown from $79.7 million to over $675 million in 1997, a compound annual growth rate of 70.6%. In addition, approximately $470 million of the $487 million in acquired revenues have been in Professional Services.

    REPLICATE DOMESTIC SUCCESS GLOBALLY

    Expanding internationally enables the Company to provide human resource solutions to clients anywhere around the world as more and more customers are asking for one-stop shopping on a global basis. Europe, for example, purchases as much in staffing services as the U.S. and has had a strong staffing industry for years. Yet a unique opportunity exists in the fact that certain value-added services, such as Interim On-Premise, the concept of dedicated, on-site workforce management, which is now maturing in North America is just emerging in Europe. Interim has the opportunity to leverage the Michael Page infrastructure and pioneer the On-Premise concept abroad. A significant global presence further strengthens the Company's strategy of consistent growth as soft economic trends in certain countries may be offset by strong growth in others.

    LEVERAGE COMMON BRAND STRATEGY

    Interim is one of a small number of domestic staffing companies which provides commercial and professional services under the same brand name for service lines that benefit from household brand recognition, thereby maximizing cross-selling opportunities (e.g., Interim Technology, Interim Accounting Professionals, Interim Legal Services, Interim Attorneys, Interim Personnel, etc.). Through its common brand identity, the Company, its franchisees and licensees are better able to benefit from national media advertising. The Company's international subsidiary, Michael Page, is a premiere recruitment organization focusing on the placement of finance professionals abroad and has established strong equity within its selling niche--the world's largest financial markets. Furthermore, The StratfordGroup, the Company's executive search business specializing in the recruitment of high-level executives relies on name recognition among CEOs. Michael Page and The StratfordGroup benefit from a brand identity established among contacts at the executive level, rather than household brand identity.

    DELIVER SERVICES THROUGH SPECIALIZED OFFICES

    Each of the Company's offices is focused on providing staff with a particular skill set to meet customer needs. The managers and sales people in these offices have training and experience in the relevant field and are able to establish relationships with those individuals making the buying decisions for that service at a client organization. This is a key factor in being able to take a leadership position in specialty markets. For example, the IT offices often market their services directly to the information resources department leader and the accounting offices market to the controller. It has been the Company's experience that clients prefer dealing with an office that "speaks their language" and understands their staffing requirements.

    SUPPORT ENTREPRENEURIAL ENVIRONMENT

    The Company seeks highly talented managers who are capable of operating independently and who will succeed within the Company's decentralized structure. All Interim managers are compensated based on profits generated within their scope of responsibility. Branch, area and regional managers are responsible for their own hiring, pricing, business mix and local promotion. The Company's use of franchising and licensing contributes to this entrepreneurial environment. Management believes the Company's decentralized approach provides strong incentives to manage expenses and increase profits at each office and results in a creative and committed management team. The Company also encourages employee ownership of Interim stock through stock option awards, a stock purchase plan and stock ownership guidelines for management adopted in 1997.

    PROVIDE TOTAL HUMAN RESOURCE SOLUTIONS

    Interim is committed to bringing together a wide range of solutions to form a seamless one-stop-shop solution for clients anywhere in the world. This is consistent with the Company's primary goal of helping clients to access and deploy talent more efficiently and productively. In 1992 Interim pioneered the concept of a dedicated, on-site workforce management with Interim On-Premise. Interim has added numerous professional level staffing services including executive search, placement, human resource consulting services and outplacement services in response to client needs.

INDUSTRY OVERVIEW

    THE STAFFING INDUSTRY

    Demand for staffing services has grown significantly as businesses continue to increase reliance on third party providers to manage staffing requirements. These requirements include clerical and light industrial temporary help, professional level (i.e., accountants, attorneys, technology specialists) temporary help, recruiting and search and outplacement, among others. The staffing industry provides a continuum of services, from help in recruiting or outplacement of full-time permanent staff where the client is the sole employer to short-term flexible staffing through long-term outsourced business services where the staffing provider is the sole employer managing large numbers of on-site resources or entire outsourced functions. The staffing industry around the world is highly fragmented and is currently experiencing a trend toward consolidation. This consolidation is being driven by client demands for one-stop shopping from staffing providers, the need for sophisticated management information systems, the growth of national or global relationships and the expansion of professional level specialties. Smaller staffing companies or those that do not provide a full spectrum of staffing services are finding it increasingly difficult to compete.

    According to the Staffing Industry Report, the staffing industry in the U.S. was expected to grow 16% in 1997 to $87 billion. The estimates show that the staffing industry has grown in the U.S. at a compound annual growth rate of 20% since 1992. Management believes that the staffing industry outside the U.S. is at least as big as the U.S. market and also growing rapidly. Outside the U.S., staffing companies have historically filled clerical and light industrial positions and are just beginning to provide higher level professional skills.

    PROFESSIONAL STAFFING MARKET

    Almost all categories of professional staffing services are experiencing considerable growth, in excess of the industry as a whole, as companies realize they can enjoy the same type of flexibility for personnel such as computer programmers, accountants, paralegals and attorneys as they do with traditional, lower level flexible staff. Furthermore, the accelerating change within technology has led to a dramatic rise in demand for technical project support, software development and other technology related services. Companies are outsourcing many of these activities and utilizing flexible staffing to attempt to keep pace with rapidly changing technology and increasing demand for these types of technical skills. Additionally, an extreme shortage of technology skills worldwide has also accelerated the demand for temporary skills in this area. A recent survey by the IT Association of America indicates that there are more than 190,000 open technology positions in the U.S. alone. The markets for professional staffing are expanding, as the use of temporary professionals has become a strategic part of many companies' staffing and operating philosophies.

    In the U.S., industry revenues from technical/computer staffing were estimated to have grown from $5.1 billion in 1992 to $14.9 billion in 1997, a compound annual growth rate of 24%. In addition, revenues from other professional level staffing, including accounting, finance and legal, were estimated to have grown from $1.8 billion in 1992 to $6.1 billion in 1997, a compound annual growth rate of 28%. Management believes that the demand for these type of services outside the U.S. are growing at similar rates, depending on the market.

    TRADITIONAL FLEXIBLE STAFFING MARKET

    In 1997 the Staffing Industry Report estimated that industry wide revenues in the U.S. from the traditional portion of the staffing industry, clerical and light industrial, would approximate $28.5 billion. From 1992 to 1997 the estimated compound annual growth rate was estimated to be 14%. The U.S. Bureau of Labor Statistics reported that the flexible staffing industry was the fastest growing employment category in 1996 and projects that flexible staffing will be the sixth fastest growing industry from 1996 through 2006, increasing almost four times faster than the general workforce.

    OTHER MARKET SECTORS

    The staffing industry also includes recruiting, search and outplacement. The recruiting and search segment of the U.S. market was estimated to approximate $10 billion of revenue in 1997 and has grown at an estimated compound annual growth rate of 21% since 1992. The outplacement segment of the U.S. market was estimated to approximate $1 billion of revenue in 1997.

OPERATIONS OVERVIEW

    The Company provides skills in two primary groups: Professional Services and Commercial Staffing. Each offer a comprehensive range of skills to fulfill client requirements and are described below:

    THE PROFESSIONAL SERVICES GROUP

    Professional Services offers a comprehensive range of consulting, staffing, outplacement and placement services in the areas of IT, legal, accounting, banking and finance and human resources. Approximately 50% of the Company's total revenues are currently derived from Professional Services which is up from 14% in 1994.

    ACCOUNTING AND FINANCE. Through the acquisition of Michael Page and the organic growth of Interim Accounting Professionals, the Company provides accounting, banking and finance staffing and placement services worldwide. Michael Page specializes in recruiting and staffing in areas such as mergers and acquisitions, corporate finance and funds management. Michael Page operates in major financial centers across the globe, including London, Paris, Frankfurt, Amsterdam, Hong Kong, Singapore and Sydney and in 1997, opened its first office in New York. The Michael Page acquisition made Interim the second largest provider of accounting, banking and financial skills worldwide. In addition, Michael Page provides Interim with a global presence to grow its On-Premise and traditional staffing businesses. Interim Accounting Professionals provides accounting and finance personnel at all levels including bookkeepers, degreed accountants, certified public accountants, auditors and controllers. Clients include corporate accounting departments, small businesses and accounting firms of every size. Interim Accounting Professionals offers temporary and project staffing, temp-to-hire and full-time placement capabilities.

    INFORMATION TECHNOLOGY. Interim has built a leading information technology consulting and staffing services group operating through more than 50 offices in the United States, United Kingdom and Asia. This business provides a comprehensive scope of IT services including management consulting, staffing and outsourcing services. Interim Technology services can be subdivided into two specialty offerings, Technology Consulting and Technology Staffing.

    Technology Consulting specializes in the areas of software design, maintenance, development, quality assurance, implementation and strategic IT consulting. The group has separate practices to supply unique expertise in the areas of client/server development, legacy systems support, network integration, software quality management, systems engineering and technical communications, and is one of the leading IT service providers to Fortune 100 companies. In addition, Technology Consulting provides management, staffing, and testing of Year 2000 projects. Engagements are generally longer term and are provided by highly trained full-time employees.

    Technology Staffing provides operations-based staffing and support for IT operations including help desk and data center operations, operations analysis, communications, operations and PC support. This group also offers a unique outsourcing service whereby its clients maintain complete strategic control of their IT functions but are relieved of technology staffing and performance issues. This type of outsourcing service is typically provided to clients under a contractual arrangement. Management believes that this service engenders a partnering relationship by providing the traditional savings of outsourcing while enabling clients to preserve strategic control over their information systems and data. Technology Staffing generally provides large numbers of personnel for shorter assignments.

    LEGAL SERVICES. The Company's legal staffing offices provide attorneys, paralegals, court reporters, litigation support and legal transcription services predominantly to law firms and corporations. In addition, the Company operates a "Depolab" at its corporate headquarters providing summarization, proofing, editing and transcription services utilizing proprietary software that permits law firms to have depositions summarized into 13 different formats. The centralized Depolab concept enhances supervision, confidentiality and quality control while making better use of human resources which would otherwise be located in various local offices.

    In 1997 the Company introduced the Juris Partners product offering designed to be similar to Interim On-Premise. Juris Partners is a comprehensive management program designed to increase the effectiveness and cost-efficiency of a company's legal support. Through Juris Partners, an on-site Interim manager evaluates and manages a company's entire legal support function, supplying the necessary staff and services including project staffing, litigation support, document management and court reporting.

    HUMAN RESOURCE SOLUTIONS. Interim HR Solutions offices provide skilled professionals such as contract recruiters and human resource professionals for project assignments and human resource consulting and project management at client locations or on an outsourced basis. In addition, this group's expertise ranges from organizational development and training to compensation, plan design and benefits analysis.

    PLACEMENT. Interim provides nationwide searches for all levels of employees, up to president and CEO. Retained searches are conducted for executives and high-level managers, and contingency recruitment is available for management and professional positions. Businesses rely on Interim to recruit industry experts who will provide strategic direction and top management skills. The search group has developed a blue chip client list, and has particular expertise in the technology industry, working with virtually all leading technology companies in the nation. Relationships are established with companies at the highest levels when recruiting for executives and management. These relationships serve as an excellent point of entry for a whole host of additional Interim services including information technology, legal, accounting, HR, clerical and light industrial.

    CAREER CONSULTING. Interim provides career management and outplacement services to help companies and their employees address career transition and termination issues. Career Consulting services provide career assessment and management, executive coaching, leadership development and team alignment. With nationwide capabilities, Interim manages projects ranging from large-scale restructurings nationally to individual cases and is ranked among the top five outplacement firms in the U.S.

    THE COMMERCIAL STAFFING GROUP

    The Commercial Staffing business line offers services ranging from workforce management to clerical, administrative and light industrial staffing. Approximately 50% of the Company's total revenues are currently derived from Commercial Staffing.

    INTERIM PERSONNEL. The traditional flexible staffing business entails providing a wide variety of clerical, administrative, assembly and light industrial skills. In addition to supplying personnel to perform general office tasks such as reception, copying and filing, the Company provides personnel who are proficient in word processing, graphics, spreadsheets or database management. In the light industrial area, Interim supplies personnel to perform light industrial tasks such as electronic and precision assembly, PC board assembly, packaging, shipping and receiving, warehousing, landscaping, construction and equipment operation. The Company also offers full-time placement of these skills.

    INTERIM ON-PREMISE. In 1992, the Company introduced a new staffing concept, Interim On-Premise, whereby a client delegates management of its staffing needs to the Company, allowing the client to focus on its core business activities. On-Premise has evolved to include managing a client's entire workforce, a significant portion of which may be permanent staff. To better serve its On-Premise clients, the Company has developed proprietary software that is designed to facilitate managing the productivity of personnel at the client's work site. On-Premise offices are predominantly customer-owned. Since the concept was introduced, revenues from On-Premise clients have grown to 30% of the Commercial Staffing Group's revenue for the fiscal year ended December 26, 1997.

    The Company has found that Interim On-Premise clients, who currently tend to utilize Commercial Staffing services, are very receptive to other Interim services, particularly in the Professional Services area. On-Premise managers are well positioned to build on established relationships with key people at client organizations to introduce Professional Services. Conversely, Professional Services' employees often can identify instances where clients need additional staffing services and introduce Interim On-Premise. These clients have also sought to expand the Interim On-Premise service into their international operations. Management believes the Company's geographic and service breadth provide a strong competitive advantage in securing such broad-reaching assignments.

    HEALTHCARE DIVISION (SOLD IN 1997)

    On September 26, 1997, the Company completed the sale of its HealthCare division. HealthCare division revenue represented 12% of total revenues for the year ended December 26, 1997. See the notes to the Consolidated Financial Statements contained herein for discussion of this transaction.

OFFICE STRUCTURE

    Interim offices are Company-owned, franchised and licensed. Most offices serve multiple clients in their respective geographic area, with the exception of Interim On-Premise sites which are established at the client's location to serve only that client. The following table details the number of offices, which are Company-owned, franchised and licensed as of the end of the periods listed.

                                     FISCAL YEAR ENDED
                                          DECEMBER
                                     ------------------
NUMBER OF OFFICES                    1997   1996   1995
-----------------------------------  ----   ----   ----
BRANCH OFFICES
Commercial Staffing................  218    191    159
Professional Services..............  181     92     79
HealthCare Services................   --    113    104
                                     ----   ----   ----
    Total Branch Offices...........  399    396    342
                                     ----   ----   ----

FRANCHISED OFFICES
Commercial Staffing................  136    131    123
Professional Services..............    3      3      2
HealthCare Services................   --    285    289
                                     ----   ----   ----
    Total Franchised Offices.......  139    419    414
                                     ----   ----   ----

LICENSED OFFICES
Commercial Staffing................  150    160    163
Professional Services..............   18     16     11
HealthCare Services................   --      7     10
                                     ----   ----   ----
    Total Licensed Offices.........  168    183    184
                                     ----   ----   ----

TOTAL OFFICES
Commercial Staffing................  504    482    445
Professional Services..............  202    111     92
                                     ----   ----   ----
Subtotal...........................  706    593    537
                                     ----   ----   ----

HealthCare Services................   --    405    403
                                     ----   ----   ----
    TOTAL OFFICES..................  706    998    940
                                     ----   ----   ----
                                     ----   ----   ----

    OWNED OFFICES

    As of December 26, 1997, the Company operated 399 branch offices. Branch office expansion is generally pursued in markets where Interim has an established presence and is used to increase market penetration. Additional expansion is achieved by establishing On-Premise operations at client sites. The Company intends to continue to expand Company-owned branches in those locations where it can "cluster" multiple offices in close geographic proximity to utilize centralized regional and area management and other administrative functions which leverages growth and increases profitability.

    FRANCHISED OFFICES

    The Company has been granting franchises for approximately 40 years. The average tenure of commercial franchise ownership exceeds 17 years, and a number of franchisees are second generation owners. Most franchisees operate more than one franchise. As of December 26, 1997, the Company's 19 franchisees operated 139 offices.

    The Company grants franchisees the right to market and furnish commercial staffing services, or a particular specialty or niche service within a designated geographic area using the Company's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. The Company provides franchises with its national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of the Company's policies and standards and recruit, employ and pay their own full-time and flexible staff. The Company receives royalty fees from each franchise based upon its sales, and in return supplies a variety of support and marketing services including loans to facilitate franchise office expansion.

    LICENSED OFFICES

    The Company also grants licenses, which give the licensee the right to establish a business utilizing the Company's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. As of December 26, 1997, the Company operated 168 licensed offices.

    Licensees are required to observe the Company's operating procedures and standards and act as a representative of the Company in recruiting, screening, classifying, employing and placing flexible staff in response to client orders. The licensee is responsible for establishing the office and paying related administrative and operating expenses, such as rent, utilities and salaries of full-time employees. The Company is responsible for paying the wages of the flexible staff and all related payroll taxes and insurance. As a result, the Company provides a substantial portion of the working capital needed for the licensed businesses. The Company has made a loan program available to licensees similar to that available to franchisees.

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

SEASONALITY AND CYCLICALITY OF BUSINESS

    The Company's businesses are not seasonal in nature, however, the staffing business has historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. As a result of general shifting of employment patterns and the growth in Interim On-Premise, the Company believes it is becoming less cyclical. Furthermore, the balance between Professional Services and Commercial Staffing should help mitigate the impact of cyclicality. The acquisition and growth of AIM in 1997 which specializes in outplacement should also mitigate the impact of cyclicality as outplacement growth rates amplify during a slower economy, offsetting other services which may be fairly sensitive to economic declines. Finally, the Company's presence in 12 countries should reduce cyclicality based on management's belief that the economies of every country will not suffer economic downturns simultaneously. No single customer accounts for more than 2% of the Company's sales.

COMPETITION

    The commercial and professional services staffing markets throughout the world are highly competitive and highly fragmented with thousands of firms competing in these segments. Additionally, there are relatively limited barriers to entry when competing strictly on a local level. Barriers to entry become more significant when competing for national or global accounts and when customers require their staffing partner to provide both clerical, light industrial and professional skills. Within the commercial staffing market segment the largest competitors are Manpower, Inc., Adecco S.A. (Switzerland), Kelly Services, Inc., The Olsten Corporation, Vedior (The Netherlands), Randstad Holding N.V. (The Netherlands) and Norrell Corporation. Within the professional services market segment the largest competitors include these commercial staffing companies as well as more specialized companies such as CDI Corporation, Robert Half International, AccuStaff, Inc., Keane Inc., Romac International and COREStaff Inc. No single competitor has more than a 5% market share in North America. Management believes that, based on revenues without the HealthCare business, the Company is a top ten provider of staffing services and a top five provider of professional level staffing services in the world.

    The Company believes that the primary competitive factors in obtaining and retaining clients are the breadth of services provided as clients seek out providers that can service all of their staffing needs. Additionally, other critical competitive factors include the number and location of offices, an understanding of clients' specific job requirements, the ability to provide personnel in a timely manner and the ability to monitor the quality of job performance. The primary competitive factors in obtaining qualified candidates for employment assignments are quality of available opportunities, wages, responsiveness to work schedules and number of hours of work available. The Company believes it has a unique competitive advantage over all of its competitors because it offers a wide range of services and broad availability of skills to its customers world wide.

TRADEMARKS

    In 1992, the Company changed its name and primary identifying trademark from "PERSONNEL POOL" to "INTERIM" and related "INTERIM" marks. A few locations continue to operate under the "PERSONNEL POOL" mark (or related marks used by such locations prior to acquisition by the Company). With the exception of Michael Page, the names and trademarks of businesses acquired by the Company have been transitioned to an appropriate "INTERIM" name, typically within a period of several months following the date of acquisition. The Company has undertaken extensive national and local advertising and marketing efforts to increase its name recognition in the marketplace.

    The Company uses and has registered with the United States Patent and Trademark Office the trademarks: INTERIM, INTERIM ACCOUNTING, INTERIM COURT REPORTING, INTERIM LEGAL, INTERIM ON-PREMISE, INTERIM PERSONNEL SERVICES, DEPOLAB, SKILL ANALYZER, STRATFORD GROUP, TEMPLINK, TEMPORARY HEROES, TEST CYCLE, VALI/TEST PRO and PERSONNEL POOL; it uses and has applications for registration pending on the trademarks: INTERIM ATTORNEYS and INTERIM TECHNOLOGY; and it uses and claims ownership of the unregistered trademarks: HOW THE WORLD IS WORKING, INTERIM CAREER SERVICES, INTERIM PERSONNEL, INTERIM FACILITIES MANAGEMENT, INTERIM FINANCIAL PERSONNEL, INTERIM MANAGED SERVICES, INTERIM OFFICE TECHNOLOGY, INTERIM STAFFING, VICTOR PERSONNEL and 1-800-A-CAREER. INTERIM is a registered trademark of the Company in Canada. The Company's U.S. trademark registration for INTERIM expires April 6, 2003, but is renewable indefinitely for successive ten-year terms. The Company has licensed use of its INTERIM HEALTHCARE mark to the newly independent Interim HealthCare, Inc. for an initial period of five years and renewable every two years thereafter.

GOVERNMENTAL REGULATION

    Flexible staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements and (iii) substantive limitations on its operations. Flexible staffing firms are the legal employers of their temporary workers, therefore, the firm is governed by laws regulating the employer/employee relationship such as tax withholding or reporting, social security or retirement, anti-discrimination and worker's compensation.

    The Company has significant operations in a number of foreign countries. In some of these countries, particularly in Europe, there is significant national and local regulation of flexible staffing services. These laws generally require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions and severance pay. In some cases hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. Industry-wide union membership is also a requirement in some countries. The Company does not anticipate that these legal structures and requirements will have a material effect on its growth or prospects.

    The Company's sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 17 states and one Canadian province. The Company must deliver a franchise offering circular (similar to a prospectus) to prospective franchisees or licensees. The Company has filed either the appropriate registration or obtained an exemption from registration in states, which require franchisers to register in order to sell franchises. The Company does not anticipate that these requirements will have any material effect on its ability to sell franchises or licenses.

CORPORATE SUPPORT SERVICES

    FIELD SUPPORT

    The Company maintains a strong national field support system to provide services, coordinate marketing and maintain consistent quality standards throughout the Interim office network. The Company offers a variety of skill development training for its personnel through Company-generated manuals and corporate training programs for office management.

    CORPORATE SERVICE CENTER

    The Company provides its decentralized branch network with centralized functions for training, payroll, billing, receivables management, credit and collections, risk management, legal support, cash management and marketing. In addition, the Company has developed a proprietary software program to efficiently maintain client and flexible staff information, facilitate staffing selection and payroll functions, as well as provide testing software for consistent skills testing and information management.

EMPLOYEES

    Interim employed more than 400,000 people in 1997, including Healthcare operations. The Company estimates that it placed approximately 350,000 flexible personnel with its commercial clients in 1997, of which approximately 70,000 were placed, on average, at any given time. The Company placed approximately 25,000 people in permanent jobs. In addition, the Company employs approximately 4,000 staff employees full-time in both its national and international operations.

ITEM 2. PROPERTIES

    The executive offices of the Company are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida 33309, in a 113,000 square-foot building owned by the Company which was constructed in 1989, and expanded in 1996. The Company also leases approximately 27,000 square feet in two buildings within a few miles of its executive offices for operations associated with its corporate headquarters and national processing center. These premises are held under variable-term leases. All other offices of the Company and its subsidiaries are operated in premises held under short-term leases providing fixed monthly rentals, usually with renewal options. The Company has sub-let a portion of its executive offices to its divested HealthCare business under the terms of a transitional service agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 26, 1997.

                                    PART III

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Common Stock is traded on The New York Stock Exchange under the symbol "IS." High and low prices for the common stock by quarter appear in "Quarterly Financial Information" on page 39. All price data has been restated for the 100% stock dividend (treated as a stock split) paid on September 5, 1997 to stockholders of record as of close of business August 18, 1997. On January 23, 1998, there were approximately 2,204 holders of record of the Company's Common Stock.

    The Company has not and does not intend to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                                      FISCAL YEAR ENDED
                                             --------------------------------------------------------------------
                                                 1997          1996          1995        1994(1)         1993
                                             ------------  ------------  ------------  ------------  ------------

                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
System-wide Sales (2)......................  $  2,187,409  $  1,834,258  $  1,494,260  $  1,279,339  $  1,085,759
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
INCOME STATEMENT DATA:
Revenues:
Commercial Division
  Commercial Staffing......................  $    739,662  $    602,396  $    515,454  $    431,348  $    347,189
  Professional Services....................       675,031       308,687       138,140        99,935        79,691
HealthCare Division (3)....................       186,869       228,669       205,719       165,614       143,209
Other Income...............................         6,694         7,399         4,934         7,799         4,171
                                             ------------  ------------  ------------  ------------  ------------
    Total Revenues.........................     1,608,256     1,147,151       864,247       704,696       574,260
Expenses:
Cost of Services...........................     1,081,113       795,789       600,169       491,404       402,039
                                             ------------  ------------  ------------  ------------  ------------
  Gross Profit.............................       527,143       351,362       264,078       213,292       172,221
Selling, General & Admin...................       363,152       243,652       177,105       137,859       119,763
Licensee Commissions.......................        45,091        39,500        37,295        33,796        20,586
                                             ------------  ------------  ------------  ------------  ------------
  Results of Operations....................       118,900        68,210        49,678        41,637        31,872
Amort. Of Intangibles......................        18,492         8,802         6,884         6,041         5,671
Interest Expense (4)(5)....................        24,269         5,696           990           112         1,787
Gain on Sale of HealthCare
  Business (6).............................        (5,300)           --            --            --            --
Merger Expense (7).........................            --         8,600            --            --            --
                                             ------------  ------------  ------------  ------------  ------------
  Earnings Before Taxes....................        81,439        45,112        41,804        35,484        24,414
Income Taxes...............................        38,928        22,097        18,071        16,028        11,564
                                             ------------  ------------  ------------  ------------  ------------
  Net Earnings.............................  $     42,511  $     23,015  $     23,733  $     19,456  $     12,850
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
Net Earnings Per Share (7)(8):
  Basic....................................  $       1.08  $       0.71  $       0.77  $       0.64  $       0.47
  Diluted..................................          1.05          0.69          0.76          0.63          0.47
Earnings Per Share:
(excl. merger expenses) (8):
  Basic....................................            --  $       0.94            --            --            --
  Diluted..................................            --          0.91            --            --            --

Weighted Average Shares (8):
  Basic....................................        39,305        32,450        30,804        30,386        27,381
  Diluted..................................        40,407        33,418        31,324        30,782        27,476

BALANCE SHEET DATA:
Total Assets (9)...........................  $  1,091,734  $    512,490  $    424,489  $    275,364  $    242,925
Long-term Obligations (5)..................       379,197            --        60,000            --        30,000
Working Capital............................        73,210       169,283        67,526        81,997        78,898

OPERATING INFORMATION:
Commercial Offices (10)....................           706           593           537           424           393
HealthCare Offices (10)....................            --           405           403           372           335
                                             ------------  ------------  ------------  ------------  ------------
                                                      706           998           940           796           728
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------

------------------------

 (1) The 1994 fiscal year contained 53 weeks. All other years contained 52 weeks.

 (2) Includes sales of all Company-owned, franchised and licensed offices. Sales data for franchised offices are derived from reports provided by franchisees, which are not audited.

 (3) Revenues for the HealthCare division are included through the date of disposition of September 26, 1997 and do not include certain allocations of other income.

 (4) Interest expense is net of interest income earned by Brandon Systems Corporation ("Brandon") prior to the pooling. See note 6.

 (5) Prior to September 25, 1993, the Company's working capital and acquisition financing were provided by Block. There was no interest charged on intercompany debt. In conjunction with the IPO, effective September 25, 1993, Block formalized this arrangement by (i) providing a revolving credit facility in the amount of $20,000 to fund the operating requirements of the Company; (ii) converting $30,000 of intercompany indebtedness on such date to a term loan and (iii) contributing $51,289 to the capital of the Company. The earnings data for fiscal 1993 give effect to this arrangement as if it occurred at the beginning of the period. Interest expense has been computed at 6% and income taxes at the statutory rate.

 (6) On September 26, 1997, the Company sold its HealthCare business. Amount represents pre-tax gain on sale. Taxes on the gain were $5,272.

 (7) On May 23, 1996, the Company completed a merger with Brandon Systems Corporation ("Brandon"), an IT staffing company. Merger expense represents all fees and expenses related to the merger, consolidation and restructuring of the combined companies.

 (8) On August 7, 1997, the Company announced a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of the close of business on August 18, 1997, payable on September 5, 1997. The effect has been reflected and applied on a retroactive basis.

 (9) Certain reclassifications have been made to prior periods to conform to current year presentation.

(10) At end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Interim is a world leader in staffing, consulting and career management services, including flexible staffing, full-time placement, executive search, human resources consulting, workforce management and outplacement. The Company offers the widest range of skills available in areas including information technology ("IT"), legal, accounting and finance, human resources ("HR"), technical, clerical, administrative and light industrial. The Company has historically operated through two operating divisions, Commercial and HealthCare. The HealthCare Division was sold effective September 26, 1997 and its results of operations are included in the accompanying consolidated income statement through the date of sale.

    The remaining division, Commercial, provides skills in two primary groups:
Professional Services and Commercial Staffing. Excluding HealthCare, Professional Services and Commercial Staffing represented approximately 48% and 52%, respectively of total Company revenues in the year ended December 26, 1997. The Professional Services Group offers consulting, staffing, outplacement and placement services and provides skills in the areas of IT, legal, accounting, banking and finance and human resources. The Commercial Staffing Group fulfills client requirements for temporary clerical and light industrial skills, in addition to temporary and permanent workforce management.

    In 1997, the Company made two significant acquisitions, AimExecutive Holdings, Inc. ("AIM") and Michael Page Group PLC ("Michael Page"). The AIM acquisition broadened the Company's product offering to include outplacement and career consulting services. The Michael Page acquisition provided the Company with its initial launch into numerous international markets and makes the Company one of the world leaders in accounting and finance staffing and placement. The 51 offices of Michael Page are located in the United Kingdom, France, The Netherlands, Germany, Australia, Italy, Hong Kong, Singapore, Spain, New Zealand and the United States.

SALES OVERVIEW

    System-wide sales data includes sales from all Company-owned, franchised and licensed offices, as follows:

                                                                    FISCAL YEAR ENDED DECEMBER,
                                                                  -------------------------------
                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Branch..........................................................       60.0%      47.9%      40.8%
Franchise.......................................................       27.7       39.2       43.9
License.........................................................       12.3       12.9       15.3
                                                                  ---------  ---------  ---------
Total Sales.....................................................      100.0%     100.0%     100.0%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Sales data for franchised offices are derived from reports provided by franchisees, which are not audited. During 1997, system-wide sales increased by 19.3% to $2.2 billion. From fiscal 1995 to 1997, system-wide sales increased by a compound annual growth rate of 21.0%. Sales growth from 1995 through 1997 excluding HealthCare is due primarily to rapid expansion of the Company's Professional Services businesses driven by acquisitions and internal growth as well as growth within commercial staffing due, in part, to the development of the Company's On-Premise product offering. Meeting or exceeding market growth rates within each of the Company's businesses is a primary objective. Excluding HealthCare, the 40.7% compound annual growth rate from 1995 to 1997 was approximately half the result of internal growth, and half due to acquisitions. Higher overall system-wide sales for the Company were partially offset by the decrease due to the sale of the HealthCare business in 1997. System-wide sales for the

HealthCare business were $540.3 million, $705.8 million, and $661.8 million for the years ended December 26, 1997, December 27, 1996 and December 29, 1995, respectively.

    Branch sales have continued to become a greater portion of overall system-wide sales during the past three years. This trend resulted from the ongoing purchase of license and franchise operations by the Company, the rapid rate at which the branch operations are growing (including acquisitions) and the sale of the HealthCare Division which had a very large franchise operation.

RESULTS OF OPERATIONS

    The following table sets forth operational results as a percentage of total revenues for the periods indicated:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Revenue:
  Professional Services.......................................       42.0%      26.9%      16.0%
  Commercial Staffing.........................................       46.2       52.9       60.0
  HealthCare..................................................       11.8       20.2       24.0
                                                                ---------  ---------  ---------
    Total Revenues............................................      100.0%     100.0%     100.0%
Cost of Services..............................................       67.2       69.4       69.4
                                                                ---------  ---------  ---------
Gross Profit..................................................       32.8       30.6       30.6
Selling, General & Administrative.............................       22.6       21.2       20.5
Licensee Commissions..........................................        2.8        3.4        4.3
                                                                ---------  ---------  ---------
Results from Operations.......................................        7.4        6.0        5.8
Merger Expense................................................         --        0.8         --
Gain on Sale of HealthCare Business...........................       (0.3)        --         --
Amortization of Intangibles...................................        1.2        0.8        0.8
Interest......................................................        1.5        0.5        0.1
Taxes.........................................................        2.4        1.9        2.1
                                                                ---------  ---------  ---------
Net Earnings..................................................        2.6%       2.0%       2.8%
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Net Earnings (excluding merger expenses)......................        2.6%       2.7%       2.8%
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    FISCAL 1997 COMPARED TO 1996

    REVENUES. Revenues in 1997 increased 40.2% to $1,608.3 million from $1,147.2 million in the prior year. Professional Services revenues increased 118.7% reflecting strong internal growth and the Michael Page and AIM acquisitions. Excluding these acquisitions, Professional Services revenues increased 31.0%. Commercial Staffing revenues increased 22.8% reflecting the expansion of the Interim On-Premise program, an increase in the number of offices and increased business in existing offices. HealthCare Division revenues decreased due to the sale of the HealthCare business at the end of the third quarter of 1997.

    GROSS PROFIT. Gross profit increased 50.0% to $527.1 million from $351.4 million in the prior year period. Gross profit margin was 32.8% compared with 30.6% in fiscal 1996. This increase was principally due to the Michael Page acquisition partially offset by the elimination of higher gross profit generated by the HealthCare business which was sold at the end of the third quarter of 1997. Excluding results from Michael Page and the HealthCare business, gross profit margin was 28.2% in fiscal 1997 versus 28.3% in the prior year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 49.0% to $363.2 million from $243.7 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 22.6% compared to 21.2% a year ago due to the higher costs associated with Professional Services. These higher gross margin businesses have higher operating expenses than the Company's Commercial Staffing business.

    LICENSEE COMMISSIONS. Licensee commissions increased 14.2% to $45.1 million from $39.5 million in the prior year period and is consistent with the growth in licensee revenues. Licensee commissions as a percentage of total revenues decreased from 3.4% to 2.8% due to licensee revenue becoming a smaller portion of overall revenue.

    AMORTIZATION OF INTANGIBLES. Amortization expense increased 110.1% to $18.5 million from $8.8 million in the prior year period reflecting the increase in intangible assets arising from acquisitions, primarily Michael Page.

    INTEREST EXPENSE. Interest expense increased 326.1% to $24.3 million from $5.7 million in 1996. This results from increased borrowings for acquisitions, primarily Michael Page. The Company had average borrowings outstanding during 1997 of $361.2 million and accrued an average interest rate of 6.9%. See Description of Company Financing for further discussion.

    TAXES ON EARNINGS. The effective tax rate for the year ended December 26, 1997 was 47.8% compared with 49.0% last year. The 1997 effective rate includes an approximate 100% effective rate on the $5.3 million HealthCare sale gain due to a lower tax basis than book basis in this business. Last year's high rate resulted from a large portion of the 1996 merger expense being nondeductible. The effective tax rates excluding these two unusual items were 44.2% and 43.0% for the years ended December 26, 1997 and December 27, 1996, respectively. The increase in the effective rate, excluding unusual items, resulted from higher levels of non-deductible goodwill in 1997.

    NET EARNINGS. Net earnings excluding merger expenses increased 39.1% to $42.5 million, or $1.05 per share, from $30.6 million, or $0.91 per share in the prior year period. This represents a 15.4% increase in per share earnings. Including merger expenses, net earnings increased 84.7% to $42.5 million, or $1.05 per share from $23.0 million or $0.69 per share in the prior year period. The weighted average number of shares used in the per share calculation (as adjusted for the dilutive impact of common stock equivalents) increased to 40,407,000 from 33,418,000 in the prior year period, primarily due to the additional shares issued as a result of the secondary public offering on October 17, 1996.

    FISCAL 1996 COMPARED TO 1995

    REVENUES. Revenues in 1996 increased 32.7% to $1,147.2 million from $864.2 million in the prior year. Professional Services revenues increased 123.5% reflecting significant IT acquisition activity and internal growth. Commercial Staffing revenues increased 16.9% reflecting the expansion of the Interim On-Premise program and an increase in the number of offices and services provided. HealthCare Division revenues increased 11.3% due to increases in the number of offices and expansion of occupational health and physicians services.

    GROSS PROFIT. Gross profit increased 33.1% to $351.4 million from $264.1 million in the prior year period. Gross profit margin was 30.6%, the same as 1995. Although the Company added revenues of higher gross profit business through acquisitions and increases in the Professional Services business, this was offset by a decline in franchise royalties as a percent of total Company revenue and an increase in the percentage of Commercial Staffing revenues which generally have lower gross profit.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 37.6% to $243.7 million from $177.1 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 21.2% compared with 20.5% in 1995 due to the higher relative costs associated with Professional Services.

    LICENSEE COMMISSIONS. Licensee commissions increased 5.9% to $39.5 million from $37.3 million in the prior year period and consistent with the growth in licensee revenues. Licensee commissions as a percentage of revenues decreased from 4.3% to 3.4% due to the Company purchasing license operations, one licensee conversion to a franchise and slower general growth of licensee revenues compared with branch revenue growth.

    AMORTIZATION OF INTANGIBLES. Amortization expense increased 27.9% to $8.8 million from $6.9 million in the prior year period reflecting the increase in intangible assets arising from acquisitions.

    INTEREST EXPENSE. Interest expense increased to $5.7 million from $1.0 million in the prior year; average borrowings during the year were $102.2 million and the Company accrued an average effective rate of 6.2%.

    TAXES ON EARNINGS. The effective tax rate of 49.0% in 1996 resulted from a large portion of merger expenses, recorded in the first half of 1996, being nondeductible. The effective tax rate, excluding the effects of nonrecurring merger expenses, was 43.0% compared with 43.2% in the prior year. The decline in the effective tax rate is due primarily to higher earnings in proportion to the level of nondeductible intangibles.

    NET EARNINGS. Net earnings excluding merger expenses increased 28.8% to $30.6 million, or $0.91 per share, from $23.7 million, or $0.76 per share in the prior year period. This represents a 19.7% increase in per share earnings. Including merger expenses, net earnings decreased 3.0% to $23.0 million, or $0.69 per share from $23.7 million or $0.76 per share in the prior year period. The weighted average number of shares used in the per share calculation (as adjusted for the dilutive impact of common stock equivalents) increased to 33,418,000 from 31,324,000 in the prior year period, primarily due to the additional shares issued as a result of the secondary public offering on October 17, 1996.

FINANCIAL RESOURCES AND LIQUIDITY

    CASH FLOW

    Historically, the Company financed its operations through cash generated by operating activities and bank lines of credit. The Company's principal uses of cash are funding acquisitions, capital expenditures, working capital needs and repayment of debt. The nature of the Company's business requires payment of wages to its flexible staff on a weekly, or bi-weekly basis, while payments from clients are generally received 30-60 days after billing. The Company believes that its internally generated funds and lines of credit are sufficient to support anticipated levels of growth of the Company.

    Cash provided by operating activities in 1997 was $57.8 million compared with cash used by operations in 1996 of $6.1 million and cash provided by operations in 1995 of $6.6 million. Higher operating cash flow in 1997 resulted from increased earnings, amortization and depreciation combined with an increase in accounts payable and accrued liabilities. Reduced cash flow from operating activities in both 1996 and 1995 resulted from lower levels of earnings, depreciation and amortization. Operating cash flow in 1996 was also impacted by higher receivable levels due to increases in days sales outstanding and $7.6 million (after-tax) of merger expenses paid.

    Investing activities used $474.7 million in 1997 primarily due to the acquisition of Michael Page partially offset by the proceeds from the sale of the HealthCare business. The Company obtained funds from borrowing under a multi currency credit facility for the acquisition of Michael Page. See further discussion in Financing below. Proceeds from the sale of the HealthCare business, net of transaction costs, and operating cash flow were used to reduce these borrowings leaving $413.0 million of debt outstanding at December 26, 1997. Investing activities in 1996 and 1995 included $12.0 million and $99.0 million, respectively, of other acquisitions, the most significant of which was the acquisition of the Computer Power Group for $71 million in 1995.

    Investing activities in 1997 included $24.9 million of capital expenditures compared with $33.0 million in 1996 and $11.3 million in 1995. Capital expenditures in 1997 were for new computer hardware and software, new office furniture and fixtures and the completion of the Company's corporate headquarters. Capital expenditures in 1996 were for the expansion of the Company's headquarters and to upgrade and expand the area of information technology. The Company anticipates continued expenditures to develop and upgrade many of its information technology systems. Management expects expenditures in 1998 to approximate 1997 levels.

    On October 17, 1996, the Company completed a public offering of 8.5 million shares (7.9 million shares sold by the Company) of its $0.01 par value common stock at $21.63 per share. Net proceeds to the Company were approximately $163.1 million, of which $131.7 million was used to repay borrowings under the Company's credit facilities.

    The Company intends to continue to make strategic acquisitions to grow its business. Funding for these acquisitions will come from: i) internally generated funds; ii) borrowings on the Company's credit facility and iii) raising additional capital. To support this growth, the Company will continue to invest in its information technologies.

FINANCING

    The Company has available a $535.9 million multi-currency credit agreement entered into as of May 1, 1997 and amended as of June 2, 1997. Outstanding borrowings at December 26, 1997 under this agreement were a $176.7 million term loan, $219.5 million revolving loan and $16.8 million in loan notes to prior shareholders of Michael Page. The term loan is denominated in U.S. dollars while the revolving loans are denominated in U.S. dollars and British pound sterling. Borrowings under this facility are unsecured. The credit facility is available to fund the Company's acquisitions, to supply working capital and to provide for general corporate needs. Interest rates on amounts outstanding under the Credit Facility are based on LIBOR plus a variable margin. The facility contains customary covenants, which include the maintenance of certain financial ratios including minimum net worth, restrictions on the incurrence of liens and additional indebtedness. In addition, the Company has established short-term, unsecured, uncommitted lines of credit with certain banks. These lines of credit are based on LIBOR and are available to fund the Company's short-term capital requirements. No amounts were outstanding under these agreements at December 26, 1997.

    There was approximately $120.0 million available for future borrowings under these agreements at December 26, 1997.

IMPACT OF THE YEAR 2000 ISSUE

    The year 2000 issue is the result of computer applications being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    Based on a recent assessment, the Company determined that it will be required to upgrade certain application systems to ensure operability after the year 1999. However, the Company's most significant internally developed systems will require modest remediation to be fully compliant with year 2000 requirements. As such, most of the systems activity that must take place entails upgrading purchased application systems. The Company believes that these upgrades will take place in the ordinary course of business without significant incremental cost. Experts from the Interim Technology Consulting group's Year 2000 practice will be utilized to augment internal activities in the assessment and testing phases of the project.

    The Company plans to complete its year 2000 upgrade over the next two years. The Company does not foresee substantial incremental costs as most of the applications that are not currently Year 2000 compliant are purchased third party software packages. The vendors of those products have announced upgrade versions that will be available in the first half of 1998 and which will be Year 2000 compliant. The costs of these upgrades are included as part of the ongoing maintenance fees.

INFLATION

    The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

FOREIGN OPERATIONS

    With the acquisition of Michael Page, the Company has significantly expanded its business outside of North America. The results of operations of Michael Page are included within the Professional Services Group. The Company also has Commercial Staffing operations in The Netherlands. In 1997, revenue and operating earnings (before interest and taxes, and gain on sale of HealthCare business) from foreign operations were $251.2 million and $39.5 million, respectively. There are currently no legal restrictions regarding the repatriation of cash flows from these foreign operations.

SEASONALITY AND CYCLICALITY OF BUSINESS

    The Company's businesses are not seasonal in nature, however, the staffing business has historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. As a result of general shifting of employment patterns and the growth in Interim On-Premise, the Company believes it is becoming less cyclical. Furthermore, the balance between Professional Services and Commercial Staffing should help the impact of cyclicality. The acquisition and growth of AIM in 1997 which specializes in outplacement should also mitigate the impact of cyclicality as outplacement growth rates amplify during a slower economy, offsetting other services which may be fairly sensitive to economic declines. Finally, the Company's presence in 12 countries should reduce cyclicality based on management's belief that the economies of every country will not suffer economic downturns simultaneously. No single customer accounts for more than 2% of the Company's sales.

OTHER

    In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt this standard in 1998.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers and supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has historically reported its information under one segment. This standard will require the Company to report financial information consistent with how the business is managed. The Company manages its business primarily by skills and services provided, and thus expects this will determine its segments to comply with the new standard. The Company will adopt this standard in 1998.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Interim Services Inc.
Fort Lauderdale, Florida

    We have audited the accompanying consolidated balance sheets of Interim Services Inc. and subsidiaries as of December 26, 1997 and December 27, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 26, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interim Services Inc. and subsidiaries as of December 26, 1997 and December 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Fort Lauderdale, Florida
February 5, 1998

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INTERIM SERVICES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              DEC. 26,      DEC. 27,     DEC. 29,
                                                                                1997          1996         1995
                                                                            ------------  ------------  ----------
Revenues..................................................................  $  1,608,256  $  1,147,151  $  864,247
Cost of services..........................................................     1,081,113       795,789     600,169
                                                                            ------------  ------------  ----------
  Gross profit............................................................       527,143       351,362     264,078
                                                                            ------------  ------------  ----------
Selling, general and administrative expenses..............................       363,152       243,652     177,105
Licensee commissions......................................................        45,091        39,500      37,295
Amortization of intangibles...............................................        18,492         8,802       6,884
Interest expense..........................................................        24,269         5,696         990
Gain on sale of HealthCare business.......................................        (5,300)           --          --
Merger expense............................................................            --         8,600          --
                                                                            ------------  ------------  ----------
                                                                                 445,704       306,250     222,274
                                                                            ------------  ------------  ----------

  Earnings before taxes...................................................        81,439        45,112      41,804

Income taxes..............................................................        38,928        22,097      18,071
                                                                            ------------  ------------  ----------
  Net earnings............................................................  $     42,511  $     23,015  $   23,733
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

Basic earnings per share..................................................  $       1.08  $       0.71  $     0.77
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------
Diluted earnings per share................................................  $       1.05  $       0.69  $     0.76
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

Basic weighted average shares outstanding.................................        39,305        32,450      30,804
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------
Diluted weighted average shares outstanding...............................        40,407        33,418      31,324
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

                See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            DEC. 26,     DEC. 27,
                                                                                              1997         1996
                                                                                          ------------  ----------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.............................................................  $     15,570  $   18,938
  Marketable securities.................................................................            --       7,499
  Receivables, less allowance for doubtful accounts of $5,229 and $3,023................       230,947     186,732
  Insurance deposits....................................................................        23,974      32,794
  Other current assets..................................................................        37,610      18,301
                                                                                          ------------  ----------
  Total current assets..................................................................       308,101     264,264
Goodwill, net...........................................................................       475,656     173,638
Tradenames and other intangibles, net...................................................       219,472       1,109
Property and equipment, net.............................................................        65,475      49,795
Other assets............................................................................        23,030      23,684
                                                                                          ------------  ----------
                                                                                          $  1,091,734  $  512,490
                                                                                          ------------  ----------
                                                                                          ------------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.....................................................  $     33,827  $       --
  Accounts payable and other accrued expenses...........................................        86,489      27,092
  Accrued salaries, wages and payroll taxes.............................................        65,256      40,948
  Accrued self-insurance losses.........................................................        28,466      26,782
  Accrued income taxes..................................................................        20,853         159
                                                                                          ------------  ----------
  Total current liabilities.............................................................       234,891      94,981
Long-Term Debt..........................................................................       379,197          --
Deferred Tax Liability..................................................................         4,054       2,798
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or
    outstanding.........................................................................            --          --
  Common stock, par value $.01 per share; authorized 50,000,000 shares; issued and
    outstanding 39,745,761 and 38,953,368 shares........................................           397         390
  Additional paid-in capital............................................................       260,067     251,041
  Treasury stock........................................................................            --        (460)
  Retained earnings.....................................................................       206,461     163,950
  Cumulative translation adjustment.....................................................         6,667        (210)
                                                                                          ------------  ----------
Total stockholders' equity..............................................................       473,592     414,711
                                                                                          ------------  ----------
                                                                                          $  1,091,734  $  512,490
                                                                                          ------------  ----------
                                                                                          ------------  ----------

                See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  UNREALIZED
                                                       ADDITIONAL                GAIN (LOSS)ON                CUMULATIVE
                                            COMMON      PAID IN     TREASURY      MARKETABLE      RETAINED    TRANSLATION
                                             STOCK      CAPITAL       STOCK       SECURITIES      EARNINGS    ADJUSTMENT
                                          -----------  ----------  -----------  ---------------  ----------  -------------
Balance as of December 30, 1994.........   $     308   $   85,915   $      --      $     (72)    $  118,883    $    (135)
Net earnings............................          --           --          --             --         23,733           --
Transactions of pooled company..........          --       (1,349)         --             98         (1,308)          --
Change in foreign currency translation
  adjustment............................          --           --          --             --             --         (185)
Proceeds from exercise of employee stock
  options...............................          --          401          --             --             --           --
                                               -----   ----------       -----          -----     ----------       ------
Balance as of December 29, 1995.........         308       84,967          --             26        141,308         (320)
Net earnings............................          --           --          --             --         23,015           --
Transactions of pooled company..........          --          271          --             --           (373)          --
Change in foreign currency translation
  adjustment............................          --           --          --             --             --          110
Proceeds from exercise of employee stock
  options...............................           2        3,116          --             --             --           --
Sale of 7,900,000 shares of common stock
  in a public offering, net.............          80      162,595          --             --             --           --
Repurchase of 26,356 shares.............          --           --        (460)            --             --           --
Other...................................          --           92          --            (26)            --           --
                                               -----   ----------       -----          -----     ----------       ------
Balance as of December 27, 1996.........         390      251,041        (460)            --        163,950         (210)
Net earnings............................          --           --          --             --         42,511           --
Change in foreign currency translation
  adjustment............................          --           --          --             --             --        6,877
Proceeds from exercise of employee stock
  options, including tax benefit........           7        8,744         460             --             --           --
Other...................................          --          282          --             --             --           --
                                               -----   ----------       -----          -----     ----------       ------
Balance as of December 26, 1997.........   $     397   $  260,067   $      --      $      --     $  206,461    $   6,667
                                               -----   ----------       -----          -----     ----------       ------
                                               -----   ----------       -----          -----     ----------       ------


                                            TOTAL
                                          ----------
Balance as of December 30, 1994.........  $  204,899
Net earnings............................      23,733
Transactions of pooled company..........      (2,559)
Change in foreign currency translation
  adjustment............................        (185)
Proceeds from exercise of employee stock
  options...............................         401
                                          ----------
Balance as of December 29, 1995.........     226,289
Net earnings............................      23,015
Transactions of pooled company..........        (102)
Change in foreign currency translation
  adjustment............................         110
Proceeds from exercise of employee stock
  options...............................       3,118
Sale of 7,900,000 shares of common stock
  in a public offering, net.............     162,675
Repurchase of 26,356 shares.............        (460)
Other...................................          66
                                          ----------
Balance as of December 27, 1996.........     414,711
Net earnings............................      42,511
Change in foreign currency translation
  adjustment............................       6,877
Proceeds from exercise of employee stock
  options, including tax benefit........       9,211
Other...................................         282
                                          ----------
Balance as of December 26, 1997.........  $  473,592
                                          ----------
                                          ----------

                See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                              DEC. 26,     DEC. 27,     DEC. 29,
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net earnings.............................................................  $    42,511  $    23,015  $    23,733
  Adjustments to reconcile net earnings to net cash from operating activities:
    Depreciation and amortization..........................................       34,874       18,911       14,556
    Deferred income tax (benefit) expense..................................       (5,654)         687          (74)
    Gain on sale of HealthCare business....................................       (5,300)          --           --
    Changes in assets and liabilities, net of effects of acquisitions:
      Receivables..........................................................      (48,288)     (40,724)     (27,458)
      Other assets.........................................................      (12,615)     (18,253)     (17,999)
      Accounts payable and accrued liabilities.............................       50,772        8,828       14,030
      Other................................................................        1,457        1,437         (226)
                                                                             -----------  -----------  -----------
      Net Cash (Used in) Provided by Operating Activities..................       57,757       (6,099)       6,562
                                                                             -----------  -----------  -----------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired.......................................     (570,356)     (11,964)     (98,955)
  Proceeds from the sale of HealthCare business, net.......................      113,109           --           --
  Capital expenditures.....................................................      (24,913)     (32,982)     (11,303)
  Net proceeds from sale (purchases) of marketable securities..............        7,499       15,631       (5,174)
                                                                             -----------  -----------  -----------
      Net Cash Used in Investing Activities................................     (474,661)     (29,315)    (115,432)
                                                                             -----------  -----------  -----------
Cash Flows from Financing Activities:
  Debt proceeds............................................................      509,019           --      108,218
  Debt repayments..........................................................     (101,911)    (114,727)          --
  Proceeds from stock offering.............................................           --      163,114           --
  Other....................................................................        6,428        1,940       (2,195)
                                                                             -----------  -----------  -----------
      Net Cash Provided by Financing Activities............................      413,536       50,327      106,023
                                                                             -----------  -----------  -----------
  Increase (decrease) in cash and cash equivalents.........................       (3,368)      14,913       (2,847)
  Cash and cash equivalents, beginning of period...........................       18,938        4,025        6,872
                                                                             -----------  -----------  -----------
  Cash and cash equivalents, end of period.................................  $    15,570  $    18,938  $     4,025
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Supplemental Cash Flow Information:
  Income taxes paid........................................................  $    37,917  $    21,602  $    17,570
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
  Interest paid............................................................  $    21,316  $     6,546  $     1,452
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE
                                     DATA)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS--Interim Services Inc. (the "Company" or "Interim") is a world leader in staffing, consulting and career management services, including flexible staffing, full-time placement, executive search, human resources consulting, workforce management and outplacement. The Company offers a wide range of skills including information technology, legal, accounting and finance, human resources, technical, clerical, administrative and light industrial. The Company operates through a network of offices throughout the United States, Australia, Canada, France, Germany, Hong Kong, Italy, New Zealand, Spain, Singapore, The Netherlands and the United Kingdom.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

    FISCAL YEAR--The Company's fiscal year is comprised of 52 or 53 weeks, ending on the last Friday in December. The fiscal years ended December 26, 1997, December 27, 1996 and December 29, 1995 were all 52 weeks.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

    MARKETABLE SECURITIES--Marketable securities are comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its investment portfolio as trading securities and the carrying value of such securities has been adjusted to fair market value, which was not materially different from cost.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS--The Company carries accounts receivable at the amount it estimates to be collectible. Accordingly, the Company provides allowances for accounts receivable it estimates to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

    INTANGIBLE ASSETS--Intangible assets consist principally of goodwill and tradenames and are being amortized on a straight-line basis over periods of approximately 38 years. The Company evaluates the recoverability of intangible assets, as well as amortization periods, to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate. Recoverability is determined through evaluation of anticipated cash flows on an undiscounted basis. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term using the straight-line method. Maintenance and repairs which do not improve or extend the life of an asset are expensed as incurred.

    ACCRUED SELF-INSURANCE LOSSES--The Company retains a portion of the risk under its workers' compensation, general liability and professional liability insurance programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Losses have been discounted at approximately 5.8% and 6.2% at December 26, 1997 and December 27, 1996, respectively. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to income in the period determined. The Company funds portions of its retained risks through deposits with insurance carriers and others. These deposits are reflected as insurance deposits on the accompanying Consolidated Balance Sheets and reflect the estimated fair market value of such amounts.

    FOREIGN CURRENCY TRANSLATION--The Company's foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders' equity as a translation adjustment.

    REVENUE RECOGNITION--The Company generates revenues from sales of services by its own branch and licensed operations and from royalties earned on sales of services by its franchise operations. Franchise royalties, which are included in revenues, were $23,091, $27,009 and $24,316 for the years ended December 26, 1997, December 27, 1996 and December 29, 1995, respectively. Revenues and the related labor costs and payroll taxes are recorded in the period in which temporary staffing services are performed. Revenues on placements are recognized when services provided are substantially completed. Allowances are established to estimate losses due to placed candidates not remaining employed for the Company's guarantee period.

    The Company utilizes two forms of franchising agreements. Under the first form, the Company records franchise royalties, based upon the contractual percentage of franchise sales, in the period in which the franchise provides the service. Under the second form (termed "licensee" by the Company), revenues generated by the licensee and related direct costs are included as part of the Company's revenues and cost of services, respectively. The net distribution paid to the licensee is based upon a percentage of the gross profit generated, and is captioned "licensee commissions" in the Consolidated Statements of Earnings.

    INCOME TAXES--The Company accounts for income taxes under an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. The Company's policy is to not provide deferred taxes on temporary differences related to investment in foreign subsidiaries as they are considered permanent in duration. These differences, primarily undistributed foreign earnings, were not material at December 26, 1997.

    EARNINGS PER SHARE--Basic earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding during the period.

    Diluted earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding and the dilutive impact of common stock equivalents, primarily stock options. The dilutive impact of common stock equivalents is determined by applying the treasury stock method.

    On August 7, 1997, the Company announced a two-for-one stock split in the form of a 100% stock dividend, to stockholders of record as of the close of business on August 18, 1997, payable on September 5, 1997. All shares outstanding and per share amounts have been restated to reflect the stock split.

    DERIVATIVE FINANCIAL INSTRUMENTS--The Company enters into interest rate swap agreements and foreign exchange forward contracts as part of the management of its interest rate and foreign currency exchange rate exposures; it has no derivative financial instruments held for trading purposes and none of the instruments are leveraged. All financial instruments are put into place to hedge specific exposures. Amounts to be paid or received under swap agreements are recognized over the terms of the agreements as adjustments to interest expense. Amounts receivable or payable under the agreements are included in receivables or accrued expenses in the accompanying Consolidated Balance Sheets. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recorded in net income in the period in which underlying transaction is recorded.

    STOCK BASED COMPENSATION--The Company has chosen to account for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock granted as part of bonus compensation is recognized in the period the bonus is earned and measured using the quoted market price on the effective grant date. Compensation cost related to stock options of non-employees is recorded at fair value (in accordance with SFAS No. 123).

    NEW ACCOUNTING PRONOUNCEMENTS--In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt this standard in 1998.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and require that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers and supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has historically reported its information under one segment. This standard will require the Company to report financial information consistent with how the business is managed. The Company manages its business primarily by skills provided, and thus expects this will determine its segments to comply with the new standard. The Company will adopt this standard in 1998.

ACQUISITIONS AND DISPOSITION

    ACQUISITIONS

    MICHAEL PAGE GROUP, PLC--On April 18, 1997, the Company completed the purchase of the outstanding shares of Michael Page Group, PLC ("Michael Page"), a public company in the United Kingdom, for $577,575. Michael Page provides staffing and placement services primarily in the fields of finance and accounting with 51 offices in 11 countries. This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Michael Page are included in the Consolidated Statement of Earnings from the date of acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired was $512,469. This amount has been allocated to trade names and goodwill based upon an independent valuation performed for management. Both intangible assets are being amortized over 40 years based upon this independent valuation.

    BRANDON SYSTEMS CORPORATION--On May 23, 1996, the Company completed its merger with Brandon Systems Corporation ("Brandon"), an information technology staffing company. The Company issued 7,745,380 shares of its common stock in exchange for 100% of the outstanding shares of Brandon common stock. In addition, Brandon stock options outstanding at the effective time of the merger were converted into options to purchase an aggregate of 415,184 additional Interim common shares. The merger has been accounted for as a pooling-of-interests for accounting and financial reporting purposes. Accordingly, the historical financial statements for the periods prior to the merger are restated as though the companies had been combined. All fees and expenses related to the merger and the consolidation and restructuring of the combined companies have been expensed. Such fees and expenses were $8,600.

    Revenues of Brandon from periods prior to the merger are included in the accompanying income statements and were $22,311 for the quarter ended March 29, 1996 and $83,361 for the year ended December 29, 1995. Net earnings and earnings per share related to Brandon were $1,244 and $0.04, respectively, for the quarter ended March 29, 1996 and $6,206 and $0.20, respectively, for the year ended December 29, 1995.

    COMPUTER POWER GROUP--Effective December 1, 1995, the Company acquired the U.S. and U.K. based assets of Computer Power Group ("CPG"), a subsidiary of Australia-based Computer Power Group, Ltd., for $71,000 in cash. CPG provides staffing and consulting services in a variety of information technology disciplines. This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of CPG are included in the Consolidated Statements of Earnings from the date of acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired (goodwill) was $56,618 and is being amortized over 40 years.

    OTHER ACQUISITIONS--During 1997, 1996 and 1995 the Company made certain other acquisitions that were accounted for under the purchase method of accounting. Their operations are included in the Consolidated Statements of Earnings from the date of acquisition.

    The fair value of assets acquired and liabilities assumed (excluding cash acquired) in connection with the acquisitions follows.

                                                               DEC. 26,   DEC. 27,   DEC. 29,
                                                                 1997       1996       1995
                                                              ----------  ---------  ---------
Working capital (deficit)...................................  $   (8,456) $     615  $   9,620
Goodwill and Tradenames.....................................     563,802     12,016     86,715
Other net assets............................................      15,327       (667)     3,029
Debt assumed................................................        (317)        --       (409)
                                                              ----------  ---------  ---------
Net assets acquired.........................................  $  570,356  $  11,964  $  98,955
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    DISPOSITION

    HEALTHCARE DIVISION--On September 26, 1997, the Company completed the sale of its HealthCare business to Cornerstone Equity Investors IV, L.P. ("Buyer"). The Company received $118,590 in cash at closing ($113,109 net of transaction related cash costs), with the remainder of the $134,000 purchase price to be paid upon approval of the ownership transfer of Interim HealthCare of New York Inc. to the Buyer by New York State regulators. Accordingly, recognition of the remaining portion of the gain on sale has been postponed pending this final approval. The pre-tax gain on sale recognized in 1997 was $5,300 with taxes on the gain of $5,272. Revenues, prior to the sale, related to the HealthCare business were $189,589, $231,268, $207,242 for the years ended December 26, 1997, December 27, 1996, and December 29, 1995, respectively.

    Pursuant to the terms of the sales agreement and subject to certain restrictions, the Company gave the Buyer a royalty-free license to use the "Interim" trademark and trade names for an initial period of five years. After that time, a license fee will be charged. Under a transitional service agreement, the Company will continue to provide various services to the Buyer including access to and use of information systems. These services will be provided at rates included in the agreement which approximate the costs the Company will incur. This service agreement is for two years with an option to request an additional year. The Company has provided indemnification to the Buyer on various pending issues with respect to the HealthCare business including certain medicare reimbursement issues and the collectibility of loans related to the businesses' physical therapy student loan program. The Company does not expect that the outcome of these matters will have a material effect on the Company's financial position or results of operation.

    UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The following unaudited Pro Forma Condensed Consolidated Statement of Earnings of the Company for the year ended December 26, 1997 is based on historical financial statements of the Company and has been adjusted to reflect the sale of the Company's HealthCare business, the acquisition of Michael Page and other acquisitions as if the acquisition and disposition had occurred at the beginning of the year.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                      FOR THE YEAR ENDED DECEMBER 26, 1997

                                                                                                              PRO FORMA
                                              PROFORMA                        ACQUISITIONS                      AFTER
                                              EFFECT OF       --------------------------------------------   DISPOSITION
                                HISTORICAL   HEALTHCARE        MICHAEL        OTHER           PRO FORMA          AND
                                 INTERIM    DISPOSITION(a)     PAGE(e)    ACQUISITIONS(e)    ADJUSTMENTS     ACQUISITIONS
                                ----------  -------------     ---------   -------------     --------------   ------------
Revenues......................  $1,608,256  $   (189,589)     $ 76,253         $ 25,200        $     (138)(f)  $1,519,982
Cost of services..............   1,081,113      (113,050)       38,213           15,717              (138)(f)   1,021,855
                                ----------  -------------     ---------   -------------     --------------   ------------
  Gross Profit................     527,143       (76,539)       38,040            9,483                --         498,127
                                ----------  -------------     ---------   -------------     --------------   ------------
Selling, general & admin.
  exp.........................     363,152       (61,094)       25,073            6,764               536 (g)     334,431
Licensee commissions..........      45,091          (597)           --               --              (536)(g)      43,958
Amortization of intangibles...      18,492        (1,812)           --               --             3,948 (h)      20,628
Interest expense..............      24,269        (5,288)(b)      (964)              --            13,455 (i)      31,472
Gain on sale of HealthCare
  Business....................      (5,300)        5,300 (c)        --               --                --              --
Merger expense................          --            --         5,064               --            (5,064)(j)          --
                                ----------  -------------     ---------   -------------     --------------   ------------
                                   445,704       (63,491)       29,173            6,764            12,339         430,489
                                ----------  -------------     ---------   -------------     --------------   ------------
  Earnings before taxes.......      81,439       (13,048)        8,867            2,719           (12,339)         67,638
Income taxes..................      38,928        (8,793)(d)     4,593               --            (3,473)(k)      31,255
                                ----------  -------------     ---------   -------------     --------------   ------------
  Net earnings................  $   42,511  $     (4,255)     $  4,274         $  2,719        $   (8,866)         36,383
                                ----------  -------------     ---------   -------------     --------------   ------------
                                ----------  -------------     ---------   -------------     --------------   ------------
Diluted earnings per share....  $     1.05                                                                     $     0.90
                                ----------                                                                   ------------
                                ----------                                                                   ------------
Diluted Weighted average
  Shares outstanding..........      40,407                                                                         40,407
                                ----------                                                                   ------------
                                ----------                                                                   ------------

------------------------

NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(a) To eliminate the results of operations of the HealthCare business. A portion of the eliminated selling, general and administrative costs reflect corporate expenses that have been allocated to the HealthCare business or that will be eliminated. These corporate expenses reflect management's best estimate of the costs no longer expected to be incurred by Interim subsequent to the disposition of the HealthCare business.

(b) To reduce interest expense due to the reduction of debt from cash flows generated from the sale of the HealthCare business.

(c) To eliminate gain on the sale of the HealthCare business.

(d) To reflect the aggregate tax benefit of eliminating the HealthCare business, taxes on the gain and reducing borrowings.

(e) Reflects the historical financial statements of the acquired companies. Michael Page's financial statements have been adjusted for differences between U.S. and U.K. Generally Accepted Accounting Principles. Michael Page's statement of income has been translated into U.S. dollars using average exchange rates for the period.

(f) To eliminate royalties as a result of the repurchase of Interim franchises

(g) To eliminate licensee commissions as a result of the repurchase of several Interim license operations.

(h) To reflect amortization of goodwill and other intangibles generated by the acquisitions on a straight-line basis over a weighted average life of 40 years.

(i) To reflect the pro forma effect of interest on the additional borrowings used to fund the acquisitions. Interest on the credit facilities is computed at LIBOR plus 85 basis points.

(j) To eliminate one-time costs incurred by Michael Page related to it being acquired by the Company.

(k) To reflect the aggregate tax benefit of pro forma acquisition adjustments.

    For the year ended December 27, 1996 revenues, net earnings and diluted earnings per share would have been $1,201,548, $11,500 and $0.34, respectively, had these acquisitions and the disposition of the HealthCare business occurred at the beginning of the period.

INTANGIBLE ASSETS

    A summary of intangible assets is as follows:

                                            WEIGHTED                       WEIGHTED
                                          AVERAGE LIFE                   AVERAGE LIFE
                                           (IN YEARS)    DEC. 26, 1997    (IN YEARS)    DEC. 27, 1996
                                          ------------   -------------   ------------   -------------
Goodwill................................          37       $516,058           29          $214,416
Less accumulated amortization...........                    (40,402)                       (40,778)
                                                         -------------                  -------------
Goodwill, net...........................                   $475,656                       $173,638
                                                         -------------                  -------------
                                                         -------------                  -------------

Tradenames..............................          40       $223,216            5          $    394
Other intangibles.......................           5          3,098            5             4,561
                                                                              --
                                          ------------   -------------                  -------------
                                                  38        226,314           29             4,955
Less accumulated amortization...........                     (6,842)                        (3,846)
                                                         -------------                  -------------
Tradenames and other intangibles, net...                   $219,472                       $  1,109
                                                         -------------                  -------------
                                                         -------------                  -------------

    Amortization of intangible assets is as follows:

                                                                 DEC. 26,    DEC. 27,     DEC. 29,
                                                                   1997        1996         1995
                                                                 ---------  -----------  -----------
Goodwill.......................................................  $  14,193   $   8,241    $   6,021
Tradenames.....................................................      3,877           1           --
Other intangibles..............................................        422         560          863
                                                                 ---------  -----------  -----------
                                                                 $  18,492   $   8,802    $   6,884
                                                                 ---------  -----------  -----------
                                                                 ---------  -----------  -----------

PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                                 LIFE      DEC. 26,    DEC. 27,
                                                              (IN YEARS)     1997        1996
                                                              -----------  ---------  ----------
Land........................................................      --       $   4,167  $    4,167
Buildings...................................................    10 - 40       14,331      11,394
Equipment...................................................     3 - 8        82,871      60,453
Software....................................................     3 - 5        15,060      14,270
Leasehold improvements and other............................     3 - 5         7,653       2,419
                                                                           ---------  ----------
                                                                             124,082      92,703
Less accumulated depreciation and amortization..............                 (58,607)    (42,908)
                                                                           ---------  ----------
                                                                           $  65,475  $   49,795
                                                                           ---------  ----------
                                                                           ---------  ----------

    Depreciation and amortization of property and equipment for the years ended December 26, 1997, December 27, 1996 and December 29, 1995 amounted to $16,382, $10,109, and $7,672, respectively.

LONG-TERM DEBT

    The Company's debt as of December 26, 1997 was comprised of the following:

U.S. dollar denominated term loan, due 1998
  through 2003....................................  $ 176,700
Revolving loan facility, due 2003--
  British pound sterling denominated borrowings...    209,488
  U.S. dollar denominated borrowings..............     10,000
Loan notes denominated in British Pound
  Sterling........................................     16,836
                                                    ---------
                                                      413,024
Less current maturities of long term debt.........    (33,827)
                                                    ---------
                                                    $ 379,197
                                                    ---------
                                                    ---------

    The Company has available $535,908 under a multi-currency syndicated credit agreement entered into as of May 1, 1997 and amended as of June 2, 1997 ("Credit Facility"). This agreement provides both a U.S. dollar denominated term loan and a multi-currency revolving loan facility. Borrowings under this facility are unsecured. Interest rates on amounts outstanding under the term loan and revolving loan are based on LIBOR plus a variable margin. The facility contains customary covenants, which include the maintenance of certain financial ratios including minimum net worth, restrictions on the incurrence of lines and additional indebtedness. The average interest rate for the year ending December 26, 1997 was 6.9%.

    The Company also has sterling denominated loan notes outstanding payable to certain former shareholders of Michael Page. Interest on these notes is based on six month sterling LIBOR less 1%. The Company expects the majority of these notes to be paid in 1998.

    In addition, the Company has established short-term, unsecured, uncommitted lines of credit with certain banks. These lines of credit are based on LIBOR and are available to fund the Company's short-term capital requirements.

    Under these agreements, the Company had approximately $120.0 million available for future borrowings as of December 26, 1997.

    The maturities of long term debt outstanding at December 26, 1997, are summarized as follows: $33,827 in 1998, $23,787 in 1999, $33,981 in 2000,
$50,971 in 2001, $50,971 in 2002.

    The Company had various credit facilities in place prior to 1997 with variable interest rates. No debt was outstanding as of December 27, 1996 pursuant to these agreements.

INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                       DEC. 26,      DEC. 27,      DEC. 29,
                                                         1997          1996          1995
                                                     ------------  ------------  ------------
Current tax expense:
  Federal..........................................   $   23,220    $   17,062    $   14,509
  State and Local..................................        6,055         4,110         3,636
  Foreign..........................................       15,307           238            --
                                                     ------------  ------------  ------------
                                                          44,582        21,410        18,145
                                                     ------------  ------------  ------------
Deferred tax (benefit) expense:
  Federal..........................................       (3,029)          538           (63)
  State and Local..................................         (721)          149           (11)
  Foreign..........................................       (1,904)           --            --
                                                     ------------  ------------  ------------
                                                          (5,654)          687           (74)
                                                     ------------  ------------  ------------
Total Provision for Income Taxes...................   $   38,928    $   22,097    $   18,071
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------

    The following table reconciles the U.S. Federal income tax rate to the Company's effective tax rate:

                                                      DEC. 26, 1997    DEC. 27, 1996    DEC. 29, 1995
                                                     ---------------  ---------------  ---------------
Statutory Rate.....................................     $    35.0%            35.0%            35.0%
Increase (decrease) in rate resulting from:
  State and local income taxes, net of federal
    benefit........................................           4.3              6.2              5.6
  Nondeductible amortization of intangibles........           5.9              3.6              3.9
  Sale of HealthCare business......................           3.2               --               --
  Merger expense...................................            --              4.7               --
  Other, net.......................................          (0.6)            (0.5)            (1.3)
                                                            -----              ---              ---
Effective Tax Rate.................................          47.8%            49.0%            43.2%
                                                            -----              ---              ---
                                                            -----              ---              ---

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     DEC. 26,      DEC. 27,
                                                                       1997          1996
                                                                   ------------  ------------
Current deferred tax assets:
  Employee benefits and self-insurance...........................   $    9,529    $    2,935
  Receivables allowances.........................................        1,354         1,114
  Other..........................................................           26           128
                                                                   ------------  ------------
                                                                        10,909         4,177
                                                                   ------------  ------------

Noncurrent deferred tax assets (liabilities):
  Fixed assets...................................................       (1,123)       (1,688)
  Intangible assets..............................................       (2,947)       (1,075)
  Other..........................................................           16           (35)
                                                                   ------------  ------------
                                                                        (4,054)       (2,798)
                                                                   ------------  ------------
Net deferred tax assets..........................................   $    6,855    $    1,379
                                                                   ------------  ------------
                                                                   ------------  ------------

EMPLOYEE BENEFIT PLANS

    The Company has various savings plans covering substantially all eligible employees. Company contributions to the plans are based on employee contributions, the level of the Company match and the attainment of certain financial objectives. During 1997, plans maintained by three of the Company's business units were merged into one. Contributions by the Company under these plans amounted to $2,402, $393 and $666 for the years ended December 26, 1997, December 27, 1996 and December 29, 1995, respectively.

    During 1995, the Company started a deferred compensation plan for certain employees who are not eligible to participate in the Company's 401(k) savings plan. This plan was extended to a larger group in 1997. The plan allows eligible employees to defer receipt of a portion of their compensation. The Company matches and accrues certain amounts deferred pursuant to this plan based upon the same criteria as the 401(k) plan. The deferred compensation, along with the Company matching amounts and accumulated investment earnings, is accrued. Such accrual amounted to $5,507, $1,821 and $710 at December 26, 1997, December 27, 1996 and December 29, 1995, respectively.

    Effective July 1997, the Company adopted a new Employee Stock Purchase Plan
(ESPP) to provide substantially all employees who have been employed for at least 12 months an opportunity to purchase shares of its common stock at a discount of 15%. The aggregate amount an employee may purchase is limited to a maximum of 15% of an employee's compensation up to $25,000 of stock. There were 9,294 shares issued in 1997 under this plan. A total of 290,706 shares are available as of December 26, 1997 for purchase under the plan which expires on July 1, 2002.

STOCK-BASED COMPENSATION PLANS

    The Company has three primary option stock plans, the 1997 Long-Term Executive Compensation and Outside Directors Stock Option Plan, the 1997 Stock Option Plan for employees of Michael Page Group PLC and the 1994 Stock Option Plan for Franchisees, Licensees and Agents. The 1997 stock option plan for employees of Michael Page was adopted solely to grant options to employees of Michael Page to induce them to continue employment after the Michael Page acquisition. Under the other two plans, options may be granted to outside directors, selected employees of the Company and its subsidiaries, franchisees, licensees and agents to purchase the Company's Common Stock for periods not to exceed ten years at a price that is not less than 100 percent of fair market value on the date of grant. Options granted under all plans are exercisable cumulatively 20% to 100% each year beginning one-year after the initial date of grant. At December 26, 1997 and December 27, 1996, the Company had 1,964,723 and 1,085,606 shares, respectively, reserved for future grants under these plans. In addition, the Company's Outside Directors Compensation Plan provides for the annual retainer to be paid in the form of the Company's Common Stock. At December 26, 1997 and December 27, 1996, 10,054 and 15,730 shares, respectively, were reserved for future grant under this Plan.

    As part of the Company's bonus plan, the Board of Directors has authorized 50,000 shares of Common Stock to be used for payment of a portion of the bonus payable to certain employees in the form of restricted shares of the Company's Common Stock. These shares vest ratably over a three-year period. At December 26, 1997 and December 27, 1996, the Company had 21,858 and 3,306 shares, respectively, reserved for future grant under this plan.

    Changes under these plans for 1997, 1996 and 1995 were as follows:

                                       DEC 26, 1997             DEC. 27, 1996            DEC. 29, 1995
                                  -----------------------  -----------------------  -----------------------
                                               WEIGHTED                 WEIGHTED                 WEIGHTED
                                                AVERAGE                  AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE                 EXERCISE
                                    SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                  ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of
  year..........................   2,642,554   $   13.24    2,203,422   $   10.60    1,614,210   $    9.28
Granted.........................   1,678,910       18.53      840,326       19.01      826,170       12.86
Exercised.......................    (866,241)      11.09     (281,692)       9.49      (94,806)       7.49
Forfeited.......................    (353,619)      16.85     (119,502)      14.25     (142,152)      10.89
                                  ----------               ----------               ----------
Outstanding at end of year......   3,101,604   $   16.28    2,642,554   $   13.24    2,203,422   $   10.60
                                  ----------               ----------               ----------
                                  ----------               ----------               ----------
Options exercisable at year-
  end...........................     908,495   $   13.01      927,968   $    9.83      650,046   $    7.78
                                  ----------               ----------               ----------
                                  ----------               ----------               ----------

    The following table summarizes information about fixed stock options outstanding at December 26, 1997:

                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        -------------------------------------  ------------------------
                                      WEIGHTED
                                       AVERAGE     WEIGHTED                  WEIGHTED
                          NUMBER      REMAINING     AVERAGE      NUMBER       AVERAGE
  RANGE OF EXERCISE     OUTSTANDING  CONTRACTUAL   EXERCISE    EXERCISABLE   EXERCISE
        PRICES          AT 12/26/97     LIFE         PRICE     AT 12/26/97     PRICE
----------------------  -----------  -----------  -----------  -----------  -----------
$0-$ 9.99...........        32,000         4.02    $    6.74       32,000    $    6.74
$10.00-$14.99.......       952,534         6.64        11.45      639,862        11.21
$15.00-$19.99.......     2,021,762         8.48        18.44      201,753        18.21
$20.00-$24.00.......        95,308         8.75        22.00       34,880        21.89
                        -----------  -----------  -----------  -----------  -----------
                         3,101,604         7.88    $   16.28      908,495    $   13.01
                        -----------  -----------  -----------  -----------  -----------
                        -----------  -----------  -----------  -----------  -----------

    The weighted average per share fair values of options granted under the Company's stock option plans during 1997, 1996 and 1995 were $3.90, $4.03 and $2.76, respectively. Had the fair value of the grants under these plans been recognized as compensation expense over the vesting period of the awards, compensation cost would have been increased by $2,896 ($2,039 after tax, $0.05 per share), $2,136 ($1,524 after tax, $0.05 per share) and $890 ($632 after tax, $0.02 per share) in 1997, 1996 and 1995, respectively.

    The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

                                                      DEC. 26, 1997    DEC. 27, 1996    DEC. 29, 1995
                                                     ---------------  ---------------  ---------------
Expected life......................................             2                2                2
Interest rate......................................          5.99%            5.94%            5.98%
Volatility.........................................         29.79%           30.30%           31.23%
Dividend Yield.....................................        --               --               --

SHAREHOLDER RIGHTS PLAN

    On February 17, 1994, the Company's Board of Directors adopted a shareholder rights plan to protect shareholders in the event of an unsolicited attempt to acquire the Company which is not believed by the

Board of Directors to be in the best interest of shareholders. Under the plan, a dividend of one right (a "Right") per share was declared and paid on each share of the Company's Common Stock outstanding on April 1, 1994. As to shares issued after such date, rights will automatically attach to them after their issuance.

    Under the plan, registered holders of each Right may purchase from the Company one one-hundredth of a share of a new class of the Company's Preferred Stock, $0.01 par value per share, at a price of $150.00, subject to adjustment, when the Rights become exercisable. The Rights become exercisable when a person or group of persons acquires 15% or more of the outstanding shares of the Company's Common Stock without the prior written approval of the Company's Board of Directors (an "Unapproved Stock Acquisition"), and after ten business days following the commencement of a tender offer that would result in an Unapproved Stock Acquisition. If a person or group of persons makes an Unapproved Stock Acquisition, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the Company's Common Stock having a market value equal to twice the exercise price of the Right. Following an Unapproved Stock Acquisition, if the Company is involved in a merger, or 50% or more of the Company's assets or earning power are sold, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the common stock of the acquiring company having a market value equal to twice the exercise price of the Right.

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

    The Company may redeem the Rights at a price of $0.01 per Right at any time prior to an Unapproved Stock Acquisition (and after such time in certain circumstances). The Rights expire on April 1, 2004, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share.

FINANCIAL INSTRUMENTS AND FAIR VALUES

    The Company had entered into variable to fixed interest rate swap agreements in the notional amount of $100,000 as of December 26, 1997. These agreements have expiration dates between 2000 and 2002. Under these agreements, the Company received an average variable rate of 5.8% and paid an average fixed rate of 6.2% during the twelve months ended December 26, 1997. The Company also has variable to variable interest rate swap agreements outstanding at December 26, 1997 with notional amounts of $225,693, which effectively convert interest from a LIBOR basis to a broader index and cap the Company's exposure to upward movement in rates at 8.5%. These agreements expire in 2002. Under these agreements, the Company received an average variable rate of 6.3% and paid an average variable rate of 5.4% during the twelve months ended December 26, 1997.

    Exposure to market risk on interest rate and foreign currency financial instruments results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to the Company's interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade A or better. The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value as stated below; the Company believes the risk of incurring losses due to credit risk is remote.

    The cost to terminate the outstanding interest rate swaps as of December 26, 1997 was $5,054. Book value at December 26, 1997 was a $287 receivable. The fair values of all other financial instruments, including debt, approximate their book values.

COMMITMENTS AND CONTINGENCIES

    Substantially all of the Company's operations are conducted in leased premises. Total lease expense for the years ended December 26, 1997, December 27, 1996 and December 29, 1995 was $19,085, $11,543 and $7,187, respectively.
Future minimum lease payments under non-cancelable leases as of December 26, 1997 are $15,527, $14,593, $12,140, $9,594, $5,747 in 1998, 1999, 2000, 2001 and
2002, respectively.

    Additionally, the Company had outstanding irrevocable letters of credit of approximately $37.8 million (same as fair value). These letters of credit, which expire in 1998, collateralize the Company's obligation under certain workers' compensation insurance programs.

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

GEOGRAPHIC INFORMATION

    The Company operates within one industry segment, providing employment services in the United States, Puerto Rico, Canada, The Netherlands, United Kingdom, France, Germany, Italy, Spain, Hong Kong, Singapore, Australia and New Zealand. Prior to April 18, 1997, when the Company acquired Michael Page, the Company's global interest was almost entirely in North America. For purposes of this disclosure the Company has grouped its operations into these regions: North America, Europe, and Asia Pacific.

    The table below provides information pertaining to the Company's operation by geographic area:

                                                       DEC. 26,      DEC. 27,      DEC. 29,
                                                         1997          1996          1995
                                                     ------------  ------------  ------------
Revenues:
  North America....................................   $1,357,093    $1,144,558    $  864,247
  Europe...........................................      214,930         2,593            --
  Asia Pacific.....................................       36,233            --            --
                                                     ------------  ------------  ------------
                                                      $1,608,256    $1,147,151    $  864,247
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------
Operating Profit:
  North America....................................   $   60,912    $   58,973    $   42,794
  Europe...........................................       34,963           435            --
  Asia Pacific.....................................        4,533            --            --
                                                     ------------  ------------  ------------
                                                         100,408        59,408        42,794
Interest Expense...................................       24,269         5,696           990
Gain on sale of HealthCare business/merger
  expenses.........................................       (5,300)        8,600            --
                                                     ------------  ------------  ------------
Earnings before income taxes.......................   $   81,439    $   45,112    $   41,804
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------
Identifiable Assets:
  North America....................................   $  465,367    $  512,490    $  424,489
  Europe...........................................      548,268            --            --
  Asia Pacific.....................................       78,099            --            --
                                                     ------------  ------------  ------------
                                                      $1,091,734    $  512,490       424,489
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------

QUARTERLY FINANCIAL DATA (UNAUDITED--AMOUNT IN THOUSANDS, EXCEPT PER SHARE
  AMOUNTS)

    The following is a tabulation of the quarterly results of operations for the years ended December 26, 1997 and December 27, 1996.

                                                          1997 QUARTER ENDED
                                 ---------------------------------------------------------------------
                                                     SEPT. 26, 1997      JUNE 27,
                                  DEC. 26, 1997           (a)              1997        MARCH 28, 1997
                                 ----------------    --------------    ------------    ---------------
Revenues......................   $  412,868          $  455,770        $422,833        $  316,785
Gross profit..................      134,331             153,414         141,958            97,440
Earnings before taxes.........       21,546              26,844          18,375            14,674
Income taxes..................        9,529              14,797           8,453             6,149
Net earnings (loss)...........       12,017              12,047           9,922             8,525
Basic earnings (loss) per
  share.......................         0.30                0.31            0.25              0.22
Diluted earnings (loss) per
  share.......................         0.29                0.30            0.25              0.21
Share price:
High..........................           31                  25 5/8          21 7/16           21 9/16
Low...........................           23 5/8              21 3/4          17 9/16           17 1/8

                                                           1996 QUARTER ENDED
                                 -----------------------------------------------------------------------
                                                                       JUNE 28, 1996
                                  DEC. 27, 1996      SEPT. 27, 1996         (b)           MAR. 29, 1996
                                 ----------------    --------------    --------------    ---------------
Revenues......................   $  306,527          $  294,711        $  281,188        $  264,725
Gross profit..................       94,521              91,160            86,684            78,997
Earnings before taxes.........       17,237              13,970             4,069             9,836
Income taxes..................        7,192               6,143             4,415             4,347
Net earnings (loss)...........       10,045               7,827              (346 )           5,489
Basic earnings (loss) per
  share.......................         0.27                0.25             (0.01 )            0.18
Diluted earnings (loss) per
  share.......................         0.26                0.25             (0.01 )            0.17
Share price:
High..........................           22 13/16            22                25 1/8            20 3/8
Low...........................           17                  18 1/4            17 3/8            17 1/8

------------------------

 (a) Includes pretax gain on sale of HealthCare business of $5,300 and taxes of $5,272.

 (b) Includes $8,600 pretax of Brandon merger expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in the registrant's principal accountants during the two most recent fiscal years or any subsequent interim time period.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company are:

NAME AND AGE                                                         POSITION
------------------------------  ----------------------------------------------------------------------------------
Raymond Marcy, 47.............  Chairman of the Board of Directors since August 1997; Chief Executive Officer since September 1991; President and a Director since November 1989; Chief
                                  Operating Officer from November 1989 until September 1991. Prior to joining the
                                  Company, Mr. Marcy served as Senior Vice President of Operations for Adia
                                  Services, Inc. ("Adia"), from 1980 through 1988. While retaining his position as
                                  Senior Vice President of Operations for Adia, from May 1988 until November 1989,
                                  Mr. Marcy was President and Chief Executive Officer of Nursefinders, Inc., the
                                  temporary nursing subsidiary of Adia.

Robert E. Livonius, 49........  Chief Operations Officer since February 1997, Executive Vice President since
                                  August 1993. Vice President, HealthCare Division from August 1991 to August
                                  1993. Prior to joining the Company, he served as Vice President-Field Operations for a division of NYNEX Corporation, from June 1986 through June 1991.

Roy G. Krause, 51.............  Executive Vice President and Chief Financial Officer since October 1995. Prior to joining the Company, he served as Executive Vice President of HomeBank Federal
                                  Savings Bank and HomeBank Mortgage Corporation from November 1980 to September
                                  1995.

Ronald de Heer, 55............  Executive Vice President, European Operations since September 1996. Prior to joining the Company he served as Managing Director for Adia Personnel for nearly
                                  10 years in Holland, Belgium and Luxembourg.

John B. Smith, 58.............  Senior Vice President since January 1980; Legal Counsel and Secretary since
                                  January 1965; Director from January 1969 until May 1995.

Mark Dermott, 41..............  Vice President (Commercial Franchise and License Operations) since July 1997.
                                  Regional Vice President (HealthCare Branch Operations) from July 1993 to July
                                  1997. Vice President (Training) Talent Tree Personnel from June 1992 to July
                                  1993. Held other positions with Talent Tree Personnel from January 1989 to July
                                  1993.

Robert Evans, 54..............  Vice President/Chief Information Officer since May 1996. Prior to joining the
                                  Company he served in several executive positions with AT&T including Vice
                                  President Customer Care Strategy and Reengineering, Chief Technology Officer,
                                  Chief Information Officer and General Manager of the Consumer interactive
                                  Services business unit.

Richard Gorman, 55............  Vice President (Marketing) since May 1991. Prior to joining the Company, he served as Vice President of Marketing for Interim Systems Corporation, from February
                                  1988 to May 1991.

Gary Peck, 45.................  President (Commercial Staffing Group) since August 1997. Vice President
                                  (Commercial Branch Operations) from January 1995 to August 1997; Vice President
                                  (Special Services) from August 1991 to December 1994. Prior to joining the
                                  Company, he served as Senior Vice President for Talent Tree Services, Inc., from
                                  August 1988 to August 1991.

NAME AND AGE                                                         POSITION
------------------------------  ----------------------------------------------------------------------------------
Mark W. Smith, 35.............  Vice President (Finance) since June 1997. Prior to joining the Company, he served as Group Director--Financial Planning, Ryder Integrated Logistics, Inc. from
                                  October 1996 to June 1997. Assistant Corporate Controller, Ryder System Inc.
                                  from October 1993 to September 1996. He held other positions with Ryder System
                                  Inc. from February 1990 to September 1993.

Shannon C. Allen, 31..........  Treasurer since May 1997. Assistant Treasurer from October 1994 to May 1997. Prior to joining the Company, she served as Senior Financial Analyst in the Treasury and Corporate Finance Department at W. R. Grace & Co., Inc. from April 1992 to
                                  October 1994. From August 1988 to September 1991 she worked in Corporate Finance at Kidder, Peabody & Co., Incorporated.

    The information required by items 11, 12 and 13 of this Part III is omitted because, no later than 120 days from December 26, 1997, the Company will file and distribute its definitive proxy statement containing the information required by Part III. Such omitted information is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1)  FINANCIAL STATEMENTS

    The following consolidated financial statements of Interim Services Inc. and subsidiaries are filed as part of this Report:

                                                                                            PAGE
                                                                                            -----
Independent Auditors' Report...........................................................          22
Consolidated Statements of Earnings....................................................          23
Consolidated Balance Sheets............................................................          24
Consolidated Statements of Stockholders' Equity........................................          25
Consolidated Statements of Cash Flows..................................................          26
Notes to Consolidated Financial Statements.............................................          27

    (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as part of this Report:

Schedule II--Valuation and Qualifying Accounts........................          47

    Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

    (3) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

  EXHIBIT
  NUMBER                                                   EXHIBIT NAME
-----------  --------------------------------------------------------------------------------------------------------

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

       4.5   Amendment No. 2 to Rights Agreement dated February 25, 1997 between the registrant and ChaseMellon
               Shareholder Services L.L.C., filed as Exhibit 4.1(B) to the registrant's Form 10-Q for the quarter ended March 28, 1997, is incorporated herein by reference.

  EXHIBIT
  NUMBER                                                   EXHIBIT NAME
-----------  --------------------------------------------------------------------------------------------------------
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

       4.8   Certificate of Increase of Shares Designated as Participating Preferred Stock, filed as Exhibit 2.2 to the Corporation's Form 8-A/A2, dated November 3, 1997, is incorporated herein by reference.

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

      10.8   Second Amended and Restated Credit Agreement of Interim Services Inc. dated as of January 15, 1997, filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarter ending March 28, 1997, is incorporated herein by reference.

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

  EXHIBIT
  NUMBER                                                   EXHIBIT NAME
-----------  --------------------------------------------------------------------------------------------------------
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

      10.15  The Interim Services Inc. Outside Directors Compensation Plan filed as Exhibit 10.15 to the registrants
               Form 10-Q for the quarter ending September 26, 1997 is incorporated herein by reference.

      10.16  The registrant's 1997 Stock Purchase Assistance Plan for executives of the Registrant is filed herewith as Exhibit 10.16.

      10.17  Amendment Agreement No. 1, dated as of June 1, 1997, to the Credit Agreement dated as of May 1, 1997, by and among Interim Services Inc. and NationsBank is filed herewith as Exhibit 10.17.

      11.    See "Earnings Per Share" in the Notes to Consolidated Financial Statements included at page 26 herein.

      21.    Subsidiaries of Registrant

      23.1   Consent of Deloitte & Touche LLP

      27.    Financial Data Schedule

    (b) REPORTS ON FORM 8-K

    During the last quarter of the period covered by this report, a report on Form 8-K dated September 26, 1997 was received by the SEC on October 13, 1997. The Report was filed under Item 2 of Form 8-K.

    (c) EXHIBITS FILED WITH THIS FORM

  EXHIBIT
  NUMBER                                               EXHIBIT NAME                                                PAGE
-----------  -------------------------------------------------------------------------------------------------     -----

      10.16  The 1997 Stock Purchase Assistance Plan for executives of the Registrant.                                   *

      10.17  Amendment Agreement No. 1, dated as of June 1, 1997, to the Credit Agreement dated as of May 1,             *
               1997 by and among Interim Services Inc. and NationsBank.

      21.    Subsidiaries of Registrant                                                                                 48

      23.1   Consent of Deloitte & Touche LLP                                                                            *

      27.    Financial Data Schedule                                                                                     *

* Filed herewith.

    (d) OTHER FINANCIAL STATEMENTS

    There were no other financial statements of the type described in subparagraph (d) of item 14 of IV required to be filed herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERIM SERVICES INC.

February 27, 1998               By:              /s/ RAYMOND MARCY
                                     -----------------------------------------
                                         Raymond Marcy, CHAIRMAN, PRESIDENT
                                            AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                       TITLE                      DATE
------------------------------  --------------------------  ----------------------

     /s/ STEVEN S. ELBAUM
------------------------------  Director
       Steven S. Elbaum                                            2/27/98

      /s/ WILLIAM EVANS
------------------------------  Director
        William Evans                                              2/27/98

     /s/ JEROME GROSSMAN
------------------------------  Director
       Jerome Grossman                                             2/26/98

     /s/ CINDA A. HALLMAN
------------------------------  Director
       Cinda A. Hallman                                             2/6/98

     /s/ J. IAN MORRISON
------------------------------  Director
       J. Ian Morrison                                             2/25/98

    /s/ A. MICHAEL VICTORY
------------------------------  Director
      A. Michael Victory                                           2/25/98

          SIGNATURE                       TITLE
------------------------------  --------------------------

                                Chairman, President, Chief
      /s/ RAYMOND MARCY           Executive Officer and
------------------------------    Director (principal
        Raymond Marcy             executive officer)

                                Executive Vice President
      /s/ ROY G. KRAUSE           and Chief financial
------------------------------    Officer (principal
        Roy G. Krause             financial officer)

      /s/ MARK W. SMITH         Vice President Finance
------------------------------    (principal accounting
        Mark W. Smith             officer)

                    (Signed as to each on February 27, 1998)

                     INTERIM SERVICES INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                           COLUMN C
                                                        COLUMN B          ADDITIONS                        COLUMN E
                                                      -----------  ------------------------               -----------
                      COLUMN A                        BALANCE AT   CHARGED TO   CHARGED TO    COLUMN D    BALANCE AT
----------------------------------------------------   BEGINNING    COSTS AND      OTHER     -----------    END OF
                    DESCRIPTION                        OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIODS
----------------------------------------------------  -----------  -----------  -----------  -----------  -----------
YEAR (52/53 WEEKS) ENDED DECEMBER 29, 1995

Allowance for doubtful accounts.....................   $  (1,602)   $  (1,638)   $      --    $   1,064    $  (2,176)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
Accumulated Amortization:
  Goodwill..........................................   $ (26,471)      (6,021)                      (26)   $ (32,518)
  Tradenames........................................        (190)         (61)                       --         (251)
  Other.............................................      (2,128)        (802)          --           --       (2,930)
                                                      -----------  -----------  -----------  -----------  -----------
                                                       $ (28,789)   $  (6,884)   $      --    $     (26)   $ (35,699)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
YEAR (52/53 WEEKS) ENDED DECEMBER 27, 1996

Allowance for doubtful accounts.....................   $  (2,176)   $  (2,445)   $      --    $   1,598    $  (3,023)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
Accumulated Amortization:
  Goodwill..........................................   $ (32,518)      (8,241)         (34)          15    $ (40,778)
  Tradenames........................................        (251)         (58)          --                      (309)
  Other.............................................      (2,930)        (503)        (104)          --       (3,537)
                                                      -----------  -----------  -----------  -----------  -----------
                                                       $ (35,699)   $  (8,802)   $    (138)   $      15    $ (44,624)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
YEAR (52/53 WEEKS) ENDED DECEMBER 26, 1997

Allowance for doubtful accounts.....................   $  (3,023)      (4,863)   $  (2,274)   $   4,931    $  (5,229)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
Accumulated Amortization:
  Goodwill..........................................   $ (40,778)   $ (14,193)   $    (117)   $  14,686    $ (40,402)
  Tradenames........................................        (309)      (3,877)         (67)         111       (4,142)
  Other.............................................      (3,537)        (422)          --        1,259       (2,700)
                                                      -----------  -----------  -----------  -----------  -----------
                                                       $ (44,624)   $ (18,492)   $    (184)   $  16,056    $ (47,244)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

                                                                      EXHIBIT 21

                     SUBSIDIARIES OF INTERIM SERVICES INC.

    Following is a list of the direct and indirect subsidiaries of Interim Services Inc. a Delaware corporation. All active subsidiaries do business under their corporate name listed below, or close derivatives thereof, except where indicated otherwise:

Interim Accounting Personnel Inc....................................  Texas (1)

Interim Career Services Inc.........................................  Delaware (1)

Interim Financial Corporation.......................................  Delaware (1)

Interim HealthCare of New York Inc..................................  New York (1)

Interim Legal Services Inc..........................................  Florida (1)

Interim Personnel Inc...............................................  Florida (1)

Interim Real Estate Solutions Inc...................................  Florida (1)

Interim Services (Canada) Ltd.......................................  Canada (1)(14)

Interim Services (Europe) Inc.......................................  Delaware (1)

Interim Technology Inc..............................................  Florida (1)

Interim Technology (UK) Limited.....................................  United Kingdom (1)

Interim Temporary Personnel Inc.....................................  Florida (1)

Michael Page International Inc......................................  Delaware (1)

Rich Field Agency, Inc..............................................  Florida (1)

Spectrum Financial Corporation......................................  Delaware (1)

Spectrum Insurance Company Ltd......................................  Cayman Islands (1)

Systemp, Inc........................................................  Delaware (1)(14)

Cornell Computer Corp. d/b/a Interim Technology.....................  Arizona (2)

Interim Technology (Asia) Pte Ltd...................................  Singapore (2)

Interim Services Worldwide Holding B.V..............................  Netherlands (3)

Interplan Uitzenbureau Voor Kantoorpersoneel B.V. d/b/a Interim
  Uitzenbureau......................................................  Netherlands (4)

Interplan Uitzenbureau Voor Technisch & Industriel Personeel B.V.
  d/b/a Interim Uitzenbureau........................................  Netherlands (4)

Allround Data B.V. d/b/a Interim Uitzenbureau.......................  Netherlands (4)

Allround Industrie B.V. d/b/a Interim Uitzenbureau..................  Netherlands (4)

Allround Registratie B.V. d/b/a Interim Uitzenbureau................  Netherlands (4)

Allround Uitzenburo B.V. d/b/a Interim Uitzenbureau.................  Netherlands (4)

Michael Page Group Plc..............................................  United Kingdom (3)

Interim On-Premise Ltd..............................................  United Kingdom (5)

Michael Page Recruitment Group Ltd..................................  United Kingdom (5)

Michael Page Holdings Ltd...........................................  United Kingdom (6)

Michael Page Partnership Ltd........................................  United Kingdom (7)(14)

Accountancy Additions Ltd...........................................  United Kingdom (8)

Michael Page International Holdings Ltd.............................  United Kingdom (8)(14)

Michael Page UK Ltd.................................................  United Kingdom (8)

Michael Page Ltd....................................................  Singapore (9)

LPM Professional Recruitment Ltd....................................  United Kingdom (9)(14)

The Page Partnership................................................  United Kingdom (9)

Sales Recruitment Specialist Ltd....................................  United Kingdom (9)

Questor International Ltd...........................................  United Kingdom (9)

Michael Page International (Italia) SRL.............................  Italy (10)

Michael Page International (Espana) SA..............................  Spain (10)

Michael Page International (France) SA..............................  France (10)

Page Interim SA.....................................................  Spain (10)

Michael Page International (Australia) Pty Ltd......................  Australia (10)

Michael Page International (Deutschland) GmbH.......................  Germany (10)

Michael Page International (Hong Kong) Ltd..........................  Hong Kong (10)

Michael Page International (Nederland) B.V..........................  Netherlands (10)

Page Interim SA.....................................................  France (11)

Page Interim (East) EURL............................................  France (12)

Page Interim (West) EURL............................................  France (12)

Business Interim EURL...............................................  France (12)

Compagnie Du Recrutor EURL..........................................  France (13)

Societe Des Nouveaux Recruteurs EURL................................  France (13)

Michael Page Advertising SA.........................................  France (13)

Michael Page Services EURL..........................................  France (13)

------------------------

NOTES TO SUBSIDIARIES OF INTERIM SERVICES INC.:

 1. Subsidiary of Interim Services Inc.

 2. Subsidiary of Interim Technology Inc.

 3. Subsidiary of Interim Services (Europe) Inc.

 4. Subsidiary of Interim Services Worldwide Holding B.V.

 5. Subsidiary of Michael Page Group Plc

 6. Subsidiary of Michael Page Recruitment Group Ltd.

 7. Subsidiary of Michael Page Holdings Ltd.

 8. Subsidiary of Michael Page Partnership Ltd.

 9. Subsidiary of Michael Page (UK) Ltd.

 10. Subsidiary of Michael Page International Holdings Ltd.

 11. Subsidiary of LP Professional Recruitment Ltd.

 12. Subsidiary of Page Interim SA (France)

 13. Subsidiary of Michael Page International (France) SA

 14. Inactive

 15. The above list of subsidiaries excludes 2 subsidiaries of Michael Page Partnership Ltd., 2 subsidiaries of Michael Page Ltd. and 4 subsidiaries of Michael Page International Holdings Ltd., all of which are inactive and not "significant subsidiaries".