Form 10-Q
period 1998-03-27
INTERIM SERVICES INC
filed 1998-05-05
CIK 914536

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549
                               ______________________

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

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

The number of shares outstanding of the registrant's Common Stock, $0.0l par value, at April 24, 1998 was 40,020,976 shares.

                                  TABLE OF CONTENTS

PART I  Financial Information
        Item 1. Financial Statements                                       Page
                                                                           ----
        Consolidated Statements of Earnings
          Quarter Ended March 27, 1998 and March 28, 1997 . . . . . . . .     1

        Consolidated Balance Sheets
          March 27, 1998 and December 26, 1997  . . . . . . . . . . . . .     2

        Consolidated Statements of Cash Flows
          Quarter Ended March 27, 1998 and March 28, 1997 . . . . . . . .     3

        Notes to Consolidated Financial Statements  . . . . . . . . . . .     4



        Item 2.
        Management's Discussion and Analysis of Results of Operations
          and Financial Condition  . . . . . . . . . . . . . . . . . . . .     5



PART II Other Information

        Item 4.
        Matters Submitted to a Vote of Security Holders. . . . . . . . . .     7

        Item 5.
        Other Information
        Proforma Condensed Consolidated Statement of Earnings. . . . . . .     7

        Item 6.
        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .    10



ITEM 1.  FINANCIAL STATEMENTS


                                INTERIM SERVICES INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
             (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        QUARTER ENDED
                                                 --------------------------
                                                   MARCH 27,      MARCH 28,
                                                     1998           1997
                                                 -----------    -----------
Revenues                                         $   416,191    $   316,785
Cost of services                                     276,673        219,345
                                                 -----------    -----------
   Gross profit                                      139,518         97,440
                                                 -----------    -----------


Selling, general and
   administrative expenses                            95,977         70,779
Licensee commissions                                  11,607          9,428
Amortization of intangibles                            5,321          2,284
Interest expense                                       7,700            275
                                                 -----------    -----------
                                                     120,605         82,766
                                                 -----------    -----------

   Earnings before income taxes                       18,913         14,674

Income taxes                                           8,360          6,149
                                                 -----------    -----------

   Net earnings                                  $    10,553    $     8,525
                                                 -----------    -----------
                                                 -----------    -----------


Basic earnings per share                         $      0.26    $      0.22
                                                 -----------    -----------
                                                 -----------    -----------
Diluted earnings per share                       $      0.26    $      0.21
                                                 -----------    -----------
                                                 -----------    -----------

Basic weighted average shares outstanding             39,886         39,032
                                                 -----------    -----------
                                                 -----------    -----------
Diluted weighted average shares outstanding           40,828         39,812
                                                 -----------    -----------
                                                 -----------    -----------


                   See notes to Consolidated Financial Statements.

                                INTERIM SERVICES INC.
                             CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   MARCH 27,   DECEMBER 26,
                                                     1998          1997
                                                 -----------   ------------
                  ASSETS
Current Assets:
   Cash and cash equivalents                     $    24,579    $    15,570
   Receivables, less allowance for doubtful
      accounts of $6,171 and $5,229                  252,853        230,947
   Insurance deposits                                 25,679         23,974
   Other current assets                               39,472         37,610
                                                 -----------    -----------
   TOTAL CURRENT ASSETS                              342,583        308,101
Goodwill, net                                        531,763        475,656
Tradenames and other intangibles, net                218,904        219,472
Property and equipment, net                           69,862         65,475
Other assets                                          19,939         23,030
                                                 -----------    -----------
                                                 $ 1,183,051    $ 1,091,734
                                                 -----------    -----------
                                                 -----------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt             $    33,895    $    33,827
   Accounts payable and other accrued expenses        83,113         86,489
   Accrued salaries, wages and payroll taxes          74,486         65,256
   Accrued self-insurance losses                      27,543         28,466
   Accrued income taxes                               18,302         20,853
                                                 -----------    -----------
   TOTAL CURRENT LIABILITIES                         237,339        234,891
Long-Term Debt                                       453,248        379,197
Deferred Tax Liability                                 3,765          4,054
Stockholders' Equity:
   Preferred stock, par value $.01 per share;
      authorized, 2,500,000 shares; none issued
      or outstanding                                     -              -
   Common stock, par value $.01 per share;
      authorized, 50,000,000 shares;
      outstanding, 39,976,969 and 39,745,761             400            397
   Additional paid-in capital                        263,183        260,067
   Retained earnings                                 217,014        206,461
   Cumulative translation adjustment                   8,102          6,667
                                                 -----------    -----------
   TOTAL STOCKHOLDERS' EQUITY                        488,699        473,592
                                                 -----------    -----------
                                                 $ 1,183,051    $ 1,091,734
                                                 -----------    -----------
                                                 -----------    -----------


                   See notes to Consolidated Financial Statements.

                                INTERIM SERVICES INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN THOUSANDS)



                                                                       QUARTER ENDED
                                                                --------------------------
                                                                  MARCH 27,      MARCH 28,
                                                                    1998           1997
                                                                (unaudited)
                                                                -----------    -----------
Cash Flows from Operating Activities:
   Net earnings                                                 $    10,553    $     8,525
   Adjustments to reconcile net earnings to net cash
      from operating activities:
     Depreciation and amortization                                    9,818          5,665
     Deferred income tax provision (benefit)                            290            (20)
   Changes in assets and liabilities, net of effect of
      acquisitions:
         Receivables                                                (14,837)       (16,535)
         Other assets                                                  (586)        (8,466)
         Accounts payable and accrued liabilities                    (4,275)        18,928
         Other                                                         (175)           (82)
                                                                -----------    -----------
         Net Cash Provided by Operating Activities                      788          8,015
                                                                -----------    -----------
Cash Flows from Investing Activities:
   Acquisitions, net of cash acquired                               (60,091)      (118,725)
   Capital expenditures                                              (6,905)        (6,708)
   Net proceeds from sale of marketable securities                      -            7,499
                                                                -----------    -----------
         Net Cash Used in Investing Activities                      (66,996)      (117,934)
                                                                -----------    -----------

Cash Flows from Financing Activities:
   Debt proceeds                                                     73,199         93,300
   Other                                                              2,018          1,507
                                                                -----------    -----------
         Net Cash Provided by Financing Activities                   75,217         94,807
                                                                -----------    -----------

   Increase/(decrease) in cash and cash equivalents                   9,009        (15,112)

Cash and cash equivalents, beginning of period                       15,570         18,938
                                                                -----------    -----------

Cash and cash equivalents, end of period                        $    24,579    $     3,826
                                                                -----------    -----------
                                                                -----------    -----------



                    See notes to Consolidated Financial Statements

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements of Interim Services Inc. and subsidiaries (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the Company's financial statements and notes thereto for each of the three years in the period ended December 26, 1997 included in the Company's Annual Report on Form 10-K.

     The interim consolidated financial statements for the three months ended March 27, 1998 and March 28, 1997 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Results for the three months ended March 27, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 25, 1998.


2.   Earnings Per Share

     Basic earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding during the period.

     Diluted earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding and the dilutive impact of common stock equivalents, primarily stock options. The dilutive impact of common stock equivalents is determined by applying the treasury stock method.


3.   New Accounting Standard

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report, as comprehensive income all changes in equity during a period, except those resulting from investment by owners and distribution to owners. Comprehensive income totaled $12.0 million for the three months ended March 28, 1997, which is comprised of net income of $10.6 million and foreign currency translation adjustments of $1.4 million.


4.   Subsequent Event

     On April 23, 1998 the Company filed registration statements on Form S-3 with the Securities Exchange Commission ("SEC") in connection with a proposed public offering of 7,000,000 shares of common stock and a proposed sale of $150,000,000 aggregate principal amount of convertible subordinated debt. The registration statements relating to these securities have been filed with the SEC but have not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. Proceeds from the offering will be used to reduce existing bank debt and for general corporate purposes, including strategic acquisitions.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 27, 1998 COMPARED TO QUARTER ENDED MARCH 28, 1997

Revenues increased 31.4% to $416.2 million from $316.8 million last year. The Company operated through two divisions in 1997, Commercial and HealthCare. The HealthCare business was sold at the end of the third quarter of 1997. Excluding revenues from the HealthCare division, revenues increased 61.9% to $416.2 million from $257.1 million. Professional Services revenue increased 132.2% reflecting strong internal growth, primarily in Information Technology services ("IT"); the acquisitions of Michael Page Group PLC ("Michael Page") in April 1997 and AimExecutive Holdings, Inc. ("AIM") in March 1997; and several smaller acquisitions in the first quarter of 1998 ("other acquisitions"). Commercial Staffing revenues increased 20.4% reflecting the continued expansion of the Interim On-Premise program, increased demand for traditional commercial staffing services and the acquisition of Crone Corkill Group, PLC, a UK-based Commercial Staffing company in March 1998.

Gross profit increased 43.2% to $139.5 million compared with $97.4 million a year ago. Gross profit margin increased to 33.5% from 30.8% last year. This increase was principally due to an increase in the amount of Professional Services revenue as a percentage of total revenues. Excluding HealthCare, Professional Services revenue represented 37.5% of 1997 total revenue compared with 53.5% of total revenue in 1998. Professional Services generate higher gross profit rates than Commercial Staffing. In addition, higher pricing in IT helped to increase the gross profit rate in 1998.

Selling, general and administrative expenses increased 35.6% to $96.0 million from $70.8 million last year. Selling, general and administrative expenses as a percentage of revenues were 23.1% compared with 22.3% a year ago. Higher expenses resulted from the growth of Professional Services as these businesses have higher selling, general and administrative costs as a percentage of revenues compared with Commercial Staffing.

Licensee commissions increased 23.1% to $11.6 million from $9.4 million last year. Licensee commissions as a percent of revenues decreased to 2.8% from 3.0% due to branch revenues growing at a faster rate than licensee revenues.

Amortization expense increased 133% from $2.3 million to $5.3 million reflecting the increase in intangible assets arising from acquisitions, primarily Michael Page.

Interest expense increased to $7.7 million from $0.3 million last year. This resulted from increased borrowings for acquisitions, primarily Michael Page. The Company had average borrowings outstanding during the first quarter of 1998 of $444.4 million at an average rate of interest, including the affects of interest rate swaps of 7.2% versus $18.5 million outstanding during the first quarter of 1997 at an average rate of interest of 7.5%.

The effective tax rate for the first quarter of 1998 was 44.2% versus 41.9% last year. This increase in the effective tax rate results from higher levels of non-deductible intangible amortization in 1998 resulting from the Michael Page acquisition.

Net earnings for the quarter increased 23.8% to $10.6 million, or $0.26 per diluted share, compared with $8.5 million, or $0.21 per diluted share last year. This represents a 23.8% increase in per share earnings. The weighted average number of shares used in the per share calculation (as adjusted for the dilutive impact of common stock equivalents) increased to 40,828,000 from 39,812,000 last year.

FINANCIAL CONDITION

Net cash provided by operating activities was $0.8 million and $8.0 million in the first quarter of 1998 and 1997, respectively. Lower cash flow from operating activities in 1998 resulted primarily from a reduction in accounts payable and accrued liabilities during 1998 compared with an increase in 1997. The increase in 1997 was partially offset by higher other assets due to the increase in a long-term receivable associated with a new major customer contract. The decrease in 1998 resulted from the timing of the Company's 1997 fiscal year-end, and tax and annual incentive payments in the first quarter of 1998.

Investing activities used $67.0 million and $117.9 million in the first quarter of 1998 and 1997, respectively, primarily relating to acquisitions. In the first quarter of 1998 the Company acquired several Professional Services businesses in the accounting, banking and finance area and a large UK-based commercial staffing company. In the first quarter of 1997, the Company acquired AIM and funded the initial investment in Michael Page.

Cash provided by financing activities was $75.2 million in the first quarter. Proceeds from debt of $73.2 million were primarily used to fund acquisitions.

On April 23, 1998 the Company filed registration statements on Form S-3 with the Securities Exchange Commission ("SEC") in connection with a proposed public offering of 7,000,000 shares of common stock and proposed $150,000,000 aggregate principal amount of convertible subordinated debt. The registration statements relating to these securities have been filed with the SEC but have not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. Proceeds from the offering will be used to reduce existing bank debt and for general corporate purposes, including strategic acquisitions.

PART II - OTHER INFORMATION

ITEM 4. - There were no matters submitted to a vote of security holders for a vote during the period covered by this report.

ITEM 5. - Other Information

          The historical statements of earnings as filed in this Form 10-Q Item
          1. reflect the operations of the acquisitions in 1997 from their respective dates of acquisitions and include the results of operations of the healthcare business that was sold on September 26, 1997. The pro forma condensed consolidated statement of earnings of the Company reflect the divestiture of its wholly owned subsidiaries, IHI and IHNY (the "HealthCare Business"), and include acquisitions consummated in 1997, including the acquisition of Michael Page Group PLC ("Michael Page"), and Aim Executive Holdings, Inc., Interim Accounting Professionals of San Diego, Interim Personnel of Yakima, Inc., Thompson and Thompson, Inc., Centex Personnel Pool, Inc., Mainstream Access, Inc., Interim Personnel of Hampton Roads, L.C., Employment Connection of Duluth, Inc., Interim Personnel of Columbia, Inc., Interim Personnel of Piedmont, Inc., Interim Personnel of the Upstate, Inc., Interim Personnel of Spartanburg, Inc., Interim Personnel of Wichita, Inc., Interim Personnel of Sebring, Inc., ("Other Acquisitions") and is filed herewith.


                               INTERIM SERVICES INC.
                          PRO FORMA CONDENSED CONSOLIDATED
                               STATEMENTS OF EARNINGS

          The following pro forma condensed consolidated statement of earnings of the Company for the three months ended March 28, 1997 are based on historical financial statements of the Company and have been adjusted to reflect the acquisition of Michael Page and Other Acquisitions, and the sale of the Company's HealthCare Business in each case as if such events had occurred as of December 28, 1996.

          On September 26, 1997, Interim completed the sale of substantially all of its HealthCare Business. The consummation of the sale of Interim HealthCare of New York, Inc. has been postponed pending approval by the New York State regulators but is reflected in the following pro forma financial information as being sold.

          The pro forma condensed consolidated statement of earnings does not purport to represent the actual financial position or results of operations of the Company had the transactions assumed therein in fact occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. The pro forma condensed consolidated financial information is based on certain assumptions and adjustments described in the notes hereto and should be read in conjunction therewith.

                                INTERIM SERVICES INC.
                PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                         FOR THE THREE MONTHS ENDED MARCH 28, 1997

                             -------------------------------------------------------------------------------------------------------
                                                                                           ACQUISITIONS                  PRO FORMA
                                            PRO FORMA EFFECT                 -----------------------------------------      AFTER
                                             OF HEALTHCARE     PRO FORMA                                                DISPOSITION
                               HISTORICAL       BUSINESS         AFTER         MICHAEL        OTHER        PRO FORMA         AND
                                 INTERIM      DISPOSITION     DISPOSITION      PAGE d)       ACQS. d)     ADJUSTMENTS   ACQUISITIONS
                             ------------ ---------------- ----------------- ----------   -------------  -------------  ------------
Revenues                       $ 316,785    $   (59,729)a)     $ 257,056      $  63,544      $  22,088    $             $ 342,688
Cost of services                 219,345        (35,328)a)       184,017         31,844         13,459                    229,320
                              ----------    -----------        ---------     ----------     ----------   -----------   ----------
  Gross Profit                    97,440        (24,401)          73,039         31,700          8,629                    113,368
                              ----------    -----------        ---------     ----------     ----------   -----------   ----------


Selling, general
  and administrative expenses     70,779        (19,283)a)        51,496         20,894          5,782           292 e)    78,464
Licensee commissions               9,428           (212)a)         9,216            -                0          (292)e)     8,924
Amortization of intangibles        2,284           (579)a)         1,705            -                0         3,378 f)     5,083
Interest expense                     275         (1,763)b)        (1,488)          (803)             0        10,458 g)     8,167
                              ----------    -----------        ---------     ----------     ----------   -----------   ----------
                                  82,766        (21,837)          60,929         20,091          5,782        13,836      100,638
                              ----------    -----------        ---------     ----------     ----------   -----------   ----------


  Earnings before taxes           14,674         (2,564)          12,110         11,609          2,847       (13,836)      12,730

Income taxes                       6,149         (1,161)c)         4,988          4,173            -          (2,551)h)     6,610
                              ----------    -----------        ---------     ----------     ----------   -----------   ----------


  Net earnings                 $   8,525    $    (1,403)       $   7,122      $   7,436      $   2,847    $  (11,285)   $   6,120
                              ----------    -----------        ---------     ----------     ----------   -----------   ----------
                              ----------    -----------        ---------     ----------     ----------   -----------   ----------

Diluted earnings per share         $0.21                                                                                    $0.15
                              ----------                                                                               ----------
                              ----------                                                                               ----------

Diluted weighted
  average shares outstanding      39,812                                                                                  39,812
                              ----------                                                                              ----------
                              ----------                                                                              ----------



         SEE NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION.

                                INTERIM SERVICES INC.
                      NOTES TO PRO FORMA CONDENSED CONSOLIDATED
                                STATEMENTS OF EARNINGS

a) To eliminate the results of operations of the healthcare business. A portion of the eliminated selling, general and administrative costs reflect corporate expenses that have been transferred to the healthcare business or that will be eliminated. These corporate expenses reflect management's best estimate of the costs no longer expected to be incurred by Interim subsequent to the disposition of the healthcare business.

b) To reduce interest expense, due to the reduction of debt, from cash flows generated by the sale.

c) To reflect the aggregate tax benefit of eliminating the healthcare business and reducing borrowings.

d) Reflects the historical financial statements of the acquired companies. Michael Page's financial statements have been adjusted for differences between U.S. and U.K. Generally Accepted Accounting Principles. Michael Page's statement of income has been translated into U.S. dollars using average exchange rates for the period.

e) To eliminate licensee commissions as a result of the repurchase of several Interim license operations.

f) To reflect amortization of goodwill and other intangibles generated by the acquisitions on a straight-line basis over a weighted average life of 40 years.

g) To reflect the pro forma effect of interest on the additional borrowings used to fund the acquisitions. Interest on the credit facilities is computed at LIBOR plus 85 basis points.

h) To reflect the aggregate tax benefit associated with the pro forma adjustments to the statement of earnings.

(a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

    Exhibit
    Number                            Exhibit Name
    -------                           ------------

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

    10.1 1994 Stock Option Plan for Franchisees, Licensees and Agents, as amended, filed as Exhibit 10.4A to the registrant's Form S-3, filed on July 12, 1995, is incorporated herein by reference.

    10.2 Tax Sharing Agreement dated October 1993, by and between H&R Block, Inc. and Interim Services Inc. filed as Exhibit 10.5 to the registrant's Form S-1 dated November 5, 1993, is incorporated herein by reference.

    10.3 Indemnification Agreement dated January 1, 1994, by and between Interim Services Inc. and H&R Block, Inc., filed as Exhibit 10.8 to the registrant's Form S-1 dated November 5, 1993, is incorporated herein by reference.

    10.4 Employment Agreement dated as of May 1, 1994, by and between Interim Services Inc. and Raymond Marcy, filed as Exhibit 10(L) to the registrant's Form 10-K for the fiscal year ended December 30, 1994, is incorporated herein by reference.

    10.5 Second Amended and Restated Credit Agreement of Interim Services dated as of January 15, 1997, filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarter ending March 28, 1997, is incorporated herein by reference.

    10.6 Credit Agreement between Interim Services Inc. and NationsBank dated as of May 1, 1997, filed as Exhibit 10.11 to the registrant's Form 10-Q for the quarter ending March 28, 1997, is incorporated herein by reference.

    10.7 Recommended Cash Offer dated March 14, 1997, by J.P. Morgan on behalf of Interim Services (UK) PLC, a wholly-owned subsidiary of Interim Services Inc., for Michael Page Group PLC filed as
              Exhibit 10.12 to the registrant's Form 10-Q for the quarter ending June 27, 1997, is incorporated herein by reference.

    10.8 Interim Services Inc. 1997 Long Term Executive Compensation and Outside Directors Stock Option Plan, filed as Exhibit I to the registrant's Proxy Statement dated April 10, 1997, is incorporated herein by reference.

    10.9 Interim Services Inc. Incentive Plan for 162(m) Executives, filed as Exhibit III to the registrant's Proxy Statement dated April 10, 1997, is incorporated herein by reference.

    10.10 Restated Stock Purchase Agreement, dated September 26, 1997 among Interim Services Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P., filed as Exhibit 2.1 to the registrant's Form 8-K dated September 26, 1997 and filed October 13, 1997, is incorporated herein by reference.

    10.11 The Deferred Compensation Plan of Interim Services Inc., filed as Exhibit 4.1 to the registrant's Form S-8 filed on July 23, 1997, is incorporated herein by reference.

    10.12 The Interim Services Inc. Outside Directors Compensation Plan filed as Exhibit 10.15 to the registrants Form 10-Q for the quarter ending September 26, 1997 is incorporated herein by reference.

    10.13 The 1997 Stock Purchase Assistance Plan for executives of the Registrant filed as Exhibit 10.16 to the registrant's Form 10K for the fiscal year ended December 26, 1997 is incorporated herein by reference.

    10.14 Amendment Agreement No. 1, dated as of June 1, 1997, to the Credit Agreement dated as of May 1, 1997, by and among Interim Services Inc. and NationsBank is incorporated herein by reference.

    27.       Financial Data Schedule


(b)  REPORTS ON FORM 8-K


     During the quarter covered by this report, no reports on Form 8-K were filed.

(c)  EXHIBITS FILED WITH THIS FORM

          Exhibit
          Number                 Exhibit Name                     Page
          ------                 ------------                     ----

          27.        Financial Data Schedule

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              INTERIM SERVICES INC.
                                              ---------------------
                                                  (Registrant)




DATE - May 4, 1998                           BY   /s/ Roy G. Krause
                                                  -------------------------
                                                      Roy G. Krause
                                                   Executive Vice President
                                                  and Chief Financial Officer
                                                  (principal financial officer)




DATE - May 4, 1998
                                             BY   /s/ Mark W. Smith
                                                  -------------------------
                                                      Mark W. Smith
                                                    Vice President, Finance
                                                  (principal accounting officer)