Form 10-Q
period 1998-06-26
INTERIM SERVICES INC
filed 1998-08-03
CIK 914536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 1998

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of shares outstanding of the registrant's Common Stock, $0.0l par value, at July 29, 1998 was 47,263,359 shares.

                                TABLE OF CONTENTS

PART I   Financial Information

                                                                           Page
                                                                           ----
         Item 1. Financial Statements

         Consolidated Statements of Earnings
            Three Months Ended June 26, 1998 and June 27, 1997
            Six Months Ended June 26, 1998 and June 27, 1997..............   1

         Consolidated Balance Sheets
            June 26, 1998 and December 26, 1997...........................   2

         Consolidated Statements of Cash Flows
            Six Months Ended June 26, 1998 and June 27, 1997..............   3

         Notes to Consolidated Financial Statements.......................   4

         Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition............................   7

PART II  Other Information

         Item 4. Matters Submitted to a Vote of Security Holders .........  10

         Item 5. Other Information
            Proforma Condensed Consolidated Statement of Earnings.........  11

         Item 6.  Exhibits and Reports on Form 8-K........................  14

Item 1. Financial Statements

                              INTERIM SERVICES INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
           (unaudited, amounts in thousands, except per share amounts)


                                                                           Three Months Ended         Six Months Ended
                                                                         ----------------------    ----------------------
                                                                         June 26,     June 27,     June 26,      June 27,
                                                                           1998         1997         1998         1997
                                                                         ---------    ---------    ---------    ---------
Revenues                                                                 $ 461,622    $ 422,833    $ 877,813    $ 739,618
Cost of services                                                           303,601      280,875      580,274      500,220
                                                                         ---------    ---------    ---------    ---------
  Gross profit                                                             158,021      141,958      297,539      239,398
                                                                         ---------    ---------    ---------    ---------
Selling, general and administrative expenses                               108,515      101,283      204,492      172,062
Licensee commissions                                                        12,745       11,034       24,352       20,462
Amortization of intangibles                                                  5,562        5,081       10,883        7,365
Interest expense                                                             7,745        6,668       15,800        6,943
Interest income                                                               (893)        (483)      (1,248)        (483)
                                                                         ---------    ---------    ---------    ---------
                                                                           133,674      123,583      254,279      206,349
                                                                         ---------    ---------    ---------    ---------
  Earnings before income taxes and extraordinary item                       24,347       18,375       43,260       33,049
Income taxes                                                                10,761        8,453       19,121       14,602
                                                                         ---------    ---------    ---------    ---------
  Earnings before extraordinary item                                        13,586        9,922       24,139       18,447
Extraordinary item - early extinguishment of debt, net of income taxes       2,773         --          2,773         --
                                                                         ---------    ---------    ---------    ---------
  Net earnings                                                           $  10,813    $   9,922    $  21,366    $  18,447
                                                                         ---------    ---------    ---------    ---------
                                                                         ---------    ---------    ---------    ---------
Basic earnings per share:
Earnings before extraordinary item                                       $    0.32    $    0.25    $    0.59    $    0.47
Extraordinary item                                                           (0.07)        --          (0.07)        --
                                                                         ---------    ---------    ---------    ---------
Net earnings                                                             $    0.25    $    0.25    $    0.52    $    0.47
                                                                         ---------    ---------    ---------    ---------
                                                                         ---------    ---------    ---------    ---------
Diluted earnings per share:
Earnings before extraordinary item                                       $    0.31    $    0.25    $    0.57    $    0.46
Extraordinary item                                                           (0.06)        --          (0.06)        --
                                                                         ---------    ---------    ---------    ---------
Net earnings                                                             $    0.25    $    0.25    $    0.51    $    0.46
                                                                         ---------    ---------    ---------    ---------
                                                                         ---------    ---------    ---------    ---------
Basic weighted average shares outstanding                                   42,488       39,190       41,187       39,110
                                                                         ---------    ---------    ---------    ---------
                                                                         ---------    ---------    ---------    ---------
Diluted weighted average shares outstanding                                 45,402       39,946       43,115       39,880
                                                                         ---------    ---------    ---------    ---------
                                                                         ---------    ---------    ---------    ---------

                 See notes to Consolidated Financial Statements.

                              INTERIM SERVICES INC.
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                   (unaudited)
                                                    June 26,     December 26,
                                                      1998           1997
                                                   ----------    ------------
                Assets
Current Assets:
  Cash and cash equivalents                        $  186,052     $   15,570
  Receivables, less allowance for doubtful
  accounts of $5,932 and $5,229                       266,211        230,947
  Insurance deposits                                   27,516         23,974
  Other current assets                                 43,639         37,610
                                                   ----------     ----------
  Total current assets                                523,418        308,101
Goodwill, net                                         531,535        475,656
Tradenames and Other Intangibles, net                 214,812        219,472
Property and Equipment, net                            74,933         65,475
Other Assets                                           23,163         23,030
                                                   ----------     ----------
                                                   $1,367,861     $1,091,734
                                                   ----------     ----------
                                                   ----------     ----------
    Liabilities and Stockholders' Equity
Current Liabilities:
  Current portion of long-term debt                $   15,238     $   33,827
  Accounts payable and other accrued expenses          73,565         77,104
  Accrued salaries, wages and payroll taxes            94,621         74,641
  Accrued self-insurance losses                        29,861         28,466
  Accrued income taxes                                 10,589         20,853
                                                   ----------     ----------
  Total current liabilities                           223,874        234,891
Long-Term Debt                                        443,018        379,197
Deferred Tax Liability                                  4,959          4,054
Stockholders' Equity:

  Preferred stock, par value $.01 per share;
    authorized, 2,500,000 shares; none issued
    or outstanding                                       --             --
  Common stock, par value $.01 per share;
       authorized, 100,000,000 shares;
       outstanding, 47,196,451 and 39,745,761             472            397

  Additional paid-in capital                          464,277        260,067
  Retained earnings                                   227,827        206,461
  Cumulative translation adjustment                     3,434          6,667
                                                   ----------     ----------
  Total stockholders' equity                          696,010        473,592
                                                   ----------     ----------
                                                   $1,367,861     $1,091,734
                                                   ----------     ----------
                                                   ----------     ----------


              See notes to Consolidated Financial Statements.

                              INTERIM SERVICES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, amounts in thousands)


                                                                            Six Months Ended
                                                                         ----------------------
                                                                         June 26,     June 27,
                                                                           1998         1997
                                                                         ---------    ---------
Cash Flows from Operating Activities:
     Net earnings before extraordinary item                              $  24,139    $  18,447
     Adjustments to reconcile net earnings before extraordinary item to net cash from operating activities:
         Depreciation and amortization                                      20,203       14,560
         Deferred income tax benefit                                        (1,611)      (3,139)

     Changes in assets and liabilities, net of effect of acquisitions:
              Receivables                                                  (28,942)     (39,829)
              Other assets                                                  (7,766)      (9,289)
              Accounts payable and accrued liabilities                       6,526       39,033
              Other                                                             64          (67)
                                                                         ---------    ---------
              Net Cash Provided by Operating Activities                     12,613       19,716
                                                                         ---------    ---------
Cash Flows from Investing Activities:
     Acquisitions, net of cash acquired                                    (67,748)    (560,883)
     Capital expenditures                                                  (16,989)     (11,558)
     Net proceeds from sale of marketable securities                          --          7,499
                                                                         ---------    ---------
              Net Cash Used in Investing Activities                        (84,737)    (564,942)
                                                                         ---------    ---------
Cash Flows from Financing Activities:
     Proceeds from debt                                                    219,845      579,784
     Debt repayments                                                      (180,505)     (30,275)
     Net proceeds from common stock offering                               197,217         --
     Proceeds from exercise of employee stock options and other              6,049        2,327
                                                                         ---------    ---------
              Net Cash Provided by Financing Activities                    242,606      551,836
                                                                         ---------    ---------
Increase in cash and cash equivalents                                      170,482        6,610
Cash and cash equivalents, beginning of period                              15,570       18,938
                                                                         ---------    ---------
Cash and cash equivalents, end of period                                 $ 186,052    $  25,548
                                                                         ---------    ---------
                                                                         ---------    ---------


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

     The interim consolidated financial statements for the three and six months ended June 26, 1998 and June 27, 1997 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Certain reclassifications have been made to the prior year's financial statements to conform with the 1998 presentation. Results for the three and six months ended June 26, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 25, 1998.

2.  New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of the Statement.

3.   Earnings Per Share

     Basic earnings per share is computed by dividing the Company's earnings by the weighted average number of shares outstanding during the period.

     Diluted earnings per share is computed by dividing the Company's earnings by the weighted average number of shares outstanding and the dilutive impact of common stock equivalents, primarily stock options and convertible subordinated notes. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

     The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for earnings before extraordinary item.


                                                                    Three Months Ended
                                                      (amounts in thousands, except per share amounts)
                                   ---------------------------------------------------------------------------------
                                                 June 26, 1998                            June 27, 1997
                                   -----------------------------------------  --------------------------------------
                                      Earnings                                  Earnings
                                       before                      Per-          before                      Per-
                                   extraordinary                   Share      extraordinary                 Share
                                        item          Shares       Amount          item         Shares      Amount
                                   -------------     --------    ----------   -------------    --------    ---------
Basic EPS                               $13,586        42,488         $0.32          $9,922      39,190        $0.25
                                                                  ---------                                ---------
Effect of Dilutive Securities:
  Stock options                              --         1,096                            --         756
  Convertible subordinated notes            456         1,818                            --          --
                                   ------------      --------                  ------------    --------
Diluted EPS                             $14,042        45,402         $0.31          $9,922      39,946        $0.25
                                   ------------      --------     ---------    ------------    --------    ---------
                                   ------------      --------     ---------    ------------    --------    ---------



                                                                         Six Months Ended
                                                      (amounts in thousands, except per share amounts)
                                      ----------------------------------------------------------------------------------
                                                     June 26, 1998                            June 27, 1997
                                      -----------------------------------------   --------------------------------------
                                        Earnings                                    Earnings
                                         before                         Per-         before                       Per-
                                      extraordinary                    Share      extraordinary                  Share
                                          item            Shares       Amount          item         Shares       Amount
                                      -------------     ---------    ----------   -------------    --------    ---------
Basic EPS                                   $24,139        41,187         $0.59         $18,447      39,110        $0.47
                                                                     ----------                                ---------
                                                                     ----------                                ---------
Effect of Dilutive Securities:
  Stock options                                  --         1,019                            --         770
  Convertible subordinated  notes               456           909                            --          --
                                      -------------     ---------                 -------------   ---------
Diluted EPS                                 $24,595        43,115         $0.57         $18,447      39,880        $0.46
                                      -------------     ---------    ----------   -------------   ---------    ---------
                                      -------------     ---------    ----------   -------------   ---------    ---------



4.   Comprehensive Income

     Comprehensive income, which totaled $6.1 million and $15.3 million for the three months ended June 26, 1998 and June 27, 1997, respectively, is comprised of net earnings of $10.8 million and $9.9 million, respectively, and foreign currency translation adjustments of ($4.7 million) and $5.4 million, respectively.

     Comprehensive income, which totaled $18.2 million and $23.7 million for the six months ended June 26, 1998 and June 27, 1997, respectively, is comprised of net earnings of $21.4 million and $18.4 million, respectively, and foreign currency translation adjustments of ($3.2 million) and $5.3 million, respectively.

5.   Public Offerings

     On April 23, 1998 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") for the sale of 7,000,000 shares of its common stock (the "Common Stock Offering"). The Common Stock Offering was consummated in May 1998 and resulted in proceeds to the Company of approximately $197.2 million net of issuance costs and offering expenses. Concurrently with the Common Stock Offering, the Company filed a registration statement on Form S-3 with the SEC for the sale of $207.0 million of

     4 1/2% Convertible Subordinated Notes (the "Notes Offering") due June 1, 2005. The Notes Offering was consummated in May 1998 and resulted in proceeds to the Company of approximately $201.6 million net of issuance costs and offering expenses. A portion of the proceeds from the Common Stock and Notes Offerings was used to repay borrowings under the Company's existing credit facilities. The balance of the proceeds will be used for general corporate purposes, including strategic acquisitions.

     The 4 1/2% Convertible Subordinated Notes (the "Notes") are convertible into common stock at any time prior to maturity at a conversion rate of
     26.8052 shares per each $1,000 principal amount, equivalent to a conversion price of approximately $37.31 per share. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 1998. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2001 at the redemption prices (together with accrued interest to the redemption date) set forth below. Such redemption prices (expressed as a percentage of principal amount) are as follows for the 12-month period beginning on June 1 of the following years:


                 Year                          Redemption Price
                 ----                          ----------------
                 2001                              102.571%
                 2002                              101.929
                 2003                              101.286
                 2004                              100.643
                 June 1, 2005 and thereafter       100.000

     The Notes are unsecured obligations subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture) of the Company and will be effectively subordinated in right of payment to all Senior Debt and other liabilities of the Company and the Company's subsidiaries. As of June 26, 1998, the Company had $321.0 million of Senior Debt. The Notes will not restrict the Company or its subsidiaries from incurring additional Senior Debt or other indebtedness.

6.   Extraordinary Item

     In June 1998 the Company used a portion of net proceeds from the Common Stock and Notes Offerings to repay its U.S. dollar denominated term loan (the "term loan") and U.S. dollar denominated amounts outstanding under its revolving credit facility. The prepayment of the term loan and the termination of the related interest rate swap agreements resulted in an extraordinary charge for early extinguishment of debt of $2.8 million ($4.6 million before tax) or $0.06 per diluted share in 1998.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 26, 1998 Compared to Three Months Ended June 27, 1997
-----------------------------------------------------------------------------

Revenues increased 9.2% to $461.6 million from $422.8 million last year. Excluding revenues from the Company's former HealthCare business, which was sold at the end of the third quarter 1997, revenues increased 29.4% from $356.7 million. Professional Services revenue increased 37.9% reflecting strong internal growth, primarily in Information Technology services ("IT"); the acquisition of Michael Page Group PLC ("Michael Page") in April 1997 combined with its continued organic growth; and several smaller acquisitions in the first quarter of 1998. Commercial Staffing revenues increased 20.8% reflecting the continued expansion of the Interim On-Premise program, increased demand for traditional commercial staffing services and the acquisition of Crone Corkill Group, PLC, a UK-based Commercial Staffing company in March 1998.

Gross profit increased 11.3% to $158.0 million compared with $142.0 million a year ago. Gross profit margin increased to 34.2% from 33.6% last year. This expansion was principally due to an increase in the amount of Professional Services revenue as a percentage of total revenues. Professional Services generate higher gross profit rates than Commercial Staffing. Excluding HealthCare, Professional Services revenue represented 53.3% of 1998 total revenue compared with 50.0% of total revenue in 1997. Other factors contributing to the increase in the gross profit rate include higher pricing in IT and a 63.4% increase in placement revenues compared with the same quarter last year.

Selling, general and administrative expenses increased 7.1% to $108.5 million from $101.3 million last year. Selling, general and administrative expenses as a percentage of revenues were 23.5% compared with 24.0% a year ago.

Licensee commissions increased 15.5% to $12.7 million from $11.0 million last year. Licensee commissions as a percentage of revenues increased slightly to 2.8% from 2.6%.

Amortization expense increased 9.5% to $5.6 million from $5.1 million reflecting the increase in intangible assets arising from acquisitions, primarily Michael Page.

Interest expense increased to $7.7 million from $6.7 million last year. The Company had average borrowings outstanding during the second quarter of 1998 of $461.0 million at an average rate of interest, including the affects of interest rate swaps, of 6.7% versus $400.4 million outstanding during the second quarter of 1997 at an average rate of interest of 6.9%.

Interest income increased to $0.9 million from $0.5 million last year, primarily due to the investment of proceeds from the Common Stock and Notes Offerings.

The effective tax rate for the second quarter of 1998 was 44.2% versus 46.0% last year. The decline in the effective tax rate is due primarily to higher earnings in proportion to the level of non-deductible intangibles.

In June 1998, the Company prepaid its U.S. dollar denominated term loan with a portion of the net proceeds from its Common Stock and Notes Offerings, and recognized an extraordinary charge from early extinguishment of debt of $2.8 million (net of income taxes) for the early extinguishment of such debt and the termination of the related interest rate swap agreements.

Net earnings before the extraordinary loss on debt extinguishment for the quarter increased 36.9% to $13.6 million, or $0.31 per diluted share, compared with $9.9 million, or $0.25 per diluted share last year. This represents a 24.0% increase in per share earnings. The weighted average number of shares used in the per share calculation (as adjusted for the dilutive impact of common stock equivalents) increased to 45,402,000 from 39,946,000 last year.

Six Months Ended June 26, 1998 Compared to Six Months Ended June 27, 1997
-------------------------------------------------------------------------

Revenues increased 18.7% to $877.8 million from $739.6 million last year. Excluding revenues from the Company's former HealthCare business, which was sold at the end of the third quarter 1997, revenues increased 43.0% from $613.8 million. Professional Services revenue increased 70.9% reflecting strong internal growth, primarily in IT services; the acquisition of Michael Page in April 1997 combined with its continued organic growth subsequent to the acquisition; the acquisition of AimExecutive Holdings, Inc. ("AIM") in March 1997; and several smaller acquisitions in the first quarter of 1998. Commercial Staffing revenues increased 20.6% reflecting the continued expansion of the Interim On-Premise program, increased demand for traditional commercial staffing services and the acquisition of Crone Corkill Group, PLC, a UK-based Commercial Staffing company in March 1998.

Gross profit increased 24.3% to $297.5 million compared with $239.4 million a year ago. Gross profit margin increased to 33.9% from 32.4% last year. This expansion was principally due to an increase in the amount of Professional Services revenue as a percentage of total revenues. Professional Services generate higher gross profit rates than Commercial Staffing. Excluding HealthCare, Professional Services revenue represented 53.4% of 1998 total revenue compared with 44.7% of total revenue in 1997. Other factors contributing to the increase in the gross profit rate include higher pricing in IT and a 170.4% increase in placement revenues compared with the first half of 1997.

Selling, general and administrative expenses increased 18.8% to $204.5 million from $172.1 million last year. Selling, general and administrative expenses as a percentage of revenues remained constant at 23.3%.

Licensee commissions increased 19.0% to $24.4 million from $20.5 million last year. Licensee commissions as a percentage of revenues remained constant at 2.8%.

Amortization expense increased 47.8% from $7.4 million to $10.9 million reflecting the increase in intangible assets arising from acquisitions, primarily Michael Page.

Interest expense increased to $15.8 million from $6.9 million last year. This resulted from increased borrowings for acquisitions, primarily Michael Page. The Company had average borrowings outstanding during the first six months of 1998 of $452.7 million versus $209.5 million outstanding during the first six months of 1997. The average rate of interest, including the affects of interest rate swaps in both six month periods, approximated 6.9%.

Interest income increased to $1.2 million from $0.5 million last year, primarily due to the investment of proceeds from the Common Stock and Notes Offerings.

The effective tax rate for the six months ended June 26, 1998 and June 27, 1997 was 44.2%.

In June 1998, the Company prepaid its U.S. dollar denominated term loan with a portion of the net proceeds from its Common Stock and Notes Offerings, and recognized an extraordinary charge for early extinguishment of debt of $2.8 million (net of income taxes) for the early extinguishment of such debt and the termination of the related interest rate swap agreements.

Net earnings before the extraordinary loss on debt extinguishment for the six months ended June 26, 1998 increased 30.9% to $24.1 million, or $0.57 per diluted share, compared with $18.4 million, or $0.46 per diluted share last year. This represents a 23.9% increase in per share earnings before extraordinary item. The weighted average number of shares used in the per share calculation (as adjusted for the dilutive impact of common stock equivalents) increased to 43,115,000 from 39,880,000 last year.

FINANCIAL CONDITION
-------------------

In May 1998 the Company completed an offering of 7,000,000 shares of its common stock, resulting in proceeds to the Company of approximately $197.2 million net of issuance costs and offering expenses. Concurrently with the Common Stock Offering, the Company completed an offering of $207.0 million of 4 1/2% Convertible Subordinated Notes due 2005, resulting in proceeds to the Company of approximately $201.6 million net of issuance costs and offering expenses. A portion of the proceeds from the Common Stock and Notes Offerings was used to repay borrowings under the Company's existing credit facilities. The balance of the proceeds will be used for general corporate purposes, including strategic acquisitions.

Net cash provided by operating activities was $12.6 million and $19.7 million for the six months ended June 26, 1998 and June 27, 1997, respectively. Lower operating cash flow in 1998 resulted from less cash provided by changes in working capital due to the timing of payments in 1998 compared with 1997, offset slightly by the impact on receivables in 1998 that an improvement in days sales outstanding created. Operating cash flow in 1998 was positively impacted by increased earnings and depreciation and amortization.

Investing activities used $84.7 million for the six months ended June 26, 1998 due primarily to acquisitions in the first quarter of 1998 in the accounting, banking and finance area of the Professional Services business and the acquisition of Crone Corkill Group, PLC. Investing activities in 1998 were also impacted by capital expenditures for new computer hardware and software to upgrade and expand the Company's information technology capabilities. Investing activities used $564.9 million for the six months ended June 27, 1997 relating primarily to the Michael Page and AIM acquisitions.

Cash provided by financing activities was $242.6 million and $551.8 for the six months ended June 26, 1998 and June 27, 1997, respectively. Cash provided by financing activities in 1998 primarily reflects proceeds from the Common Stock and Notes Offerings, offset by repayment of borrowings under the Company's existing credit facilities. In 1997, cash provided by financing activities resulted from borrowings under a credit facility primarily due to the acquisition of Michael Page.

PART II - OTHER INFORMATION

Item 4. - Matters Submitted to a Vote of Security Holders

          (a) The Annual Meeting of the stockholders of the Company was on May 7, 1998.

          (b)  Not applicable.

          (c)  At the Annual Meeting, stockholders voted:

               (1) To elect directors Steven S. Elbaum and Jerome Grossman to continue in office as Class II Directors for a three-year term expiring on the date of the Annual Shareholder's Meeting in the year 2001.

                                                Votes For:       Votes Withheld:
                                                ----------       ---------------
                       Steven S. Elbaum         36,830,486           205,761
                       Jerome Grossman          36,813,834           222,430


               (2) To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal period ending December 25, 1998.

                       Votes For:               Votes Against:   Abstentions:
                       ----------               --------------   ------------
                       36,234,184                  24,531           75,901

                  (3) To approve the Amendment to the Company's Restated
                      Certificate of Incorporation increasing authorized common stock by 50,000,000 shares to a total of 100,000,000 shares.

                       Votes For:               Votes Against:   Abstentions:
                       ----------               --------------   ------------
                       35,031,829                 1,269,515        40,164

                    (4)  To approve the Company's 1998 Stock Incentive Plan.

                       Votes For:               Votes Against:   Abstentions:
                       ----------               --------------   ------------
                       27,245,309                 5,915,629        60,372

          (d)  Not applicable.

Item 5. -  Other Information

The historical statements of earnings as filed in this Form 10-Q Item 1. reflect the operations of the Company's acquisitions in 1997 from their respective dates of acquisitions and include the results of operations of its HealthCare business (the "HealthCare Business") that was sold on September 26, 1997. The pro forma condensed consolidated statement of earnings of the Company reflects the divestiture of the HealthCare Business and includes acquisitions consummated in 1997, including the acquisition of Michael Page Group PLC ("Michael Page"), and AimExecutive Holdings, Inc., Interim Accounting Professionals of San Diego, Interim Personnel of Yakima, Inc., Thompson and Thompson, Inc., Centex Personnel Pool, Inc., Mainstream Access, Inc., Interim Personnel of Hampton Roads, L.C., Employment Connection of Duluth, Inc., Interim Personnel of Columbia, Inc., Interim Personnel of Piedmont, Inc., Interim Personnel of the Upstate, Inc., Interim Personnel of Spartanburg, Inc., Interim Personnel of Wichita, Inc., Interim Personnel of Sebring, Inc., ("Other Acquisitions") and is filed herewith.

The following pro forma condensed consolidated statement of earnings of the Company for the six months ended June 27, 1997 is based on historical financial statements of the Company and has been adjusted to reflect the acquisition of Michael Page and Other Acquisitions, and the sale of the Company's HealthCare Business in each case as if such events had occurred as of December 27, 1996.

On September 26, 1997, Interim completed the sale of substantially all of its HealthCare Business. The consummation of the sale of Interim HealthCare of New York, Inc. has been postponed pending approval by the New York State regulators, but is reflected in the following pro forma financial information as being sold.

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

                              INTERIM SERVICES INC.
        PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
      (unaudited, amounts in thousands, except per share amounts)


                                                                For the Six Months Ended June 27, 1997
                                 --------------------------------------------------------------------------------------------------
                                                                                         Acquisitions
                                                                             --------------------------------------
                                                                                                                         Pro Forma
                                             Pro Forma Effect                                                              after
                                              of HealthCare     Pro Forma                                               Disposition
                                 Historical     Business          after       Michael        Other       Pro Forma          and
                                  Interim     Disposition     Disposition     Page d)       Acqs. d)    Adjustments     Acquisitions
                                 ----------    -----------     ----------    ---------      ---------   -----------     -----------
Revenues                          $ 739,618    $(125,842) a)    $ 613,776    $  76,253      $  24,591     $   --         $ 714,620
Cost of services                    500,220      (74,868) a)      425,352       38,213         15,193         --           478,758
                                  ---------      -------        ---------    ---------      ---------     --------       ---------
     Gross Profit                   239,398      (50,974)         188,424       38,040          9,398         --           235,862
                                  ---------      -------        ---------    ---------      ---------     --------       ---------

Selling, general
  and administrative expenses       172,062      (40,324) a)      131,738       25,073          6,645          406  e)     163,862
Licensee commissions                 20,462         (423) a)       20,039         --             --           (406) e)      19,633
Amortization of intangibles           7,365       (1,195) a)        6,170         --             --          3,942  f)      10,112
Interest expense                      6,460       (3,462) b)        2,998         (964)          --         13,444  g)      15,478
Merger expense                         --           --               --          5,064           --         (5,064) h)        --
                                  ---------      -------        ---------    ---------      ---------     --------       ---------
                                    206,349      (45,404)         160,945       29,173          6,645       12,322         209,085
                                  ---------      -------        ---------    ---------      ---------     --------       ---------
     Earnings before taxes           33,049       (5,570)          27,479        8,867          2,753      (12,322)         26,777
Income taxes                         14,602       (2,522) c)       12,080        4,593           --         (3,450) i)      13,223
                                  ---------      -------        ---------    ---------      ---------     --------       ---------
     Net earnings                 $  18,447      $(3,048)       $  15,399    $   4,274      $   2,753     $ (8,872)      $  13,554
                                  ---------      -------        ---------    ---------      ---------     --------       ---------
                                  ---------      -------        ---------    ---------      ---------     --------       ---------
Diluted earnings per share        $    0.46                                                                              $    0.34
                                  ---------                                                                              ---------
                                  ---------                                                                              ---------
Diluted weighted
 average shares outstanding          39,880                                                                                 39,880
                                  ---------                                                                              ---------
                                  ---------                                                                              ---------


       See Notes to Proforma Condensed Consolidated Statement of Earnings.

                              INTERIM SERVICES INC.
                    NOTES TO PRO FORMA CONDENSED CONSOLIDATED
                              STATEMENT OF EARNINGS

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

h) To eliminate one-time costs incurred by Michael Page related to it being acquired by the Company.

i) To reflect the aggregate tax benefit associated with the pro forma adjustments to the statement of earnings.

Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits Required by Item 601 of Regulation S-K

     Exhibit
     Number                            Exhibit Name
     ------                            ------------

       3.1 Restated Certificate of Incorporation of the registrant, as last amended May 18, 1998, is filed herewith as Exhibit 3.1.

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

       4.6 Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of the registrant, as last amended May 18, 1998, is filed herewith as Exhibit 4.6.

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

       4.9 Indenture, including form of Notes, dated as of May 27, 1998, from the registrant to The Bank of New York with respect to the registrant's 4 1/2 % Convertible
                Subordinated Notes due 2005, issued or to be issued pursuant to the registrant's Form S-3 dated April 23, 1998, filed on May 6, 1998, is filed herewith.

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

     Exhibit
     Number                            Exhibit Name
     ------                            ------------

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

       10.5 Credit Agreement between Interim Services Inc. and NationsBank dated as of May 1, 1997, filed as Exhibit 10.11 to the registrant's Form 10-Q for the quarter ending March 28, 1997, is incorporated herein by reference.

       10.6 Recommended Cash Offer dated March 14, 1997, by J.P. Morgan on behalf of Interim Services (UK) PLC, a wholly-owned subsidiary of Interim Services Inc., for Michael Page Group PLC filed as Exhibit 10.12 to the registrant's Form 10-Q for the quarter ending June 27, 1997, is incorporated herein by reference.

       10.7 Interim Services Inc. 1997 Long Term Executive Compensation and Outside Directors Stock Option Plan, filed as Exhibit I to the registrant's Proxy Statement dated April 10, 1997, is incorporated herein by reference.

       10.8 Interim Services Inc. Incentive Plan for 162(m) Executives, filed as Exhibit III to the registrant's Proxy Statement dated April 10, 1997, is incorporated herein by reference.

       10.9 Restated Stock Purchase Agreement, dated September 26, 1997 among Interim Services Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P., filed as Exhibit
                2.1 to the registrant's Form 8-K dated September 26, 1997 and filed October 13, 1997, is incorporated herein by reference.

      10.10 The Deferred Compensation Plan of Interim Services Inc., filed as Exhibit 4.1 to the registrant's Form S-8 filed on July 23, 1997, is incorporated herein by reference.

      10.11 The Interim Services Inc. Outside Directors Compensation Plan filed as Exhibit 10.15 to the registrant's Form 10-Q for the quarter ending September 26, 1997 is incorporated herein by reference.

      10.12 The 1997 Stock Purchase Assistance Plan for executives of the registrant filed as Exhibit 10.16 to the registrant's Form 10-K for the fiscal year ended December 26, 1997 is incorporated herein by reference.

      10.13 Amendment Agreement No. 1, dated as of June 1, 1997 to the Credit Agreement dated as of May 1, 1997 between the registrant and NationsBank is incorporated herein by reference.

      10.14 Interim Services Inc. 1998 Stock Incentive Plan, filed as Exhibit B to the registrant's Proxy Statement dated
                March 24, 1998, is incorporated herein by reference.

      10.15 Amendment Agreement No. 2, dated as of May 21, 1998, to the Credit Agreement, dated as of May 1, 1997, between the registrant and NationsBank is filed herewith as Exhibit 10.15.

      10.16 Amendment Agreement No. 3, dated as of May 21, 1998, to the Credit Agreement, dated as of May 1, 1997, between the registrant and NationsBank is filed herewith as Exhibit 10.16.

       27.      Financial Data Schedule

(b)  The Company filed a report on Form 8-K, dated June 5, 1998, reporting under
     Item 5 of Form 8-K, the approval by the stockholders of the Company of an amendment to the Restated Certificate of Incorporation of the Company to increase the authorized number of shares of common stock, par value $0.01 per share, from 50,000,000 to 100,000,000.

(c)  Exhibits Filed With This Form

     Exhibit
     Number                            Exhibit Name
     ------                            ------------

       3.1 Restated Certificate of Incorporation of the registrant, as last amended May 18, 1998.

       4.6 Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of the registrant, as last amended May 18, 1998.

       4.9 Indenture, including form of Notes, dated as of May 27, 1998, from the registrant to The Bank of New York with respect to the registrant's 4 1/2 % Convertible
                 Subordinated Notes due 2005, issued or to be issued pursuant to the registrant's Form S-3 dated April 23, 1998, filed on May 6, 1998.

       10.15 Amendment Agreement No. 2, dated as of May 21, 1998, to the Credit Agreement, dated as of May 1, 1997, between the registrant and NationsBank.

       10.16 Amendment Agreement No. 3, dated as of May 21, 1998, to the Credit Agreement, dated as of May 1, 1997, between the registrant and NationsBank.

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

                                       INTERIM SERVICES INC.
                                       ---------------------
                                            (Registrant)

DATE - August 3, 1998                  BY     /s/ Roy G. Krause
                                         ---------------------------------
                                                  Roy G. Krause
                                            Executive Vice President
                                           and Chief Financial Officer
                                          (principal financial officer)

DATE - August 3, 1998                  BY       /s/ Mark W. Smith
                                         ---------------------------------
                                                  Mark W. Smith
                                             Vice President, Finance
                                         (principal accounting officer)