Form 10-Q
period 1998-09-25
INTERIM SERVICES INC
filed 1998-11-03
CIK 914536

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                               ______________________

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998

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

The number of shares outstanding of the registrant's Common Stock, $0.0l par value, at October 26, 1998 was 47,325,854 shares.

                                 TABLE OF CONTENTS



PART I    Financial Information
          Item 1. Financial Statements                                                        Page

          Consolidated Statements of Earnings
               Three Months Ended September 25, 1998 and September 26, 1997
               Nine Months Ended September 25, 1998 and September 26, 1997 . . . . . . . .     1

          Consolidated Balance Sheets
               September 25, 1998 and December 26, 1997. . . . . . . . . . . . . . . . . .     2

          Consolidated Statements of Cash Flows
               Nine Months Ended September 25, 1998 and September 26, 1997 . . . . . . . .     3

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .     4

          Item 2. Management's Discussion and Analysis of Results of Operations and
               Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6



PART II   Other Information

          Item 4. Matters Submitted to a Vote of Security Holders. . . . . . . . . . . . .     10

          Item 5. Other Information
               Pro forma Condensed Consolidated Statement of Earnings. . . . . . . . . . .     10

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     13



Item 1.  Financial Statements


                                                INTERIM SERVICES INC.
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                           (unaudited, amounts in thousands, except per share amounts)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              ----------------------------------    ------------------------------
                                                                SEPTEMBER 25,      SEPTEMBER 26,    SEPTEMBER 25,    SEPTEMBER 26,
                                                                   1998                1997              1998              1997
                                                              ---------------     --------------    -------------     ------------
Revenues                                                      $    498,051        $   455,770       $ 1,375,864       $ 1,195,388
Cost of services                                                   330,465            302,356           910,739           802,576
                                                              ---------------     --------------    -------------     ------------
   Gross profit                                                    167,586            153,414           465,125           392,812
                                                              ---------------     --------------    -------------     ------------
Selling, general and administrative expenses                       112,897            103,947           317,389           276,009
Licensee commissions                                                13,278             11,993            37,630            32,456
Amortization of intangibles                                          5,659              5,882            16,542            13,247
Interest expense                                                     7,715             10,305            23,515            17,248
Interest income                                                     (2,732)              (258)           (3,980)             (741)
Gain on sale of HealthCare Business                                     --             (5,300)                   --        (5,300)
                                                              ---------------     --------------    -------------     ------------
                                                                   136,817            126,569           391,096           332,919
                                                              ---------------     --------------    -------------     ------------
   Earnings before income taxes and extraordinary item              30,769             26,845            74,029            59,893
Income taxes                                                        13,748             14,798            32,869            29,399
                                                              ---------------     --------------    -------------     ------------
   Earnings before extraordinary item                               17,021             12,047            41,160            30,494
Extraordinary item - early extinguishment of debt, net
  of income taxes                                                       --                 --             2,773                --
                                                              ---------------     --------------    -------------     ------------
   Net earnings                                               $     17,021        $    12,047       $    38,387       $    30,494
                                                              ---------------     --------------    -------------     ------------
                                                              ---------------     --------------    -------------     ------------
Basic earnings per share:
Earnings before extraordinary item                            $       0.36        $      0.31       $      0.95       $      0.78
Extraordinary item                                                      --                 --             (0.06)               --
                                                              ---------------     --------------    -------------     ------------
Net earnings                                                  $       0.36        $      0.31       $      0.89       $      0.78
                                                              ---------------     --------------    -------------     ------------
                                                              ---------------     --------------    -------------     ------------
Diluted earnings per share:
Earnings before extraordinary item                            $       0.35        $      0.30       $      0.93       $      0.76
Extraordinary item                                                      --                 --             (0.06)               --
                                                              ---------------     --------------    -------------     ------------
Net earnings                                                  $       0.35        $      0.30       $      0.87       $      0.76
                                                              ---------------     --------------    -------------     ------------
                                                              ---------------     --------------    -------------     ------------
Basic weighted average shares outstanding                           47,254             39,393            43,209            39,205
                                                              ---------------     --------------    -------------     ------------
                                                              ---------------     --------------    -------------     ------------
Diluted weighted average shares outstanding                         53,540             40,627            46,590            40,129
                                                              ---------------     --------------    -------------     ------------
                                                              ---------------     --------------    -------------     ------------

                                See notes to Consolidated Financial Statements.

                                   INTERIM SERVICES INC.
                               CONSOLIDATED BALANCE SHEETS
                        (amounts in thousands, except share data)

                                                          (unaudited)
                                                          SEPTEMBER 25,        DECEMBER 26,
                                                              1998                 1997
                                                         --------------       -------------
             ASSETS
Current Assets:
     Cash and cash equivalents                           $    168,564         $    15,570
     Receivables, less allowance for doubtful
          accounts of $7,774 and $5,229                       307,462             230,947
     Insurance deposits                                        25,891              23,974
     Other current assets                                      46,301              37,610
                                                         --------------       -------------
     TOTAL CURRENT ASSETS                                     548,218             308,101
Goodwill, net                                                 562,768             475,656
Tradenames and Other Intangibles, net                         217,955             219,472
Property and Equipment, net                                    77,286              65,475
Other Assets                                                   29,665              23,030
                                                         --------------       -------------
                                                         $  1,435,892         $ 1,091,734
                                                         --------------       -------------
                                                         --------------       -------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                   $     15,564         $    33,827
     Accounts payable and other accrued expenses              100,363              77,104
     Accrued salaries, wages and payroll taxes                104,152              74,641
     Accrued self-insurance losses                             33,065              28,466
     Accrued income taxes                                      16,597              20,853
                                                         --------------       -------------
     TOTAL CURRENT LIABILITIES                                269,741             234,891
Long-Term Debt                                                436,381             379,197
Deferred Tax Liability                                          6,020               4,054
Stockholders' Equity:
     Preferred stock, par value $.01 per share;
          authorized, 2,500,000 shares; none issued
          or outstanding                                          --                  --
     Common stock, par value $.01 per share;
          authorized, 100,000,000 shares;
          outstanding, 47,287,895 and 39,745,761 shares           473                 397
     Additional paid-in capital                               466,243             260,067
     Retained earnings                                        244,848             206,461
     Cumulative translation adjustment                         12,186               6,667
                                                         --------------       -------------
     TOTAL STOCKHOLDERS' EQUITY                               723,750             473,592
                                                         --------------       -------------
                                                         $  1,435,892         $ 1,091,734
                                                         --------------       -------------
                                                         --------------       -------------

                   See notes to Consolidated Financial Statements.

                                    INTERIM SERVICES INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited, amounts in thousands)

                                                                                 NINE MONTHS ENDED
                                                                           -------------------------------
                                                                           SEPTEMBER 25,     SEPTEMBER 26,
                                                                                1998              1997
                                                                           -------------     -------------
Cash Flows from Operating Activities:
     Net earnings before extraordinary item                                  $  41,160         $  30,494
     Adjustments to reconcile net earnings to net cash
          from operating activities:
         Depreciation and amortization                                          33,018            24,036
         Deferred income tax benefit                                            (2,078)           (3,325)
         Gain on Sale of HealthCare Business                                        --            (5,300)
     Changes in assets and liabilities, net of effect of acquisitions:
              Receivables                                                      (56,813)          (61,755)
              Other assets                                                     (13,009)          (11,345)
              Accounts payable and accrued liabilities                          33,277            46,302
              Other                                                                261                45
                                                                           -------------     -------------
              Net Cash Provided by Operating Activities                         35,816            19,152
                                                                           -------------     -------------
Cash Flows from Investing Activities:
     Acquisitions, net of cash acquired                                        (90,997)         (566,646)
     Capital expenditures                                                      (25,450)          (15,433)
     Net proceeds from sale of marketable securities                                --             7,499
     Proceeds from the sale of HealthCare Business, net                             --           115,818
                                                                           -------------     -------------
              Net Cash Used in Investing Activities                           (116,447)         (458,762)
                                                                           -------------     -------------
Cash Flows from Financing Activities:
     Proceeds from debt                                                        207,802           542,227
     Debt repayments                                                          (180,505)          (98,483)
     Net proceeds from common stock offering                                   197,140                --
     Proceeds from exercise of employee stock options and other                  9,188             3,888
                                                                           -------------     -------------
              Net Cash Provided by Financing Activities                        233,625           447,632
                                                                           -------------     -------------
Increase in cash and cash equivalents                                          152,994             8,022
Cash and cash equivalents, beginning of period                                  15,570            18,938
                                                                           -------------     -------------
Cash and cash equivalents, end of period                                     $ 168,564         $  26,960
                                                                           -------------     -------------
                                                                           -------------     -------------

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

   The interim consolidated financial statements for the three and nine months ended September 25, 1998 and September 26, 1997 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Certain reclassifications have been made to the prior year's financial statements to conform with the 1998 presentation. Results for the three and nine months ended September 25, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 25, 1998.

2. Comprehensive Income

   Comprehensive income, which totaled $25.8 million and $2.5 million for the three months ended September 25, 1998 and September 26, 1997, respectively, is comprised of net earnings of $17.0 million and $12.0 million, respectively, and foreign currency translation adjustments of $8.8 million and ($9.5 million), respectively.

   Comprehensive income, which totaled $43.9 million and $26.3 million for the nine months ended September 25, 1998 and September 26, 1997, respectively, is comprised of net earnings of $38.4 million and $30.5 million, respectively, and foreign currency translation adjustments of $5.5 million and ($4.2 million), respectively.

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

                                      THREE MONTHS ENDED
                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                      ----------------------------------------------------------------------------------------
                                               SEPTEMBER 25, 1998                             SEPTEMBER 26, 1997
                                      ------------------------------------------    ------------------------------------------
                                         EARNINGS                                      EARNINGS
                                          BEFORE                          PER-          BEFORE                         PER-
                                       EXTRAORDINARY                     SHARE       EXTRAORDINARY                    SHARE
                                           ITEM          SHARES          AMOUNT          ITEM          SHARES         AMOUNT
                                       -------------    ---------      ----------   ---------------   --------      ----------
Basic EPS                               $  17,021         47,254        $  0.36      $  12,047         39,393        $  0.31
                                                                       ----------                                   ----------
                                                                       ----------                                   ----------

Effect of Dilutive Securities:
  Stock options                                --            737                           --          1,234
  Convertible subordinated notes            1,501          5,549                           --             --
                                       -------------     --------                   ---------------   ---------
Diluted EPS                             $  18,522         53,540        $  0.35      $  12,047         40,627        $  0.30
                                       -------------    ---------      ----------   ---------------   --------      ----------
                                       -------------    ---------      ----------   ---------------   --------      ----------



                                      NINE MONTHS ENDED
                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                      ----------------------------------------------------------------------------------------
                                               SEPTEMBER 25, 1998                             SEPTEMBER 26, 1997
                                      ------------------------------------------    ------------------------------------------
                                         EARNINGS                                      EARNINGS
                                          BEFORE                          PER-          BEFORE                         PER-
                                       EXTRAORDINARY                     SHARE       EXTRAORDINARY                    SHARE
                                           ITEM          SHARES          AMOUNT          ITEM         SHARES          AMOUNT
                                       -------------    ---------      ----------   ---------------   --------      ----------


Basic EPS                               $  41,160         43,209        $  0.95      $  30,494         39,205        $  0.78
                                                                       ----------                                   ----------
                                                                       ----------                                   ----------

Effect of Dilutive Securities:
  Stock options                                --            925                            --            924
  Convertible subordinated  notes           1,957          2,456                            --             --
                                       -------------     --------                   ---------------   ---------
Diluted EPS                             $  43,117         46,590        $  0.93      $  30,494         40,129        $  0.76
                                       -------------    ---------      ----------   ---------------   --------      ----------
                                       -------------    ---------      ----------   ---------------   --------      ----------


4. Subsequent Event

   On October 1, 1998, the Company announced a cash tender offer to purchase all of the outstanding shares of Computer Power Group Limited, the leading provider of information technology services in Australia, for approximately $120 million, valued at the exchange rate on the date of the announcement. The Company expects to complete the tender offer by the end of 1998.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 26, 1997

   REVENUES. Revenues in the three months ended September 25, 1998 increased 9.3% to $498.1 million from $455.8 million in the prior year. Excluding revenues from the Company's former HealthCare Business ("HealthCare"), which was sold at the end of the third quarter 1997, revenues increased 27.0% from $392.0 million. Professional Services revenues increased 34.6% reflecting strong internal growth, primarily in Information Technology ("IT") services and financial
staffing and placement, both in the United States and Europe.   Several smaller
acquisitions in the first and third quarters of 1998 also contributed to this revenue growth. Commercial Staffing revenues increased 19.2% reflecting the continued expansion of the Interim On-Premise program; increased demand for traditional commercial staffing services; and the acquisition of Crone Corkill Group, PLC, a UK-based Commercial Staffing company in March 1998 and AGO Uitzendbureau in The Netherlands in July 1998.

   GROSS PROFIT. Gross profit increased 9.2% to $167.6 million from $153.4 million a year ago. Gross profit margin was 33.6% compared with 33.7% last
year. Excluding HealthCare, gross profit margin was 32.6% last year.   Higher
margins, excluding HealthCare, were principally due to an increase in the amount of Professional Services revenues as a percentage of total revenues. Professional Services generate higher gross profit rates than Commercial
Staffing.   Excluding HealthCare, Professional Services revenue represented
52.6% of 1998 total revenue compared with 49.4% of total revenue in 1997.
Other factors contributing to the increase in the gross profit rate include higher pricing in IT, growth in Interim Career Consulting and a 43.3% increase in placement revenues compared with the three months ended September 26, 1997.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 8.6% to $112.9 million from $103.9 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 22.7% compared with 22.8% a year ago.

   LICENSEE COMMISSIONS. Licensee commissions increased 10.7% to $13.3 million from $12.0 million in the prior year period. Licensee commissions as a percentage of total revenues increased slightly to 2.7% from 2.6%.

   AMORTIZATION OF INTANGIBLES. Amortization expense decreased slightly to $5.7 million from $5.9 million in the prior year period due primarily to the divestiture of the HealthCare Business in September 1997.

   INTEREST EXPENSE. Interest expense decreased to $7.7 million from $10.3 million last year, primarily due to the repayment of borrowings under the Company's existing credit facilities in June 1998. The Company had average borrowings outstanding during the third quarter of 1998 of $459.1 million at an average rate of interest, including the effects of interest rate swaps, of 6.7% compared with $562.1 million outstanding during the third quarter of 1997 at an average rate of interest of 7.3%.

   INTEREST INCOME. Interest income increased to $2.7 million from $0.3 million last year, primarily due to the investment of proceeds from the Company's common stock and notes offerings in May 1998.

   GAIN ON SALE OF HEALTHCARE BUSINESS. The gain on sale of HealthCare Business of $5.3 million for the three months ended September 26, 1997 resulted from the divestiture of the Company's HealthCare Business in the third quarter of 1997. The pro forma consolidated results of operations for the nine months ended September 26, 1997, giving effect to this transaction, as well as the acquisition of Michael Page and other acquisitions, as though such events occurred as of December 27, 1996, are included in Item 5 of this filing. The Company consummated the sale of the remaining portion of its HealthCare Business, Interim HealthCare of New York, Inc. in October 1998. As such, the Company reflected this remaining HealthCare operation as sold at September 25, 1998. The sale did not have a material impact on results of operations.

   TAXES ON EARNINGS. The effective tax rate for the third quarter of 1998 was 44.7% compared with 55.1% last year. The effective tax rate in 1997 includes an approximate 100% effective rate on the $5.3 million HealthCare Business sale gain due to a lower tax basis than book basis in this business. Excluding the impact of the HealthCare gain, the effective rate in 1997 was 44.2%. The higher 1998 effective tax rate compared with the 1997 effective rate, excluding the HealthCare gain, resulted from increased foreign earnings as a percentage of total earnings.

   NET EARNINGS. Net earnings for the quarter increased 41.3% to $17.0 million ($0.35 per diluted share), from $12.0 million ($0.30 per diluted share) in the prior year period. This represents a 16.7% increase in per share earnings.
The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased to 53,540,000 from 40,627,000 in the prior year, primarily due to the issuance of 7.0 million shares of common stock and $207.0 million of convertible subordinated debt in the second quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 26, 1997

     REVENUES. Revenues in the nine months ended September 25, 1998 increased 15.1% to $1.4 billion from $1.2 billion in the prior year period. Excluding revenues from the Company's former HealthCare Business, which was sold at the end of the third quarter 1997, revenues increased 36.8% from $1.0 billion. Professional Services revenues increased 55.9% reflecting strong internal growth, primarily in IT services; the acquisitions of Michael Page in April 1997 and AimExecutive Holdings, Inc. in March 1997, combined with their continued organic growth subsequent to the acquisitions; and several smaller acquisitions in the first and third quarters of 1998. Commercial Staffing revenues increased 20.1% reflecting the continued expansion of the Interim On-Premise program; increased demand for traditional commercial staffing services; and the acquisition of Crone Corkill Group, PLC, a UK-based Commercial Staffing company in March 1998 and AGO Uitzendbureau in The Netherlands in July 1998.

   GROSS PROFIT. Gross profit increased 18.4% to $465.1 million from $392.8 million a year ago. Gross profit margin increased to 33.8% from 32.9% last
year.   Excluding HealthCare, gross profit margin was 31.4% last year.  Higher margins, excluding HealthCare, were due to an increase in the amount of Professional Services revenues as a percentage of total revenues. Professional Services generate higher gross profit rates than Commercial Staffing. Excluding HealthCare, Professional Services revenue represented 53.0% of 1998 total revenue compared with 46.5% of total revenue in 1997. Other factors contributing to the increase in the gross profit rate include higher pricing in IT, growth in Interim Career Consulting and a 99.3% increase in placement revenues compared with the nine months ended September 26, 1997.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 15.0% to $317.4 million from $276.0 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues remained constant at 23.1%.

   LICENSEE COMMISSIONS. Licensee commissions increased 15.9% to $37.6 million from $32.5 million in the prior year period. Licensee commissions, as a percentage of total revenues remained constant at 2.7%.

   AMORTIZATION OF INTANGIBLES. Amortization expense increased 24.9% to $16.5 million from $13.2 million reflecting the increase in intangible assets arising from acquisitions, primarily the Michael Page acquisition in April 1997.

   INTEREST EXPENSE. Interest expense increased to $23.5 million from $17.2 million last year. This resulted from increased borrowings for acquisitions, primarily Michael Page. The Company had average borrowings outstanding during the first nine months of 1998 of $454.9 million at an average rate of interest, including the effects of interest rate swaps, of 6.9% compared with $327.0 million outstanding during the first nine months of 1997 at an average rate of interest of 7.0%.

   INTEREST INCOME. Interest income increased to $4.0 million from $0.7 million last year, primarily due to the investment of proceeds from the Company's common stock and notes offerings in May 1998.

   GAIN ON SALE OF HEALTHCARE BUSINESS. The gain on sale of HealthCare Business of $5.3 million for the nine months ended September 26, 1997 resulted from the divestiture of the Company's HealthCare Business in the third quarter of 1997. The pro forma consolidated results of operations for the nine months ended September 26, 1997, giving effect to this transaction, as well as the acquisition of Michael Page and other acquisitions, as though such events occurred as of December 27, 1996, are included in Item 5 of this filing. The Company consummated the sale of the remaining portion of its HealthCare Business, Interim HealthCare of New York, Inc. in October 1998. As such, the Company reflected this remaining HealthCare operation as sold at September 25, 1998. The sale did not have a material impact on results of operations.

   TAXES ON EARNINGS. The effective tax rate for the nine months ended September 25, 1998 was 44.4% compared with 49.1% last year. The effective tax rate in 1997 includes an approximate 100% effective rate on the $5.3 million HealthCare Business sale gain due to a lower tax basis than book basis in this business. Excluding the impact of the HealthCare gain, the effective rate in 1997 was 44.2%. The higher 1998 effective tax rate compared with the 1997 effective rate, excluding the HealthCare gain, resulted from increased foreign earnings as a percentage of total earnings.

   EXTRAORDINARY ITEM. In June 1998, the Company prepaid its U.S. dollar denominated term loan with a portion of the net proceeds from its common stock and notes offerings, and recognized an extraordinary charge for early extinguishment of debt of $2.8 million (net of income taxes) for the early extinguishment of such debt and the termination of the related interest rate swap agreements.

   NET EARNINGS. Net earnings before the extraordinary loss on debt extinguishment for the nine months ended September 25, 1998 increased 35.0% to $41.2 million ($0.93 per diluted share) from $30.5 million ($0.76 per diluted share) in the prior year period. This represents a 22.4% increase in per share
earnings before extraordinary item.   The weighted average number of shares (as
adjusted for the dilutive impact of common stock equivalents) increased to 46,590,000 from 40,129,000 in the prior year, primarily due to the issuance of
7.0 million shares of common stock and $207.0 million of convertible subordinated debt in the second quarter.


FINANCIAL CONDITION

In May 1998 the Company completed an offering of 7,000,000 shares of its common stock (the "Common Stock Offering"), resulting in proceeds to the Company of approximately $197.1 million net of issuance costs and offering expenses. Concurrently with the Common Stock Offering, the Company completed an offering of $207.0 million of 4 1/2% Convertible Subordinated Notes due 2005 (the "Notes Offering"), resulting in proceeds to the Company of approximately $201.4 million net of issuance costs and offering expenses. A portion of the proceeds from the Common Stock and Notes Offerings was used to repay borrowings under the Company's existing credit facilities and for recent acquisitions. The balance of the proceeds will be used for general corporate purposes, including strategic acquisitions.

Net cash provided by operating activities was $35.8 million and $19.2 million for the nine months ended September 25, 1998 and September 26, 1997, respectively. Higher operating cash flow in 1998 resulted from increased earnings and higher depreciation and amortization. The increase in 1998 operating cash flow was partially offset by less cash provided by changes in working capital in 1998 compared with 1997. Higher cash flow from working capital changes in 1997 was primarily due to increases in interest payable, as well as the timing of advertising and sub-contracted vendor payments.

Investing activities used $116.4 million for the nine months ended September 25, 1998 due primarily to acquisitions in the areas of outplacement and career consulting, IT, accounting and European commercial staffing in the first and third quarters of 1998. Investing activities in 1998 were also impacted by capital expenditures for new computer hardware and software to upgrade and expand the Company's information technology capabilities. Investing activities used $458.8 million for the nine months ended September 26, 1997 relating primarily to the Michael Page and AIM acquisitions, partially offset by the proceeds from the sale of HealthCare.

Cash provided by financing activities was $233.6 million and $447.6 million for the nine months ended September 25, 1998 and September 26, 1997, respectively. Cash provided by financing activities in 1998 primarily reflects proceeds from the Common Stock and Notes Offerings, offset by repayment of borrowings under the Company's existing credit facilities. In 1997, cash provided by financing activities resulted from borrowings under a credit facility primarily due to the acquisition of Michael Page.

YEAR 2000 COMPLIANCE

As discussed in the Company's Annual Report on Form 10-K, the Company determined it will be required to upgrade certain application systems to ensure operability after the year 1999. To ensure that the Company's computer systems are Year 2000 compliant, the Company continues to utilize internal and external resources for testing and project management of the Year 2000 modifications ("Year 2000 project" or "project"). The Company anticipates completion of the Year 2000 project in mid 1999, which is based upon expected vendor upgrades to compliant versions of software.

The Company has implemented a five-step process, which consists of awareness, assessment, renovation, validation and implementation. This uniform process is being used across the entire Company, including new acquisitions, to ensure consistent results throughout the project. A majority of the Company's applications are in the late phases of validation, and some of the Company's applications are in the implementation stage. The most critical business system, the Company's largest payroll and billing system, has been validated and implemented.

The Company is in the process of contacting vendors and others on whom it relies to assure that their systems will be converted in a timely fashion. Based on current information received, the Company does not foresee any material potential risk with its significant vendors and business partners. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company would not have a material adverse effect on the Company.

The Company estimates that the total cost of the project will be approximately $750,000, which includes both personnel costs related to project management, programming and hardware and software upgrades. Of this total, approximately $250,000 has been incurred to date. The cost of the project and the estimated completion dates are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party
modification plans and other factors.   There can be no guarantee that these
estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate. Based upon progress to date, the Company believes that it is unlikely that the foregoing factors will cause actual results to differ significantly from those estimated. However, for those systems in the pre-implementation phases, no assurance can be given that those systems will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition. If certain systems or systems of other companies on which the Company relies fail to be converted timely, the Company will develop a contingency plan in early 1999.

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

The following pro forma condensed consolidated statement of earnings of the Company for the nine months ended September 26, 1997 is based on historical financial statements of the Company and has been adjusted to reflect the acquisition of Michael Page and Other Acquisitions, and the sale of the Company's HealthCare Business in each case as if such events had occurred as of December 27, 1996.

On September 26, 1997, Interim completed the sale of substantially all of its HealthCare Business. The consummation of the sale of Interim HealthCare of New York, Inc. was completed in October 1998, but is reflected in the following pro forma financial information as being sold in the third quarter of 1997.

The pro forma condensed consolidated statement of earnings does not purport to represent the actual results of operations of the Company had the transactions assumed therein in fact occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. The pro forma condensed consolidated financial information is based on certain assumptions and adjustments described in the notes hereto and should be read in conjunction therewith.


                                                     INTERIM SERVICES INC.
                                   PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                (unaudited, amounts in thousands, except per share amounts)

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1997
                                         ----------------------------------------------------------------------------------------
                                                                                           ACQUISITIONS               PRO FORMA
                                                    PRO FORMA EFFECT              --------------------------------      AFTER
                                                      OF HEALTHCARE   PRO FORMA                                      DISPOSITION
                                         HISTORICAL     BUSINESS        AFTER     MICHAEL    OTHER       PRO FORMA       AND
                                          INTERIM      DISPOSITION   DISPOSITION   PAGE(d)  ACQS.(d)    ADJUSTMENTS  ACQUISITIONS
                                         ----------    -----------   -----------  --------  --------    -----------  ------------
Revenues                                 $1,195,388   $(189,589)a)   $1,005,799   $76,253   $25,200     $   (138)j)   $1,107,114
Cost of services                            802,576    (113,050)a)      689,526    38,213    15,717         (138)j)      743,318
                                         ----------    -----------   -----------  --------  --------    -----------  ------------
          Gross Profit                      392,812     (76,539)        316,273    38,040     9,483           --         363,796
                                         ----------    -----------   -----------  --------  --------    -----------  ------------

Selling, general
  and administrative expenses               276,009     (61,094)a)      214,915    25,073     6,764          536 e)      247,288
Licensee commissions                         32,456        (597)a)       31,859        --        --         (536)e)       31,323
Amortization of intangibles                  13,247      (1,812)a)       11,435        --        --        3,948 f)       15,383
Interest expense                             16,507      (5,288)b)       11,219      (964)       --       13,455 g)       23,710
Gain on sale of HealthCare Business          (5,300)      5,300 k)           --        --        --           --              --
Merger expense                                   --          --              --     5,064        --       (5,064)h)           --
                                         ----------    -----------   -----------  --------  --------    -----------  ------------
                                            332,919     (63,491)        269,428    29,173    6,764        12,339         317,704
                                         ----------    -----------   -----------  --------  --------    -----------  ------------
          Earnings before taxes              59,893     (13,048)         46,845     8,867    2,719       (12,339)         46,092

Income taxes                                 29,399      (9,414)c)       19,985     4,593       --        (3,473)i)       21,105
                                         ----------    -----------   -----------  --------  --------    -----------  ------------
          Net earnings                   $   30,494    $ (3,634)     $   26,860   $ 4,274  $ 2,719      $ (8,866)     $   24,987
                                         ----------    -----------   -----------  --------  --------    -----------  ------------
                                         ----------    -----------   -----------  --------  --------    -----------  ------------
Basic earnings per share                 $     0.78                                                                   $     0.64
                                         ----------                                                                  ------------
                                         ----------                                                                  ------------
Basic weighted average
  shares outstanding                         39,205                                                                       39,205
                                         ----------                                                                  ------------
                                         ----------                                                                  ------------
Diluted earnings per share               $     0.76                                                                   $     0.62
                                         ----------                                                                  ------------
                                         ----------                                                                  ------------
Diluted weighted
  average shares outstanding                 40,129                                                                       40,129
                                         ----------                                                                  ------------
                                         ----------                                                                  ------------
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

j)   To eliminate royalties as a result of the repurchase of Interim franchises.

k)   To eliminate gain on sale of the HealthCare Business.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits Required by Item 601 of Regulation S-K


  EXHIBIT
   NUMBER                              EXHIBIT NAME
   3.1    Restated  Certificate  of  Incorporation  of  the registrant, as last amended  May  18, 1998, filed as Exhibit 3.1 to the registrant's Form
          10-Q  for  the quarter ended June 26, 1998, is incorporated herein by reference.

   3.2 By-Laws of registrant, as amended, filed as Exhibit 3.2 to the registrant's Form 10-Q for the quarter ended September 27, 1996, are incorporated herein by reference.

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

   4.4 Amendment No. 1 to Rights Agreement dated June 26, 1996 between the registrant, Boatmen's Trust Company and ChaseMellon Shareholder
          Service L.L.C., filed as Exhibit 4.1(A) to the registrant's
          Form 10-Q for the quarter ended September 27, 1996, is incorporated herein by reference.

   4.5 Amendment No. 2 to Rights Agreement dated February 25, 1997 between the registrant and ChaseMellon Shareholder Services L.L.C., filed as
          Exhibit  4.1(B)  to  the registrant's Form 10-Q for the quarter ended
          March 28, 1997, is incorporated herein by reference.

   4.6    Articles  Fourth,  Fifth,  Seventh,  Eighth and Tenth of the Restated
          Certificate  of  Incorporation of the registrant, as last amended May
          18, 1998, filed as Exhibit 4.6 to the registrant's Form 10-Q for the quarter ended June 26, 1998, is incorporated herein by reference.

   4.7    Sections Four through Twelve and Thirty-Five through Forty-One of the
          Bylaws of the registrant, as amended, filed as part of Exhibit 4.2 to registrant's Form S-3 filed September 16, 1996, are incorporated herein by reference.

   4.8    Certificate   of  Increase  of  Shares  Designated  as  Participating
          Preferred  Stock,  filed  as Exhibit 2.2 to the Corporation's Form 8-
          A/A2, dated November 3, 1997, is incorporated herein by reference.

   4.9 Indenture, including form of Notes, dated as of May 27, 1998, from the registrant to The Bank of New York with respect to the registrant's 4 1/2 % Convertible Subordinated Notes due 2005, issued or to be issued pursuant to the registrant's Form S-3 dated April 23, 1998, filed on May 6, 1998, filed as Exhibit 4.9 to the registrant's
          Form 10-Q for the quarter ended June 26, 1998, is incorporated herein by reference.

   10.1 1994 Stock Option Plan for Franchisees, Licensees and Agents, as amended, filed as Exhibit 10.4A to the registrant's Form S-3, filed on July 12, 1995, is incorporated herein by reference.





  EXHIBIT
   NUMBER                              EXHIBIT NAME
   10.2   Tax  Sharing  Agreement dated October 1993, by and between H&R Block,
          Inc.  and  Interim  Services  Inc.  filed  as  Exhibit  10.5  to  the registrant's  Form S-1 dated November 5, 1993, is incorporated herein by reference.

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

   10.5 Credit Agreement between Interim Services Inc. and NationsBank dated as of May 1, 1997, filed as Exhibit 10.11 to the registrant's Form
          10-Q for the quarter ended March 28, 1997, is incorporated herein by reference.

   10.6 Recommended Cash Offer dated March 14, 1997, by J.P. Morgan on behalf of Interim Services (UK) PLC, a wholly-owned subsidiary of Interim
          Services Inc., for Michael Page Group PLC filed as Exhibit 10.12 to the registrant's Form 10-Q for the quarter ended June 27, 1997, is incorporated herein by reference.

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

   10.11 The Interim Services Inc. Outside Directors Compensation Plan filed as Exhibit 10.15 to the registrant's Form 10-Q for the quarter ended
          September 26, 1997 is incorporated herein by reference.

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



  EXHIBIT
   NUMBER                              EXHIBIT NAME
  10.15   Amendment Agreement No. 2, dated as of May 21, 1998, to the Credit
          Agreement, dated as of May 1, 1997, between the registrant and
          NationsBank, filed as Exhibit 10.15 to the registrant's Form 10-Q for the quarter ended June 26, 1998, is incorporated herein by reference.

  10.16   Amendment Agreement No. 3, dated as of May 21, 1998, to the Credit
          Agreement, dated as of May 1, 1997, between the registrant and NationsBank, filed as Exhibit 10.16 to the registrant's Form 10-Q for the quarter ended June 26, 1998, is incorporated herein by reference.

  27.     Financial Data Schedule is filed herewith.


(b) During the quarter covered by this report, no reports on Form 8-K were filed.


(c)  Exhibits Filed With This Form


EXHIBIT
NUMBER    EXHIBIT NAME
--------  --------------

27.       Financial Data Schedule.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        INTERIM SERVICES INC.
                                             (Registrant)




DATE - November 2, 1998                   BY   /s/ Roy G. Krause
                                            -----------------------------
                                                   Roy G. Krause
                                             Executive Vice President
                                            and Chief Financial Officer
                                             (principal financial officer)




DATE - November 2, 1998                   BY   /s/ Mark W. Smith
                                            ------------------------------
                                                   Mark W. Smith
                                              Vice President, Finance
                                             (principal accounting officer)