Form 10-K
period 1998-12-25
INTERIM SERVICES INC
filed 1999-03-16
CIK 914536

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

                 For the twelve months ended December 25, 1998

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

                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock as of January 22, 1999 on the New York Stock Exchange, was $1,100,538,781.

    Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on January 22, 1999 was 47,400,714.

    Documents Incorporated by Reference:

    Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after December 25, 1998, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Interim Services Inc. ("Interim" or the "Company") is a leader in identifying, recruiting, assessing and deploying talent for a wide variety of businesses, as well as in measuring human performance. Through the Company's three operating segments, North America, Europe and Australia/Asia, Interim provides four services. Through these services, consulting, managed services, search/recruitment and flexible staffing, the Company provides professionals in the fields of information technology, finance, law, manufacturing and human resources, as well as clerical, administrative and light industrial staffing. The Company's former HealthCare Division ("HealthCare") was sold effective September 26, 1997.

    The Company operates within the staffing industry in 12 countries around the world: Australia, Canada, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, the United Kingdom and the United States. The Company is organized into three operating segments based upon geographic location, North America, Europe and Australia/Asia. These operating segments generally follow the management organization structure of the Company and also represent, in the opinion of management, the most meaningful aggregation of the Company's multiple operating units throughout the world. This aggregation is based upon geographic similarities including market growth rates, foreign currency exposure and local laws and regulations. In most of these operating segments the Company's four services, consulting, managed services, search/recruitment and flexible staffing, are provided. Operating segment and services financial information appear in Management's Discussion and Analysis and the notes to the consolidated financial statements included herein.

    Since its January 1994 initial public offering ("IPO"), excluding HealthCare, the Company's network of offices has more than doubled from 373 in North America to 877 offices in 12 countries as of December 25, 1998. The Company's revenues, excluding HealthCare, increased from $537.3 million in fiscal 1994 to $1.9 billion in fiscal 1998. This growth has been accomplished through strategic acquisitions, internal growth and by capitalizing on cross-selling opportunities. During this period, the Company acquired 26 businesses with 256 offices, representing over $750 million in annualized revenues for the year ended prior to acquisition, including one business acquired in 1994, five businesses acquired in 1995, three businesses in 1996, four businesses in 1997 and thirteen businesses in 1998. The most significant recent acquisitions were Computer Power Group Limited ("Computer Power") and Crone Corkill Group PLC ("Crone Corkill") in 1998 and Michael Page Group PLC ("Michael Page") and Aim Executive Holdings, Inc. ("Aim") in 1997. The Computer Power acquisition expands the Company's technology consulting and staffing into Australia and Southeast Asia. Crone Corkill expands the Company's flexible staffing and search/recruitment of high-end secretarial and administrative personnel in the United Kingdom. Michael Page is a premier international recruiting and staffing company specializing primarily in accounting, banking and finance. Michael Page's 58 offices are located in the United Kingdom, Australia, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, and the United States. The Aim acquisition broadened the Company's service offerings to include outplacement and other career consulting services. Additionally, several smaller strategic acquisitions were made during 1998 to expand Aim's (now Interim Career Consulting) geographic markets and service offerings.

INDUSTRY OVERVIEW

    The global staffing services industry has experienced significant growth in response to the changing work environment worldwide. According to published industry sources, the total staffing services market had revenues of approximately $120 billion in 1997 (the latest available data). The staffing industry is evolving from employers' traditional use of staffing services to manage personnel costs and meet fluctuating staffing requirements to the reduction of administrative overhead by outsourcing human resources operations that are not part of an employer's core business competencies. The use of staffing services has allowed employers to improve productivity, to outsource specialized skills and to avoid the negative effects of layoffs. Rapidly changing regulations concerning employee benefits, insurance and retirement plans, as well as the high cost of hiring, laying off and terminating permanent employees, has also prompted many employers to take advantage of the flexibility offered through temporary and contract staffing arrangements. In addition to the economic conditions driving staffing industry growth, the Company believes that changing demographics of the workforces of developed economies and evolving attitudes concerning work patterns also contribute to growth in the staffing industry. These trends have accelerated with the pace of technological change and greater global competitive pressures.

    The U.S. remains the largest and most developed staffing services market in the world. According to Staffing Industry Report, U.S. staffing industry revenue, including flexible staffing, managed services, search/recruitment and outplacement, grew from approximately $29.3 billion in 1992 to an estimated $76.8 billion in 1998, representing a compound annual growth rate of 17.4%. The National Association of Temporary and Staffing Services has estimated that more than 90% of all U.S. businesses utilize staffing services. Also, the U.S. Bureau of Labor Statistics has stated that penetration of the U.S. workforce by temporary and contract workers has increased from approximately 0.4% in 1982 to approximately 2.0% in 1997. One of the fastest growing sectors for the staffing services industry, as well as for the Company, is information technology. According to Staffing Industry Report, 1998 revenue for this sector in the U.S. is estimated to be $18.5 billion, representing a compound annual growth rate of 24% since 1992. In addition, flexible staffing services revenue in the areas of accounting, finance and legal, is estimated to have grown from $1.8 billion in 1992 to $7.8 billion in 1998, representing a compound annual growth rate of 28%. The Company believes that its unique mix of services in the U.S. positions it to continue experiencing higher revenue growth rates than those companies that provide primarily traditional flexible staffing.

    The U.K. is the second largest national staffing services market in the world. Staffing revenues in the U.K. grew an estimated 20% in 1997 to $17 billion. Published industry sources estimate the U.K.'s penetration rate of temporary workers at 1.8%, compared with the U.S. (2.0%) and The Netherlands (3.6%). Demographic indicators produced by the U.K. Institute for Employment Studies predict a return to labor shortages in the U.K., particularly in technical and skilled sectors. This shortage is expected to result from a shrinking labor pool coupled with continued demand for specialized skills. While a shrinking labor pool may reduce the number of suitable candidates for the Company to place with its clients, it may also increase the demand for the Company's specialized search/recruitment services. The Company believes that these factors, as well as the continued relatively rapid growth in the service sector, should increase the opportunities to provide services in the U.K.

    The total staffing services market in the European Union (excluding the U.K.) during 1997 was estimated by published industry sources to be approximately $29 billion, with France, Germany, The Netherlands and Belgium accounting for over 90% of such market. Discrete domestic markets that have no significant cross-border contact currently characterize the continental European staffing services industry. In 1997, staffing revenues grew 33% in France, 20% in Germany, 30% in Spain, 19% in The Netherlands and 17% in Belgium. In many other European countries, the staffing services industry has only recently begun to develop. The European Commission has noted trends towards deregulation and greater labor market flexibility that the Company believes will increase the use of temporary and contract labor throughout Europe. For example, Spain, Sweden and Italy have recently enacted legislation that eliminated or modified laws that had previously significantly restricted or prohibited the operations of staffing services companies. In the emerging markets of Eastern Europe, the Company believes that demand for staffing services is increasing as a result of deregulation of certain local labor laws and increasing economic development.

    In certain countries in the Australia/Asia region, particularly Australia, the staffing services industry is well developed, and the Company believes that opportunities exist for continued expansion within all of the Company's service offerings.

    The staffing services market in most countries in which the Company operates is highly fragmented and includes a large number of small businesses, many of which operate in a single geographic market. This fragmentation, combined with changing client demands and competitive pressures, has resulted in a trend towards industry consolidation. This consolidation is being driven by, among other things, client demands for "one-stop shopping" from staffing providers. Faced with a desire to minimize the number of vendors, coupled with the need for sophisticated management information systems, the growth of national or global relationships and the expansion of professional level specialties, clients have begun to demand the services of large staffing companies capable of offering a full range of staffing services over a broad geographic area. This ability has been particularly important in fulfilling the needs of large regional, national and international accounts. Within this more competitive environment, smaller companies may have difficulties competing due to limited service offerings, geographic concentration and lack of sufficient working capital and management resources. As a result, many smaller companies have been acquired in recent years and the Company believes that small and mid-sized staffing companies are becoming increasingly responsive to acquisition proposals by larger firms, such as the Company. Furthermore, the Company believes that consolidation may also occur among larger regional and national companies.

BUSINESS STRATEGY

    The Company's goal is to drive revenue and earnings growth by delivering innovative integrated human resources solutions worldwide through its consultative approach to workforce management. The Company intends to achieve this goal through a growth strategy that includes strategic acquisitions, with particular emphasis in its higher-margin consulting services and high skill level flexible staffing services (i.e., accounting, technology, legal, etc.), opening new offices in existing and new geographic markets and continued development of its client base by capitalizing on cross-selling opportunities. This growth strategy is complemented by an operating strategy of offering a comprehensive range of innovative services under common brands through decentralized, entrepreneurial offices providing specialized expertise.

    The key elements of the Company's strategy are:

    PROVIDE A COMPREHENSIVE RANGE OF SERVICES. The Company believes that significant demand exists from current and prospective clients to procure a substantial portion of their human resources solutions from a single company, thereby enabling them to assess and deploy personnel more efficiently and productively. Accordingly, the Company seeks to be regarded by its clients as their human resources partner and is committed to developing a broad range of innovative, value-added human resource solutions to meet their evolving needs on a worldwide basis. Since the IPO, the Company has significantly increased the range of services offered, moving from solely providing flexible staffing services to offering a full range of human resource solutions including consulting, managed services, search/recruitment and flexible staffing.

    LEVERAGE BRAND IDENTITY. Interim is one of a small number of staffing companies which provide a variety of human resource solutions under the same brand name. This maximizes cross-selling opportunities (e.g., Interim Technology, Interim Financial Solutions, Interim Legal Services, Interim Attorneys, Interim Personnel, etc.). Through this common branding, the Company and its franchisees and licensees are better able to benefit from national media advertising. The Company also benefits from brand name recognition of certain of its subsidiaries. Michael Page, a premier recruitment organization focusing on the placement of finance professionals internationally, has established strong name recognition within the world's largest financial markets. The Stratford Group, the Company's executive search business specializing in the recruitment of high-level executives, benefits from name recognition among senior management. The Saratoga Institute, the Company's human capital measurement business, is widely recognized within the human resources industry as the source for human capital measurement data and consulting.

    DELIVER SERVICES THROUGH SPECIALIZED OFFICES SUPPORTED BY DECENTRALIZED STRUCTURE. The Company's businesses are operated to be responsive to local business practices and market conditions. The Company believes that its existing and potential clients choose service providers largely on the basis of brand awareness and local specialized expertise. Each of the Company's offices is organized on this basis, thereby providing clients with perceived value and enhanced services by enabling them to deal with Interim representatives who "speak their language" and understand their specialized human resources requirements. Further, all Interim managers are compensated based on profits generated within their scope of responsibility and cross-selling activities, and they are responsible for their own hiring, pricing, business mix and local promotion. The Company believes that this (i) allows the Company to capitalize on its managers' knowledge of local business conditions and markets, (ii) makes the Company more attractive to acquisition candidates, (iii) allows for a smooth transition of acquired businesses and (iv) enables local operating company managers to develop long-term relationships with key decision makers at both existing and potential clients.

    MAINTAIN STRONG ORGANIC GROWTH. A significant portion of the Company's growth has resulted from internal expansion, which includes new office openings and development of existing offices. The Company intends to continue to add offices by expanding into new geographic markets, both domestically and internationally, and to open new offices in existing markets to increase the range of services offered in such markets. New office openings are jointly planned by corporate and local management based upon various criteria, including market demand, availability of quality candidates and whether a new office would complement or broaden the Company's current geographic network or service offerings. The Company also believes that it has been able to accelerate the growth of existing offices by capitalizing on cross-selling opportunities. To this end, the Company's integration managers focus on facilitating cross-selling opportunities on a regional basis. The Company opened 266 offices from the date of the IPO through the end of fiscal 1998.

    UTILIZE ADVANCED RECRUITMENT METHODS. The Company has added new techniques to successfully recruit and retain candidates. Through five recruitment centers in Europe, Asia and South Africa, Interim recruits information technology ("IT") professionals, predominantly to the U.S., to fill a shortage of skills. In addition, Interim was the first company in the staffing industry to implement national television advertising featuring a toll-free number (1-800-A-CAREER) and full-page Wall Street Journal advertising for managerial and executive positions. Recruitment efforts are globally supported by both Internet and Intranet-based technology and a developing central candidate database that will allow the Company to maintain contact with candidates throughout the duration of their careers. Once a candidate is employed, the Company focuses on training to maintain or enhance skills and offers certain employees salaries, benefits and participation in the Company's employee benefit plans as a form of retention.

    PROVIDE INNOVATIVE PRODUCTS AND SERVICES. By taking a consultative approach to client needs, the Company has developed innovative, value-added services that help clients better manage their human assets. Interim On-Premise utilizes proprietary software that provides "qualitative" measurement of performance, quantitative analysis of staffing efficiencies and customized reporting. The Company's "interim.com" website contains employment information that can be used by both candidates and clients, and it was made part of the Smithsonian Institution's Permanent Research Collection on Information Technology Innovation. In addition, the Company conducted a nationwide survey with Louis Harris and Associates to identify emerging workforce trends to assist clients in human resource planning.

    CONTINUE TO EXPAND THROUGH ACQUISITIONS. The Company believes that there is an opportunity to acquire additional companies consistent with its business strategy because of the highly fragmented nature of the staffing industry and the pressures of increased competition. The Company intends to continue to make complementary acquisitions that can be integrated into existing operations, as well as strategic acquisitions that provide entry into new geographic markets or service lines. This acquisition strategy focuses on strong, well managed companies domestically and internationally. The Company has a proven track record of successfully acquiring companies, integrating them within the Company's existing operations and producing growth rates of acquired companies in excess of their historical performance. Since the IPO, the Company has added 256 offices with over $750 million in annualized revenues for the year ended prior to acquisition.

ACQUISITIONS

    The Company's corporate management team has extensive experience in identifying acquisition candidates and integrating acquired operating companies into the Company's international network. The Company believes its decentralized, entrepreneurial management structure facilitates its efforts to acquire branded staffing companies seeking alliances with an internationally-focused provider of a broad range of human resources services.

    Since the IPO, the Company has acquired 26 companies providing consulting, managed services, search/recruitment and flexible staffing through 256 offices, representing over $750 million in annualized revenues for the year ended prior to acquisition. In addition to external acquisitions, Interim usually purchases franchise and license operations which are for sale. The Company is generally the purchaser of choice when an Interim franchisee or licensee decides to sell its business. The Company has a first right of refusal on any franchise sale at the same terms and conditions as may be agreed with another purchaser and has a standard purchase option on licenses. Overall, Company-owned branches yield higher profits than franchised or licensed offices, and the Company therefore believes that the purchase of these offices can be accretive to overall earnings. The Company regularly evaluates potential acquisitions of companies that can be integrated into existing operations and strategic acquisitions that provide entry into new geographic markets or service lines. Certain information related to external acquisitions is summarized in the following table.

                                                         NUMBER      REVENUES
                                                           OF           IN
                                         ACQUISITION     OFFICES     MILLIONS
          ACQUIRED BUSINESS                 DATE           (1)          (2)                PRIMARY SERVICES (SKILLS)
--------------------------------------  -------------  -----------  -----------  ----------------------------------------------
Computer Power Group (Australian and
  Asian operations)...................        12/98            51    $   143.0   Consulting, Flexible Staffing (Technology)
HR Easy...............................        12/98             3          6.6   Consulting (Human Capital Measurement &
                                                                                 Assessment)
Ouranos Informatica Groep B.V.........        11/98             1         20.0   Consulting (Technology)
Reedie & Company......................         9/98             3          4.4   Consulting (Outplacement & Executive Coaching)
Polmar, Inc...........................         9/98             1          5.4   Consulting (Technology)
Clarke, Poynton & Associates;
  C.P.G. Partners.....................         8/98             5          8.0   Consulting (Outplacement & Executive Coaching)
AGO Uitzendbureau B.V.................         7/98            30         17.9   Flexible Staffing (Administrative & Light
                                                                                 Industrial)
Saratoga Institute....................         6/98             1          3.0   Consulting (Human Capital Measurement &
                                                                                 Assessment)
Smyth, Fuchs & Company................         3/98             5          2.5   Consulting (Outplacement)
Crone Corkill.........................         3/98             2         38.4   Flexible Staffing, Search/Recruitment
                                                                                 (Administrative)
Network Companies.....................         2/98             2          5.0   Flexible Staffing, Search/Recruitment
                                                                                 (Accounting)
deRecat & Associates..................         1/98             3          3.5   Consulting (Outplacement)
A.J. Burton Group, Inc................         1/98             3         14.6   Flexible Staffing, Search/Recruitment
                                                                                 (Accounting)
Feldt Personnel Consultants...........        10/97             1          0.5   Flexible Staffing, Search/Recruitment
                                                                                 (Accounting)
Mainstream Access.....................         4/97            16          5.7   Consulting (Outplacement)
Michael Page Group PLC................         4/97            40        220.0   Flexible Staffing, Search/Recruitment
                                                                                 (Accounting, Banking & Finance)

                                                         NUMBER      REVENUES
                                                           OF           IN
                                         ACQUISITION     OFFICES     MILLIONS
          ACQUIRED BUSINESS                 DATE           (1)          (2)                PRIMARY SERVICES (SKILLS)
--------------------------------------  -------------  -----------  -----------  ----------------------------------------------
Aim Executive Holdings................         3/97            17         35.2   Consulting, Flexible Staffing, Search/
                                                                                 Recruitment (Outplacement & General
                                                                                 Management)
Allround/Interplan....................        11/96             6         15.0   Flexible Staffing (Administrative & Light
                                                                                 Industrial)
Brandon Systems.......................         5/96            32         89.0   Flexible Staffing, Managed Services
                                                                                 (Technology)
Of-Counsel............................         5/96             1          1.0   Flexible Staffing (Legal)
Computer Power Group (U.S. and U.K.
  operations).........................        12/95            17         81.0   Consulting (Technology)
Hernand & Partners....................        11/95             3          2.7   Flexible Staffing (Legal)
Juntunen..............................        10/95             2         13.6   Search/Recruitment, Flexible Staffing,
                                                                                 (Technology & General Management)
OCS Consulting Services...............         6/95             5         16.1   Consulting (Technology)
Career Associates/Career Temps........         6/95             5          5.6   Flexible Staffing, Search/Recruitment
                                                                                 (Accounting)
ICS Temporary Services................        12/94             1          1.6   Flexible Staffing (Administrative & Light
                                                                                 Industrial)
                                                              ---   -----------
                                                              256    $   759.3
                                                              ---   -----------
                                                              ---   -----------

--------------------------
(1) Office count at time of acquisition.
(2) Represents annualized revenues for the year ended prior to acquisition.

SERVICES OVERVIEW

    The Company provides its operating segments with centralized national and international support in training, information technology, recruitment, marketing and sales. This includes national television advertising aimed at building brand identity and recruiting candidates, centralized candidate databases and expansive internet and intranet communication abilities. In addition, back office support includes: payroll, billing, receivable management, risk management, legal services and cash management. Corporate staff, as well as integration managers in key markets, are dedicated to supporting cross-selling activities and national/international account management and expansion. Business units that pass revenue-generating leads to other business units are rewarded with a corporate-paid fee. This approach facilitates an environment of high communication among offices, unifies strategic initiatives and capitalizes upon multinational resources.

    The Company is organized into three operating segments based upon geographic location, North America, Europe and Australia/Asia. These operating segments generally follow the management organization structure of the Company. The operating segments also represent, in the opinion of management, the most meaningful aggregation of the Company's multiple operating units throughout the world. This aggregation is based upon geographic similarities including market growth rates, foreign currency exposure and local laws and regulations. Within each of these operating segments, the Company provides its four services-- consulting, managed services, search/recruitment and flexible staffing. The Company defines these services as follows:

    CONSULTING -- Interim designs and delivers solutions to a specific client challenge, including technology consulting and training, talent assessment, career consulting and human capital measurement. Consultants engaged within this group are full-time Interim employees.

    MANAGED SERVICES -- Through Managed Services, clients engage Interim for its management capabilities, such as Interim On-Premise, functional outsourcing and vendor management. These engagements may or may not involve deployment of flexible staff, as Interim is often called upon solely to provide management services.

    SEARCH/RECRUITMENT -- Search/Recruitment focuses on full-time placement of entry-level professionals through senior executives, for which Interim receives a one-time fee from the client. Examples include the placement of professionals in senior management, accounting and finance and sales and marketing.

    FLEXIBLE STAFFING -- Through Flexible Staffing, Interim employees are placed at the client's facility for assignments, ranging in length from a few days to many months. Assignments also cross a wide range of skills, such as administrative, light industrial, accounting, technology and legal.

    CONSULTING

    Consulting Services represented 15.2% of worldwide revenues in 1998. The Company's primary focus within this service category is technology, outplacement, executive coaching and human capital measurement and assessment.

    Interim has built a leading information technology consulting group operating through 84 offices of which 30 are in North America, 3 are in Europe and 51 are in Australia/Asia, as well as recruiting centers in South Africa, Asia and the United Kingdom. This service is provided primarily through Interim Technology, The Consulting Group ("Technology Consulting"). Technology Consulting specializes in the areas of software design, maintenance and development, quality assurance, implementation and management and strategic IT consulting. Technology Consulting has separate practices to supply specialized expertise in the areas of client/server development, legacy systems support, network integration, software quality management, systems engineering and technical communications to clients including many Fortune 100 companies. Consulting engagements are generally longer term, and are provided by highly trained full-time employees.

    Technology Consulting has grown both organically and through the acquisition of Ouranos Informatica Groep B.V. ("Ouranos") and Computer Power (both which are currently in the process of being rebranded Interim Technology). Ouranos operates in The Netherlands and offers IT development and support through its consulting services. Computer Power operates in Australia/Asia and provides technology consulting, in addition to flexible staffing and education and training.

    With nationwide capabilities, Interim Career Consulting manages projects ranging from large-scale national restructuring to individual cases and is ranked among the top five outplacement firms in the U.S. Interim Career Consulting operates through 48 offices in the U.S. This business provides career management and outplacement services to help companies and their employees address career transition and termination issues. Career Consulting provides career assessment and management, executive coaching, leadership development and team alignment. The Company was the first career transition firm to receive an ISO 9001 certification for part of its domestic operations. Through an international strategic alliance with Coutts Consulting Group, Interim Career Consulting offers services to multinational clients in 80 markets throughout Europe, Japan and Canada.

    Interim expanded its core competency in identifying, assessing and deploying talent with the 1998 purchase of Saratoga Institute. Saratoga Institute, recognized throughout the human resource community as a leading source of human capital performance measurement, serves many Fortune 500 companies. The organization is well known for its Human Resource Financial Report, which includes quantitative data such as revenue per employee, time to fill a vacant position, cost per hire and other performance measurements that assess the financial impact of human capital on an organization.

    The Company acquired HR Easy, Inc. ("HReasy") in late 1998, further expanding the Company's evolution from a staffing company to a complete human capital management resource provider. HReasy (which is currently in the process of being rebranded as Interim Assessment Solutions) helps clients identify which job applicants are the most qualified and have the best cultural fit for mid-management to hourly positions. HReasy also creates and implements customized attitude and opinion surveys and exit interviews. HReasy helps ensure the right hire through its use of interactive voice response technology to analyze qualifications and behaviorally assess job candidates via telephone interviews. This business unit currently works with a wide range of companies, most notably in retail, banking, grocery, petroleum and manufacturing industries.

    MANAGED SERVICES

    Managed Services represented 16.7% of worldwide revenues in 1998. Within this service category, clients engage Interim for its management capabilities, such as Interim On-Premise, vendor management and functional outsourcing in such areas as help desk and data centers.

    In 1992, the Company introduced a new staffing concept, Interim On-Premise, whereby a client delegates management of its staffing needs to the Company, allowing the client to focus on its core business activities. The Company is currently expanding Interim On-Premise into Europe. On-Premise has evolved to include managing a client's entire workforce, a significant portion of which may be permanent staff, and the management of other staffing vendors. To better serve its On-Premise clients, the Company has developed proprietary software that is designed to facilitate managing the productivity of personnel at the client's work site.

    The Company has found that Interim On-Premise clients, who had typically utilized staffing services, are very receptive to other Interim services. On-Premise managers are well positioned to enhance established relationships with key decision-makers at client organizations and, as a result, introduce other Interim services. Conversely, other business units such as Technology Consulting or Interim Financial Solutions (formerly Interim Accounting Professionals) can often identify instances where clients need additional staffing services and introduce Interim On-Premise. These clients have also sought to expand the Interim On-Premise service into their international operations. Management believes the Company's geographic and service breadth provide a strong competitive advantage in securing such broad-reaching assignments. Additionally, once in place, the client's reliance on the Company's knowledge, productivity and proprietary software makes them more reluctant to seek alternate service providers who may not be able to deliver this value added service.

    Through the Company's Interim Technology, Staffing Solutions Group ("Technology Staffing"), the Company offers outsourcing services whereby its clients delegate to Interim all responsibility for technology staffing and performance issues in such environments as the help desk and data centers. The Company manages day-to-day functional activities, as well as staffing services, and the client maintains strategic control of their information systems and data. This type of outsourcing service is typically provided to clients under a contractual arrangement.

    In 1997, the Company introduced Juris Partners through its Interim Legal Services business, a product designed to be similar to Interim On-Premise. Juris Partners is a comprehensive management program designed to increase the effectiveness and cost-efficiency of a company's legal support. Through Juris Partners, an on-site Interim manager evaluates and manages a company's entire legal support function, supplying the necessary staff and services including project staffing, litigation support, document management and court reporting.

    SEARCH/RECRUITMENT

    Search/Recruitment represented 13.6% of worldwide revenues in 1998. The Company provides full-time placement of entry-level professionals through senior executives for many types of skills.

    Through the acquisition of Michael Page and the growth of Interim Financial Solutions, the Company provides accounting, banking, finance and other search/recruitment services worldwide. Michael Page specializes in recruiting in areas such as mergers and acquisitions, corporate finance and funds management.

Michael Page operates 58 offices in major financial centers across the globe, including London, Paris, Frankfurt, Amsterdam, Hong Kong, Singapore and Sydney and in 1997, opened its first office in New York. As a result of the Michael Page acquisition, Interim is the largest provider of search/recruitment in the accounting, banking and financial areas worldwide. In addition, Michael Page provides Interim with a global presence to grow its On-Premise and flexible staffing businesses. Through 22 offices in the U.S., Interim Financial Solutions provides accounting and finance personnel at a variety of levels including bookkeepers, degreed accountants, certified public accountants, auditors and controllers. Interim Financial Solutions made two domestic acquisitions in 1998 which expanded its presence on the eastern U.S. coast.

    Interim provides nationwide searches for all levels of employees, up to president and CEO through over 30 offices in the U.S. Retained searches are conducted for executives and high-level managers through Stratford, and contingency recruitment is available for management and professional positions through Interim Executive Recruiting and other business units. Businesses rely on Interim to recruit industry experts who will provide strategic direction and top management skills. The search group has developed a prestigious client list, and has particular expertise in the technology industry, working with many leading technology companies in the U.S. Relationships are established with companies at the highest levels when recruiting for executives and management. These relationships serve as an excellent point of entry for a whole host of additional Interim services including information technology, legal, accounting, HR, clerical and light industrial.

    FLEXIBLE STAFFING

    Flexible Staffing represented 54.5% of worldwide revenues in 1998. The Company provides flexible staffing services at many skill levels, from light industrial and clerical to accounting, legal and technology. Flexible staffing is provided through most of the Company's business units, with differences between the units based upon skill provided.

    The Company's Michael Page and Interim Financial Solutions business units provide flexible staffing in the areas of accounting, banking and finance in all of the same locations in which the Company provides search/recruitment for the same skill types. The typical office model in these businesses has search consultants that focus on flexible staffing assignments and those that concentrate on search/recruitment. Combining these business units' flexible staffing and search/recruitment revenues makes Interim the second largest provider of accounting, banking and finance skills in the world.

    Technology Staffing provides operations-based staffing and support for IT operations including help desk and data center operations, operations analysis, communications, and PC support through 24 offices in the U.S. and one office in the U.K. Technology Staffing generally provides large numbers of personnel for shorter assignments. Computer Power provides flexible staffing and education and training in areas such as end-user proficiency and certified vocational training, in addition to technology consulting. Computer Power has 49 offices in Australia and New Zealand, and one office each in Hong Kong and Singapore.

    The Company's Interim Legal Services business unit provides attorneys, paralegals, court reporters, litigation support and legal transcription services predominantly to law firms and corporations in the U.S. This business unit has 14 offices in the U.S.

    The Company's traditional flexible staffing business, Interim Personnel, provides a wide variety of clerical, administrative, assembly and light industrial skills in 465 offices in the U.S. In addition to supplying personnel to perform general office tasks such as reception, copying and filing, the Company provides personnel who are proficient in word processing, graphics, spreadsheets or database management. In the light industrial area, Interim Personnel supplies personnel to perform light industrial tasks such as electronic and precision assembly, PC board assembly, packaging, shipping and receiving, warehousing, landscaping, construction and equipment operation. The Company also offers full-time placement of these skills.

    The Company's traditional flexible staffing business expanded its European operations through the 1998 acquisitions of Crone Corkill in the United Kingdom and AGO Uitzendbureau ("AGO") in The Netherlands. Crone Corkill places primarily high-end secretarial and administrative personnel. AGO provides clerical and light industrial flexible staffing through 30 locations in The Netherlands.

HEALTHCARE

    On September 26, 1997, the Company sold HealthCare. HealthCare revenue represented 12% of total revenues for the year ended December 26, 1997. See the notes to the Consolidated Financial Statements contained herein for discussion of this transaction. In October 1998, the Company completed the sale of the remaining portion of HealthCare, Interim HealthCare of New York, Inc. The remaining portion of the sale did not have a material impact on results of operations in 1998.

OFFICE STRUCTURE

    Interim offices are Company-owned, franchised and licensed. Most offices serve multiple clients in their respective geographic area, with the exception of Interim On-Premise sites which are established at the client's location to serve only that client. The Company believes that it can better leverage profitability through its branch locations. Currently 84% of revenues are derived from Company-owned branches, with the remaining being franchised and licensed. The following table details the number of offices which are Company-owned, franchised and licensed as of the end of the periods listed.

                                                                                FISCAL YEAR ENDED DECEMBER
                                                                           -------------------------------------
NUMBER OF OFFICES                                                             1998         1997         1996
-------------------------------------------------------------------------     -----        -----        -----
Branch Offices...........................................................         543          399          283
Franchised Offices.......................................................         138          139          134
Licensed Offices.........................................................         196          168          176
                                                                                  ---          ---          ---
                                                                                  877          706          593
HealthCare...............................................................          --           --          405
                                                                                  ---          ---          ---
        TOTAL INCLUDING HEALTHCARE.......................................         877          706          998
                                                                                  ---          ---          ---
                                                                                  ---          ---          ---

    OWNED OFFICES

    As of December 25, 1998, the Company operated 543 branch offices. Branch office expansion is generally pursued in markets where Interim has an established presence and is used to increase market penetration. Additional expansion is achieved by establishing On-Premise operations at client sites. The Company intends to continue to expand Company-owned branches in those locations where it can "cluster" multiple offices in close geographic proximity to utilize centralized regional and area management and other administrative functions which should increase growth opportunities and increase profitability.

    LICENSED OFFICES

    The Company grants licenses, which give the licensee the right to establish a business utilizing the Company's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. As of December 25, 1998, the Company's 81 licensees operated 196 licensed offices.

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

    FRANCHISED OFFICES

    The Company has been granting franchises for approximately 40 years. The average tenure of franchise ownership exceeds 17 years, and a number of franchisees are second generation owners. Most franchisees operate more than one franchise. As of December 25, 1998, the Company's 18 franchisees operated 138 offices.

    The Company grants franchisees the right to market and furnish flexible staffing services within a designated geographic area using the Company's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. The Company provides franchises with its national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of the Company's policies and standards and recruit, employ and pay their own full-time and flexible staff. The Company receives royalty fees from each franchise based upon its sales, and in return supplies a variety of support and marketing services.

COMPETITION

    The staffing services industry is intensely competitive and highly fragmented, with few barriers to entry by potential competitors at the local level. The Company faces significant competition in the markets it serves and will continue to face significant competition in any geographic markets or industry sectors that it may enter. In each market in which the Company operates, it competes for both clients and qualified personnel with other firms offering staffing services. The majority of competitors are significantly smaller than the Company. However, certain of the Company's competitors have greater marketing and financial resources than the Company. Many clients use more than one staffing services company and it is common for a major client to use several staffing services companies at the same time.

    The Company's largest competitors are Adecco S.A., Manpower Inc., The Olsten Corporation, Randstad Holdings, Kelly Services, Inc., Robert Half International Inc., Modis, Inc., CDI Corporation and Norrell Corporation. The Company believes that it is one of the ten largest worldwide providers of staffing services based upon revenue.

    The Company believes that the primary competitive factor in obtaining and retaining clients is the breadth of services provided as clients seek out providers that can service all of their staffing needs. Additionally, other critical competitive factors include the number and location of offices, an understanding of clients' specific job requirements, the ability to provide personnel in a timely manner, the ability to monitor the quality of job performance and pricing. The primary competitive factors in obtaining qualified candidates for employment assignments are quality of available opportunities, wages, responsiveness to work schedules and number of available work hours. The Company believes it has a competitive advantage over its competitors because it offers a wide range of services and broad availability of skills to its customers worldwide.

TRADEMARKS

    In 1992, the Company changed its name and primary identifying trademark from "PERSONNEL POOL" to "INTERIM" and related "INTERIM" marks. A few locations continue to operate under the "PERSONNEL POOL" mark (or related marks used by such locations prior to acquisition by the Company). With the exception of Michael Page, Saratoga and Stratford Group, the names and trademarks of businesses acquired by the Company are being or have been transitioned to an appropriate "INTERIM" name, typically within a period of several months following the date of acquisition. The Company has undertaken extensive national and local advertising and marketing efforts to increase its name recognition in the marketplace.

    The Company uses and has registered with the United States Patent and Trademark Office the trademarks: INTERIM, INTERIM ACCOUNTING, INTERIM ATTORNEYS, INTERIM COURT REPORTING, INTERIM LEGAL, INTERIM ON-PREMISE, INTERIM PERSONNEL SERVICES, HR EASY, DEPOLAB, SKILL ANALYZER, STRATFORD GROUP, TEMPLINK, TEST CYCLE, VALI/TEST PRO and PERSONNEL POOL; it uses and has applications for registration pending on the trademarks: INTERIM TECHNOLOGY, SQM TOOL SUITE, IT / WORK REQUEST MANAGER, MICHAEL PAGE, HOW THE WORLD IS WORKING, 1-800-A-CAREER, IT / ENTERPRISE MANAGER, IT / REQUIREMENTS MANAGER and IT / TEST MANAGER; and it uses and claims ownership of the unregistered trademarks: INTERIM CAREER SERVICES, INTERIM PERSONNEL, INTERIM FACILITIES MANAGEMENT, INTERIM FINANCIAL PERSONNEL, INTERIM MANAGED SERVICES, INTERIM OFFICE TECHNOLOGY, INTERIM STAFFING, VICTOR PERSONNEL, INTERIM CAREER CONSULTING, INTERIM HR PROFESSIONALS, INTERIM EXECUTIVE RECRUITING, INTERIM TECHNICAL STAFFING, INTERIM FINANCIAL SOLUTIONS, INTERIM LEGAL PROFESSIONALS, INTERIM LEGAL SERVICES, INTERIM INDUSTRIAL STAFFING, INTERIM TECHNOLOGY-STAFFING SOLUTIONS GROUP, INTERIM TECHNOLOGY-CONSULTING GROUP and SARATOGA INSTITUTE. INTERIM is a registered trademark of the Company in Canada and INTERIM TECHNOLOGY is a registered European Community Trademark of the Company. The Company's U.S. trademark registration for INTERIM expires April 6, 2003, but is renewable indefinitely for successive ten-year terms.

    The Company has licensed use of its INTERIM HEALTHCARE mark to Interim HealthCare, Inc., (which is independent of the Company), for an initial period of five years and renewable every two years thereafter.

GOVERNMENTAL REGULATION

    Flexible staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements and (iii) substantive limitations on its operations. Flexible staffing firms are the legal employers of their flexible workers. Therefore, the firm is governed by laws regulating the employer/employee relationship such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation.

    The Company has significant operations in a number of foreign countries. In some of these countries, particularly in Europe, there is significant national and local regulation of flexible staffing services. These laws generally require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions and severance pay. In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. Industry-wide union membership is also a requirement in some countries. The Company does not anticipate that these legal structures and requirements will have a material effect on its growth or prospects. However, any material change in national or local regulation of flexible staffing services could have a material adverse effect on the Company.

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

EMPLOYEES

    Interim employed more than 375,000 people in 1998. The Company estimates that it assigned approximately 370,000 flexible personnel with its clients in 1998, of whom approximately 63,000 were assigned, on average, at any given time. The Company placed approximately 26,000 people in permanent jobs. In addition, the Company employs approximately 6,000 staff employees full-time in both its national and international operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, each of whom has been elected to serve at the discretion of the Board of Directors of the Company, are:

         NAME AND AGE                                               POSITION
------------------------------  ---------------------------------------------------------------------------------
Raymond Marcy, 48.............  Chairman since August 1997; Chief Executive Officer since September 1991;
                                President and a Director since November 1989; Chief Operating Officer from
                                November 1989 until September 1991. Prior to joining the Company, Mr. Marcy served as Senior Vice President of Operations for Adia Services, Inc. (Adia),
                                from 1980 through 1988. While retaining his position as Senior Vice President of
                                Operations for Adia, from May 1988 until November 1989, Mr. Marcy was President and Chief Executive Officer of Nursefinders, Inc., the temporary nursing subsidiary of Adia.

Robert E. Livonius, 50........  Chief Operations Officer since February 1997, Executive Vice President since
                                August 1993. Vice President, HealthCare from August 1991 to August 1993. Prior to joining the Company, he served as Vice President-Field Operations for a division of NYNEX Corporation, from June 1986 through June 1991.

Roy G. Krause, 52.............  Executive Vice President and Chief Financial Officer since October 1995. Prior to joining the Company, he served as Executive Vice President of HomeBank Federal
                                Savings Bank and HomeBank Mortgage Corporation from November 1980 to September
                                1995.

Ronald de Heer, 56............  Executive Vice President, European Operations since September 1996. Prior to joining the Company he served as Managing Director for Adia Personnel for nearly
                                10 years in Holland, Belgium and Luxembourg.

         NAME AND AGE                                               POSITION
------------------------------  ---------------------------------------------------------------------------------
John B. Smith, 59.............  Senior Vice President since January 1980, Legal Counsel and Secretary since
                                January 1965, Director from January 1969 until May 1995.

Gary Peck, 46.................  President (Commercial Staffing Group) since August 1997. Vice President
                                (Commercial Branch Operations) from January 1995 to August 1997; Vice President
                                (Special Services) from August 1991 to December 1994. Prior to joining the
                                Company, he served as Senior Vice President for Talent Tree Services, Inc., from
                                August 1988 to August 1991.

Shannon C. Allen, 32..........  Vice President since November 1998, Treasurer since May 1997. Assistant Treasurer from October 1994 to May 1997. Prior to joining the Company, she worked in the
                                Treasury and Corporate Finance Department at W. R. Grace & Co., Inc. from April
                                1992 to October 1994. From August 1988 to September 1991 she worked in Corporate
                                Finance at Kidder, Peabody & Co., Incorporated.

Robert Evans, 55..............  Vice President/Chief Information Officer since May 1996. From January 1991 to May
                                1996, he served in several executive positions with AT&T including Vice President
                                Customer Care Strategy and Reengineering, Chief Technology Officer, Chief
                                Information Officer and General Manager of the Consumer Interactive Services
                                business unit.

Richard L. Gorman, 56.........  Vice President (Marketing) since May 1991. Prior to joining the Company, he served as Vice President of Marketing for Interim Systems Corporation, from
                                February 1988 to May 1991.

Kenneth Kilburn, 45...........  Vice President (Business Integration) and Chief Administrative Officer since
                                January 1998. Before joining the Company, he was Director of PC Options
                                Manufacturing for Compaq Computer Corp. from July 1994 until January 1998. For nearly 15 years prior thereto, he held various executive management positions in purchasing and manufacturing operations with Digital Equipment Corp.

Robert W. Morgan, 39..........  Vice President (Human Resources) since September 1996. Prior to joining the
                                Company, he served as Vice President (Human Resources) for Office Depot from
                                March 1994 to September 1996. From March 1991 until March 1994, he served as Vice
                                President (Human Resources), Roses Stores, Inc.

Mark W. Smith, 36.............  Vice President (Finance) since June 1997. Prior to joining the Company he served as Group Director-- Financial Planning, Ryder Integrated Logistics, Inc. from
                                October 1996 to June 1997. Assistant Corporate Controller, Ryder System Inc. from
                                October 1993 to September 1996. He held other positions with Ryder System Inc.
                                from February 1990 to September 1993.

Janet Wahby, 44...............  Vice President (Commercial Operations, Europe) since August 1998. Vice President
                                (Commercial Corporate Sales) from January 1995 to August 1998. Senior Director of
                                On-Premise Operations from 1994 to January 1995. Prior to joining the Company, she served in several capacities including Regional Vice President and Regional
                                Manager at Norrell Corporation from 1987 to 1994.

ITEM 2.  PROPERTIES

    The executive offices of the Company are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida 33309, in a 113,000 square-foot building owned by the Company which was constructed in 1989, and expanded in 1996. The Company also leases on a short-term basis approximately 27,000 square feet in buildings within a mile of its executive offices for operations associated with its corporate headquarters. The executive office and nearby facilities are used primarily by the Company's North American operating segment. All other offices of the Company and its subsidiaries in North America, Europe and Australia/ Asia are operated in premises held primarily under short-term leases providing fixed monthly rentals, usually with renewal options. The Company has sub-let a portion of its executive offices to its divested HealthCare business under the terms of a transitional service agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 25, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

    The Common Stock is traded on The New York Stock Exchange under the symbol "IS." High and low prices for the Common Stock by quarter appear in "Quarterly Financial Data" on page 50. All price data has been restated for the 100% stock dividend (treated as a stock split) paid on September 5, 1997 to stockholders of record as of close of business August 18, 1997. On January 22, 1999, there were approximately 1,977 holders of record of the Company's Common Stock.

    The Company has not paid, and does not intend to pay, cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                              FISCAL YEAR ENDED
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA AND OPERATING
                                                                                 INFORMATION)
                                                          ----------------------------------------------------------
                                                             1998        1997        1996        1995      1994(1)
                                                          ----------  ----------  ----------  ----------  ----------
Income Statement Data:
Revenues:
Commercial division.....................................  $1,890,113  $1,418,667  $  915,883  $  657,005  $  537,297
HealthCare (2)..........................................          --     189,589     231,268     207,242     167,399
                                                          ----------  ----------  ----------  ----------  ----------
  Total revenues........................................   1,890,113   1,608,256   1,147,151     864,247     704,696
Expenses:
Cost of services........................................   1,255,319   1,081,113     795,789     600,169     491,404
                                                          ----------  ----------  ----------  ----------  ----------
  Gross profit..........................................     634,794     527,143     351,362     264,078     213,292
Selling, general and admin..............................     432,281     363,152     243,652     177,105     137,859
Licensee commissions....................................      50,791      45,091      39,500      37,295      33,796
                                                          ----------  ----------  ----------  ----------  ----------
  Results of operations.................................     151,722     118,900      68,210      49,678      41,637
Amortization of intangibles.............................      22,550      18,492       8,802       6,884       6,041
Interest expense........................................      30,157      25,271       5,696         990         112
Interest income.........................................      (6,338)     (1,002)         --          --          --
Gain on sale of HealthCare business (3).................          --      (5,300)         --          --          --
Merger expense (4)......................................          --          --       8,600          --          --
                                                          ----------  ----------  ----------  ----------  ----------
  Earnings before income taxes and extraordinary item...     105,353      81,439      45,112      41,804      35,484
Income taxes............................................      46,776      38,928      22,097      18,071      16,028
                                                          ----------  ----------  ----------  ----------  ----------
  Earnings before extraordinary item....................      58,577      42,511      23,015      23,733      19,456
Extraordinary item-early extinguishment of debt, net of
  income taxes..........................................       2,773          --          --          --          --
                                                          ----------  ----------  ----------  ----------  ----------
  Net earnings..........................................  $   55,804  $   42,511  $   23,015  $   23,733  $   19,456
                                                          ----------  ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------  ----------
Basic earnings per share (4)(5):........................
Earnings before extraordinary item......................  $     1.32  $     1.08  $     0.71  $     0.77  $     0.64
Extraordinary item......................................       (0.06)         --          --          --          --
                                                          ----------  ----------  ----------  ----------  ----------
Net earnings............................................  $     1.26  $     1.08  $     0.71  $     0.77  $     0.64
                                                          ----------  ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------  ----------
Diluted earnings per share(4)(5):
Earnings before extraordinary item......................  $     1.29  $     1.05  $     0.69  $     0.76  $     0.63
Extraordinary item......................................       (0.06)         --          --          --          --
                                                          ----------  ----------  ----------  ----------  ----------
Net earnings............................................  $     1.23  $     1.05  $     0.69  $     0.76  $     0.63
                                                          ----------  ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------  ----------
Earnings per share
(excl. merger expenses)(4):
  Basic.................................................          --          --  $     0.94          --          --
  Diluted...............................................          --          --        0.91          --          --

Weighted average shares(5):
  Basic.................................................      44,237      39,305      32,450      30,804      30,386
  Diluted...............................................      48,244      40,407      33,418      31,324      30,782

BALANCE SHEET DATA:
Total assets(6).........................................  $1,613,444  $1,091,734  $  512,490  $  424,489  $  275,364
Long-term debt..........................................     426,856     379,197          --      60,000          --
Working capital.........................................     126,285      73,210     169,283      67,526      81,997

OPERATING INFORMATION:
Commercial offices (7)..................................         877         706         593         537         424
HealthCare offices (7)..................................          --          --         405         403         372
                                                          ----------  ----------  ----------  ----------  ----------
                                                                 877         706         998         940         796
                                                          ----------  ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------  ----------

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------------------------

(1) The 1994 fiscal year contained 53 weeks. All other years contained 52 weeks.

(2) Revenues for HealthCare are included through the date of disposition of September 26, 1997.

(3) On September 26, 1997, the Company sold its HealthCare business. Amount represents pre-tax gain on sale. Taxes on the gain were $5,272.

(4) On May 23, 1996, the Company completed a pooling with Brandon Systems, an IT staffing company. Merger expense represents all fees and expenses related to the merger, consolidation and restructuring of the combined companies.

(5) On August 7, 1997, the Company announced a two-for-one stock split in the form of a 100% stock dividend to stockholders of records as of the close of business on August 18, 1997, payable on September 5, 1997. The effect has been reflected and applied on a retroactive basis.

(6) Certain reclassifications have been made to prior periods to conform to current year presentation.

(7) At end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Interim is a leader in identifying, recruiting, assessing and deploying talent for a wide variety of businesses, as well as in measuring human performance. Through the Company's three operating segments, North America, Europe and Australia/Asia, Interim provides four services. The Company's four services consist of the following: (1) consulting--including outplacement, executive coaching and technology consulting; (2) managed services--such as temporary and permanent workforce management, which includes Interim On-Premise, functional outsourcing and vendor management; (3) search/recruitment-- including a temporary to permanent assignment, contingency recruiting, or an executive retained search assignment; and (4) flexible staffing--temporary personnel from secretaries to interim chief financial officers. The Company has historically operated through two operating divisions, Commercial and HealthCare. HealthCare was sold effective September 26, 1997 and its results of operations are included in the accompanying consolidated income statement through the date of sale.

    In 1998, the Company made two significant acquisitions, Computer Power and Crone Corkill. The Computer Power acquisition expands both the Company's technology consulting and flexible staffing internationally into Australia and Southeast Asia. Crone Corkill expands the Company's flexible staffing and placement of high-end secretarial and administrative personnel in the United Kingdom. In 1997, the Company made two significant acquisitions, Aim and Michael Page. The Aim acquisition broadened the Company's product offering to include outplacement and career consulting services. The Michael Page acquisition provided the Company with its initial launch into numerous international markets and makes the Company one of the world leaders in accounting and finance flexible staffing and search/ recruitment. The 58 offices of Michael Page are located in the United Kingdom, Australia, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands and the United States.

RESULTS OF OPERATIONS

    The following table sets forth revenues and gross profit by service for the periods indicated (in thousands):

                                                                     YEAR ENDED
                                   -------------------------------------------------------------------------------
                                         DEC. 25, 1998              DEC. 26, 1997              DEC. 27, 1996
                                   -------------------------  -------------------------  -------------------------
                                                    % OF                       % OF                       % OF
                                                    TOTAL                      TOTAL                      TOTAL
                                                  EXCLUDING                  EXCLUDING                  EXCLUDING
                                                 HEALTHCARE                 HEALTHCARE                 HEALTHCARE
                                                 -----------                -----------                -----------
REVENUES:
  Consulting.....................  $    286,250       15.2%   $    192,262       13.6%   $    135,950       14.8%
  Managed Services...............       316,170       16.7%        250,308       17.6%        173,347       18.9%
  Search/Recruitment.............       257,507       13.6%        148,892       10.5%         15,129        1.7%
  Flexible Staffing..............     1,030,186       54.5%        827,205       58.3%        591,457       64.6%
                                   ------------  -----------  ------------  -----------  ------------  -----------
                                      1,890,113      100.0%      1,418,667      100.0%        915,883      100.0%
                                                 -----------                -----------                -----------
                                                 -----------                -----------                -----------
  HealthCare.....................            --                    189,589                    231,268
                                   ------------               ------------               ------------
Total                              $  1,890,113               $  1,608,256               $  1,147,151
                                   ------------               ------------               ------------
                                   ------------               ------------               ------------


                                                    % OF                       % OF                       % OF
                                                  REVENUES                   REVENUES                   REVENUES
                                                 -----------                -----------                -----------
GROSS PROFIT:
  Consulting.....................  $    108,864       38.0%   $     66,460       34.6%   $     43,458       32.0%
  Managed Services...............        65,747       20.8%         51,378       20.5%         34,631       20.0%
  Search/Recruitment.............       196,044       76.1%        112,627       75.6%         11,463       75.8%
  Flexible Staffing..............       264,139       25.6%        220,140       26.6%        167,404       28.3%
                                   ------------  -----------  ------------  -----------  ------------  -----------
                                        634,794       33.6%        450,605       31.8%        256,956       28.1%
  HealthCare.....................            --      N/A            76,538       40.4%         94,406       40.8%
                                   ------------  -----------  ------------  -----------  ------------  -----------
Total                              $    634,794       33.6%   $    527,143       32.8%   $    351,362       30.6%
                                   ------------  -----------  ------------  -----------  ------------  -----------
                                   ------------  -----------  ------------  -----------  ------------  -----------

FISCAL 1998 COMPARED WITH 1997

    REVENUES. Revenues in 1998 increased 17.5% to $1.9 billion from $1.6 billion in 1997. Excluding revenues from HealthCare, which was sold at the end of the third quarter 1997, 1998 revenues increased 33.2% from $1.4 billion. The following comparisons exclude HealthCare. Consulting revenues increased 48.9% reflecting strong internal growth primarily in IT; the acquisition of Aim in March 1997, combined with its continued organic growth in outplacement and executive coaching subsequent to the acquisition; and several smaller acquisitions in outplacement in the first and third quarters of 1998. Managed services revenues increased 26.3% reflecting the continued expansion of the Interim On-Premise program and an increase in technology help-desk contracts. Search/recruitment revenues increased 72.9% due to the acquisitions of Michael Page in April 1997 and Aim in March 1997, combined with their continued organic growth subsequent to the acquisitions; and several smaller accounting acquisitions in the first and third quarters of 1998. Flexible staffing revenues increased 24.5% reflecting the acquisitions of Crone Corkill in the United Kingdom in March 1998, AGO in The Netherlands in July 1998, and Michael Page in April 1997. Each of these acquired businesses showed strong organic growth subsequent to acquisition. North American administrative and light industrial flexible staffing grew at a slower rate than in the prior year.

    GROSS PROFIT. Gross profit in 1998 increased 20.4% to $634.8 million from $527.1 million in the prior year. Gross profit margin was 33.6% compared with 32.8% in fiscal 1997. Excluding HealthCare, gross profit margin was 31.8% last year. Higher margins, excluding HealthCare, were principally due to an increase in the amount of consulting and search/recruitment revenues as a percentage of total revenues. Consulting and search/recruitment revenues generate higher gross profit margins than flexible staffing. Excluding HealthCare, consulting and search/recruitment revenue represented 28.8% of 1998 total revenue compared with 24.1% of total revenue in 1997. Higher pricing in IT also contributed to the increase in the gross profit margin in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 19.0% to $432.3 million from $363.2 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 22.9% compared with 22.6% a year ago due to the increase in consulting and search/recruitment as a percentage of total revenues in 1998. These higher gross margin businesses have higher operating expenses than flexible staffing and managed services.

    LICENSEE COMMISSIONS. Licensee commissions increased 12.6% to $50.8 million from $45.1 million in the prior year period and is consistent with the growth in licensee revenues. Licensee commissions as a percentage of the related licensee revenues remained constant at 17.0%.

    AMORTIZATION OF INTANGIBLES. Amortization expense increased 21.9% to $22.6 million from $18.5 million in the prior year period reflecting the increase in intangible assets arising from acquisitions.

    INTEREST EXPENSE. Interest expense increased 19.3% to $30.2 million from $25.3 million last year. This increase primarily resulted from increased borrowings for acquisitions, which began in the second quarter of 1997. The Company had average borrowings outstanding during 1998 of $452.5 million at an average rate of interest, including the effects of interest rate swaps, of 6.5% compared with $361.2 million outstanding during 1997 at an average rate of interest of 6.9%.

    INTEREST INCOME. Interest income increased to $6.3 million from $1.0 million last year, primarily due to the investment of proceeds from the Company's common stock and notes offerings in May 1998.

    GAIN ON SALE OF HEALTHCARE BUSINESS. The gain on sale of HealthCare of $5.3 million in 1997 resulted from the divestiture of the Company's HealthCare business in the third quarter of 1997. The Company consummated the sale of the remaining portion of HealthCare, Interim HealthCare of New York, Inc. in October 1998, which did not have a material impact on results of operations in 1998.

    TAXES ON EARNINGS. The effective tax rate for 1998 was 44.4% compared with 47.8% in 1997. The 1997 effective rate includes an approximate 100% effective rate on the $5.3 million HealthCare sale gain due to a lower tax basis than book basis in this business. Excluding the impact of the HealthCare gain, the effective rate in 1997 was 44.2%.

    EXTRAORDINARY ITEM. In June 1998, the Company prepaid its U.S. dollar denominated term loan with a portion of the net proceeds from its common stock and notes offerings, and recognized an extraordinary charge for early extinguishment of debt of $2.8 million (net of income taxes) including costs associated with the termination of the related interest rate swap agreements.

    NET EARNINGS. Net earnings before the extraordinary loss on debt extinguishment increased 37.8% to $58.6 million ($1.29 per diluted share) from $42.5 million ($1.05 per diluted share) in the prior year period. This represents a 22.9% increase in per share earnings before extraordinary item. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased to 48.2 million from 40.4 million in the prior year, primarily due to the issuance of 7.0 million shares of common stock and $207.0 million of convertible subordinated debt in the second quarter.

FISCAL 1997 COMPARED WITH 1996

    REVENUES. Revenues in 1997 increased 40.2% to $1.6 billion from $1.1 billion in the prior year. Excluding revenues from the HealthCare Business, 1997 revenues increased 54.9% from $915.9 million.

The following comparisons exclude HealthCare. Consulting revenues increased 41.4% reflecting strong internal growth in IT and the acquisition of Aim in March 1997. Managed services increased 44.4% reflecting the continued expansion of the Interim On-Premise program and an increase in technology help-desk contracts. Search/recruitment increased to $148.9 million in 1997 from $15.1 million in the prior year primarily due to the acquisitions of Michael Page in April 1997 and Aim in March 1997. Flexible staffing revenues increased 39.9% reflecting an acquisition in The Netherlands in November 1996 and Michael Page in April 1997; and strong organic growth in North American administrative and light industrial flexible staffing.

    GROSS PROFIT. Gross profit in 1997 increased 50.0% to $527.1 million from $351.4 million in the prior year. Gross profit margin was 32.8% compared with 30.6% in fiscal 1996. Excluding HealthCare, gross profit margin was 31.8% compared with 28.1% in fiscal 1996. Higher margins were principally due to an increase in the amount of consulting and search/recruitment revenues as a percentage of total revenues due to the acquisitions of Michael Page and Aim in 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 49.0% to $363.2 million from $243.7 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 22.6% compared with 21.2% in 1996 due to the increase in consulting and search/recruitment as a percentage of total revenues in 1997. These higher gross margin businesses have higher operating expenses than flexible staffing, consulting, managed services.

    LICENSEE COMMISSIONS. Licensee commissions increased 14.2% to $45.1 million from $39.5 million in the prior year period and is consistent with the growth in licensee revenues. Licensee commissions as a percentage of the related licensee revenues approximated 17.0% in both 1997 and 1996.

    AMORTIZATION OF INTANGIBLES. Amortization expense increased 110.1% to $18.5 million from $8.8 million in the prior year period reflecting the increase in intangible assets arising from acquisitions, primarily Michael Page.

    INTEREST EXPENSE. Interest expense increased 343.7% to $25.3 million from $5.7 million in 1996. This resulted from increased borrowings for acquisitions, primarily Michael Page. The Company had average borrowings outstanding during 1997 of $361.2 million and accrued an average interest rate of 6.9% compared with average borrowings of $102.2 million outstanding during 1996 and an average effective interest rate of 6.2%.

    INTEREST INCOME. Interest income increased to $1.0 million in 1997, primarily due to the investment of cash.

    GAIN ON SALE OF HEALTHCARE BUSINESS. The gain on sale of HealthCare Business of $5.3 million in 1997 resulted from the divestiture of the Company's HealthCare Business in the third quarter of 1997.

    TAXES ON EARNINGS. The effective tax rate for 1997 was 47.8% compared with 49.0% in 1996. The 1997 effective rate includes an approximate 100% effective rate on the $5.3 million HealthCare sale gain due to a lower tax basis than book basis in this business. The high rate in 1996 resulted from a large portion of the 1996 merger expense being nondeductible. The effective tax rates excluding these two unusual items were 44.2% and 43.0% for the years ended December 26, 1997 and December 27, 1996, respectively. The increase in the effective rate, excluding unusual items, resulted from higher levels of non-deductible goodwill in 1997.

    NET EARNINGS. Net earnings excluding merger expenses increased 39.1% to $42.5 million ($1.05 per diluted share) from $30.6 million ($0.91 per diluted share) in the prior year period. This represents a 15.4% increase in per share earnings. Including merger expenses, net earnings increased 84.7% to $42.5 million ($1.05 per diluted share) from $23.0 million ($0.69 per diluted share) in the prior year period. The weighted average number of shares used in the per share calculation (as adjusted for the dilutive impact of common stock equivalents) increased to 40.4 million from 33.4 million in the prior year period, primarily due to the additional shares issued as a result of the public offering on October 17, 1996.

OPERATING SEGMENTS

    Interim currently operates in three operating segments: North America, Europe and Australia/Asia. In 1997 and 1996, the Company's operating segments also included HealthCare. See Operations Overview and notes to the consolidated financial statements included herein for further discussion and financial information regarding these operating segments.

    Information on operating segments and a reconciliation to earnings before income taxes and extraordinary item for the years ended December 25, 1998, December 26, 1997 and December 27, 1996 are as follows (in thousands):

                                                                           YEAR ENDED
                                         -------------------------------------------------------------------------------
                                               DEC. 25, 1998              DEC. 26, 1997              DEC. 27, 1996
                                         -------------------------  -------------------------  -------------------------
                                                          % OF                       % OF                       % OF
                                                          TOTAL                      TOTAL                      TOTAL
                                                       -----------                -----------                -----------
REVENUES:
  North America........................  $  1,382,383       73.1%   $  1,159,089       72.1%   $    905,611       78.9%
  Europe...............................       455,845       24.1%        223,345       13.9%         10,272        0.9%
  Australia/Asia.......................        51,885        2.8%         36,233        2.2%             --          --
                                         ------------  -----------  ------------  -----------  ------------  -----------
                                            1,890,113      100.0%      1,418,667       88.2%        915,883       79.8%
  HealthCare...........................            --          --        189,589       11.8%        231,268       20.2%
                                         ------------  -----------  ------------  -----------  ------------  -----------
                                         $  1,890,113      100.0%   $  1,608,256      100.0%   $  1,147,151      100.0%
                                         ------------  -----------  ------------  -----------  ------------  -----------
                                         ------------  -----------  ------------  -----------  ------------  -----------


                                                          % OF                       % OF                       % OF
                                                        REVENUES                   REVENUES                   REVENUES
                                                       -----------                -----------                -----------
GROSS PROFIT:
  North America........................  $    405,027       29.3%   $    326,416       28.2%   $    254,222       28.1%
  Europe...............................       207,420       45.5%        107,514       48.1%          2,734       26.6%
  Australia/Asia.......................        22,347       43.1%         16,674       46.0%             --          --
                                         ------------  -----------  ------------  -----------  ------------  -----------
                                              634,794       33.6%        450,604       31.8%        256,956       28.1%
  HealthCare...........................            --          --         76,539       40.4%         94,406       40.8%
                                         ------------  -----------  ------------  -----------  ------------  -----------
                                         $    634,794       33.6%   $    527,143       32.8%   $    351,362       30.6%
                                         ------------  -----------  ------------  -----------  ------------  -----------
                                         ------------  -----------  ------------  -----------  ------------  -----------

                                                          % OF                       % OF                       % OF
                                                        REVENUES                   REVENUES                   REVENUES
                                                       -----------                -----------                -----------
SEGMENT CONTRIBUTION:
  North America........................  $    111,908        8.1%   $     91,293        7.9%   $     72,674        8.0%
  Europe...............................        63,765       14.0%         35,057       15.7%            746        7.3%
  Australia/Asia.......................         4,651        9.0%          4,533       12.5%             --          --
                                         ------------  -----------  ------------  -----------  ------------  -----------
                                              180,324        9.5%        130,883        9.2%         73,420        8.0%
  Healthcare...........................            --          --         16,340        8.6%         22,425        9.7%
                                         ------------  -----------  ------------  -----------  ------------  -----------
                                              180,324        9.5%        147,223        9.2%         95,845        8.4%
                                                       -----------                -----------                -----------
  Central Costs........................        51,152                     46,815                     36,437
  Gain on sale of HealthCare...........            --                     (5,300)                        --
  Merger expense.......................            --                         --                      8,600
  Interest, net........................        23,819                     24,269                      5,696
                                         ------------               ------------               ------------
  Earnings before income taxes and
    extraordinary item.................  $    105,353               $     81,439               $     45,112
                                         ------------               ------------               ------------
                                         ------------               ------------               ------------

    NORTH AMERICA. North American revenues, which represented 73.1% of total revenues in 1998, increased 19.3% to $1.4 billion from $1.2 billion in the prior year. 1998 gross profit in North America increased 24.1% over 1997 and the gross profit margin increased to 29.3% from 28.2% in the prior year. Segment contribution (income before central costs, interest and income taxes) increased 22.6% over 1997. Higher revenues in 1998 compared with 1997 resulted from strong organic growth rates in most service offerings with particularly strong growth in technology related consulting. Several acquisitions, including Aim in March 1997 and other acquisitions made throughout 1998 in outplacement and executive coaching, also contributed to revenue growth. Both gross profit margin and segment contribution rates expanded in

1998 compared with 1997 due to higher pricing from Technology Consulting and an increase in consulting and search/recruitment revenues as a percentage of total revenues.

    North American revenues, which represented 72.1% of total revenues in 1997, increased 28.0% to $1.2 billion from $905.6 million in 1996. Gross profit in North America increased 28.4% over 1996 and the gross profit margin increased to 28.2% in 1997 from 28.1% in the prior year. Segment contribution in 1997 increased 25.6% over 1996. Higher revenues in 1997 compared with 1996 resulted from strong organic growth rates in most service offerings with particularly strong growth in both technology related consulting and managed services including the continued expansion of the On-Premise program. The Aim acquisition in March 1997 also contributed to revenue growth. Lower segment contribution rates resulted primarily from higher costs associated with self insured losses and increased amortization.

    EUROPE. European revenues, which represented 24.1% of total revenues in 1998, increased 104.1% to $455.8 million from $223.3 million in the prior year. 1998 gross profit in Europe increased 92.9% over 1997 and the gross profit margin decreased to 45.5% from 48.1% in the prior year. Segment contribution increased 81.9% over 1997. Factors contributing to the increase in revenues, gross profit and segment contribution include the acquisitions of Crone Corkill in March 1998, AGO in July 1998 and Michael Page in April 1997, combined with Michael Page's continued organic growth subsequent to the acquisition. The decrease in European gross profit margin is primarily due to increased flexible staffing revenues as a percentage of total revenues. Flexible staffing gross profit margins are lower than search/recruitment. The decline in gross profit margin was partially offset by an increase in technology related consulting revenues. The decrease in segment contribution as a percentage of revenues from 15.7% in 1997 to 14.0% in 1998 resulted primarily from lower gross profit margin.

    European revenues represented 13.9% of total revenues in 1997 and increased to $223.3 million from $10.3 million in 1996. Gross profit in Europe increased to $107.5 million from $2.7 million in 1996 and the gross profit margin increased to 48.1% in 1997 from 26.6% in the prior year. Segment contribution in 1997 increased to $35.1 million from $0.7 million in 1996. Factors contributing to the increase in revenues, gross profit and segment contribution include the acquisition of Michael Page in April 1997, combined with Michael Page's continued organic growth subsequent to the acquisition.

    AUSTRALIA/ASIA. Australian/Asian revenues, which represented 2.8% of total revenues in 1998, increased 43.2% to $51.9 million. 1998 gross profit in Australia/Asia increased 34.0% over 1997 and the gross profit margin decreased to 43.1% from 46.0% in the prior year. Segment contribution increased slightly over 1997. The increase in revenues, gross profit and segment contribution was due to the acquisition of Michael Page in April 1997, combined with its continued organic growth subsequent to the acquisition. The December 1998 acquisition of Australia-based Computer Power had no impact on 1998 results. The decrease in Australian/Asian gross profit margin and segment contribution margin is primarily due to the disproportionate increase in flexible staffing revenues compared with search/recruitment revenues.

    Australian/Asian revenues in 1997 represented 2.2% of total revenues. The Company did not have any operations in the Australian/Asian market in 1996.

    HEALTHCARE. HealthCare revenues, which represented 11.8% of total revenues in 1997, decreased 18.0% to $189.6 million from 1996 due to the sale of HealthCare at the end of the third quarter in 1997. Gross profit and segment contribution in HealthCare decreased 18.9% and 27.1%, respectively, over 1996.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW

    Historically, the Company has financed its operations through cash generated by operating activities and bank lines of credit. The Company's principal uses of cash are funding acquisitions, capital expenditures, working capital needs and repayment of debt. The nature of the Company's business requires payment of wages to its flexible staff and consultants on a weekly or bi-weekly basis, while payments from clients are generally received 30-60 days after billing. The Company believes that its internally generated funds and lines of credit are sufficient to support operating activities during the next 12 months.

    In May 1998, the Company completed an offering of 7.0 million shares of its Common Stock (the "Common Stock Offering"), resulting in proceeds to the Company of approximately $197.0 million net of issuance costs and offering expenses. Concurrently with the Common Stock Offering, the Company completed an offering of $207.0 million of 4 1/2% Convertible Subordinated Notes due 2005 (the "Notes Offering"), resulting in proceeds to the Company of approximately $201.3 million net of issuance costs and offering expenses. A portion of the proceeds from the Common Stock and Notes Offerings was used to repay borrowings under the Company's existing credit facilities and for recent acquisitions. The balance of the proceeds will be used for general corporate purposes, including strategic acquisitions.

    Cash provided by operating activities in 1998 was $69.2 million compared with cash provided in 1997 of $57.8 million and cash used in 1996 of $6.1 million. Higher operating cash flow in 1998 resulted from increased earnings, higher amortization and depreciation, a larger increase in other assets in 1997 associated with a long-term receivable related to a new major customer contract and the 1997 gain on the sale of HealthCare. The increase in 1998 operating cash flow was partially offset by less cash provided by changes in working capital in 1998 compared with 1997. Higher cash flow from working capital changes in 1997 was primarily due to the timing of the Company's fiscal year end in 1997, increases in interest payable and the timing of advertising and sub-contracted vendor payments at the end of 1997. Higher operating cash flow in 1997 compared with cash used in 1996 resulted from increased earnings, amortization and depreciation, combined with an increase in accounts payable and accrued liabilities. Operating cash flow in 1996 was also impacted by higher receivable levels due to increases in days sales outstanding and $7.6 million (after-tax) of merger expenses paid.

    Investing activities used $158.3 million in 1998 primarily due to acquisitions in the areas of outplacement and career consulting, technology consulting, accounting search/recruitment and flexible staffing and European flexible staffing. Investing activities in 1998 included $37.5 million of capital expenditures primarily for new computer hardware and software to upgrade and expand the Company's information technology capabilities and new office related expenditures. Investing activities used $474.7 million in 1997 primarily for the acquisitions of Michael Page and Aim and capital expenditures of $24.9 million for the expansion of the Company's headquarters and branch locations and for furniture and fixtures for new offices. Investing activities in 1997 were partially offset by the proceeds from the sale of the HealthCare business. Investing activities used $29.3 million in 1996 which included $33.0 million of capital expenditures for the expansion of the Company's headquarters and to upgrade many of its information technology systems. Management expects expenditures in 1999 to approximate 1998 levels.

    Cash provided by financing activities was $226.8 million, $413.5 million and $50.3 million in 1998, 1997 and 1996, respectively. Cash provided by financing activities in 1998 primarily reflects proceeds from the Common Stock and Notes Offerings, offset by repayment of borrowings under the Company's existing credit facilities. In 1997, cash provided by financing activities resulted from borrowings under a multi-currency credit facility primarily for the acquisition of Michael Page. Cash provided by financing activities in 1996 primarily reflects proceeds from the October 1996 common stock offering, offset by the repayment of borrowings under the Company's credit facilities.

    The Company intends to continue to make strategic acquisitions to grow its business. Funding for these acquisitions will come from: i) internally generated funds; ii) borrowings on the Company's credit facility; and iii) raising additional capital.

    FINANCING

    The Company has a $359.2 million multi-currency syndicated credit agreement entered into as of May 1, 1997 and amended thereafter ("Credit Facility"). Outstanding borrowings at December 25, 1998 subject to this Credit Facility were a $214.1 million revolving loan and $14.3 million in loan notes to prior shareholders of Michael Page. The revolving loans and loan notes are denominated in British pound sterling. Borrowings under this Credit Facility are unsecured. The Credit Facility is available to fund the Company's acquisitions, to supply working capital and to provide for general corporate needs. Interest rates on amounts outstanding under the Credit Facility are based on LIBOR plus a variable margin. The Credit Facility contains customary covenants, which include restrictions on the payment of cash dividends, as well as the maintenance of certain financial ratios including minimum net worth, restrictions on the incurrence of liens and additional indebtedness. In addition, the Company has established short-term, unsecured lines of credit with certain banks. Interest rates on these lines of credit are based on LIBOR and are available to fund the Company's short-term capital requirements. There was approximately $132.6 million available for future borrowings under these agreements at December 25, 1998.

    In May 1998, the Company also issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 1, 2005. See notes to the consolidated financial statements for discussion of these notes.

YEAR 2000 COMPLIANCE

    As discussed in the Company's 1997 Annual Report on Form 10-K, the Company determined it will be required to upgrade certain application systems to ensure operability after the year 1999. To ensure that the Company's computer systems are Year 2000 compliant, the Company continues to utilize internal and external resources for testing and project management of the Year 2000 modifications ("Year 2000 project" or "project"). The Company anticipates completion of the Year 2000 project in mid 1999, which is based upon expected vendor upgrades to compliant versions of software.

    The Company has implemented a five-step process to address Year 2000 issues, consisting of awareness, assessment, renovation, validation and implementation. This uniform process is being used across the entire Company, including new acquisitions, to ensure consistent results throughout the project. A majority of the Company's applications are either implemented or in the late phases of implementation, and some of the Company's applications are in the validation stage. The most critical business system, the Company's largest payroll and billing system, has been validated and implemented.

    The Company is in the process of contacting vendors and others on whom it relies to assure that their systems will be converted in a timely fashion. Based on current information received, the Company does not foresee any material potential risk with its significant vendors and business partners. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company would not have a material adverse effect on the Company.

    The Company estimates that the total cost of the project will be approximately $750,000, which includes both personnel costs related to project management, programming and hardware and software upgrades. Of this total, approximately $450,000 has been incurred as of December 25, 1998. The cost of the project and the estimated completion dates are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate. Based upon progress to date, the Company believes that it is unlikely that the foregoing factors will cause actual results to differ significantly from those estimated. However, for those systems in the pre-implementation phases, no assurance can be given that those systems will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition. If certain systems or systems of other companies on which the Company relies fail to be converted timely, the Company will develop a contingency plan in early 1999.

INFLATION

    The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

IMPACT OF THE EURO

    The Euro was introduced on January 1, 1999, at which time the eleven irrevocable participating European Monetary Union (EMU) member countries established fixed conversion rates between their existing currencies (legacy currencies) and the Euro. The legacy currencies will continue to be used as legal tender through January 1, 2002. The Company has initiated an internal analysis regarding the business and systems issues related to the Euro conversion and has begun a comprehensive action plan to ensure that all necessary modifications are made on a timely basis. The costs of addressing the Euro conversion are not expected to be material. Depending upon the type of cost, the amount will be charged to operations as incurred or capitalized as software consistent with the Company's policies. The Company believes that the conversion to the Euro will not have a significant impact on the marketing strategy for the Company's international operations. The Company has studied the implications of the overall Euro conversion and does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.

SEASONALITY AND CYCLICALITY OF BUSINESS

    The Company's businesses are not seasonal in nature. However, the staffing industry has historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. The Company believes that the balance between the Company's service lines may help reduce the impact of cyclicality. The growth of Aim, which specializes in outplacement, is also expected to mitigate the impact of cyclicality as outplacement growth rates amplify during a slower economy, offsetting other services which may be fairly sensitive to economic declines. As a result of general shifting of employment patterns, the Company believes it may become less cyclical. No single customer accounts for more than 2% of the Company's revenues.

OTHER

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 25, 1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on the Company's financial condition.

    The Company's outstanding debt under the revolving Credit Facility and other borrowings excluding the convertible subordinated notes at December 25, 1998 were $241.8 million. Interest rates on these borrowings are based on LIBOR plus a variable margin. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis not considering the offset of the interest rate swap discussed below.

    The Company utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. The Company had a variable to variable interest rate swap agreement outstanding as of December 25, 1998 with the notional amount of $125.5 million which effectively converts interest from a British LIBOR basis to a broader index and caps the Company's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The fair value of the outstanding interest rate swap as of December 25, 1998 was $4.1 million.

    In May 1998, the Company issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of the Company's fixed rate convertible subordinated debt as of December 25, 1998 was $175.6 million compared with the related carrying value of $207.0 million.

    The purpose of the Company's foreign exchange hedging activities is to mitigate the impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans, firm committed transactions and dividends related to foreign subsidiaries. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. The Company does not enter into forward contracts for trading purposes. At December 25, 1998 the Company had outstanding foreign currency forward contracts to purchase Australian dollars in the notional amount of $96.1 million. The cost to terminate foreign currency forward contracts as of December 25, 1998 was $2.5 million. The Company purchased the Australian dollars pursuant to their contract subsequent to year-end in order to complete the purchase of Computer Power.

    Part I and Part II, Items 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and 7A (Quantitative and Qualitative Disclosures about Market Risk) of this Annual Report on Form 10-K contain forward-looking statements, including statements regarding, among other matters: (i) the Company's plans, intentions and expectations with respect to its future prospects, including its business and growth strategies; (ii) industry trends and competitive conditions; (iii) expected capital expenditures to be made in the future; (iv) the Company's plans, beliefs and expectations with respect to changes which have been or will be made to its computerized management information systems to address Year 2000 issues; (v) resolution of pending litigation without material adverse effect on the Company; (vi) the Company's expectations about the transition to the Euro; and (vii) the Company's quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company's beliefs or expectations are the following: industry trends and trends in the general economy; competitive factors in the markets in which the Company operates; changes in regulatory requirements which are applicable to the Company's business; and other factors referenced herein or from time to time in the Company's Securities and Exchange Commission reports.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Interim Services Inc.
Fort Lauderdale, Florida

    We have audited the accompanying consolidated balance sheets of Interim Services Inc. and subsidiaries as of December 25, 1998 and December 26, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 25, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interim Services Inc. and subsidiaries as of December 25, 1998 and December 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Fort Lauderdale, Florida
February 4, 1999

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INTERIM SERVICES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            DEC. 25,      DEC. 26,      DEC. 27,
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Revenues................................................................  $  1,890,113  $  1,608,256  $  1,147,151
Cost of services........................................................     1,255,319     1,081,113       795,789
                                                                          ------------  ------------  ------------
Gross profit............................................................       634,794       527,143       351,362
                                                                          ------------  ------------  ------------
Selling, general and administrative expenses............................       432,281       363,152       243,652
Licensee commissions....................................................        50,791        45,091        39,500
Amortization of intangibles.............................................        22,550        18,492         8,802
Interest expense........................................................        30,157        25,271         5,696
Interest income.........................................................        (6,338)       (1,002)           --
Gain on sale of HealthCare business.....................................            --        (5,300)           --
Merger expense..........................................................            --            --         8,600
                                                                          ------------  ------------  ------------
                                                                               529,441       445,704       306,250
                                                                          ------------  ------------  ------------

  Earnings before income taxes and extraordinary item...................       105,353        81,439        45,112

Income taxes............................................................        46,776        38,928        22,097
                                                                          ------------  ------------  ------------
Earnings before extraordinary item......................................        58,577        42,511        23,015
Extraordinary item -- early extinguishment of debt, net of income
  taxes.................................................................         2,773            --            --
                                                                          ------------  ------------  ------------
Net earnings............................................................  $     55,804  $     42,511  $     23,015
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic earnings per share:
Earnings before extraordinary item......................................  $       1.32  $       1.08  $       0.71
Extraordinary item......................................................         (0.06)           --            --
                                                                          ------------  ------------  ------------
Net earnings............................................................  $       1.26  $       1.08  $       0.71
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Diluted earnings per share:
Earnings before extraordinary item......................................  $       1.29  $       1.05  $       0.69
Extraordinary item......................................................         (0.06)           --            --
                                                                          ------------  ------------  ------------
Net earnings............................................................  $       1.23  $       1.05  $       0.69
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic weighted average shares outstanding...............................        44,237        39,305        32,450
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Diluted weighted average shares outstanding.............................        48,244        40,407        33,418
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DEC. 25,      DEC. 26,
                                                                                            1998          1997
                                                                                        ------------  ------------
                                        ASSETS
Current Assets:
  Cash and cash equivalents...........................................................  $    153,314  $     15,570
  Receivables, less allowance for doubtful accounts of $8,937 and $5,229..............       327,296       238,834
  Insurance deposits..................................................................        22,140        23,974
  Other current assets................................................................        42,024        29,723
                                                                                        ------------  ------------
        Total current assets..........................................................       544,774       308,101
  Goodwill, net.......................................................................       705,837       475,656
  Tradenames and other intangibles, net...............................................       213,357       219,472
  Property and equipment, net.........................................................        90,622        65,475
  Other assets........................................................................        58,854        23,030
                                                                                        ------------  ------------
                                                                                        $  1,613,444  $  1,091,734
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...................................................  $     21,943  $     33,827
  Due to Computer Power shareholders..................................................       111,008            --
  Accounts payable and other accrued expenses.........................................       101,469        67,066
  Accrued salaries, wages and payroll taxes...........................................       125,890        83,401
  Accrued self-insurance losses.......................................................        34,947        29,744
  Accrued income taxes................................................................        23,232        20,853
                                                                                        ------------  ------------
        Total current liabilities.....................................................       418,489       234,891
Long-term debt........................................................................       426,856       379,197
Other long-term liabilities...........................................................        30,159         4,054
Commitments and contingencies

Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued
    or outstanding....................................................................            --            --
  Common stock, par value $.01 per share; authorized 100,000,000 shares; issued and
    outstanding 47,335,654 and 39,745,761 shares......................................           473           397
  Additional paid-in capital..........................................................       468,032       260,067
  Retained earnings...................................................................       262,265       206,461
  Accumulated other comprehensive income..............................................         7,170         6,667
                                                                                        ------------  ------------
Total stockholders' equity............................................................       737,940       473,592
                                                                                        ------------  ------------
                                                                                        $  1,613,444  $  1,091,734
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          ACCUMULATED
                                                                   ADDITIONAL                                OTHER
                                                        COMMON       PAID IN     TREASURY    RETAINED    COMPREHENSIVE
                                                         STOCK       CAPITAL       STOCK     EARNINGS       INCOME         TOTAL
                                                      -----------  -----------  -----------  ---------  ---------------  ---------

Balance as of December 29, 1995.....................   $     308    $  84,967    $      --   $ 141,308     $    (294)    $ 226,289
                                                                                                                         ---------
Comprehensive income:
  Net earnings......................................          --           --           --      23,015            --        23,015
  Other comprehensive income, net of tax:
    Unrealized loss on marketable securities........          --           --           --          --           (26)(a)       (26)
    Foreign currency translation adjustments........          --           --           --          --           110(b)        110
                                                                                                                         ---------
  Comprehensive income..............................                                                                        23,099
                                                                                                                         ---------
Transactions of pooled company......................          --          271           --        (373)           --          (102)
Proceeds from exercise of employee stock options....           2        3,116           --          --            --         3,118
Sale of 7,900,000 shares of common stock in a public
 offering, net......................................          80      162,595           --          --            --       162,675
Repurchase of 26,356 shares.........................          --           --         (460)         --            --          (460)
Other...............................................          --           92           --          --            --            92
                                                           -----   -----------       -----   ---------        ------     ---------
Balance as of December 27, 1996.....................         390      251,041         (460)    163,950          (210)      414,711
                                                                                                                         ---------
Comprehensive income:
  Net earnings......................................          --           --           --      42,511            --        42,511
  Other comprehensive income, net of tax:
    Foreign currency translation adjustments........          --           --           --          --         6,877(c)      6,877
                                                                                                                         ---------
  Comprehensive income..............................                                                                        49,388
                                                                                                                         ---------
Proceeds from exercise of employee stock options,
 including tax benefit..............................           7        8,744          460          --            --         9,211
Common stock issued under Employee Stock Purchase
 Plan...............................................          --          177           --          --            --           177
Other...............................................          --          105           --          --            --           105
                                                           -----   -----------       -----   ---------        ------     ---------
Balance as of December 26, 1997.....................         397      260,067           --     206,461         6,667       473,592
                                                                                                                         ---------
Comprehensive income:
  Net earnings......................................          --           --           --      55,804            --        55,804
  Other comprehensive income, net of tax:
    Foreign currency translation adjustments........          --           --           --          --           503(d)        503
                                                                                                                         ---------
  Comprehensive income..............................                                                                        56,307
                                                                                                                         ---------
Proceeds from exercise of employee stock options,
 including tax benefit..............................           5        8,966           --          --            --         8,971
Sale of 7,000,000 shares of common stock in a public
 offering, net......................................          70      196,945           --          --            --       197,015
Common stock issued under Employee Stock Purchase
 Plan...............................................           1        2,054           --          --            --         2,055
                                                           -----   -----------       -----   ---------        ------     ---------
Balance as of December 25, 1998.....................   $     473    $ 468,032    $      --   $ 262,265     $   7,170     $ 737,940
                                                           -----   -----------       -----   ---------        ------     ---------
                                                           -----   -----------       -----   ---------        ------     ---------

--------------------------

(a) Net of tax benefit of $25

(b) Net of tax expense of $101

(c) Net of tax expense of $6,343

(d) Net of tax expense of $484

                See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                              DEC. 25,     DEC. 26,     DEC. 27,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net earnings before extraordinary item...................................  $    58,577  $    42,511  $    23,015
  Adjustments to reconcile net earnings to net cash from operating activities:
    Depreciation and amortization..........................................       44,351       34,874       18,911
    Deferred income tax (benefit) expense..................................       (5,206)      (5,654)         687
    Gain on sale of HealthCare business....................................           --       (5,300)          --
    Changes in assets and liabilities, net of effects of acquisitions:
      Receivables..........................................................      (47,645)     (48,288)     (40,724)
      Other assets.........................................................       (5,199)     (12,615)     (18,253)
      Accounts payable and accrued liabilities.............................       23,911       50,772        8,828
      Other................................................................          453        1,457        1,437
                                                                             -----------  -----------  -----------
        Net Cash Provided by (Used in) Operating Activities................       69,242       57,757       (6,099)
                                                                             -----------  -----------  -----------
Cash Flows from Investing Activities:
  Acquisition, net of cash acquired........................................     (136,223)    (570,356)     (11,964)
  Capital expenditures.....................................................      (37,502)     (24,913)     (32,982)
  Proceeds from the sale of HealthCare business, net.......................       15,410      113,109           --
  Net proceeds from the sale of marketable securities......................           --        7,499       15,631
                                                                             -----------  -----------  -----------
        Net Cash Used in Investing Activities..............................     (158,315)    (474,661)     (29,315)
                                                                             -----------  -----------  -----------
Cash Flows from Financing Activities:
  Debt proceeds............................................................      205,730      509,019           --
  Debt repayments..........................................................     (186,843)    (101,911)    (114,727)
  Net proceeds from common stock offering..................................      197,015           --      163,114
  Proceeds from exercise of employee stock options and other...............       10,915        6,428        1,940
                                                                             -----------  -----------  -----------
        Net Cash Provided by Financing Activities..........................      226,817      413,536       50,327
                                                                             -----------  -----------  -----------
  Increase/(decrease) in cash and cash equivalents.........................      137,744       (3,368)      14,913
  Cash and cash equivalents, beginning of period...........................       15,570       18,938        4,025
                                                                             -----------  -----------  -----------
  Cash and cash equivalents, end of period.................................  $   153,314  $    15,570  $    18,938
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Suplemental Cash Flow Information:
  CASH PAID DURING THE YEAR FOR:
    Income taxes...........................................................  $    44,435  $    37,917  $    21,602
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
    Interest...............................................................  $    32,896  $    21,316  $     6,546
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
  NON-CASH ACTIVITY:
    Payable in connection with purchase of Computer Power..................  $   111,008  $        --  $        --
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS -- Interim is a worldwide leader in recruiting, assessing and deploying talent for a wide variety of businesses. Through consulting, managed services, search/recruitment and flexible staffing, the Company provides professionals in the fields of information technology, finance, law, manufacturing and human resources, as well as clerical, administrative and light industrial staffing.

    The Company operates within the staffing industry in 12 countries around the world: Australia, Canada, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, the United Kingdom and the United States. The Company considers its operating segments to be North America, Europe and Australia/Asia. These operating segments generally follow the management organization structure of the Company. The operating segments also represent, in the opinion of management, the most meaningful aggregation of the Company's multiple operating units across the world. This aggregation is based upon geographic similarities including market growth rates, profitability, foreign currency exposure and local laws and regulations. In each of these operating segments, the Company's four services, consulting, managed services, search/recruitment and flexible staffing, are provided.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been restated to conform with the current year presentation.

    USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

    FISCAL YEAR -- The Company's fiscal year is comprised of 52 or 53 weeks, ending on the last Friday in December. The fiscal years ended December 25, 1998, December 26, 1997 and December 27, 1996 were all 52 weeks.

    CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The Company carries accounts receivable at the amount it estimates to be collectible. Accordingly, the Company provides allowances for accounts receivable it estimates to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

    INTANGIBLE ASSETS -- Intangible assets consist principally of goodwill and tradenames and are being amortized on a straight-line basis over periods of approximately 37 years. The Company evaluates the recoverability of intangible assets, as well as amortization periods, to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate. Recoverability is determined through evaluation of anticipated cash flows on an undiscounted basis. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded.

    PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term using the straight-line method. Maintenance and repairs which do not improve or extend the life of an asset are expensed as incurred.

    ACCRUED SELF-INSURANCE LOSSES -- The Company retains a portion of the risk under its workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Workers' compensation losses, general liability/professional liability and employment practices liability losses have been discounted at approximately 4.9% and 5.8% at December 25, 1998 and December 26, 1997, respectively. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to income in the period determined. The Company funds portions of its retained risks through deposits with insurance carriers and others. These deposits are reflected as insurance deposits on the accompanying Consolidated Balance Sheets and reflect the estimated fair market value of such amounts.

    FOREIGN CURRENCY TRANSLATION -- The Company's foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders' equity as a translation adjustment.

    REVENUE RECOGNITION -- The Company generates revenues from sales of services by its own branch and licensed operations and from royalties earned on sales of services by its franchise operations. Franchise royalties, which are included in revenues, were $9.4 million, $23.1 million, and $27.0 million for the years ended December 25, 1998, December 26, 1997 and December 27, 1996, respectively. Revenues and the related labor costs and payroll taxes are recorded in the period in which flexible staffing services are performed. Revenues on placements are recognized when services provided are substantially completed. Allowances are established to estimate losses due to placed candidates not remaining employed for the Company's guarantee period.

    The Company utilizes two forms of franchising agreements. Under the first form, the Company records franchise royalties, based upon the contractual percentage of franchise sales, in the period in which the franchisee provides the service. Under the second form (termed "licensee" by the Company), revenues generated by the licensee and related direct costs are included as part of the Company's revenues and cost of services, respectively. The net distribution paid to the licensee is based upon a percentage of the gross profit generated, and is captioned "licensee commissions" in the Consolidated Statements of Earnings.

    INCOME TAXES -- Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The Company's policy is to not provide for U.S. income taxes on the undistributed earnings of foreign operations as such earnings are considered to be invested for an indefinite period of time and such earnings will only be repatriated when tax effective to do so. At December 25, 1998, undistributed earnings of foreign subsidiaries totaled $22.8 million. At December 26, 1997, these earnings were immaterial. It is not practicable to estimate the amount of the deferred tax liability on such earnings; however, foreign tax credits would be available to reduce U.S. income taxes in the event of distribution of earnings of foreign subsidiaries.

    EARNINGS PER SHARE -- Basic earnings per share is computed by dividing the Company's earnings by the weighted average number of shares outstanding during the period.

    Diluted earnings per share is computed by dividing the Company's earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and convertible subordinated notes. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

    On August 7, 1997, the Company announced a two-for-one stock split in the form of a 100% stock dividend, to stockholders of record as of the close of business on August 18, 1997, payable on September 5, 1997. All shares outstanding and per share amounts have been restated to reflect the stock split.

    DERIVATIVE FINANCIAL INSTRUMENTS -- The Company enters into interest rate swap agreements and foreign exchange forward contracts as part of the management of its interest rate and foreign currency exchange rate exposures; it has no derivative financial instruments held for trading purposes and none of the instruments are leveraged. All financial instruments are put into place to hedge specific exposures. Amounts to be paid or received under swap agreements are recognized over the terms of the agreements as adjustments to interest expense. Amounts receivable or payable under the agreements are included in receivables or accrued expenses in the Consolidated Balance Sheets. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recorded in net income in the period in which underlying transaction is recorded.

    STOCK BASED COMPENSATION -- The Company has chosen to account for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock granted as part of bonus compensation is recognized in the period the bonus is earned and measured using the quoted market price on the effective grant date. Compensation cost related to stock options of non-employees is recorded at fair value (in accordance with SFAS No. 123).

    NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of the Statement.

ACQUISITIONS AND DISPOSITION

    ACQUISITIONS

    COMPUTER POWER GROUP LIMITED -- On December 8, 1998, the Company announced that its cash offer to acquire all of the outstanding shares of Computer Power Group Limited ("Computer Power"), a public company in Australia, for a maximum cash amount of approximately $124.3 million (A$ 204.9 million) had become unconditional. Computer Power provides information technology services, including consulting, flexible staffing, education and training services with 49 offices in Australia and New Zealand, and one office each in Hong Kong and Singapore. As of December 25, 1998, the Company had purchased or received and accepted tenders for approximately 92% of the outstanding shares of Computer Power. Interim is entitled to acquire the remaining 8% of shares outstanding pursuant to Australia's compulsory acquisition procedures. This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Computer Power are included in the Consolidated Statement of

Earnings from the date of acquisition. Due to the nature of a cash tender offer and timing of the acquisition, Computer Power's operations were immaterial to the Company's Consolidated Statement of Earnings in fiscal 1998. The excess of the purchase price over the fair value of the net tangible assets acquired was $121.7 million. As of December 25, 1998, the purchase price in excess of net tangible assets acquired has been allocated to goodwill on a preliminary basis while the Company obtains final information regarding the fair value of assets acquired and liabilities assumed. Although the allocation and amortization periods are subject to adjustment, the Company does not expect that such adjustments will have a material effect on the consolidated financial statements. Subsequent to year end, $111.0 million of the purchase price was paid and is included as Due to Computer Power shareholders in the Consolidated Balance Sheet at December 25, 1998.

    Included in other assets in the accompanying Consolidated Balance Sheet as of December 25, 1998 is $26.6 million related to funds held in escrow by Computer Power pursuant to the terms of two Research and Development Syndicates ("R&D Syndicates") formed to develop new, commercially viable technology products. The R&D Syndicates were formed under special legislation in Australia to promote research and development. At the end of the research and development projects, the R&D Syndicate investors can exercise put options through June 2002 to sell project results back to the Company for a return of the escrowed funds. As such, the Company has recorded a $26.6 million liability for the probable exercise of these put options. Such amount is included in accounts payable and other long-term liabilities in the accompanying Consolidated Balance Sheet as of December 25, 1998.

    MICHAEL PAGE GROUP, PLC -- On April 18, 1997, the Company completed the purchase of the outstanding shares of Michael Page Group, PLC ("Michael Page"), a public company in the United Kingdom, for $577.6 million. This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Michael Page are included in the Consolidated Statement of Earnings from the date of acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired was $512.5 million. This amount has been allocated to tradenames and goodwill based upon an independent valuation performed to assist management in this allocation. Both intangible assets are being amortized over 40 years.

    BRANDON SYSTEMS CORPORATION -- On May 23, 1996, the Company completed its merger with Brandon Systems Corporation ("Brandon"), an information technology staffing company. The Company issued 7,745,380 shares of its common stock in exchange for 100% of the outstanding shares of Brandon common stock. In addition, Brandon stock options outstanding at the effective time of the merger were converted into options to purchase an aggregate of 415,184 additional Interim common shares. The merger has been accounted for as a pooling-of-interests. Accordingly, the historical financial statements for the periods prior to the merger are restated as though the companies had been combined. All fees and expenses related to the merger and the consolidation and restructuring of the combined companies have been expensed. Such fees and expenses were $8.6 million.

    Revenues of Brandon from periods prior to the merger are included in the accompanying income statements and were $22.3 million for the quarter ended March 29, 1996. Net earnings and earnings per share related to Brandon were $1.2 million and $0.04, respectively, for the quarter ended March 29, 1996.

    OTHER ACQUISITIONS -- During 1998, 1997 and 1996 the Company made certain other acquisitions that were accounted for under the purchase method of accounting. Their operations are included in the Consolidated Statements of Earnings from the date of acquisition.

    The fair value of assets acquired and liabilities assumed (excluding cash acquired) in connection with all acquisitions follows (in thousands):

                                                              DEC. 25,    DEC. 26,   DEC. 27,
                                                                1998        1997       1996
                                                             ----------  ----------  ---------
Working capital (deficit)..................................  $   (1,537) $   (8,456) $     615
Goodwill and tradenames....................................     132,042     563,802     12,016
Other net assets...........................................      14,300      15,327       (667)
Debt assumed...............................................      (8,582)       (317)        --
                                                             ----------  ----------  ---------
Net assets acquired........................................  $  136,223  $  570,356  $  11,964
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    DISPOSITION

    HEALTHCARE -- On September 26, 1997, the Company completed the sale of its HealthCare business to Cornerstone Equity Investors IV, L.P. ("Buyer"). The Company received $118.6 million in cash at closing ($113.1 million net of transaction related cash costs), with the remainder of the $134.0 million purchase price paid in October 1998 when regulatory approval was received for the ownership transfer of Interim HealthCare of New York Inc. to the Buyer. The sale did not have a material impact on results of operations in 1998. The pre-tax gain on sale recognized in 1997 was $5.3 million with taxes on the gain of $5.3 million.

    Pursuant to the terms of the sales agreement and subject to certain restrictions, the Buyer is permitted to use the "Interim" trademark and trade names for an initial period of five years. After that time, a license fee will be charged. Under a transitional service agreement, the Company continues to provide various services to the Buyer including access to and use of facilities and information systems. These services will be provided at rates included in the agreement which approximate the costs the Company will incur. This service agreement is for two years with an option to request an additional year. The Company has provided indemnification to the Buyer on various pending issues with respect to the HealthCare business including certain medicare reimbursement issues and the collectibility of loans related to the businesses' physical therapy student loan program. The Company does not expect that the outcome of these matters will have a material effect on the Company's financial position or results of operation.

    UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma information presents the results of operations of the Company for the years ended December 25, 1998 and December 26, 1997 as if the sale of the Company's HealthCare business and the acquisitions of Michael Page, Computer Power and other acquisitions had occurred at the beginning of fiscal 1997 (in thousands, except for per share data):

                                                                      DEC. 25,      DEC. 26,
                                                                        1998          1997
                                                                    ------------  ------------
Revenues..........................................................  $  2,105,985  $  1,791,999
Net earnings before extraordinary item............................        58,361        33,101
Net earnings......................................................        55,588        33,101

Net earnings per share before extraordinary item:
  Basic...........................................................  $       1.32  $       0.84
  Diluted.........................................................          1.28          0.82

Basic weighted average shares outstanding.........................        44,237        39,305
Diluted weighted average shares outstanding.......................        48,244        40,407

    The pro forma consolidated results of operations are based on historical financial information of the Company and include adjustments to give effect to the following: elimination of the gain on the sale of the HealthCare business; amortization of goodwill and other intangibles arising from the transactions; interest expense that would have been incurred to finance the acquisitions, offset by a reduction of debt from cash flows generated from the sale of the HealthCare business; elimination of one-time costs incurred by Michael Page and Computer Power related to their being acquired by the Company; and certain other adjustments, together with estimated related income tax effects. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions and disposition occurred on the date indicated, or of future results of operations of the consolidated entities.

INTANGIBLE ASSETS

    A summary of intangible assets is as follows (in thousands):

                                            WEIGHTED                       WEIGHTED
                                          AVERAGE LIFE                   AVERAGE LIFE
                                           (IN YEARS)    DEC. 25, 1998    (IN YEARS)    DEC. 26, 1997
                                          ------------   -------------   ------------   -------------
Goodwill................................       37          $763,098           37          $516,058
Tradenames..............................       39           222,643           40           223,216
Other...................................       5                787           5              3,098
                                          ------------   -------------   ------------   -------------
                                               37           986,528           38           742,372
Less accumulated amortization...........                    (67,334)                       (47,244)
                                                         -------------                  -------------
                                                           $919,194                       $695,128
                                                         -------------                  -------------
                                                         -------------                  -------------

    Amortization of intangible assets for the years ended December 25, 1998, December 26, 1997 and December 27, 1996 amounted to $22.6 million, $18.5 million and $8.8 million, respectively.

PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                                                 LIFE      DEC. 25,    DEC. 26,
                                                              (IN YEARS)     1998        1997
                                                              -----------  ---------  ----------
Land........................................................      --       $   4,167  $    4,167
Buildings...................................................    10 - 40       14,727      14,331
Equipment...................................................     3 - 8       107,194      82,871
Software....................................................     3 - 5        19,490      15,060
Leasehold improvements and other............................     3 - 5        11,609       7,653
                                                                           ---------  ----------
                                                                             157,187     124,082
Less accumulated depreciation and amortization..............                 (66,565)    (58,607)
                                                                           ---------  ----------
                                                                           $  90,622  $   65,475
                                                                           ---------  ----------
                                                                           ---------  ----------

    Depreciation and amortization of property and equipment for the years ended December 25, 1998, December 26, 1997 and December 27, 1996 amounted to $21.8 million, $16.4 million, and $10.1 million, respectively.

LONG-TERM DEBT

    The Company's long-term debt consists of the following (in thousands):

                                                                     DEC. 25,      DEC. 26,
                                                                       1998          1997
                                                                   ------------  ------------
Revolving loan facility, due 2003--
  British pound sterling denominated borrowings..................   $  214,144    $  209,488
  U.S. dollar denominated borrowings.............................           --        10,000
Loan notes denominated in British pound sterling.................       14,322        16,836
U.S. dollar convertible subordinated notes.......................      207,000            --
U.S. dollar denominated term loan................................           --       176,700
Other foreign debt...............................................       13,333            --
                                                                   ------------  ------------
                                                                       448,799       413,024
Less current maturities of long-term debt........................      (21,943)      (33,827)
                                                                   ------------  ------------
                                                                    $  426,856    $  379,197
                                                                   ------------  ------------
                                                                   ------------  ------------

    The Company has a $359.2 million multi-currency syndicated credit agreement entered into as of May 1, 1997 and amended thereafter ("Credit Facility"). This agreement provides a multi-currency revolving loan facility and previously provided a U.S. dollar denominated term loan. The Credit Facility also allows for and guarantees sterling denominated loan notes due to certain former shareholders of Michael Page. Borrowings under this facility are unsecured. Interest rates on amounts outstanding under the term loan, revolving loan and loan notes are based on LIBOR plus a variable margin. The facility contains customary covenants, which include restrictions on the payment of cash dividends, as well as the maintenance of certain financial ratios including minimum net worth, restrictions on the incurrence of liens and additional indebtedness. The average interest rates on outstanding borrowings under this Credit Facility for the years ended December 25, 1998 and December 26, 1997 were 6.5% and 6.9%, respectively. As of December 25, 1998 the Company had $132.6 million available for future borrowings under the revolving loan portion of this Credit Facility and other available lines.

    On April 23, 1998, the Company filed a registration statement on Form S-3 with the SEC for the sale of $207.0 million of 4 1/2% Convertible Subordinated Notes (the "Notes Offering") due June 1, 2005. The Notes Offering was consummated in May 1998 and resulted in proceeds to the Company of approximately $201.3 million net of issuance costs and offering expenses. A portion of the proceeds from the Notes Offering was used to repay the U.S. dollar denominated term loan and other U.S. dollar denominated amounts outstanding under the Credit Facility. The prepayment of the term loan and termination of the related interest rate swap agreements resulted in an extraordinary charge for early extinguishment of debt of $2.8 million ($4.6 million before tax) or $0.06 per diluted share in 1998.

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

YEAR                                                                       REDEMPTION PRICE
-------------------------------------------------------------------------  ----------------
2001.....................................................................         102.571%
2002.....................................................................         101.929
2003.....................................................................         101.286
2004.....................................................................         100.643
June 1, 2005 and thereafter..............................................         100.000

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

INCOME TAXES

    The provision for income taxes is comprised of the following (in thousands):

                                                       DEC. 25,      DEC. 26,      DEC. 27,
                                                         1998          1997          1996
                                                     ------------  ------------  ------------
Current tax expense:
  Federal..........................................   $   24,058    $   23,220    $   17,062
  State and local..................................        5,745         6,055         4,110
  Foreign..........................................       22,179        15,307           238
                                                     ------------  ------------  ------------
                                                          51,982        44,582        21,410
                                                     ------------  ------------  ------------
Deferred tax (benefit) expense:
  Federal..........................................       (3,100)       (3,029)          538
  State and local..................................         (715)         (721)          149
  Foreign..........................................       (1,391)       (1,904)           --
                                                     ------------  ------------  ------------
                                                          (5,206)       (5,654)          687
                                                     ------------  ------------  ------------
Total Provision for Income Taxes...................   $   46,776    $   38,928    $   22,097
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------

    The following table reconciles the U.S. Federal income tax rate to the Company's effective tax rate:

                                                      DEC. 25, 1998    DEC. 26, 1997    DEC. 27, 1996
                                                     ---------------  ---------------  ---------------
Statutory Rate.....................................          35.0%            35.0%            35.0%
Increase (decrease) in rate resulting from:
  State and local income taxes, net of Federal
    benefit........................................           3.1              4.3              6.2
  Nondeductible amortization of intangibles........           5.7              5.9              3.6
  Sale of HealthCare business......................            --              3.2               --
  Merger expense...................................            --               --              4.7
  Other, net.......................................           0.6             (0.6)            (0.5)
                                                              ---              ---              ---
Effective Tax Rate.................................          44.4%            47.8%            49.0%
                                                              ---              ---              ---
                                                              ---              ---              ---

    Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                     DEC. 25,      DEC. 26,
                                                                       1998          1997
                                                                   ------------  ------------
Current deferred tax assets (liabilities):
  Employee benefits and self-insurance...........................   $   12,126    $    9,529
  Sale of HealthCare business....................................        3,058            --
  Accrued expenses...............................................        3,117            --
  Receivables allowances.........................................          (71)        1,354
  Other..........................................................           27            26
                                                                   ------------  ------------
                                                                        18,257        10,909
                                                                   ------------  ------------

Noncurrent deferred tax assets (liabilities):
  Fixed assets...................................................       (1,090)       (1,123)
  Intangible assets..............................................       (5,545)       (2,947)
  Other..........................................................           --            16
                                                                   ------------  ------------
                                                                        (6,635)       (4,054)
                                                                   ------------  ------------
Net deferred tax assets..........................................   $   11,622    $    6,855
                                                                   ------------  ------------
                                                                   ------------  ------------

EMPLOYEE BENEFIT PLANS

    The Company has a voluntary defined contribution 401(k) benefit plan covering substantially all eligible U.S. employees. The Company's subsidiary, Michael Page, operates a defined contribution plan covering substantially all eligible U.K. employees. Company contributions to the plans are based on employee contributions, the level of the Company match and, in the U.S., the attainment of certain financial objectives. Contributions, net of forfeitures, by the Company under the plan amounted to $3.7 million, $2.4 million and $0.4 million for the years ended December 25, 1998, December 26, 1997 and December 27, 1996, respectively.

    The Company also has a non-qualified deferred compensation plan for certain employees who are not eligible to participate in the Company's 401(k) benefit plan. The plan allows eligible employees to defer receipt of a portion of their compensation. The Company matches and accrues certain amounts deferred pursuant to this plan based upon the same criteria as the 401(k) plan. The plan is partially funded by Company owned life insurance policies. The deferred compensation, along with the Company matching amounts and accumulated investment earnings, is accrued. Such accrual amounted to $11.9 million, $5.5 million, $1.8 million at December 25, 1998, December 26, 1997 and December 27, 1996, respectively.

    Effective July 1997, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have been employed for at least 12 months an opportunity to purchase shares of its common stock at a discount of 15%. The aggregate amount an employee may purchase each calendar year is limited to a maximum of 15% of an employee's compensation up to $25,000 of stock. There were 95,516 and 9,294 shares issued in 1998 and 1997, respectively, under this plan. A total of 495,190 shares are available as of December 25, 1998 for purchase under the plan which expires on July 1, 2002.

STOCK-BASED COMPENSATION PLANS

    The Company has three primary option stock plans, the 1997 Long-Term Executive Compensation and Outside Directors Stock Option Plan, the 1997 Stock Option Plan for employees of Michael Page and the 1994 Stock Option Plan for Franchisees, Licensees and Agents. Under the plans, options may be granted to outside directors, selected employees of the Company and its subsidiaries, franchisees, licensees and agents to purchase the Company's Common Stock for periods not to exceed ten years at a price that is not less than 100 percent of fair market value on the date of grant. Options granted under all plans are exercisable cumulatively 20% to 100% each year beginning one-year after the initial date of grant. At December 25, 1998 and December 26, 1997 the Company had 1.9 million and 2.0 million shares, respectively, reserved for future grants under these plans.

    As part of the Company's bonus plan, the Board of Directors has authorized Common Stock to be used for payment of a portion of the bonus payable to certain employees in the form of restricted shares of the Company's Common Stock. These shares vest ratably over a three-year period. At December 25, 1998 and December 26, 1997 the Company had 20,036 and 21,858 shares, respectively, reserved for future grant under this plan.

    Changes under these plans for 1998, 1997 and 1996 were as follows:

                               DEC. 25, 1998           DEC. 26, 1997           DEC. 27, 1996
                           ----------------------  ----------------------  ----------------------
                                       WEIGHTED                WEIGHTED                WEIGHTED
                                        AVERAGE                 AVERAGE                 AVERAGE
                                       EXERCISE                EXERCISE                EXERCISE
                            SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                           ---------  -----------  ---------  -----------  ---------  -----------
Outstanding at beginning
  of year................  3,101,604   $   16.28   2,642,554   $   13.24   2,203,422   $   10.60
Granted..................  1,719,176       25.60   1,678,910       18.53     840,326       19.01
Exercised................   (497,841)      14.07    (866,241)      11.09    (281,692)       9.49
Forfeited................   (182,073)      20.43    (353,619)      16.85    (119,502)      14.25
                           ---------               ---------               ---------
Outstanding at end of
  year...................  4,140,866   $   20.24   3,101,604   $   16.28   2,642,554   $   13.24
                           ---------               ---------               ---------
                           ---------               ---------               ---------
Options exercisable at
  year-end...............  1,321,478   $   15.10     908,495   $   13.01     927,968   $    9.83
                           ---------               ---------               ---------
                           ---------               ---------               ---------

    The following table summarizes information about fixed stock options outstanding at December 25, 1998:

                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                           ------------------------------------   ----------------------
                                          WEIGHTED
                                           AVERAGE     WEIGHTED                 WEIGHTED
                             NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
                           OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES   AT 12/25/98      LIFE        PRICE     AT 12/25/98    PRICE
------------------------   -----------   -----------   --------   -----------   --------
$0.00-$ 9.99.......            14,120        3.72       $ 7.57         14,120    $ 7.57
$10.00-$14.99......           753,786        5.71        11.62        647,692     11.61
$15.00-$19.99......         1,737,685        7.56        18.50        610,906     18.45
$20.00-$24.99......           219,245        9.13        21.25         48,760     21.72
$25.00-$29.99......         1,346,277        9.11        26.73             --        --
$30.00-$34.99......            69,753        9.42        30.68             --        --
                           -----------   -----------   --------   -----------   --------
                            4,140,866        7.83       $20.24      1,321,478    $15.10
                           -----------   -----------   --------   -----------   --------
                           -----------   -----------   --------   -----------   --------

    The weighted average per share fair values of options granted under the Company's stock option plans during 1998, 1997 and 1996 were $6.25, $3.90 and $4.03, respectively. Had the fair value of the grants under these plans been recognized as compensation expense over the vesting period of the awards, compensation cost would have been increased by $5.8 million ($4.0 million after tax, $.08 per share), $2.9 million ($2.0 million after tax, $0.05 per share) and $2.1 million ($1.5 million after tax, $0.05 per share) in 1998, 1997, and 1996, respectively.

    The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

                                                      DEC. 25, 1998    DEC. 26, 1997    DEC. 27, 1996
                                                     ---------------  ---------------  ---------------
Expected life......................................             2                2                2
Interest rate......................................          5.51%            5.99%            5.94%
Volatility.........................................         32.91%           29.79%           30.30%
Dividend Yield.....................................        --               --               --

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

    The Company may redeem the Rights at a price of $0.01 per Right at any time prior to an Unapproved Stock Acquisition. The Rights expire on April 1, 2004, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share.

FINANCIAL INSTRUMENTS AND FAIR VALUES

    The Company utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. The Company had a variable to variable interest rate swap agreement outstanding as of December 25, 1998 with the notional amount of $125.5 million which effectively converts interest from a British LIBOR basis to a broader index and caps the Company's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The notional amount outstanding at December 26, 1997 was $225.7 million. In June 1998, the Company terminated variable to variable interest rate swap agreements in the notional amount of $100.0 million when the Company repaid the related U.S. dollar denominated debt. Under these agreements, the Company received an average variable rate of 7.0% and paid an average variable rate of 6.0% during the twelve months ended December 25, 1998. The Company received an average variable rate of 6.3% and paid an average variable rate of 5.4% during the twelve months ended December 26, 1997.

    In June 1998, the Company also terminated variable to fixed interest rate swap agreements in the notional amount of $100.0 million when the Company repaid the related U.S. dollar denominated debt. Under these agreements, the Company received an average variable rate of 5.7% and paid an average fixed rate of 6.2% during the twelve months ended December 25, 1998. The Company received an average variable rate of 5.8% and paid an average fixed rate of 6.2% during the twelve months ended December 26, 1997. The costs to terminate the variable to variable and variable to fixed interest rate swap agreements in June 1998 are included in the extraordinary charge for early extinguishment of debt.

    At December 25, 1998, the Company had outstanding foreign currency forward contracts to purchase Australian dollars in the notional amount of $96.1 million for the purpose of making the final payments for the purchase of Computer Power subsequent to year-end.

    Exposure to market risk on interest rate and foreign currency financial instruments results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to the Company's interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade A or better. The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value as stated below. The Company believes the risk of incurring losses due to credit risk is remote.

    The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The cost to terminate the outstanding interest rate swap as of December 25, 1998 was approximately $4.1 million. Book value at December 25, 1998 was a $0.2 million receivable. The cost to terminate the outstanding interest rates swaps as of December 26, 1997 was $5.1 million. Book value at December 26, 1997 was a $0.3 million receivable. The cost to terminate foreign currency forward contracts as of December 25, 1998 was $2.5 million. In estimating the fair value of its derivative positions, the Company utilizes quoted market prices, if available, or quotes obtained from outside sources. The cost to terminate the Company's fixed rate convertible subordinated debt as of December 25, 1998 was $175.6 million, with a $207.0 million carrying value. The fair value of the Company's fixed rate debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature.

COMMITMENTS AND CONTINGENCIES

    Substantially all of the Company's field operations are conducted in leased premises. The Company also leases data processing equipment. Total lease expense for the years ended December 25, 1998, December 26, 1997 and December 27, 1996 was $25.2 million, $19.1 million and $11.5 million, respectively. Future minimum lease payments under non-cancelable leases as of December 25, 1998 are $24.4 million, $20.6 million, $16.6 million, $9.9 million, $6.7 million and $9.6 million in 1999, 2000, 2001, 2002, 2003 and thereafter, respectively.

    Additionally, the Company had outstanding irrevocable letters of credit of approximately $23.4 million (same as fair value). These letters of credit collateralize the Company's obligations under certain workers' compensation insurance programs.

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

SEGMENT INFORMATION

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

    The Company operates within the staffing industry in 12 countries around the world: Australia, Canada, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, the United Kingdom and the United States. The Company considers its operating segments to be North America, Europe and Australia/Asia. These operating segments generally follow the management organization structure of the Company and also represent, in the opinion of management, the most meaningful aggregation of the Company's multiple operating units across the world. This aggregation is based upon geographic similarities including market growth rates, profitability, foreign currency exposure and local laws and regulations. In each of these operating segments the Company's four services, consulting, managed services, search/recruitment and flexible staffing, are provided. In 1997 and 1996, the Company's reportable operating segments also included HealthCare. The Company evaluates the performance of its operating segments and allocates resources to them based on revenues, gross profit and segment contribution. Segment contribution is defined as income before central costs, interest and income taxes. All intercompany revenues and expenses are eliminated in computing segment revenues, gross profit and segment contribution. Prior years' data has been restated to conform to the current year reportable operating segments presentation.

    Information on operating segments and a reconciliation to earnings before income taxes and extraordinary item for the years ended December 25, 1998, December 26, 1997 and December 27, 1996 are as follows (in thousands):

                                                                        YEAR ENDED
                                                           -------------------------------------
                                                            DEC. 25,     DEC. 26,     DEC. 27,
                                                              1998         1997         1996
                                                           -----------  -----------  -----------
REVENUES:
  North America..........................................   $1,382,383   $1,159,089   $ 905,611
  Europe.................................................     455,845      223,345       10,272
  Australia/Asia.........................................      51,885       36,233           --
                                                           -----------  -----------  -----------
                                                            1,890,113    1,418,667      915,883
  HealthCare.............................................          --      189,589      231,268
                                                           -----------  -----------  -----------
                                                            $1,890,113   $1,608,256   $1,147,151
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------
GROSS PROFIT:
  North America..........................................   $ 405,027    $ 326,416    $ 254,222
  Europe.................................................     207,420      107,514        2,734
  Australia/Asia.........................................      22,347       16,674           --
                                                           -----------  -----------  -----------
                                                              634,794      450,604      256,956
  HealthCare.............................................          --       76,539       94,406
                                                           -----------  -----------  -----------
                                                            $ 634,794    $ 527,143    $ 351,362
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------
SEGMENT CONTRIBUTION:
  North America..........................................   $ 111,908    $  91,293    $  72,674
  Europe.................................................      63,765       35,057          746
  Australia/Asia.........................................       4,651        4,533           --
                                                           -----------  -----------  -----------
                                                              180,324      130,883       73,420
  HealthCare.............................................          --       16,340       22,425
                                                           -----------  -----------  -----------
                                                              180,324      147,223       95,845
  Central costs..........................................      51,152       46,815       36,437
  Gain on sale of HealthCare.............................          --       (5,300)          --
  Merger expense.........................................          --           --        8,600
  Interest, net..........................................      23,819       24,269        5,696
                                                           -----------  -----------  -----------
  Earnings before income taxes and extraordinary item....   $ 105,353    $  81,439    $  45,112
                                                           -----------  -----------  -----------
                                                           -----------  -----------  -----------

                                                                           DEC. 25,      DEC. 26,      DEC. 27,
                                                                             1998          1997          1996
                                                                         ------------  ------------  ------------
TOTAL ASSETS:
  North America........................................................   $  694,967    $  466,350    $  444,404
  Europe...............................................................      656,360       548,183        10,722
  Australia/Asia.......................................................      262,117        77,063            --
                                                                         ------------  ------------  ------------
                                                                           1,613,444     1,091,596       455,126
  HealthCare...........................................................           --           138        57,364
                                                                         ------------  ------------  ------------
                                                                          $1,613,444    $1,091,734    $  512,490
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
LONG-LIVED ASSETS:(1)
  North America........................................................   $   55,069    $   47,049    $   45,971
  Europe...............................................................       28,130        16,751           285
  Australia/Asia.......................................................        7,423         1,675            --
                                                                         ------------  ------------  ------------
                                                                              90,622        65,475        46,256
  HealthCare...........................................................           --            --         3,539
                                                                         ------------  ------------  ------------
                                                                          $   90,622    $   65,475    $   49,795
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

------------------------

(1) Represents property and equipment, net.

    The Company provides skills through its business units in four service lines--consulting, managed services, search/recruitment and flexible staffing. The following table sets forth revenues and gross profit by service for the periods indicated (in thousands):

                                                                                        YEAR ENDED
                                                                         ----------------------------------------
                                                                           DEC. 25,      DEC. 26,      DEC. 27,
                                                                             1998          1997          1996
                                                                         ------------  ------------  ------------
REVENUES:
  Consulting...........................................................   $  286,250    $  192,262    $  135,950
  Managed Services.....................................................      316,170       250,308       173,347
  Search/Recruitment...................................................      257,507       148,892        15,129
  Flexible Staffing....................................................    1,030,186       827,205       591,457
                                                                         ------------  ------------  ------------
                                                                           1,890,113     1,418,667       915,883
  HealthCare...........................................................           --       189,589       231,268
                                                                         ------------  ------------  ------------
  Total................................................................   $1,890,113    $1,608,256    $1,147,151
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
GROSS PROFIT:
  Consulting...........................................................   $  108,864    $   66,460    $   43,458
  Managed Services.....................................................       65,747        51,378        34,631
  Search/Recruitment...................................................      196,044       112,627        11,463
  Flexible Staffing....................................................      264,139       220,140       167,404
                                                                         ------------  ------------  ------------
                                                                             634,794       450,605       256,956
  HealthCare...........................................................           --        76,538        94,406
                                                                         ------------  ------------  ------------
  Total................................................................   $  634,794    $  527,143    $  351,362
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

    The Company has no single customer representing greater than 10 percent of its revenues. Revenues in the United Kingdom were $318.0 million, $160.5 million and $7.7 million for the years ended December 25, 1998, December 26, 1997 and December 27, 1996, respectively. Long-lived assets in the United Kingdom were $17.6 million, $11.6 million and $51,000 at December 25, 1998, December 26, 1997 and December 27, 1996, respectively.

QUARTERLY FINANCIAL DATA (unaudited - amounts in thousands, except per share amounts)

    The following is a tabulation of the quarterly results of operations for the years ended December 25, 1998 and December 26, 1997.

                                                                        QUARTER ENDED
                                    --------------------------------------------------------------------------------------
                                    DEC. 25,    SEPT. 25,      JUNE 26,      MARCH 27,   DEC. 26,    SEPT. 26,   JUNE 27,
                                      1998         1998          1998          1998        1997       1997(b)      1997
                                    ---------   ----------   ------------    ---------   ---------   ---------   ---------
Revenues..........................  $ 514,249   $  498,051   $    461,622    $416,191    $ 412,868   $ 455,770   $ 422,833
Gross profit......................    169,669      167,586        158,021     139,518      134,331     153,414     141,958
Earnings before extraordinary
  item............................     17,417       17,021         13,586      10,553       12,017      12,047       9,922
Net earnings......................     17,417       17,021         10,813(a)   10,553       12,017      12,047       9,922
Basic earnings per share (c)......       0.37         0.36           0.32        0.26         0.30        0.31        0.25
Diluted earnings per share (c)....       0.36         0.35           0.31        0.26         0.29        0.30        0.25
Share price:
High..............................   22 15/16       32 1/4         34 1/4    33 13/16           31      25 5/8     21 7/16
Low...............................     13 1/4     18 15/16       26 15/16      22 7/8       23 5/8      21 3/4     17 9/16


                                    MARCH 28,
                                      1997
                                    ---------
Revenues..........................  $316,785
Gross profit......................    97,440
Earnings before extraordinary
  item............................     8,525
Net earnings......................     8,525
Basic earnings per share (c)......      0.22
Diluted earnings per share (c)....      0.21
Share price:
High..............................   21 9/16
Low...............................    17 1/8

--------------------------

(a) Includes $2,773 after tax extraordinary loss resulting from the early extinguishment of debt.

(b) Includes pretax gain on sale of HealthCare business of $5,300 and taxes of $5,272.

(c) Before extraordinary item in the quarter ended September 25, 1998.

EARNINGS PER SHARE

    The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for earnings before extraordinary item.

                                                                       TWELVE MONTHS ENDED
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            --------------------------------------------------------------------------
                                                     DECEMBER 25, 1998                     DECEMBER 26, 1997
                                            ------------------------------------  ------------------------------------
                                              EARNINGS                              EARNINGS
                                               BEFORE                                BEFORE
                                            EXTRAORDINARY             PER-SHARE   EXTRAORDINARY             PER-SHARE
                                                ITEM       SHARES      AMOUNT         ITEM       SHARES      AMOUNT
                                            ------------  ---------  -----------  ------------  ---------  -----------
Basic EPS.................................   $   58,577      44,237   $    1.32    $   42,511      39,305   $    1.08
                                                                          -----                                 -----
                                                                          -----                                 -----
Effect of Dilutive Securities:
  Stock options...........................           --         778                        --       1,102
  Convertible subordinated notes..........        3,471       3,229                        --          --
                                            ------------  ---------               ------------  ---------
Diluted EPS...............................   $   62,048      48,244   $    1.29    $   42,511      40,407   $    1.05
                                            ------------  ---------       -----   ------------  ---------       -----
                                            ------------  ---------       -----   ------------  ---------       -----

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in the registrant's principal accountants during the two most recent fiscal years or any subsequent interim time period.

                                    PART III

ITEMS 10, 11, 12 AND 13.

    Information regarding Executive officers of the Registrant is contained in
Part I. The remaining information required by Item 10 and the information required by Items 11, 12 and 13 of this Part III is omitted because, no later than 120 days from December 25, 1998, the Company will file and distribute its definitive proxy statement containing the information required by such Items. Such omitted information is incorporated herein by this reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

    The following consolidated financial statements of Interim Services Inc. and subsidiaries are filed as part of this Report:

                                                                                           PAGE
                                                                                         ---------
Independent Auditors' Report...........................................................         29
Consolidated Statements of Earnings....................................................         30
Consolidated Balance Sheets............................................................         31
Consolidated Statements of Stockholders' Equity........................................         32
Consolidated Statements of Cash Flows..................................................         33
Notes to Consolidated Financial Statements.............................................         34

    (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as part of this Report:

        Schedule II--Valuation and Qualifying Accounts

    Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

    (3) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

 EXHIBIT
  NUMBER                                                   EXHIBIT NAME
-----------  --------------------------------------------------------------------------------------------------------
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

 EXHIBIT
  NUMBER                                                   EXHIBIT NAME
-----------  --------------------------------------------------------------------------------------------------------
       4.4   Amendment No. 1, dated as of June 26, 1996, to Rights Agreement dated March 17, 1994, between the registrant, Boatmen's Trust Company and ChaseMellon Shareholder Services L.L.C., filed as Exhibit
               4.1(A) to the registrant's Form 10-Q for the quarter ended September 27, 1996, is incorporated herein by reference.

       4.5   Amendment No. 2, dated as of February 25, 1997, to Rights Agreement dated March 17, 1994, between the registrant and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(B) to the registrant's
               Form 10-Q for the quarter ended March 28, 1997, is incorporated herein by reference.

       4.6   Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of the
               registrant, as last amended May 18, 1998, filed as Exhibit 4.6 to the registrant's Form 10-Q for the quarter ended June 26, 1998, are incorporated herein by reference.

       4.7   Sections Four through Twelve and Thirty-five through Forty-one of the Bylaws of the registrant, as amended, filed as part of Exhibit 4.2 to registrant's Form S-3 filed September 16, 1996, are incorporated herein by reference.

       4.8   Certificate of Increase of Shares Designated as Participating Preferred Stock, filed as Exhibit 2.2 to the registrant's Form 8-A/A2, dated November 3, 1997, is incorporated herein by reference.

       4.9   Indenture, including form of Notes, dated as of May 27, 1998, from the registrant to The Bank of New
               York with respect to the registrant's 4 1/2% Convertible Subordinated Notes due 2005, issued or to be issued pursuant to the registrant's Form S-3 dated April 23, 1998, filed on May 6, 1998, filed as
               Exhibit 4.9 to the registrant's Form 10-Q for the quarter ended June 26, 1998, is incorporated herein by reference.

       4.10  Amendment No. 3, dated as of January 20, 1998, to Rights Agreement dated as of March 17, 1994, between the registrant and ChaseMellon Shareholder Services L.L.C., is filed herewith as Exhibit 4.10.

      10.1   1994 Stock Option Plan for Franchisees, Licensees and Agents, as amended, filed as Exhibit 10.4A to the registrant's Form S-3, filed on July 12, 1995, is incorporated herein by reference.

      10.2   Indemnification Agreement dated January 1, 1994, by and between Interim Services Inc. and H&R Block,
               Inc., filed as Exhibit 10.8 to the registrant's Form S-1 dated November 5, 1993, is incorporated herein by reference.

      10.3   Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Raymond
               Marcy, is filed herewith as Exhibit 10.3.

      10.4   Credit Agreement between the registrant and NationsBank dated as of May 1, 1997, filed as Exhibit 10.11 to the registrant's Form 10-Q for the quarter ended March 28, 1997, is incorporated herein by reference.

      10.5   Recommended Cash Offer dated March 14, 1997, by J.P. Morgan on behalf of Interim Services (UK) PLC, a wholly-owned subsidiary of Interim Services Inc., for Michael Page Group PLC filed as Exhibit 10.12 to the registrant's Form 10-Q for the quarter ended June 27, 1997, is incorporated herein by reference.

      10.6   Interim Services Inc. 1997 Long Term Executive Compensation and Outside Directors Stock Option Plan,
               filed as Exhibit I to the registrant's Proxy Statement dated April 10, 1997, is incorporated herein by reference.

      10.7   Interim Services Inc. Incentive Plan for 162(m) Executives, filed as Exhibit III to the registrant's
               Proxy Statement dated April 10, 1997, is incorporated herein by reference.

 EXHIBIT
  NUMBER                                                   EXHIBIT NAME
-----------  --------------------------------------------------------------------------------------------------------
      10.8   Restated Stock Purchase Agreement, dated September 26, 1997 among Interim Services Inc., Catamaran
               Acquisition Corp. and Cornerstone Equity Investors IV, L.P., filed as Exhibit 2.1 to the registrant's
               Form 8-K dated September 26, 1997 and filed October 13, 1997, is incorporated herein by reference.

      10.9   The Deferred Compensation Plan of Interim Services Inc., filed as Exhibit 4.1 to the registrant's Form
               S-8 filed on July 23, 1997, is incorporated herein by reference.

      10.10  The Interim Services Inc. Outside Directors' Compensation Plan dated July 1, 1998, is filed herewith as
               Exhibit 10.10.

      10.11  The 1997 Stock Purchase Assistance Plan for executives of the registrant, filed as Exhibit 10.16 to the registrant's Form 10-K for the fiscal year ended December 26, 1997, is incorporated herein by reference.

      10.12  Amendment Agreement No. 1, dated as of June 1, 1997, to the Credit Agreement dated as of May 1, 1997, between the registrant and NationsBank filed as Exhibit 10.17 to the registrant's Form 10-K for the fiscal year ended December 26, 1997, is incorporated herein by reference.

      10.13  Interim Services Inc. 1998 Stock Incentive Plan, filed as Exhibit B to the registrant's Proxy Statement dated March 24, 1998, is incorporated herein by reference.

      10.14  Amendment Agreement No. 2, dated as of May 21, 1998, to the Credit Agreement, dated as of May 1, 1997, between the registrant and NationsBank, filed as Exhibit 10.15 to the registrant's Form 10-Q for the quarter ended June 26, 1998, is incorporated herein by reference.

      10.15  Amendment Agreement No. 3, dated as of May 21, 1998, to the Credit Agreement, dated as of May 1, 1997, between the registrant and NationsBank, filed as Exhibit 10.16 to the registrant's Form 10-Q for the quarter ended June 26, 1998, is incorporated herein by reference.

      10.16  Recommended Cash Offer dated November 8, 1998 by Interim Services Australia Pty Limited, a wholly-owned
               (indirect) subsidiary of Interim Services Inc. for Computer Power Group Limited is filed herewith as
               Exhibit 10.16.

      10.17  Amendment Agreement No. 4, dated as of October 8, 1998, to the Credit Agreement, dated as of May 1,
               1997, as amended, between the registrant and NationsBank, is filed herewith as Exhibit 10.17.

      10.18  Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert E.
               Livonius, is filed herewith as Exhibit 10.18.

      10.19  Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Roy G.
               Krause, is filed herewith as Exhibit 10.19.

      10.20  Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Gary Peck, is filed herewith as Exhibit 10.20.

      10.21  Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert
               Evans, is filed herewith as Exhibit 10.21.

      10.22  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and
               Raymond Marcy, is filed herewith as Exhibit 10.22.

      10.23  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and
               Robert E. Livonius, is filed herewith as Exhibit 10.23.

 EXHIBIT
  NUMBER                                                   EXHIBIT NAME
-----------  --------------------------------------------------------------------------------------------------------
      10.24  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Roy
               G. Krause, is filed herewith as Exhibit 10.24.

      10.25  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Gary
               Peck, is filed herewith as Exhibit 10.25.

      10.26  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and
               Robert Evans, is filed herewith as Exhibit 10.26.

      11.    See "Earnings Per Share" in the Notes to Consolidated Financial Statements included at page 50 herein.

      21.    Subsidiaries of Registrant is filed herewith as Exhibit 21.

      23.1   Consent of Deloitte & Touche LLP.

      27.    Financial Data Schedule.

(b) REPORTS ON FORM 8-K

    During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

(c) EXHIBITS FILED WITH THIS FORM

 EXHIBIT
  NUMBER                                                   EXHIBIT NAME
-----------  --------------------------------------------------------------------------------------------------------
       4.10  Amendment No. 3, dated as of January 20, 1998, to Rights Agreement dated as of March 17, 1994, between the registrant and ChaseMellon Shareholder Services L.L.C.

      10.3   Employment Agrement dated as of November 18, 1998, by and between Interim Services Inc. and Raymond
               Marcy.

      10.10  The Interim Services Inc. Outside Directors' Compensation Plan dated July 1, 1998.

      10.16  Recommended Cash Offer dated November 8, 1998 by Interim Services Australia Pty Limited, a wholly-owned
               (indirect) subsidiary of Interim Services Inc. for Computer Power Group Limited.

      10.17  Amendment Agreement No. 4, dated as of October 8, 1998, to the Credit Agreement, dated as of May 1,
               1997, as amended, between the registrant and NationsBank.

      10.18  Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert E.
               Livonius.

      10.19  Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Roy G.
               Krause.

      10.20  Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Gary Peck.

      10.21  Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert
               Evans.

      10.22  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and
               Raymond Marcy.

      10.23  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and
               Robert E. Livonius.

      10.24  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Roy
               G. Krause.

 EXHIBIT
  NUMBER                                                   EXHIBIT NAME
-----------  --------------------------------------------------------------------------------------------------------
      10.25  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Gary
               Peck.

      10.26  Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and
               Robert Evans.

      21.    Subsidiaries of Registrant.

      23.1   Consent of Deloitte & Touche LLP.

      27.    Financial Data Schedule.

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

                                INTERIM SERVICES INC.

March 12, 1999                  By               /s/ RAYMOND MARCY
                                     -----------------------------------------
                                                   Raymond Marcy,
                                      CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                      OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                         TITLE
------------------------------  ------------------------------

     /s/ STEVEN S. ELBAUM
------------------------------  Director
       Steven S. Elbaum

     /s/ WILLIAM F. EVANS
------------------------------  Director
       William F. Evans

    /s/ JEROME B. GROSSMAN
------------------------------  Director
      Jerome B. Grossman

     /s/ CINDA A. HALLMAN
------------------------------  Director
       Cinda A. Hallman

      /s/ RAYMOND MARCY
------------------------------  Director
        Raymond Marcy

     /s/ J. IAN MORRISON
------------------------------  Director
       J. Ian Morrison

    /s/ A. MICHAEL VICTORY
------------------------------  Director
      A. Michael Victory

                     (Signed as to each on March 12, 1999)

          SIGNATURE                         TITLE
------------------------------  ------------------------------

      /s/ RAYMOND MARCY         Chairman, President and Chief
------------------------------    Executive Officer (principal
        Raymond Marcy             executive officer)

                                Executive Vice President and
      /s/ ROY G. KRAUSE           Chief Financial Officer
------------------------------    (principal financial
        Roy G. Krause             officer)

      /s/ MARK W. SMITH         Vice President Finance
------------------------------    (principal accounting
        Mark W. Smith             officer)

                     (Signed as to each on March 12, 1999)

                             INTERIM SERVICES INC.
     SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (amounts in thousands)

                                                                           COLUMN C
                                                        COLUMN B          ADDITIONS                        COLUMN E
                                                      -----------  ------------------------               -----------
                      COLUMN A                        BALANCE AT   CHARGED TO   CHARGED TO    COLUMN D    BALANCE AT
----------------------------------------------------   BEGINNING    COSTS AND      OTHER     -----------    END OF
                    DESCRIPTION                        OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
----------------------------------------------------  -----------  -----------  -----------  -----------  -----------
YEAR ENDED DECEMBER 27, 1996

Allowance for doubtful accounts.....................   $  (2,176)   $  (2,445)   $      --    $   1,598    $  (3,023)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
Accumulated Amortization:
  Goodwill..........................................   $ (32,518)   $  (8,241)   $     (34)   $      15    $ (40,778)
  Tradenames........................................        (251)         (58)          --           --         (309)
  Other.............................................      (2,930)        (503)        (104)          --       (3,537)
                                                      -----------  -----------  -----------  -----------  -----------
                                                       $ (35,699)   $  (8,802)   $    (138)   $      15    $ (44,624)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
YEAR ENDED DECEMBER 26, 1997

Allowance for doubtful accounts.....................   $  (3,023)   $  (4,863)   $  (2,274)   $   4,931    $  (5,229)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
Accumulated Amortization:
  Goodwill..........................................   $ (40,778)   $ (14,193)   $    (117)   $  14,686    $ (40,402)
  Tradenames........................................        (309)      (3,877)         (67)         111       (4,142)
  Other.............................................      (3,537)        (422)          --        1,259       (2,700)
                                                      -----------  -----------  -----------  -----------  -----------
                                                       $ (44,624)   $ (18,492)   $    (184)   $  16,056    $ (47,244)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
YEAR ENDED DECEMBER 25, 1998

Allowance for doubtful accounts.....................   $  (5,229)   $  (6,946)   $    (363)   $   3,601    $  (8,937)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
Accumulated Amortization:
  Goodwill..........................................   $ (40,402)   $ (16,828)   $     (43)   $      12    $ (57,261)
  Tradenames........................................      (4,142)      (5,558)         (25)         204       (9,521)
  Other.............................................      (2,700)        (164)          --        2,312         (552)
                                                      -----------  -----------  -----------  -----------  -----------
                                                       $ (47,244)   $ (22,550)   $     (68)   $   2,528    $ (67,334)
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

                                                                      EXHIBIT 21
                                                                       ---------

                     SUBSIDIARIES OF INTERIM SERVICES INC.
                   ------------------------------------------

Following is a list of the direct and indirect subsidiaries of Interim Services Inc., a Delaware corporation. Certain inactive subsidiaries have been excluded from the list below as such subsidiaries, when considered in the aggregate as one subsidiary, would not constitute a "significant subsidiary." All active subsidiaries do business under their corporate name listed below, or close derivatives thereof, except where indicated otherwise:

Interim Accounting Personnel Inc........................................  Texas (1)*
Interim Career Services Inc.............................................  Delaware (1)*
Interim Financial Corporation...........................................  Delaware (1)
Interim Legal Services Inc..............................................  Florida (1)*
Interim Personnel Inc...................................................  Florida (1)*
Interim Real Estate Solutions Inc.......................................  Florida (1)
Interim Services (Europe) Inc...........................................  Delaware (1)
Interim Technology Inc. (n/k/a Interim U.S. Inc.).......................  Florida (1)
Interim Technology (UK) Limited.........................................  United Kingdom (1)
Michael Page International Inc..........................................  Delaware (1)
Rich Field Agency, Inc..................................................  Florida (1)
Saratoga Institute, Inc.................................................  California (1)
Spectrum Financial Corporation..........................................  Delaware (1)
Spectrum Insurance Company Ltd..........................................  Cayman Islands (1)
Michael Page International Pte Ltd......................................  Singapore (1)
HR Easy, Inc............................................................  North Carolina (1)
Interim Services Atlantic LLC...........................................  Delaware (2)
Interim Services Pacific LLC............................................  Delaware (2)
Interim Technology (Asia) Pte Ltd.......................................  Singapore (3)
Michael Page Group Plc..................................................  United Kingdom (4)
Interim UK Limited......................................................  United Kingdom (4)
Ago Uitzendbureau B.V...................................................  Netherlands (5)
Interim Services Australia Pty Limited..................................  Australia (5)
Interplan Uitzenbureau Voor Kantoorpersoneel B.V. d/b/a Interim
  Uitzenbureau..........................................................  Netherlands (5)
Interplan Uitzenbureau Voor Technisch & Industriel Personeel B.V. d/b/a
  Interim Uitzenbureau..................................................  Netherlands (5)
Interim Detachering B.V. (f/k/a Allround Data B.V. d/b/a Interim
  Uitzenbureau).........................................................  Netherlands (5)
Interim Industrie B.V. (f/k/a Allround Industrie B.V. d/b/a Interim
  Uitzenbureau).........................................................  Netherlands (5)
Interim Registratie B.V. (f/k/a Allround Registratie B.V. d/b/a Interim
  Uitzenbureau).........................................................  Netherlands (5)
Interim Services Netherlands B.V. (f/k/a Allround Uitzenburo B.V. d/b/a
  Interim Uitzenbureau).................................................  Netherlands (5)
Ouranos Informatica Groep B.V...........................................  Netherlands (5)
Michael Page Recruitment Group Ltd......................................  United Kingdom (6)

Plusbox Limited.........................................................  United Kingdom (6)
Michael Page Holdings Ltd...............................................  United Kingdom (7)
Accountancy Additions Ltd...............................................  United Kingdom (8)
Accountancy Additions (North) Ltd.......................................  United Kingdom (8)
Michael Page UK Ltd.....................................................  United Kingdom (8)
Michael Page Ltd........................................................  United Kingdom (9)
Sales Recruitment Specialist Ltd........................................  United Kingdom (9)
Questor International Ltd...............................................  United Kingdom (9)
Michael Page International (Italia) SRL.................................  Italy (10)
Michael Page (Espana) SA................................................  Spain (10)
Michael Page International (France) SA..................................  France (10)
Page Interim SA.........................................................  Spain (10)
Michael Page International (Australia) Pty Ltd..........................  Australia (10)
Michael Page International (Deutschland) GmbH...........................  Germany (10)
Michael Page International (Hong Kong) Ltd..............................  Hong Kong (10)
Michael Page International (Nederland) B.V..............................  Netherlands (10)
Michael Page International (New Zealand) Ltd............................  New Zealand (10)
Page Interim SA.........................................................  France (11)
Page Interim (Banking) EURL.............................................  France (12)
Page Interim (East) EURL................................................  France (12)
Page Interim (South) EURL...............................................  France (12)
Page Interim (West) EURL................................................  France (12)
Business Interim EURL...................................................  France (12)
Compagnie Du Recrutor EURL..............................................  France (13)
Societe Des Nouveaux Recruteurs EURL....................................  France (13)
Michael Page Advertising SA.............................................  France (13)
Michael Page Services EURL..............................................  France (13)
Les Recrutuers Renunis EURL.............................................  France (13)
Michael Page Informatique EURL..........................................  France (13)
Crone Corkill Group PLC.................................................  United Kingdom (14)
C.C. Agency Services Limited............................................  United Kingdom (15)
Crone Corkill Limited...................................................  United Kingdom (15)
Interim Office Professionals Limited (f/k/a Hobstones Limited)..........  United Kingdom (15)
Interim Technology Limited (f/k/a Westwood Young Limited)...............  United Kingdom (15)
Interim On-Premise (UK) Ltd.............................................  United Kingdom (15)
ONS Nederlanse Software Bedrijf (ONS) B.V...............................  Netherlands (16)
Maintain Software Management B.V........................................  Netherlands (17)
Pontos Project Managemens B.V...........................................  Netherlands (18)
Q&B Serving the Client B.V..............................................  Netherlands (18)
Ouranos Enterprises to be B.V...........................................  Netherlands (18)
Kronos Software Engineering B.V.........................................  Netherlands (19)
Novos Joined IT Generations B.V.........................................  Netherlands (20)
Novos Noord Nederland B.V...............................................  Netherlands (21)
Screenup Client Engineering B.V.........................................  Netherlands (22)

Maintain Operational Services B.V.......................................  Netherlands (23)
Computer Power Group Limited............................................  Australia (24)
Computer Power Pty Ltd..................................................  Australia (25)
Computer People Pty Ltd.................................................  Australia (25)
Computer Power Education Pty Ltd........................................  Australia (25)
Equus People Pty Ltd....................................................  Australia (25)
Emppay Pty Ltd..........................................................  Australia (25)
CP Software Export Pty Ltd..............................................  Australia (25)
Parity People Pty Ltd...................................................  Australia (25)
Edilina Pty Ltd.........................................................  Australia (25)
Computer Power Group (S) Pte Ltd........................................  Singapore (25)
MTE Management Technology Education Pty Ltd.............................  Australia (26)
Computer Power Education Pty Ltd........................................  New Zealand (26)
MTE Management Technology Education Pty Ltd.............................  New Zealand (26)
Parity People Pty Ltd...................................................  New Zealand (27)
CP International Limited................................................  Hong Kong (28)
Computer Power Educational Services Limited.............................  Hong Kong (28)
DP Recruitment Services (S) Pte Ltd.....................................  Singapore (28)
CPG Computer Power Group (M) SDN BHD....................................  Malaysia (28)
Interim Services Worldwide Holding B.V..................................  Netherlands (29)

------------------------

* Merged with and into Interim Technology Inc., n/k/a Interim U.S. Inc., a Florida corporation, effective as of 12:01 a.m. on December 26, 1998.

NOTES TO SUBSIDIARIES OF INTERIM SERVICES INC.:

 1. Subsidiary of Interim Services Inc.

 2. Sole member is Interim Technology Inc., n/k/a Interim U.S. Inc.

 3. Subsidiary of Interim Technology Inc., n/k/a Interim U.S. Inc. (50%) and third party (50%)

 4. Subsidiary of Interim Services (Europe) Inc.

 5. Subsidiary of Interim Services Worldwide Holding B.V.

 6. Subsidiary of Michael Page Group Plc

 7. Subsidiary of Michael Page Recruitment Group Ltd.

 8. Subsidiary of Michael Page Partnership Ltd. (an inactive subsidiary)

 9. Subsidiary of Michael Page (UK) Ltd.

 10. Subsidiary of Michael Page International Holdings Ltd.

 11. Subsidiary of LPM Professional Recruitment Ltd. (an inactive subsidiary)

 12. Subsidiary of Page Interim SA (France)

 13. Subsidiary of Michael Page International (France) SA

 14. Subsidiary of Plusbox Limited

 15. Subsidiary of Crone Corkill Group PLC

 16. Subsidiary of Ouranos Informatica Groep B.V. (25%) and third parties (75%)

 17. Subsidiary of Ouranos Informatica Groep B.V. (70.5%) and Interim Services Worldwide Holding B.V. (29.5%)

 18. Subsidiary of Ouranos Informatica Groep B.V.

 19. Subsidiary of Ouranos Informatica Groep B.V. (100% A Shares, 100% B Shares, 60% C Shares) and Interim Services Worldwide Holding B.V. (40% C Shares)

 20. Subsidiary of Ouranos Informatica Groep B.V. (60%) and Interim Services Worldwide Holding B.V. (40%)

 21. Subsidiary of Novos Joined IT Generations B.V. (80%) and Interim Services Worldwide Holding B.V. (20%)

 22. Subsidiary of Ouranos Informatica Groep B.V. (65%) and Interim Services Worldwide Holding B.V. (35%)

 23. Subsidiary of Maintain Software Management B.V.

 24. Subsidiary of Interim Services Australia Pty Limited

 25. Subsidiary of Computer Power Group Limited

 26. Subsidiary of Computer Power Education Pty Ltd

 27. Subsidiary of Parity People Pty Ltd (Australia)

 28. Subsidiary of Computer Power Group (S) Pte Ltd

 29. Subsidiary of Atrium (NL-A) Inc., f/k/a Interim Temporary Personnel Inc. (an active subsidiary)