Form 10-Q
period 1999-03-26
INTERIM SERVICES INC
filed 1999-05-10
CIK 914536

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 1999

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

                                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                         ON WHICH REGISTERED
    COMMON STOCK -- $.01 PAR VALUE                  New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on April 23, 1999 was 44,237,762.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I    Financial Information

          Item 1.  Financial Statements                                   PAGE
                                                                          ----

          Consolidated Statements of Earnings
              Three Months Ended March 26, 1999 and March 27, 1998......     1

          Consolidated Balance Sheets
              March 26, 1999 and December 25, 1998......................     2

          Consolidated Statements of Cash Flows
              Three Months Ended March 26, 1999 and March 27, 1998......     3

          Notes to Consolidated Financial Statements....................     4

          Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................     7

          Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk...............................................    11


PART II   Other Information

          Item 4.  Matters Submitted to a Vote of Security Holders .....    12

          Item 6.  Exhibits and Reports on Form 8-K.....................    13

          Signatures ...................................................    14

         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INTERIM SERVICES INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                     MARCH 26, 1999   MARCH 27, 1998
                                                     --------------   --------------
Revenues...........................................     $566,031         $416,191
Cost of services...................................      377,686          276,673
                                                        --------         --------
Gross profit.......................................      188,345          139,518
                                                        --------         --------
Selling, general and administrative expenses.......      135,577           95,977
Licensee commissions...............................       11,714           11,607
Amortization of intangibles........................        6,874            5,321
Interest expense...................................        6,590            8,055
Interest income....................................         (774)            (355)
                                                        --------         --------
                                                         159,981          120,605
                                                        --------         --------
  Earnings before income taxes.....................       28,364           18,913
Income taxes.......................................       12,480            8,360
                                                        --------         --------
Net earnings.......................................     $ 15,884         $ 10,553
                                                        --------         --------
                                                        --------         --------

Basic earnings per share...........................     $   0.34         $   0.26
                                                        --------         --------
                                                        --------         --------

Diluted earnings per share.........................     $   0.33         $   0.26
                                                        --------         --------
                                                        --------         --------

Basic weighted average shares outstanding..........       47,386           39,886
                                                        --------         --------
                                                        --------         --------
Diluted weighted average shares outstanding........       53,318           40,828
                                                        --------         --------
                                                        --------         --------

                 See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.
                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   (UNAUDITED)
                                                                  MARCH 26, 1999   DECEMBER 25, 1998
                                                                  --------------   -----------------
                          ASSETS

Current Assets:
  Cash and cash equivalents....................................      $   39,956       $  153,314
  Receivables, less allowance for doubtful accounts of
    $8,991 and $8,937..........................................         357,927          327,296
  Insurance deposits...........................................          18,231           22,140
  Other current assets.........................................          43,530           42,024
                                                                     ----------       ----------
      Total current assets..................................            459,644          544,774
  Goodwill, net................................................         719,979          705,837
  Tradenames and other intangibles, net........................         205,723          213,357
  Property and equipment, net..................................          94,050           90,622
  Other assets.................................................          58,056           58,854
                                                                     ----------       ----------
                                                                     $1,537,452       $1,613,444
                                                                     ----------       ----------
                                                                     ----------       ----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt............................      $   24,882       $   21,943
  Due to Computer Power shareholders...........................               -          111,008
  Accounts payable and other accrued expenses..................         110,683          101,469
  Accrued salaries, wages and payroll taxes....................         124,068          125,890
  Accrued self-insurance losses................................          33,592           34,947
  Accrued income taxes.........................................          32,845           23,232
                                                                     ----------       ----------
      Total current liabilities................................         326,070          418,489
Long-term debt.................................................         441,455          426,856
Other long-term liabilities....................................          31,090           30,159

Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized
    2,500,000 shares; none issued or outstanding...............               -                -
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; issued 47,427,492 and 47,335,654.......             474              473
  Treasury stock, at cost, 159,200 shares .....................          (2,916)               -
  Additional paid-in capital...................................         469,440          468,032
  Retained earnings............................................         278,149          262,265
  Accumulated other comprehensive income.......................          (6,310)           7,170
                                                                     ----------       ----------
      Total stockholders' equity...............................         738,837          737,940
                                                                     ----------       ----------
                                                                     $1,537,452       $1,613,444
                                                                     ----------       ----------
                                                                     ----------       ----------

                 See notes to Consolidated Financial Statements.

                             INTERIM SERVICES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                 MARCH 26, 1999   MARCH 27, 1998
                                                                 --------------   --------------
Cash Flows from Operating Activities:
  Net earnings................................................      $  15,884        $ 10,553
  Adjustments to reconcile net earnings to net cash from
    operating activities:
      Depreciation and amortization...........................         13,104           9,818
      Deferred income tax (benefit) expense...................           (407)            290
      Changes in assets and liabilities, net of effects
        of acquisitions:
          Receivables.........................................        (28,471)        (14,837)
          Other assets........................................          4,486            (586)
          Accounts payable and accrued liabilities............         12,825          (4,275)
          Other...............................................            203            (175)
                                                                    ---------        ---------
            Net Cash Provided by  Operating Activities........         17,624             788
                                                                    ---------        ---------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired..........................       (139,409)        (60,091)
  Capital expenditures........................................         (9,780)         (6,905)
                                                                    ---------        ---------
            Net Cash Used in Investing Activities.............       (149,189)        (66,996)
                                                                    ---------        ---------
Cash Flows from Financing Activities:
  Debt proceeds...............................................         24,546          73,199
  Debt repayments.............................................         (1,178)              -
  Purchase of treasury stock..................................         (2,916)              -
  Other, net..................................................         (2,245)          2,018
                                                                    ---------        ---------
            Net Cash Provided by Financing Activities.........         18,207          75,217
                                                                    ---------        ---------
  (Decrease)/increase in cash and cash equivalents............       (113,358)          9,009
  Cash and cash equivalents, beginning of period..............        153,314          15,570
                                                                    ---------        ---------
  Cash and cash equivalents, end of period....................      $  39,956        $ 24,579
                                                                    ---------        ---------
                                                                    ---------        ---------

                 See notes to Consolidated Financial Statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The consolidated financial statements of Interim Services Inc. and subsidiaries (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the Company's financial statements and notes thereto for each of the fiscal years in the three year period ended December 25, 1998 included in the Company's Annual Report on Form 10-K.

         The consolidated financial statements for the three months ended March 26, 1999 and March 27, 1998 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Results for the three months ended March 26, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

2.       Comprehensive Income

         Comprehensive income, which totaled $2.4 million and $12.0 million for the three months ended March 26, 1999 and March 27, 1998, respectively, is comprised of net earnings of $15.9 million and $10.6 million, respectively, and foreign currency translation adjustments of ($13.5 million) and $1.4 million, respectively.

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

         The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net earnings.

                                                             THREE MONTHS ENDED
                                        (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        -------------------------------------------------------------
                                                   MARCH 26, 1999              MARCH 27, 1998
                                        -----------------------------   -----------------------------
                                          NET               PER-SHARE      NET              PER-SHARE
                                        EARNINGS   SHARES     AMOUNT    EARNINGS   SHARES     AMOUNT
                                        --------   ------   ---------   --------   ------   ---------

     Basic EPS......................    $15,884    47,386    $0.34      $10,553    39,886     $0.26
                                                             -----                            -----
                                                             -----                            -----

     Effect of Dilutive Securities:
       Stock options................          -       384                     -       942
       Convertible subordinated
         notes......................      1,519     5,548                     -         -
                                        -------    ------               -------    ------
     Diluted EPS....................    $17,403    53,318    $0.33      $10,553    40,828     $0.26
                                        -------    ------    -----      -------    ------     -----
                                        -------    ------    -----      -------    ------     -----

4.       Segment Information

         In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

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

         Information on operating segments and a reconciliation to earnings before income taxes for the three months ended March 26, 1999 and March 27, 1998 are as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                    MARCH 26, 1999   MARCH 27, 1998
                                                    --------------   --------------

         REVENUES:
           North America.........................      $366,530         $316,151
           Europe................................       141,356           89,112
           Australia/Asia........................        58,145           10,928
                                                       --------         --------
                                                       $566,031         $416,191
                                                       --------         --------
                                                       --------         --------

         GROSS PROFIT:
           North America.........................      $106,660         $ 92,184
           Europe................................        63,654           42,307
           Australia/Asia........................        18,031            5,027
                                                       --------         --------
                                                       $188,345         $139,518
                                                       --------         --------
                                                       --------         --------

         SEGMENT CONTRIBUTION:
           North America.........................      $ 27,898         $ 25,970
           Europe................................        18,081           12,555
           Australia/Asia........................         2,921              794
                                                       --------         --------
                                                         48,900           39,319

           Central costs.........................        14,720           12,706
           Interest, net.........................         5,816            7,700
                                                       --------         --------
           Earnings before income taxes..........      $ 28,364         $ 18,913
                                                       --------         --------
                                                       --------         --------


5.       Acquisitions

         During the quarter ended March 26, 1999, the Company completed acquisitions for total cash consideration of approximately $28 million and made the final payment associated with the 1998 acquisition of Computer Power Group Limited ("Computer Power") in the amount of approximately $111 million.

6.       Norrell Merger

         On March 24, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Norrell Corporation ("Norrell"). The Merger Agreement provides for the merger of Norrell with and into a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the shareholders of Norrell will receive 0.9 share of Interim common stock for each Norrell share. Norrell shareholders may elect to receive cash in lieu of stock subject to certain limitations. Interim stock will constitute a maximum of 90 percent of the total consideration paid in the transaction with cash paid for the remainder. The transaction is valued at approximately $575 million based on recent market values of Interim common stock and including the assumption by the Company of Norrell's outstanding debt. The transaction will be accounted for as a purchase and is expected to conclude during the third quarter of 1999 and is subject to the approval of the shareholders of both Interim and Norrell.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION

         Interim is a leader in identifying, assessing, deploying and measuring talent for a wide variety of businesses. The Company is organized into three operating segments, North America, Europe and Australia/Asia. In each of its operating segments, Interim provides four services. The Company's four services are: (1) consulting -- including outplacement, executive coaching and information technology ("IT") consulting; (2) managed services -- such as temporary and permanent workforce management, which includes Interim On-Premise, functional outsourcing and vendor management; (3) search/recruitment -- such as temporary to permanent assignments, contingency recruiting and executive retained search; and (4) flexible staffing -- temporary personnel from administrative personnel to executives.

         RESULTS OF OPERATIONS

         The following table sets forth revenues and gross profit by service for the periods indicated (in thousands):

                                                    THREE MONTHS ENDED
                                   ----------------------------------------------------
                                                      % OF                        % OF
                                   MARCH 26, 1999    TOTAL     MARCH 27, 1998    TOTAL
                                   --------------    ------    --------------    ------

         REVENUES:
           Consulting...........      $106,645        18.8%       $ 59,653        14.3%
           Managed Services.....        86,906        15.4%         71,635        17.2%
           Search/Recruitment...        74,106        13.1%         57,359        13.8%
           Flexible Staffing....       298,374        52.7%        227,544        54.7%
                                      --------       ------       --------       ------
                                      $566,031       100.0%       $416,191       100.0%
                                      --------       ------       --------       ------
                                      --------       ------       --------       ------


                                                      % OF                        % OF
                                                    REVENUES                    REVENUES
                                                    --------                    --------

         GROSS PROFIT:
           Consulting...........      $ 44,085        41.3%       $ 21,881        36.7%
           Managed Services.....        17,221        19.8%         14,653        20.5%
           Search/Recruitment...        57,581        77.7%         43,808        76.4%
           Flexible Staffing....        69,458        23.3%         59,176        26.0%
                                      --------       ------       --------       ------
                                      $188,345        33.3%       $139,518        33.5%
                                      --------       ------       --------       ------
                                      --------       ------       --------       ------


         THREE MONTHS ENDED MARCH 26, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 27, 1998

         REVENUES. Revenues for the three months ended March 26, 1999 increased 36.0% to $566.0 million from $416.2 million in the prior year. Consulting revenues increased 78.8% reflecting the fourth quarter 1998 acquisitions of Computer Power Group Limited ("Computer Power") in Australia and Ouranos Informatica Groep B.V. ("Ouranos") in The Netherlands, both of which provide IT consulting, as well as strong organic growth in IT consulting, outplacement and executive coaching. Managed services revenues increased 21.3% reflecting the continued expansion of the Interim On-Premise program and an increase in technology help-desk services. Search/recruitment revenues increased 29.2% due to strong organic growth primarily in European finance and accounting recruitment. Flexible staffing revenues increased 31.1% reflecting the acquisitions of Crone Corkill Group PLC ("Crone Corkill") in the United Kingdom in March 1998, AGO Uitzendbureau ("AGO") in The Netherlands in July 1998 and Computer Power in December 1998; and continued strong organic growth in European and Australian/Asian finance and accounting flexible staffing. North American administrative and light industrial flexible staffing also contributed to flexible staffing growth in the first quarter.

         GROSS PROFIT. Gross profit for the three months ended March 26, 1999 increased 35.0% to $188.3 million from $139.5 million in the prior year. Gross profit margin was 33.3% compared with 33.5% in the prior year. Margins were lower principally due to the inclusion in the first quarter of 1999 of Computer Power's flexible staffing and pricing pressures associated with business expansion at existing On-Premise clients.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 41.3% to $135.6 million from $96.0 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 24.0% compared with 23.1% a year ago due partially to the increase in consulting as a percentage of total revenues in 1999 as a result of acquisitions made subsequent to the first quarter of 1998. These higher gross margin businesses have higher operating expenses than flexible staffing and managed services. Higher selling, general and administrative expenses as a percentage of revenues are also due to the deployment of new technology including a new front-office system within North American flexible staffing offices and the consolidation of North American back office operations.

         LICENSEE COMMISSIONS. Licensee commissions increased slightly to $11.7 million from $11.6 million in the prior year period.

         AMORTIZATION OF INTANGIBLES. Amortization expense increased 29.2% to $6.9 million from $5.3 million in the prior year period reflecting the increase in intangible assets arising from acquisitions.

         INTEREST EXPENSE. Interest expense decreased 18.2% to $6.6 million from $8.1 million last year. This decrease primarily resulted from the repayment of a portion of the Company's existing credit facilities at lower rates in May 1998 from the issuance of $207 million, 4 1/2% convertible subordinated notes. The Company had average borrowings outstanding during 1999 of $454.6 million at an average rate of interest, including the effects of interest rate swaps, of 5.7% compared with $444.4 million outstanding during 1998 at an average rate of interest of 7.2%.

         INTEREST INCOME. Interest income increased to $0.8 million from $0.4 million last year, primarily due to the investment of proceeds from the Company's common stock and notes offerings in May 1998 prior to the payments for the acquisition of Computer Power and other acquisitions during the first quarter of 1999.

         INCOME TAXES. The effective tax rate for the first quarter of 1999 was 44.0% compared with 44.2% in 1998.

         NET EARNINGS. Net earnings increased 50.5% to $15.9 million ($0.33 per diluted share) from $10.6 million ($0.26 per diluted share) in the prior year period. This represents a 26.9% increase in per share net earnings. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased to 53.3 million from 40.8 million in the prior year, primarily due to the issuance of 7.0 million shares of common stock and $207.0 million of convertible subordinated debt in the second quarter of 1998.

         OPERATING SEGMENTS

         Interim currently operates in three operating segments: North America, Europe and Australia/Asia.

         Information on operating segments and a reconciliation to earnings before income taxes for the three months ended March 26, 1999 and March 27, 1998 are as follows (in thousands):

                                                    THREE MONTHS ENDED
                                   ----------------------------------------------------
                                        MARCH 26, 1999              MARCH 27, 1998
                                   -------------------------   ------------------------
                                                      % OF                        % OF
                                                     TOTAL                        TOTAL
                                                     ------                      ------

         REVENUES:
           North America........      $366,530        64.8%       $316,151        76.0%
           Europe...............       141,356        25.0%         89,112        21.4%
           Australia/Asia.......        58,145        10.2%         10,928         2.6%
                                      --------       ------       --------       ------
                                      $566,031       100.0%       $416,191       100.0%
                                      --------       ------       --------       ------
                                      --------       ------       --------       ------


                                                      % OF                        % OF
                                                    REVENUES                    REVENUES
                                                    --------                    --------

         GROSS PROFIT:
           North America........      $106,660        29.1%       $ 92,184        29.2%
           Europe...............        63,654        45.0%         42,307        47.5%
           Australia/Asia.......        18,031        31.0%          5,027        46.0%
                                      --------       ------       --------       ------
                                      $188,345        33.3%       $139,518        33.5%
                                      --------       ------       --------       ------
                                      --------       ------       --------       ------


                                                      % OF                        % OF
                                                    REVENUES                    REVENUES
                                                    --------                    --------

         SEGMENT CONTRIBUTION:

           North America........      $ 27,898         7.6%       $ 25,970         8.2%
           Europe...............        18,081        12.8%         12,555        14.1%
           Australia/Asia.......         2,921         5.0%            794         7.3%
                                      --------       ------       --------       ------
                                        48,900         8.6%         39,319         9.5%
                                                     ------                      ------
                                                     ------                      ------
           Central costs........        14,720                      12,706
           Interest, net........         5,816                       7,700
                                      --------                    --------
           Earnings before
             income taxes.......      $ 28,364                    $ 18,913
                                      --------                    --------
                                      --------                    --------

         NORTH AMERICA. North American revenues, which represented 64.8% of total revenues for the three months ended March 26, 1999, increased 15.9% to $366.5 million from $316.2 million. Gross profit for the three months ended March 26, 1999 in North America increased 15.7% over the prior year period and the gross profit margin was about the same as in the prior year period. Segment contribution (income before central costs, interest and income taxes) increased 7.4% over the prior year period. Higher revenues for the three months ended March 26, 1999, compared with the prior year period resulted from strong organic growth rates in most service offerings with particularly strong growth in IT related consulting and flexible staffing, outplacement and executive coaching and the expansion of Interim On-Premise. Segment contribution rates decreased in 1999 compared with 1998 due to the deployment of new technology including a new front-office system within North American flexible staffing offices and the consolidation of the North American back office operations.

         EUROPE. European revenues, which represented 25.0% of total revenues for the three months ended March 26, 1999, increased 58.6% to $141.4 million from $89.1 million in the prior year. Gross profit in Europe increased 50.5% over the prior year and the gross profit margin decreased to 45.0% from 47.5% in the prior year. Segment contribution increased 44.0% over the prior year period. Factors contributing to the increase in revenues, gross profit and segment contribution include the acquisitions of Crone Corkill in March 1998, AGO in July 1998 and Ouranos in November 1998 combined with continued organic growth in finance and accounting flexible staffing and search/recruitment and IT consulting. The decrease in European gross profit margin is primarily due to increased flexible staffing revenues as a percentage of total revenues. Flexible staffing gross profit margins are lower than search/recruitment margins. The decline in gross profit margin was partially offset by an increase in IT related consulting revenues. The decrease in segment contribution as a percentage of revenues from 14.1% in 1998 to 12.8% in 1999 resulted primarily from the lower gross profit margin and higher selling, general and administrative expenses as a percentage of revenues due to IT consulting acquisitions made subsequent to the first quarter of 1998.

         AUSTRALIA/ASIA. Australian/Asian revenue, which represented 10.2% of total revenues for the three months ended March 26, 1999, increased significantly to $58.1 million from $10.9 million due primarily to the acquisition of Computer Power. Gross profit increased to $18.0 million from $5.0 million and segment contribution increased to $2.9 million from $0.8 million in the prior year for the same reasons. The decrease in Australian/Asian gross profit margin from 46.0% to 31.0% is due to the addition of a significant amount of flexible staffing revenue with the acquisition of Computer Power at the end of 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW

         Cash provided by operating activities for the three months ended March 26, 1999 was $17.6 million compared with $0.8 million in the prior year. Higher operating cash flows resulted from increased earnings, higher amortization and depreciation; combined with less cash used by changes in working capital items. Changes in working capital items used cash of $11.0 million this year compared with cash used of $19.9 million last year. Less cash used for working capital items in 1999 resulted from an increase in accruals for foreign taxes, higher interest accruals due to timing of interest payments, a reduction in insurance deposits due to claims payments partially offset by an increase in accounts receivable due primarily to higher sales and days sales outstanding.

         Investing activities used $149.2 million for the three months ended March 26, 1999 primarily due to the remaining payments on the December 1998 acquisition of Computer Power as well as first quarter 1999 acquisitions in the areas of European and North American flexible staffing. Investing activities also included $9.8 million of capital expenditures primarily for new computer hardware and software to continue to upgrade and expand the Company's information technology capabilities and new office related expenditures.

         Cash provided by financing activities was $18.2 million for the three months ended March 26, 1999 and primarily reflects $23.0 million of U.S. borrowings under the Company's primary revolving credit facility.

         During the second quarter of 1999, the Company repurchased approximately 3 million shares of common stock under a previously announced program to repurchase up to 3.3 million shares of its stock.

         YEAR 2000 COMPLIANCE

         As discussed in the Company's 1998 Annual Report on Form 10-K, the Company determined it will be required to upgrade certain application systems to ensure operability after the year 1999. To ensure that the Company's computer systems are Year 2000 compliant, the Company continues to utilize internal and external resources for testing and project management of the Year 2000 modifications ("Year 2000 project" or "project"). The Company anticipates completion of the Year 2000 project in mid 1999, which is based upon expected vendor upgrades to compliant versions of software.

         The Company has implemented a five-step process to address Year 2000 issues, consisting of awareness, assessment, renovation, validation and implementation. This uniform process is being used across the entire Company, including new acquisitions, to ensure consistent results throughout the project. A majority of the Company's applications are either implemented or in the late phases of implementation, although some of the Company's applications are still in the validation stage. The most critical business system, the Company's largest payroll and billing system, has been validated and implemented and greater than 95% of all critical systems in the U.S. are year 2000 ready.

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

         The Company estimates that the total cost of the project will be approximately $750,000, which includes both personnel costs related to project management, programming and hardware and software upgrades. Of this total, approximately $535,000 has been incurred as of March 26, 1999. The cost of the project and the estimated completion dates are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate. Based upon progress to date, the Company believes that it is unlikely that the foregoing factors will cause actual results to differ significantly from those estimated. However, for those systems in the pre-implementation phases, no assurance can be given that those systems will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition. If certain systems or systems of other companies on which the Company relies fail to be converted timely, the Company will develop a contingency plan in the third quarter of 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 26, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on the Company's financial condition.

         The Company's outstanding debt under the revolving Credit Facility and other borrowings, excluding the convertible subordinated notes, at March 26, 1999 were $259.3 million. Interest rates on these borrowings are based on LIBOR plus a variable margin. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $2.6 million on an annual basis not considering the offset of the interest rate swap discussed below.

         The Company utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. The Company had a variable to variable interest rate swap agreement outstanding as of March 26, 1999 with the notional amount of $121.8 million which effectively converts interest from a British Pound LIBOR basis to a broader index and caps the Company's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The cost to terminate this interest rate swap as of March 26, 1999 was $3.6 million.

         In May 1998, the Company issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of the Company's fixed rate convertible subordinated debt as of March 26, 1999 was $158.7 million compared with the related carrying value of $207.0 million.

         The purpose of the Company's foreign exchange hedging activities is to mitigate the impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans, firm committed transactions and dividends related to foreign subsidiaries. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. The Company does not enter into forward contracts for trading purposes. At March 26, 1999 the Company had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $59.6 million. The cost to terminate foreign currency forward contracts as of December 25, 1998 was $0.7 million.

         FORWARD-LOOKING STATEMENTS

         Part I, Items 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and 3 (Quantitative and Qualitative Disclosures about Market Risk) of this Quarterly Report on Form 10-Q may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions, litigation, Year 2000 systems issues and quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company's beliefs or expectations are the following: industry trends and trends in the general economy; competitive factors in the markets in which the Company operates; changes in regulatory requirements which are applicable to the Company's business; and other factors referenced herein or from time to time in the Company's Securities and Exchange Commission reports.

         PART II - OTHER INFORMATION

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the security holders for a vote during the period covered by this report.

ITEM 6.  - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Required by Item 601 of Regulation S-K

         Exhibit
          Number                         Exhibit Name
         -------                         ------------

            2.1 Agreement and Plan of Merger dated as of March 24, 1999, by and among Interim Services Inc., Interim Merger
                   Corporation and Norrell Corporation filed as Exhibit 2.1 to the registrant's Form 8-K, dated March 24, 1999, is incorporated herein by reference.

           27.     Financial Data Schedule is filed herewith.

           99.1    Irrevocable Proxy and Merger Consideration Election
                   Agreement dated March 24, 1999, filed as Exhibit 99.2 to the registrant's Form 8-K, dated March 24, 1999, is incorporated herein by reference.

(b) On March 30, 1999, the Company filed a Report on Form 8-K dated March 24, 1999 pertaining to the proposed merger with Norrell Corporation.

(c)      Exhibits Filed With This Form

         Exhibit
          Number   Exhibit Name
         -------   ------------
           27.                      Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               INTERIM SERVICES INC.
                                                    (Registrant)



DATE - May 10, 1999                     BY    /s/ Roy G. Krause
                                            ----------------------------------
                                                   Roy G. Krause
                                               Executive Vice President
                                             and Chief Financial Officer
                                            (principal financial officer)



DATE - May 10, 1999                     BY    /s/ Mark W. Smith
                                            ----------------------------------
                                                    Mark W. Smith
                                               Vice President, Finance
                                            (principal accounting officer)