Form 10-Q
period 1999-06-25
INTERIM SERVICES INC
filed 1999-08-09
CIK 914536

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 1999

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

                                                   NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                             ON WHICH REGISTERED
COMMON STOCK-$.01 PAR VALUE                       New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

         Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on July 23, 1999 was 65,430,000.

                                 TABLE OF CONTENTS


PART I    Financial Information
                                                                        Page
                                                                        ----
           Item 1. Financial Statements

           Consolidated Statements of Earnings
              Three Months Ended June 25, 1999 and June 26, 1998;
              Six Months Ended June 25, 1999 and June 26, 1998 .........  1

           Consolidated Balance Sheets
              June 25, 1999 and December 25, 1998 ......................  2

           Consolidated Statements of Cash Flows
              Six Months Ended June 25, 1999 and June 26, 1998 .........  3

           Notes to Consolidated Financial Statements ..................  4

           Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................  7


           Item 3. Quantitative and Qualitative Disclosures About
              Market Risk .............................................. 13


PART II    Other Information

           Item 4. Matters Submitted to a Vote of Security Holders...... 14

           Item 5. Unaudited Pro Forma Condensed Consolidated
                   Balance Sheet Unaudited Pro Forma Condensed
                   Consolidated Statement of Earnings and Notes Thereto. 15

           Item 6. Exhibits and Reports on Form 8-K..................... 19

           Signatures .................................................. 20

             PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                                 INTERIM SERVICES INC.
                             CONSOLIDATED STATEMENTS OF EARNINGS
                 (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          ------------------                    ----------------
                                                   JUNE 25, 1999      JUNE 26, 1998     JUNE 25, 1999      JUNE 26, 1998
                                                   -------------      -------------     -------------      -------------
Revenues..........................................    $   607,075       $    461,622       $ 1,173,106      $    877,813
Cost of services..................................        406,464            303,601           784,150           580,274
                                                      -----------       ------------       -----------      -------------

Gross profit......................................        200,611            158,021           388,956           297,539
                                                      -----------       ------------       -----------      -------------

Selling, general and administrative expenses......        140,297            108,515           275,874           204,492
Licensee commissions..............................         13,515             12,745            25,229            24,352
Amortization of intangibles.......................          6,876              5,562            13,750            10,883
Interest expense..................................          6,896              7,745            13,486            15,800
Interest income...................................           (628)              (893)           (1,402)           (1,248)
                                                      -----------       ------------       -----------      -------------
                                                          166,956            133,674           326,937            254,279
                                                      -----------       ------------       -----------      -------------
  Earnings before income taxes and
    extraordinary item............................         33,655             24,347            62,019             43,260
Income taxes......................................         14,816             10,761            27,296             19,121
                                                      -----------       ------------       -----------      -------------
  Earnings before extraordinary item..............         18,839             13,586            34,723             24,139
Extraordinary item - early extinguishment of
  debt, net of income taxes.......................             --              2,773                --              2,773
                                                      -----------       ------------       -----------      -------------
  Net earnings....................................    $    18,839       $     10,813       $    34,723      $      21,366
                                                      -----------       ------------       -----------      -------------
                                                      -----------       ------------       -----------      -------------
Basic earnings per share:
Earnings before extraordinary item ...............    $      0.42       $       0.32       $      0.75      $        0.59
Extraordinary item................................             --              (0.07)               --              (0.07)
                                                      -----------       ------------       -----------      -------------
Net earnings......................................    $      0.42       $       0.25       $      0.75      $        0.52
                                                      -----------       ------------       -----------      -------------
                                                      -----------       ------------       -----------      -------------

Diluted earnings per share:
Earnings before extraordinary item................    $      0.40       $       0.31       $      0.73      $        0.57
Extraordinary item................................             --              (0.06)               --              (0.06)
                                                      -----------       ------------       -----------      -------------
Net earnings......................................    $      0.40       $       0.25       $      0.73      $        0.51
                                                      -----------       ------------       -----------      -------------
                                                      -----------       ------------       -----------      -------------
Basic weighted average shares outstanding.........         44,831             42,488            46,108             41,187
                                                      -----------       ------------       -----------      -------------
                                                      -----------       ------------       -----------      -------------
Diluted weighted average shares outstanding                50,636             45,402            51,977             43,115
                                                      -----------       ------------       -----------      -------------
                                                      -----------       ------------       -----------      -------------

                              See notes to Consolidated Financial Statements.

                                                 INTERIM SERVICES INC.
                                             CONSOLIDATED BALANCE SHEETS
                                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          (UNAUDITED)
                                                                                         JUNE 25, 1999      DECEMBER 25, 1998
                                                                                         -------------      -----------------
                                             ASSETS
Current Assets:
  Cash and cash equivalents.........................................................      $    32,600          $   153,314
  Receivables, less allowance for doubtful accounts of $9,381 and $8,937............          380,063              327,296
  Insurance deposits................................................................           18,549               22,140
  Other current assets..............................................................           45,575               42,024
                                                                                          -----------          -----------
         Total current assets.......................................................          476,787              544,774
  Goodwill, net.....................................................................          726,299              705,837
  Tradenames and other intangibles, net.............................................          199,724              213,357
  Property and equipment, net.......................................................           99,372               90,622
  Other assets......................................................................           59,309               58,854
                                                                                          -----------           ----------
                                                                                          $ 1,561,491          $ 1,613,444
                                                                                          -----------          -----------
                                                                                          -----------          -----------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.................................................      $    25,580          $    21,943
  Due to Computer Power shareholders................................................                -              111,008
  Accounts payable and other accrued expenses.......................................          111,768              101,469
  Accrued salaries, wages and payroll taxes.........................................          131,649              125,890
  Accrued self-insurance losses.....................................................           37,561               34,947
  Accrued income taxes..............................................................           27,767               23,232
                                                                                          -----------          -----------


        Total current liabilities...................................................          334,325              418,489
Long-term debt......................................................................          485,956              426,856
Other long-term liabilities.........................................................           34,746               30,159

Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares;
     none issued or outstanding.....................................................                -                    -
  Common stock, par value $.01 per share; authorized 200,000,000 and
     100,000,000 shares respectively; issued 47,532,501 and 47,335,654..............              475                  473
  Treasury stock, at cost, 3,214,500 shares ........................................          (51,664)                   -
  Additional paid-in capital........................................................          473,374              468,032
  Retained earnings.................................................................          296,988              262,265
  Accumulated other comprehensive income/(loss).....................................          (12,709)               7,170
                                                                                          -----------          -----------
       Total stockholders' equity..................................................           706,464              737,940
                                                                                          -----------          -----------
                                                                                          $ 1,561,491          $ 1,613,444
                                                                                          -----------          -----------
                                                                                          -----------          -----------

                             See notes to Consolidated Financial Statements.

                                               INTERIM SERVICES INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED, AMOUNTS IN THOUSANDS)



                                                                       SIX MONTHS ENDED
                                                                       ----------------
                                                               JUNE 25, 1999       JUNE 26, 1998
                                                               -------------       -------------
Cash Flows from Operating Activities:
  Net earnings before extraordinary item...................     $    34,723         $   24,139
  Adjustments to reconcile net earnings to net cash
    from operating activities:
    Depreciation and amortization..........................          26,417             20,203
    Deferred income tax (benefit) expense..................           1,280             (1,611)
    Changes in assets and liabilities, net of effects
     of acquisitions:
     Receivables...........................................         (51,499)           (28,942)
     Other assets..........................................           1,709             (7,766)
     Accounts payable and accrued liabilities..............          19,360              6,526
     Other.................................................             407                 64
                                                                -----------         ----------
       Net Cash Provided by Operating Activities...........          32,397             12,613
                                                                -----------         ----------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired.......................        (150,723)           (67,748)
  Capital expenditures.....................................         (21,884)           (16,989)
                                                                -----------         ----------
       Net Cash Used in Investing Activities...............        (172,607)           (84,737)
                                                                -----------         ----------
Cash Flows from Financing Activities:
  Debt proceeds............................................          71,344            219,845
  Debt repayments..........................................               -           (180,505)
  Net proceeds from common stock offering..................               -            197,217
  Purchase of treasury stock...............................         (51,664)                 -
  Other, net...............................................            (184)             6,049
                                                                -----------         ----------
       Net Cash Provided by Financing Activities...........          19,496            242,606
                                                                -----------         ----------
  (Decrease)/increase in cash and cash equivalents.........        (120,714)           170,482
  Cash and cash equivalents, beginning of period...........         153,314             15,570
                                                                -----------         ----------
  Cash and cash equivalents, end of period.................     $    32,600         $  186,052
                                                                -----------         ----------
                                                                -----------         ----------

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

         The consolidated financial statements for the three and six months ended June 25, 1999 and June 26, 1998 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Results for the three and six months ended June 25, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

2.       Comprehensive Income

         Comprehensive income, which totaled $12.4 million and $6.1 million for the three months ended June 25, 1999 and June 26, 1998, respectively, is comprised of net earnings of $18.8 million and $10.8 million, respectively, and foreign currency translation adjustments of ($6.4 million) and ($4.7 million).

         Comprehensive income, which totaled $14.8 million and $18.2 million for the six months ended June 25, 1999 and June 26, 1998, respectively, is comprised of net earnings of $34.7 million and $21.4 million, respectively, and foreign currency translation adjustments of ($19.9 million) and ($3.2 million).

3.       Earnings Per Share

         Basic earnings per share is computed by dividing the Company's earnings by the weighted average number of shares outstanding during the period.

         Diluted earnings per share is computed by dividing the Company's earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

         The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net earnings.


                                                                           THREE MONTHS ENDED
                                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       -----------------------------------------------------------
                                                     JUNE 25, 1999                              JUNE 26, 1998
                                     -----------------------------------------  ---------------------------------------------
                                                                                    EARNINGS
                                                                                     BEFORE
                                                                   PER-SHARE      EXTRAORDINARY                   PER-SHARE
                                      NET EARNINGS     SHARES        AMOUNT           ITEM           SHARES         AMOUNT
                                     --------------   ----------  ------------  -----------------  -----------  -------------
Basic EPS...........................  $   18,839        44,831     $  0.42        $   13,586       42,488         $  0.32
                                                                   -------                                        -------
                                                                   -------                                        -------
Effect of Dilutive Securities:
  Stock options.....................           -           257                             -        1,096
  Convertible subordinated notes....
                                           1,517         5,548                           456        1,818
                                       ----------       -------                    ----------       -------
Diluted EPS.........................  $   20,356        50,636     $  0.40        $   14,042       45,402         $  0.31
                                       ----------       -------     -------        ----------       -------        -------
                                       ----------       -------     -------        ----------       -------        -------


                                                                            SIX MONTHS ENDED
                                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       -----------------------------------------------------------
                                                     JUNE 25, 1999                               JUNE 26, 1998
                                       ----------------------------------------   ------------------------------------------
                                                                                    EARNINGS
                                                                                     BEFORE
                                          NET                       PER-SHARE     EXTRAORDINARY                   PER-SHARE
                                        EARNINGS       SHARES        AMOUNT           ITEM            SHARES       AMOUNT
                                      -------------  -----------  -------------   ---------------  -----------  ------------
Basic EPS............................  $   34,723       46,108     $    0.75        $  24,139         41,187       $   0.59
                                                                   ---------                                       --------

Effect of Dilutive Securities:
  Stock options......................           -          321                              -          1,019
  Convertible subordinated notes.....       3,037        5,548                            456            909
                                      -----------   ----------                      ---------      ---------
Diluted EPS..........................  $   37,760       51,977     $    0.73        $  24,595         43,115       $   0.57
                                      -----------   ----------     ---------        ---------      ---------       --------
                                      -----------   ----------     ---------        ---------      ---------       --------

4.       Segment Information

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

         Information on operating segments and a reconciliation to earnings before income taxes for the three and six months ended June 25, 1999 and June 26, 1998 are as follows (in thousands):

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                        -------------------------------     --------------------------------
                                        JUNE 25, 1999     JUNE 26, 1998     JUNE 25, 1999      JUNE 26, 1998
                                        -------------     -------------     -------------      -------------
REVENUES:
  North America......................    $  395,352         $  339,005        $  761,882         $  655,156
  Europe.............................       148,077            110,315           289,433            199,427
  Australia/Asia.....................        63,646             12,302           121,791             23,230
                                         ----------         ----------        ----------         ----------
                                         $  607,075         $  461,622        $1,173,106         $  877,813
                                         ----------         ----------        ----------         ----------
                                         ----------         ----------        ----------         ----------
GROSS PROFIT:
  North America......................    $  114,363         $  100,476        $  221,023         $  192,660
  Europe.............................        65,286             51,937           128,940             94,244
  Australia/Asia.....................        20,962              5,608            38,993             10,635
                                         ----------         ----------        ----------         ----------
                                         $  200,611         $  158,021        $  388,956         $  297,539
                                         ----------         ----------        ----------         ----------
                                         ----------         ----------        ----------         ----------
SEGMENT CONTRIBUTION:

  North America......................    $   33,824         $   26,601        $   61,722         $   52,570
  Europe.............................        17,449             15,499            35,530             28,055
  Australia/Asia.....................         4,877              1,256             7,798              2,051
                                         ----------         ----------        ----------         ----------
                                             56,150             43,356           105,050             82,676

  Central costs......................        16,227             12,157            30,947             24,864
  Interest, net......................         6,268              6,852            12,084             14,552
                                         ----------         ----------        ----------         ----------
  Earnings before income taxes.......    $   33,655         $   24,347        $   62,019         $   43,260
                                         ----------         ----------        ----------         ----------
                                         ----------         ----------        ----------         ----------

5.       Acquisitions

         During the six months ended June 25, 1999, the Company completed acquisitions for total cash consideration of approximately $40 million and made the final payment associated with the 1998 acquisition of Computer Power Group Limited ("Computer Power") in the amount of approximately $111 million.

6.       Norrell Merger

         On July 2, 1999, the Company completed its previously announced merger with Norrell Corporation ("Norrell"). Norrell shareholders received either 0.9 shares of Interim common stock or a cash payment of $18.7622 per share. The holders of approximately 12% of Norrell's common stock elected to receive cash in lieu of Interim stock and Interim issued approximately 21 million shares to former Norrell shareholders and converted existing Norrell stock options into options to purchase approximately 1.6 million shares of Interim common stock. The value of the transaction based upon the closing price of Interim stock on June 30, 1999, and debt assumed was approximately $650 million.

         In contemplation of the merger with Norrell and subsequent to June 25, 1999, the Company completed a plan of financing which included increasing the size of the senior credit facility from $359.2 million to $675.0 million, issuing $150.0 million in debt backed by the Company's accounts receivable and issuing $53.0 million in Australian dollar term financing. The existing senior credit facility's term was extended five years to 2008. The outstanding balance under this facility was $256.0 million at June 25, 1999. The debt backed by accounts receivable and the Australian financing were used to repay existing indebtedness of Norrell, fund the cash portion of the purchase price and fund transaction costs associated with the merger.

         The merger will be accounted for using the purchase method of accounting, and Norrell's tangible and intangible assets and liabilities will be adjusted to their fair market values at the date of the completion of the merger. Any excess consideration paid by Interim over the fair market value of Norrell's net assets will be allocated to goodwill and other intangibles. The final determination of the required purchase accounting adjustments, including the amount recorded as goodwill and other intangibles, has not been completed and the amounts included in these pro forma financial statements are preliminary.

         The combined company will operate through approximately 1,300 offices throughout North America, Europe and Asia Pacific, with pro forma revenues of approximately $4 billion in 1999. See Item 5 for pro forma financial information for the combined company.

7.       Extraordinary Item

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION

Interim is a leader in identifying, assessing, deploying and measuring talent for a wide variety of businesses. The Company is organized into three operating segments, North America, Europe and Australia/Asia. In each of its operating segments, Interim provides four services. The Company's four services are: (1) consulting-including outplacement, executive coaching and information technology ("IT") consulting; (2) managed services-such as temporary and permanent workforce management, which includes Interim On-Premise, functional outsourcing and vendor management; (3) search/recruitment-such as contingency recruiting and executive retained search; and (4) flexible staffing-temporary personnel from administrative personnel to executives.

         RESULTS OF OPERATIONS


                                                                 THREE MONTHS ENDED
                                   -------------------------------------------------------------------------
                                    JUNE 25, 1999       % OF TOTAL        JUNE 26, 1998      % OF TOTAL
                                    -------------       ----------        -------------      ----------
 REVENUES:
   Consulting....................    $   110,597          18.2%              $  67,439            14.6%
   Managed Services..............         94,462          15.6%                 74,867            16.2%
   Search/Recruitment............         80,169          13.2%                 68,146            14.8%
   Flexible Staffing.............        321,847          53.0%                251,170            54.4%
                                     -----------         -------             ---------         --------
                                     $   607,075         100.0%              $ 461,622           100.0%
                                     -----------         -------             ---------         --------
                                     -----------         -------             ---------         --------

                                                      % OF REVENUES                          % OF REVENUES
                                                      -------------                          -------------
 GROSS PROFIT:
   Consulting....................    $    46,311          41.9%              $  26,522            39.3%
   Managed Services..............         19,160          20.3%                 15,909            21.2%
   Search/Recruitment............         63,135          78.8%                 51,802            76.0%
   Flexible Staffing.............         72,005          22.4%                 63,788            25.4%
                                     -----------         -------             ---------         --------
                                     $   200,611          33.0%              $ 158,021            34.2%
                                     -----------         -------             ---------         --------
                                     -----------         -------             ---------         --------

THREE MONTHS ENDED JUNE 25, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 26,
1998

REVENUES. Revenues for the three months ended June 25, 1999 increased 31.5% to $607.1 million from $461.6 million in the prior year. Consulting revenues increased 64.0% reflecting the fourth quarter 1998 acquisitions of Computer Power Group Limited ("Computer Power") in Australia and Ouranos Informatica Groep B.V. ("Ouranos") in The Netherlands, both of which provide IT consulting, as well as strong organic growth in IT consulting. Managed services revenues increased 26.2% reflecting the continued expansion in North America of both the Interim On-Premise program and technology help-desk services. Search/recruitment revenues increased 17.6% due to strong organic growth primarily in European finance and accounting recruitment. Flexible staffing revenues increased 28.1% reflecting the acquisitions of AGO Uitzendbureau ("AGO") in The Netherlands in July 1998, Computer Power in December 1998 and Tutor Recursos Humanos ("Tutor") in March 1999; and continued strong organic growth in European and Australian/Asian finance and accounting flexible staffing. North American administrative and light industrial flexible staffing also contributed to flexible staffing growth in the second quarter.

GROSS PROFIT. Gross profit for the three months ended June 25, 1999 increased 27.0% to $200.6 million from $158.0 million in the prior year. Gross profit margin was 33.0% compared with 34.2% in the prior year. Margins were lower principally due to the inclusion this year of Computer Power's flexible staffing, lower pricing associated with business expansion at existing On-Premise clients and higher self-insured workers' compensation costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 29.3% to $140.3 million from $108.5 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 23.1% compared with 23.5% a year ago with higher revenues allowing greater leveraging of expenses. The Company also continued to deploy new technology including a new front-office system within its North American flexible staffing offices and continued the consolidation of North American back office operations.

LICENSEE COMMISSIONS. Licensee commissions increased 6.0% to $13.5 million from $12.7 million in the prior year period and consistent with the growth of license revenue.

AMORTIZATION OF INTANGIBLES. Amortization expense increased 23.6% to $6.9 million from $5.6 million in the prior year period reflecting the increase in intangible assets arising from acquisitions.

INTEREST EXPENSE. Interest expense decreased 11.0% to $6.9 million from $7.7 million last year. This decrease primarily resulted from the refinancing of a portion of the Company's existing credit facilities at lower rates in May 1998 from the issuance of $207 million, 4 1/2% convertible subordinated notes partially offset by higher average borrowings. The Company had average borrowings outstanding during 1999 of $507.0 million at an average rate of interest, including the effects of interest rate swaps, of 5.4 % compared with $461.0 million outstanding during 1998 at an average rate of interest of 6.7%.

INTEREST INCOME. Interest income decreased to $0.6 million from $0.9 million in the prior year period.

INCOME TAXES. The effective tax rate for the first quarter of 1999 was 44.0% compared with 44.2% in 1998.

NET EARNINGS. Net earnings increased 74.2% to $18.8 million ($0.40 per diluted share) from $10.8 million ($0.25 per diluted share) in the prior year period. This represents a 60.0% increase in per share net earnings. Net earnings for 1998 include an extraordinary loss on the early extinguishment of debt in the after-tax amount of $2.8 million. Before this extraordinary loss, net earnings and earnings per share increased 38.7% and 29.0%, respectively. The weighted average number of shares (as adjusted for the dilutive impact of potential common stock) increased to 50.6 million from
45.4 million in the prior year, primarily due to the issuance of 7.0 million shares of common stock and $207.0 million of convertible subordinated debt in the second quarter of 1998, partially offset by the repurchase of approximately 3 million shares by the Company of its common stock in April 1999 in contemplation of the Norrell merger.

SIX MONTHS ENDED JUNE 25, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 26, 1998

                                                              SIX MONTHS ENDED
                                    -------------------------------------------------------------------
                                    JUNE 25, 1999       % OF TOTAL        JUNE 26, 1998      % OF TOTAL
                                    -------------       ----------        -------------      ----------
 REVENUES:
   Consulting....................   $   217,245            18.5%           $ 127,092            14.5%
   Managed Services..............       181,367            15.5%             146,501            16.7%
   Search/Recruitment............       154,275            13.2%             125,507            14.3%
         Flexible Staffing.......       620,219            52.8%             478,713            54.5%
                                    -----------           ------           ---------           ------
                                    $ 1,173,106           100.0%           $ 877,813           100.0%
                                    -----------           ------           ---------           ------
                                    -----------           ------           ---------           ------

                                                       % OF REVENUES                      % OF REVENUES
                                                       -------------                      -------------
 GROSS PROFIT:
   Consulting....................   $    90,395            41.6%           $  48,403            38.1%
   Managed Services..............        36,377            20.1%              30,562            20.9%
   Search/Recruitment............       120,719            78.2%              94,505            75.3%
   Flexible Staffing.............       141,465            22.8%             124,069            25.9%
                                    -----------            -----           ---------            -----
                                    $   388,956            33.2%           $ 297,539            33.9%
                                    -----------            -----           ---------            -----
                                    -----------            -----           ---------            -----

REVENUES. Revenues for the six months ended June 25, 1999 increased 33.6% to $1,173.1 million from $877.8 million in the prior year. Consulting revenues increased 70.9% reflecting the fourth quarter 1998 acquisitions of Computer Power and Ouranos, as well as strong organic growth in North American IT consulting. Managed services revenues increased 23.8% reflecting the continued expansion in North America of both the Interim On-Premise program and technology help-desk services. Search/recruitment revenues increased 22.9% due to strong organic growth primarily in European finance and accounting recruitment. Flexible staffing revenues increased 29.6% reflecting the acquisitions of Crone Corkill Group PLC ("Crone Corkill") in the United Kingdom in March 1998, AGO in July 1998, Computer Power in December 1998 and Tutor in March 1999. Continued strong organic growth in European and Australian/Asian finance and accounting flexible staffing also contributed to 1999 revenue growth. North American administrative and light industrial flexible staffing also contributed to flexible staffing growth in 1999.

GROSS PROFIT. Gross profit for the six months ended June 25, 1999 increased 30.7% to $389.0 million from $297.5 million in the prior year. Gross profit margin was 33.2% compared with 33.9% in the prior year. Margins were lower principally due to the inclusion this year of Computer Power's flexible staffing pricing, lower pricing associated with business expansion at existing On-Premise clients and higher self-insured workers' compensation costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 34.9% to $275.9 million from $204.5 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 23.5% compared with 23.3% a year ago due to the increase in consulting revenues as a percentage of total revenues in 1999 as a result of acquisitions made in the latter half of 1998, deployment of technology and consolidation of North American back office operations partially offset by leveraging of other costs as revenues continued to grow.

LICENSEE COMMISSIONS. Licensee commissions increased 3.6% to $25.2 million from $24.4 million in the prior year period and consistent with the growth of license revenue.

AMORTIZATION OF INTANGIBLES. Amortization expense increased 26.3% to $13.8 million from $10.9 million in the prior year period reflecting the increase in intangible assets arising from acquisitions.

INTEREST EXPENSE. Interest expense decreased 14.7% to $13.5 million from $15.8 million last year. This decrease primarily resulted from the refinancing of a portion of the Company's existing credit facilities at lower rates in May 1998 from the issuance of $207 million, 4 1/2% convertible subordinated notes partially offset by higher average borrowings. The Company had average borrowings outstanding during 1999 of $481.0 million at an average rate of interest, including the effects of interest rate swaps, of 5.6% compared with $452.7 million outstanding during 1998 at an average rate of interest of 6.9%.

INTEREST INCOME. Interest income increased to $1.4 million from $1.2 million in the prior year period.

INCOME TAXES. The effective tax rate for the second half of 1999 was 44.0% compared with 44.2% in 1998.

NET EARNINGS. Net earnings increased 62.5% to $34.7 million ($0.73 per diluted share) from $21.4 million ($0.51 per diluted share) in the prior year period. This represents a 43.1% increase in per share net earnings. Net earnings for 1998 include an extraordinary loss on the early extinguishment of debt in the after tax amount of $2.8 million. Before this extraordinary loss, net earnings and earnings per share increased 43.9% and 28.1%, respectively. The weighted average number of shares (as adjusted for the dilutive impact of potential common stock) increased to 52.0 million from
43.1 million in the prior year, primarily due to the issuance of 7.0 million shares of common stock and $207.0 million of convertible subordinated notes in the second quarter of 1998 offset by the repurchase of approximately 3 million shares by the Company of its common stock in April.

OPERATING SEGMENTS

Information on operating segments and a reconciliation to earnings before income taxes for the three and six months ended June 25, 1999 and June 26, 1998 are as follows (in thousands):


                                                                     THREE MONTHS ENDED
                                           -----------------------------------------------------------------------
                                                      JUNE 25, 1999                       JUNE 26, 1998
                                           ------------------------------------  ---------------------------------
                                                                 % OF TOTAL                         % OF TOTAL
                                                              -----------------                   ----------------
REVENUES:
  North America..........................  $      395,352               65.1%    $    339,005              73.4%
  Europe.................................         148,077               24.4%         110,315              23.9%
  Australia/Asia.........................          63,646               10.5%          12,302               2.7%
                                           -----------------  -----------------  ---------------  ----------------


                                            $     607,075              100.0%    $    461,622             100.0%
                                           -----------------  -----------------  ---------------  ----------------
                                           -----------------  -----------------  ---------------  ----------------

                                                               % OF REVENUES                      % OF REVENUES
                                                              -----------------                   ----------------
GROSS PROFIT:
  North America..........................  $      114,363               28.9%    $    100,476              29.6%
  Europe.................................          65,286               44.1%          51,937              47.1%
  Australia/Asia.........................          20,962               32.9%           5,608              45.6%
                                           -----------------  -----------------  ---------------  ----------------
                                           $      200,611               33.0%    $    158,021              34.2%
                                           -----------------  -----------------  ---------------  ----------------
                                           -----------------  -----------------  ---------------  ----------------

                                                               % OF REVENUES                      % OF REVENUES
                                                              -----------------                   ----------------
SEGMENT CONTRIBUTION:
  North America..........................  $       33,785                 8.5%   $     26,601               7.8%
  Europe.................................          17,456                11.8%         15,499              14.0%
  Australia/Asia.........................           4,870                 7.7%          1,256              10.2%
                                           -----------------  -----------------  ---------------  ----------------
                                                   56,111                 9.2%         43,356               9.4%
                                                              -----------------                   ----------------
                                                              -----------------                   ----------------
  Central costs..........................          16,188                              12,157
  Interest, net..........................           6,268                               6,852
                                           -----------------                     ---------------
  Earnings before income taxes             $       33,655                        $     24,347
                                           -----------------                     ---------------
                                           -----------------                     ---------------

THREE MONTHS ENDED JUNE 25, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 26, 1998

NORTH AMERICA. North American revenues, which represented 65.1% of total revenues for the three months ended June 25, 1999, increased 16.6% to $395.4 million from $339.0 million. Gross profit for the three months ended June 25, 1999 in North America increased 13.8% over the prior year period and the gross profit margin was slightly lower than in the prior year period. Segment contribution (income before central costs, interest and income taxes) increased 27.0% over the prior year period. Higher revenues for the three months ended June 25, 1999, compared with the prior year period resulted from strong organic growth rates in most service offerings with particularly strong growth in both IT related consulting and flexible staffing and the expansion of Interim On-Premise. Segment contribution rates increased in 1999 compared with 1998 as the Company was able to leverage fixed costs more efficiently. This improvement was partially offset by the deployment of new technology including a new front-office system within its North American flexible staffing offices and the consolidation of the North American back office operations.

EUROPE. European revenues, which represented 24.4% of total revenues for the three months ended June 25, 1999, increased 34.2% to $148.1 million from $110.3 million in the prior year. Gross profit in Europe increased 25.7% over the prior year and the gross profit margin decreased to 44.1% from 47.1% in the prior year. Segment contribution increased 12.6% over the prior year period. Factors contributing to the increase in revenues, gross profit and segment contribution include the acquisitions of AGO in July 1998, Ouranos in November 1998 and Tutor in March 1999 combined with continued organic growth in both finance and accounting flexible staffing and search/recruitment and IT consulting. The decrease in European gross profit margin is primarily due to increased flexible staffing revenues as a percentage of total revenues. Flexible staffing gross profit margins are lower than search/recruitment margins. The decline in gross profit margin was partially offset by an increase in IT related consulting revenues. The decrease in segment contribution as a percentage of revenues from 14.0% in 1998 to 11.8% in 1999 resulted primarily from the lower gross profit margin.

AUSTRALIA/ASIA. Australian/Asian revenue, which represented 10.5% of total revenues for the three months ended June 25, 1999, increased significantly to $63.6 million from $12.3 million due primarily to the acquisition of Computer Power. Gross profit increased to $21.0 million from $5.6 million and segment contribution increased to $4.9 million from $1.3 million in the prior year for the same reason. The decrease in Australian/Asian gross profit margin from 45.6% to 32.9% is due to the addition of a significant amount of flexible staffing revenue with the acquisition of Computer Power.

SIX MONTHS ENDED JUNE 25, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 26, 1998

                                                                      SIX MONTHS ENDED
                                           -----------------------------------------------------------------------
                                                      JUNE 25, 1999                       JUNE 26, 1998
                                           ------------------------------------  ---------------------------------
                                                                % OF TOTAL                        % OF TOTAL
                                                              -----------------                   ----------------
REVENUES:
  North America..........................  $      761,882               64.9%    $    655,156              74.6%
  Europe.................................         289,433               24.7%         199,427              22.7%
  Australia/Asia.........................         121,791               10.4%          23,230               2.7%
                                           -----------------  -----------------  ---------------  ----------------
                                           -----------------  -----------------  ---------------  ----------------

                                           $    1,173,106              100.0%    $    877,813             100.0%
                                           -----------------  -----------------  ---------------  ----------------
                                           -----------------  -----------------  ---------------  ----------------

                                                              % OF REVENUES                       % OF REVENUES
                                                              -----------------                   ----------------
GROSS PROFIT:
  North America..........................  $      221,023               29.0%    $    192,660              29.4%
  Europe.................................         128,940               44.5%          94,244              47.3%
  Australia/Asia.........................          38,993               32.0%          10,635              45.8%
                                           -----------------  -----------------  ---------------  ----------------
                                           -----------------                     ---------------

                                            $     388,956               33.2%    $    297,539              33.9%
                                           -----------------  -----------------  ---------------  ----------------
                                           -----------------  -----------------  ---------------  ----------------

                                                              % OF REVENUES                       % OF REVENUES
                                                              -----------------                   ----------------
SEGMENT CONTRIBUTION:
  North America..........................  $       61,722                8.1%    $     52,570               8.1%
  Europe.................................          35,530               12.3%          28,055              14.1%
  Australia/Asia.........................           7,798                6.4%           2,051               8.8%
                                           -----------------  -----------------  ---------------  ----------------
                                                  105,050                9.0%          82,676               9.4%
                                                              -----------------                   ----------------
                                                              -----------------                   ----------------
  Central costs..........................          30,947                              24,864
  Interest, net..........................          12,084                              14,552
                                           -----------------                     ---------------
  Earnings before income taxes             $       62,019                        $     43,260
                                           -----------------                     ---------------
                                           -----------------                     ---------------

NORTH AMERICA. North American revenues, which represented 64.9% of total revenues for the six months ended June 25,

1999, increased 16.3% to $761.9 million from $655.2 million. Gross profit for the six months ended June 25, 1999 in North America increased 14.7% over the prior year period and the gross profit margin was slightly lower than in the prior year period. Segment contribution increased 17.4% over the prior year period. Higher revenues for the six months ended June 25, 1999, compared with the prior year period resulted from strong organic growth rates in most service offerings with particularly strong growth in both IT related consulting and flexible staffing and the expansion of Interim On-Premise. Segment contribution rates increased in 1999 compared with 1998 as the Company was able to leverage fixed costs more efficiently. This improvement was partially offset by the deployment of new technology including a new front-office system within its North American flexible staffing offices and the consolidation of the North American back office operations.

EUROPE. European revenues, which represented 24.7% of total revenues for the six months ended June 25, 1999, increased 45.1% to $289.4 million from $199.4
million in the prior year. Gross profit in Europe   increased 36.8% over the
prior year and the gross profit margin   decreased to 44.5% from 47.3% in the
prior year. Segment contribution increased 26.6% over the prior year period. Factors contributing to the increase in revenues, gross profit and segment contribution include the acquisitions of Crone Corkill in March 1998, AGO in July 1998, Ouranos in November 1998 and Tutor in March 1999 combined with continued organic growth in both finance and accounting flexible staffing and search/recruitment and IT consulting. The decrease in European gross profit margin is primarily due to increased flexible staffing revenues as a percentage of total revenues. The decline in gross profit margin was partially offset by an increase in IT related consulting revenues. The decrease in segment contribution as a percentage of revenues from 14.1% in 1998 to 12.3% in 1999 resulted primarily from the lower gross profit margin.

AUSTRALIA/ASIA. Australian/Asian revenue, which represented 10.4% of total revenues for the six months ended June 25, 1999, increased significantly to $121.8 million from $23.2 million due primarily to the acquisition of Computer Power. Gross profit increased to $39.0 million from $10.6 million and segment contribution increased to $7.8 million from $2.1 million in the prior year for the same reasons. The decrease in Australian/Asian gross profit margin from 45.8% to 32.0% is due to the addition of a significant amount of flexible staffing revenue.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash provided by operating activities for the six months ended June 25, 1999 was $32.4 million compared with $12.6 million in the prior year. Higher operating cash flows resulted from increased earnings and higher amortization and depreciation primarily as a result of acquisitions during the last half of 1998. Cash used for working capital items was about the same in both periods with an increase in accruals as a result of growth and acquisitions largely offset by an increase in accounts receivable due primarily to higher sales and days sales outstanding.

Investing activities used $172.6 million for the six months ended June 25, 1999 primarily due to the remaining payments on the December 1998 acquisition of Computer Power as well as first quarter 1999 acquisitions in the areas of European and North American flexible staffing. Investing activities also included $21.9 million of capital expenditures, primarily for new computer hardware and software to continue to upgrade and expand the Company's information technology capabilities and new office related expenditures.

Cash provided by financing activities was $19.5 million for the six months ended June 25, 1999 and primarily reflects $56.6 million of net borrowings in the United Kingdom under the senior credit facility, offset by $51.7 million of purchases of the Company's common stock. The Company repurchased approximately 3.2 million shares of common stock in contemplation of the Norrell Merger.

In contemplation of the merger with Norrell and subsequent to June 25, 1999, the Company completed a plan of financing which included increasing the size of the senior credit facility from $359.2 million to $675.0 million, issuing $150.0 million in debt backed by the Company's accounts receivable and issuing $53.0 million in Australian dollar term financing. The existing senior credit facility's term was extended five years to 2008. The outstanding balance under this facility was $256.0 million at June 25, 1999. The debt backed by accounts receivable and the Australian financing were used to repay existing indebtedness of Norrell, fund the cash portion of the purchase price and fund transaction costs associated with the merger.

After completion of these transactions, the Company's outstanding indebtedness was approximately $736.0 million, an increase of $224 million from the balance outstanding at June 25, 1999. The Company has over $400 million of available capacity under its current credit facilities to fund its operating requirements.

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

Substantially all of the Company's applications are tested, implemented and validated. The Company has contacted all material vendors and others on whom it relies to assure that their systems will be converted in a timely fashion. Based on current information received, the Company does not foresee any material potential risk with its significant vendors and business partners, but is in the process of obtaining final certifications from vendors which have only recently completed their efforts. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company would not have a material adverse effect on the Company.

The Company estimates that the total cost of the project (excluding Norrell) will be approximately $750,000, which includes both personnel costs related to project management, programming and hardware and software upgrades. Of this total, approximately $585,000 has been incurred as of June 25, 1999. If certain systems or systems of other companies on which the Company relies fail to be converted timely, the Company will develop a contingency plan in the last half of 1999.

As discussed in Norrell's 1998 Annual Report on Form 10-K, Norrell has developed a comprehensive Year 2000 project plan which addresses both technological and non-IT systems, including embedded systems for all business units. Norrell has designated a multi-phase approach consisting of both internal and external resources to identify, correct and test systems to achieve Year 2000 compliance. In addition, Norrell is also reviewing the Year 2000 readiness of third parties that provide goods or services essential to its operations.

Norrell's key operational systems, which include, but are not limited to payroll, billing, and accounts receivable, are also being remediated for year 2000 compliance. Norrell's primary payroll and billing system is Year 2000 ready. The general ledger and other major payroll systems are expected to be Year 2000 ready during the third quarter. The Company expects that most of Norrell's operational systems will be abandoned in early 2000 when they are converted to Interim's operational systems.

Total estimated costs to remediate the Norrell systems continue to be $18.0 million to $22.0 million of which $16.5 million has been incurred and expensed prior to the merger with Interim.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 25, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on the Company's financial condition.

The Company's outstanding debt under the revolving Credit Facility and other borrowings, excluding the convertible subordinated notes, at June 25, 1999 were $304.5 million. Interest rates on these borrowings are based on LIBOR plus a variable margin. Based on the outstanding balance, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $3.0 million on an annual basis not considering the offset of the interest rate swap discussed below.

The Company utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. The Company had a variable to variable interest rate swap agreement outstanding as of June 25, 1999 with the notional amount of $119.0 million which effectively converts interest from a British Pound LIBOR basis to a broader index and caps the Company's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The cost to terminate this interest rate swap as of June 25, 1999 was $2.5 million.

In May 1998, the Company issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of the Company's fixed rate convertible subordinated debt as of June 25, 1999 was $177.0 million compared with the related carrying value of $207.0 million.

The purpose of the Company's foreign exchange hedging activities is to mitigate the impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. The Company does not enter into forward contracts for trading purposes. At June 25, 1999 the Company had outstanding foreign currency forward contracts which are designated as a hedge of an intercompany loan to sell Australian dollars in the notional amount of $118.0 million. The cost to terminate the foreign currency forward contracts as of June 26, 1999 was not material.

                                PART II - OTHER INFORMATION

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on May 6, 1999.
(b) Not applicable.
(c) At the Annual Meeting, stockholders voted on the following matters:

     (1)    The election of directors Raymond Marcy, J. Ian Morrison and
            A. Michael Victory to continue in office as Class III directors for a three-year term expiring on the date of the Annual Meeting in the year 2002.

                                          Votes For:       Votes Withheld:
                                          ----------       ---------------
            Raymond Marcy                 40,895,674          347,361
            J. Ian Morrison               40,873,301          369,734
            A. Michael Victory            40,887,181          355,854


     (2) A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

                     Votes For:         Votes Against:            Abstentions:
                     ----------         --------------            ------------
                     41,168,916            61,314                    12,806

     (3) A proposal to approve an amendment to the Company's 1998 Stock Incentive Plan increasing the number of shares issuable under this Plan by an aggregate of 2,200,000 shares.

                     Votes For:         Votes Against:            Abstentions:
                     ----------         --------------            ------------
                     34,012,288           7,201,790                 28,958

     (4) A proposal of a stockholder of the Company to establish a position on the Company's Board of Directors that is reserved for a "non-corporate, non-branch management employee" of the Company.

                     Votes For:         Votes Against:            Abstentions:
                     ----------         --------------            ------------
                     1,169,164            35,916,483                573,945

(d)      Not applicable.

ITEM 5. -- OTHER INFORMATION

Unaudited pro forma financial information for Interim and Norrell

Attached are the unaudited pro forma financial statements of Interim and Norrell for their latest reported quarterly reporting periods. The merger closed on July 2, 1999 and the attached pro forma financial statements present the latest pro forma information available. Interim's quarter ended on June 25, 1999 and Norrell's quarter ended on May 2, 1999. In preparing this data, Interim's June 25, 1999 balance sheet was combined with Norrell's balance sheet as of May 2, 1999. The unaudited statements of earnings were combined for Interim's six months ended June 25, 1999 and Norrell's six months ended May 2, 1999. After the merger, Norrell will change its fiscal reporting periods to conform to Interim's reporting periods.

The merger will be accounted for using the purchase method of accounting, and Norrell's tangible and intangible assets and its liabilities will be adjusted to their fair market values at the date of the completion of the merger. Any excess consideration paid by Interim over the fair market value of Norrell's net assets will be allocated to goodwill and other intangibles. The final determination of the required purchase accounting adjustments, including the amount recorded as goodwill and other intangibles, has not been completed and the amounts included in these pro forma financial statements are preliminary.

The attached pro forma financial statements include only those pro forma adjustments based on known information currently available and these assumptions do not include potential cost savings that may result from the merger. Therefore, it is likely that the combined company would have performed differently from the attached pro forma financial statements indicate.

            INTERIM UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               (AMOUNTS IN THOUSANDS)


                                                             AS OF JUNE 25, 1999 (INTERIM) AND MAY 2, 1999 (NORRELL)
                                                  --------------------------------------------------------------------------------
                                                                                             NORRELL
                                                     HISTORICAL         HISTORICAL          PRO FORMA               COMBINED
                                                      INTERIM             NORRELL          ADJUSTMENTS             PRO FORMA
                                                  -----------------  ------------------  -----------------     -------------------
Current Assets:
  Cash and cash equivalents.................      $       32,600     $        6,647                            $         39,247
  Receivables, net..........................             380,063            204,532                                     584,595
  Insurance deposits........................              18,549                  -                                      18,549
  Other current assets......................              45,575             14,220                                      59,795
                                                  -----------------  ------------------  -----------------     -------------------
         Total current assets...............             476,787            225,399                                     702,186
  Goodwill, net.............................             726,299            184,049      $      327,366   (a)         1,237,714
  Tradenames and other intangibles, net.....             199,724                782                                     200,506
  Property and equipment, net...............              99,372             56,475             (25,535)  (a)           130,312
  Other assets..............................              59,309             30,242               5,616   (b)            95,167
                                                  -----------------  ------------------  -----------------     -------------------
                                                  $    1,561,491     $      496,947      $      307,447        $      2,365,885
                                                  -----------------  ------------------  -----------------     -------------------
                                                  -----------------  ------------------  -----------------     -------------------
Current Liabilities:
  Current portion of long-term debt.........      $       25,580     $       14,465                            $         40,045
  Accounts payable and other accrued
  expenses..................................             111,768             41,552      $       23,068   (a)           176,388

  Accrued salaries, wages and payroll taxes.
                                                         131,649             48,087                                     179,736
  Accrued self-insurance losses.............              37,561              8,849                                      46,410
  Accrued income taxes......................              27,767                  -                                      27,767
                                                  -----------------  ------------------  -----------------     -------------------
        Total current liabilities...........             334,325            112,953              23,068                 470,346
Long-term debt..............................             485,956             91,799               6,456   (b)           664,581
                                                                                                 80,370   (b)

Other long-term liabilities.................              34,746             52,217                                      86,963
                                                                                               (239,978)  (c)
Stockholders' equity........................             706,464            239,978             437,531   (c)         1,143,995
                                                  -----------------  ------------------  -----------------     -------------------
                                                  $    1,561,491     $      496,947      $      307,447              $2,365,885
                                                  -----------------  ------------------  -----------------     -------------------
                                                  -----------------  ------------------  -----------------     -------------------

           See notes to Unaudited Pro Forma Financial Information.

     INTERIM UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                            (AMOUNTS IN THOUSANDS)


                                                     FOR THE SIX MONTHS ENDED JUNE 25, 1999 (INTERIM) AND MAY 2, 1999 (NORRELL)
                                                  ---------------------------------------------------------------------------------
                                                                                               NORRELL
                                                     HISTORICAL          HISTORICAL           PRO FORMA              COMBINED
                                                       INTERIM             NORRELL           ADJUSTMENTS             PRO FORMA
                                                  ------------------  ------------------  -------------------    ------------------
  Revenues....................................    $     1,173,106     $       716,101                            $       1,889,207
  Cost of Services............................            784,150             553,581                                    1,337,731
                                                  ------------------  ------------------                         ------------------
         Gross Profit.........................            388,956             162,520                                      551,476
  Selling, general............................
     and administrative expenses..............            275,874             118,725     $       (1,800)    (d)           392,799
  Licensee commissions........................             25,229              17,972                                       43,201
  Amortization of intangibles.................             13,750               3,753              4,100     (e)            21,603
  Interest expense, net.......................             12,084               3,675              3,000     (f)            18,759
                                                  ------------------  ------------------  -------------------    ------------------
                                                          326,937             144,125              5,300                   476,362

      Earnings before income taxes                         62,019              18,395             (5,300)                   75,114
  Income taxes................................             27,296               6,898               (468)    (g)            33,726
                                                  ------------------  ------------------  -------------------    ------------------
        Net Earnings..........................    $        34,723     $        11,497     $       (4,832)        $          41,388
                                                  ------------------  ------------------  -------------------    ------------------
                                                  ------------------  ------------------  -------------------    ------------------
  Earnings Per Share:
        Basic.................................    $          0.75     $          0.44                            $            0.62
        Diluted...............................               0.73                0.42                                         0.61

  Weighted Average Shares Outstanding:
        Basic.................................             46,108              26,314                                      67,137(h)
        Diluted...............................             51,977              27,112                                      73,256(h)

          See notes to Unaudited Pro Forma Financial Information.

NOTES TO UNAUDITED PRO FORMA FINANCIAL INFORMATION

a) The merger consideration and the associated calculation of the preliminary intangible asset as of June 25, 1999 are as follows (amounts in thousands):


              Total consideration (27,648,202 shares x $20.8469 per share x 0.9 ).........................    $     518,741
              Norrell debt assumed........................................................................          106,264
              Transaction costs included in accrued liabilities...........................................            5,709
                                                                                                              --------------
              Total.......................................................................................          630,714
              Less net assets purchased, including debt assumed...........................................          346,242
                                                                                                              --------------
              Subtotal....................................................................................          284,472
              Plus preliminary purchase accounting adjustments:
                 Write down because of abandonment of capitalized software
                 Costs to estimated fair market value.....................................................           25,535
                 Accrued liabilities:
                    Severance and other personnel related costs...........................................           16,679
                    Termination of interest rate swaps....................................................              680
                                                                                                              --------------
                       Total of items in accrued liabilities..............................................           17,359
                                                                                                              --------------
              Total preliminary goodwill..................................................................    $     327,366
                                                                                                              --------------
                                                                                                              --------------

     Goodwill represents the excess of cost over book value of the net assets acquired. The accrued liabilities above include severance for certain executives, field employees and administrative personnel at Norrell. No estimate has been made in our pro forma financial information for certain costs such as office closures, employee relocation and other items that will be incurred in the combination of the businesses once Interim completes its final allocation of the merger consideration.

b) Represents additional borrowings of long-term debt to fund the cash portion of the consideration to be paid by Interim in the merger and to fund approximately $6.456 million in transaction costs to issue debt and additional shares of Interim stock, including $5.616 million in costs capitalized as other assets related to the issuance of new debt. This debt will be funded by additional borrowings under Interim's amended and restated credit facility at an assumed interest rate of 5.6% for the first half of 1999.

c) Represents the elimination of the existing Norrell equity balance and the issuance of shares to complete the merger. This equity value was derived by using the price of Interim common shares for the twenty business days ending June 30, 1999, which is the price paid to Norrell shareholders of $20.8469 per share.

d) Represents the reduction of amortization expense associated with the abandonment of Norrell management information system software which was written down to its estimated fair value.

e) Represents amortization of the goodwill acquired in the merger over a period of 40 years.

f) Represents interest expense on approximately $86.8 million estimated borrowing under Interim's credit facility at the assumed rate of 5.6% for the first half of 1999. This amount also includes estimated debt issuance costs associated with an amendment to increase the availability under the credit facility and an extension of the term. The debt issuance costs are amortized on a straight-line basis over a period of five years. The interest rate on borrowing under the credit facility may differ from the assumption set forth in Note b above.

g) Represents the tax impact of the pro forma adjustments using Interim's statutory tax rate of 39%.

h) Represents basic and diluted weighted average outstanding Interim common shares as of June 25, 1999 plus additional Interim common shares issued in the merger as discussed in Note c above. Total dilutive securities are comprised of Interim weighted average dilutive shares of 51,977,000 plus Norrell's dilutive shares of 21,029,000 and the dilutive impact of Norrell stock options (26,815,765 total Norrell common shares exchanged at 0.9 Norrell common shares for each Interim common share and with 12.87% of the shares exchanged for cash).

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

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:


Exhibit
Number   Exhibit Name
------   ------------
2.1      Agreement and Plan of Merger dated as of March 24, 1999, by and among Interim Services Inc., Interim Merger Corporation and Norrell
         Corporation, as amended by First Amendment to Agreement and Plan of
         Merger dated April 27, 1999 and as further amended by Second Amendment to Agreement and Plan of Merger dated May 24, 1999, each filed as composite Exhibit 2.1 to the registrant's Form  S-4 as filed with the Securities and Exchange Commission on May 24, 1999 and
         included as Appendix A to the registrant's and Norrell Corporation's
         Joint Proxy Statement/Prospectus dated May 26, 1999, are incorporated herein by reference.

10.13    Interim Services Inc. Amended and Restated 1998 Stock Incentive
         Plan, filed as Exhibit A to the registrant's Proxy Statement dated
         April 5, 1999, is incorporated herein by reference.

27       Financial Data Schedule is filed herewith.

(b) On March 30, 1999, the Company filed a Report on Form 8-K dated March 24, 1999 pertaining to the merger with Norrell Corporation, which merger was consummated on July 2, 1999. The required financial statements and pro forma financial information were filed as part of the registrant's Form S-4 as filed with Securities and Exchange Commission on May 24, 1999.

     On July 1, 1999, the Company filed a report on Form 8-K announcing the completion of the merger with Norrell Corporation.

(c)  Exhibits filed with this form:


Exhibit
Number       Exhibit Name
------       ------------
 27          Financial Data Schedule.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERIM SERVICES INC.
                                           (Registrant)



DATE--                                  BY    /s/ Roy G. Krause
      ------------------                   --------------------------
                                                  Roy G. Krause
                                           Executive Vice President
                                         and Chief Financial Officer
                                         (principal financial officer)




DATE--                                  BY    /s/ Mark W. Smith
      ------------------                  ---------------------------
                                                Mark W. Smith
                                            Vice President, Finance
                                         (principal accounting officer)