Form 10-Q
period 1999-09-24
INTERIM SERVICES INC
filed 1999-11-08
CIK 914536

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 1999

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

             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on October 22, 1999 was 63,517,312.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I        Financial Information

              Item 1. Financial Statements

              Consolidated Statements of Earnings
                  Three Months Ended September 24, 1999 and September 25, 1998;
                  Nine Months Ended September 24, 1999 and September 25, 1998................               1

              Consolidated Balance Sheets
                  September 24, 1999 and December 25, 1998....................................              2

              Consolidated Statements of Cash Flows
                  Nine Months Ended September 24, 1999 and September 25, 1998.................              3

              Notes to Consolidated Financial Statements......................................              4

              Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................              8

              Item 3. Quantitative and Qualitative Disclosures About Market Risk..............             16


PART II       Other Information

              Item 4. Matters Submitted to a Vote of Security Holders ........................             18

              Item 5. Forward-Looking Statements..............................................             18

              Item 6. Exhibits and Reports on Form 8-K........................................             19

              Signatures .....................................................................             22


              PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              INTERIM SERVICES INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     --------------------------    --------------------------
                                                       SEPT. 24,       SEPT. 25,     SEPT. 24,      SEPT. 25,
                                                         1999           1998           1999          1998
                                                     -----------    -----------    -----------    -----------
Revenues .........................................   $   956,419    $   498,051    $ 2,129,525    $ 1,375,864
Cost of services .................................       656,220        314,519      1,406,811        864,898
                                                     -----------    -----------    -----------    -----------

Gross profit .....................................       300,199        183,532        722,714        510,966
                                                     -----------    -----------    -----------    -----------

Selling, general and administrative expenses .....       208,002        128,843        517,435        363,230
Licensee commissions .............................        22,614         13,278         47,843         37,630
Amortization of intangibles ......................        10,240          5,659         23,990         16,542
Interest expense .................................        12,010          7,715         25,496         23,515
Interest income ..................................          (572)        (2,732)        (1,974)        (3,980)
Year 2000 costs ..................................         3,038             --          3,038             --
Restructuring and integration costs ..............        20,864             --         20,864             --
                                                     -----------    -----------    -----------    -----------
                                                         276,196        152,763        636,692        436,937
                                                     -----------    -----------    -----------    -----------
  Earnings before income taxes and
    extraordinary item ...........................        24,003         30,769         86,022         74,029
Income taxes .....................................        10,650         13,748         37,946         32,869
                                                     -----------    -----------    -----------    -----------
   Earnings before extraordinary item ............        13,353         17,021         48,076         41,160
Extraordinary item - early extinguishment of debt,
  net of income taxes ............................            --             --             --          2,773
                                                     -----------    -----------    -----------    -----------
   Net earnings ..................................   $    13,353    $    17,021    $    48,076    $    38,387
                                                     ===========    ===========    ===========    ===========

Basic earnings per share:

Earnings before extraordinary item ...............   $      0.21    $      0.36    $      0.93    $      0.95
Extraordinary item ...............................            --             --             --          (0.06)
                                                     -----------    -----------    -----------    -----------
Net Earnings .....................................   $      0.21    $      0.36    $      0.93    $      0.89
                                                     ===========    ===========    ===========    ===========



Diluted earnings per share:

Earnings before extraordinary item ...............   $      0.21    $      0.35    $      0.91    $      0.93
Extraordinary item ...............................            --             --             --          (0.06)
                                                     -----------    -----------    -----------    -----------
Net earnings .....................................   $      0.21    $      0.35    $      0.91    $      0.87
                                                     ===========    ===========    ===========    ===========

Basic weighted average shares outstanding ........        63,343         47,254         51,901         43,209
                                                     ===========    ===========    ===========    ===========
Diluted weighted average shares outstanding ......        69,409         53,540         57,788         46,590
                                                     ===========    ===========    ===========    ===========




                 See notes to Consolidated Financial Statements.

                              INTERIM SERVICES INC.
                           CONSOLIDATED BALANCE SHEETS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           (UNAUDITED)
                                                                                          SEPT. 24, 1999   DEC. 25, 1998
                                                                                          --------------   -------------
                                             ASSETS
Current Assets:
  Cash and cash equivalents ............................................................   $    48,602    $   153,314
  Receivables, less allowance for doubtful accounts of $17,119 and $8,937 ..............       611,320        327,296
  Other current assets .................................................................        88,045         64,164
                                                                                           -----------    -----------
        Total current assets ...........................................................       747,967        544,774
  Goodwill, net ........................................................................     1,240,738        705,837
  Tradenames and other intangibles, net ................................................       205,249        213,357
  Property and equipment, net ..........................................................       130,480         90,622
  Other assets .........................................................................       174,435         58,854
                                                                                           -----------    -----------
                                                                                           $ 2,498,869    $ 1,613,444
                                                                                           ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt ....................................................   $   176,661    $    21,943
  Due to Computer Power shareholders ...................................................            --        111,008
  Accounts payable and other accrued expenses ..........................................       198,252        101,469
  Accrued salaries, wages and payroll taxes ............................................       194,843        114,015
  Other current liabilities ............................................................        25,965         36,173
                                                                                           -----------    -----------
        Total current liabilities ......................................................       595,721        384,608
Long-term debt .........................................................................       659,888        426,856
Other long-term liabilities ............................................................       111,046         64,040

Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or
     outstanding .......................................................................            --             --
  Common stock, par value $.01 per share; authorized 200,000,000 and 100,000,000 shares
     respectively; issued 65,280,900 and 47,335,654 ....................................           653            473
  Treasury stock, at cost, 1,907,260 shares ............................................       (35,186)            --
  Additional paid-in capital ...........................................................       861,948        468,032
  Retained earnings ....................................................................       310,341        262,265
  Accumulated other comprehensive income/(loss) ........................................        (5,542)         7,170
                                                                                           -----------    -----------
        Total stockholders' equity .....................................................     1,132,214        737,940
                                                                                           -----------    -----------
                                                                                           $ 2,498,869    $ 1,613,444
                                                                                           ===========    ===========




                 See notes to Consolidated Financial Statements.

                              INTERIM SERVICES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                                        NINE MONTHS ENDED
                                                                                 -------------------------------
                                                                                 SEPT. 24, 1999   SEPT. 25, 1998
                                                                                 --------------   --------------
Cash Flows from Operating Activities:
  Net earnings before extraordinary item .....................................      $  48,076       $  41,160
  Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation and amortization ...........................................         45,761          33,018
     Restructuring charge ....................................................         12,650              --
     Changes in assets and liabilities, net of effects of acquisitions:
       Receivables ...........................................................        (87,146)        (56,813)
       Other assets ..........................................................         (1,980)        (13,009)
       Accounts payable and accrued liabilities ..............................         11,538          31,199
       Other .................................................................          4,061             261
                                                                                    ---------       ---------
         Net Cash Provided by Operating Activities ...........................         32,960          35,816
                                                                                    ---------       ---------

Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired .........................................       (260,294)        (90,997)
  Capital expenditures .......................................................        (35,988)        (25,450)
                                                                                    ---------       ---------
         Net Cash Used in Investing Activities ...............................       (296,282)       (116,447)
                                                                                    ---------       ---------

Cash Flows from Financing Activities:
  Debt proceeds ..............................................................        378,319         207,802
  Debt repayments ............................................................       (127,891)       (180,505)
  Net proceeds from common stock offering ....................................             --         197,140
  Purchase of treasury stock .................................................        (89,368)             --
  Other, net .................................................................         (2,450)          9,188
                                                                                    ---------       ---------
         Net Cash Provided by Financing Activities ...........................        158,610         233,625
                                                                                    ---------       ---------
  (Decrease)/increase in cash and cash equivalents ...........................       (104,712)        152,994
  Cash and cash equivalents, beginning of period .............................        153,314          15,570
                                                                                    ---------       ---------
  Cash and cash equivalents, end of period ...................................      $  48,602       $ 168,564
                                                                                    =========       =========
Non-cash activities:
  Stock issuance in connection with the Norrell merger........................      $ 431,283       $      --
                                                                                    =========       =========
  Reissuance of treasury stock in connection with the Norrell merger..........      $  54,182       $      --
                                                                                    =========       =========




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

         The consolidated financial statements for the three and nine months ended September 24, 1999 and September 25, 1998 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Results for the three and nine months ended September 24, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.       Comprehensive Income

         Comprehensive income, which totaled $20.6 million and $25.8 million for the three months ended September 24, 1999 and September 25, 1998, respectively, is comprised of net earnings of $13.4 million and $17.0 million, respectively, and foreign currency translation adjustments of $7.2 million and $8.8 million, respectively.

         Comprehensive income, which totaled $35.4 million and $43.9 million for the nine months ended September 24, 1999 and September 25, 1998, respectively, is comprised of net earnings of $48.1 million and $38.4 million, respectively, and foreign currency translation adjustments of ($12.7) million and $5.5 million, respectively.

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


                                                                           THREE MONTHS ENDED
                                                    (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        ------------------------------------------------------------------------------------------
                                                  SEPTEMBER 24, 1999                                SEPTEMBER 25, 1998
                                        ----------------------------------------          ----------------------------------------
                                            NET                        PER-SHARE              NET                        PER-SHARE
                                          EARNINGS        SHARES        AMOUNT              EARNINGS        SHARES         AMOUNT
                                        ------------      ------       ---------          ------------      ------       ---------
Basic EPS .........................       $13,353         63,343       $   0.21              $17,021        47,254        $   0.36
                                                                       ========                                           ========
Effect of Dilutive Securities:
  Stock options and other dilutive
    securities ...................             --            517                                  --           737
  Convertible subordinated notes..          1,512          5,549                               1,501         5,549
                                          -------        -------                             -------       -------
Diluted EPS ......................        $14,865         69,409      $    0.21              $18,522        53,540        $   0.35
                                          =======        =======      =========              =======       =======        ========


                                                                             NINE MONTHS ENDED
                                                        (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          -------------------------------------------------------------------------------------
                                                     SEPTEMBER 24, 1999                         SEPTEMBER 25, 1998
                                          -----------------------------------------  ------------------------------------------
                                                                                     EARNINGS
                                                                                     BEFORE
                                            NET                      PER-SHARE     EXTRAORDINARY                 PER-SHARE
                                          EARNINGS        SHARES       AMOUNT           ITEM          SHARES       AMOUNT
                                         ----------       ------     ---------     -------------      ------     ---------
Basic EPS.............................   $   48,076       51,901     $    0.93        $ 41,160        43,209      $  0.95
                                                                     =========                                    =======
Effect of Dilutive Securities:
  Stock options and other dilutive
    securities........................           --          338                            --           925
  Convertible subordinated notes......        4,549        5,549                         1,957         2,456
                                         ----------      -------                      --------        ------
Diluted EPS...........................   $   52,625       57,788     $    0.91        $ 43,117        46,590      $  0.93
                                         ==========      =======     =========        ========        ======      =======


4.       Segment Information

         The Company operates within the staffing industry in 12 countries around the world: Australia, Canada, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, the United Kingdom and the United States. The Company considers its operating segments to be North America, Europe and Australia/Asia. These operating segments generally follow the management organization structure of the Company and also represent, in the opinion of management, the most meaningful aggregation of the Company's multiple operating units across the world. This aggregation is based upon geographic similarities including market growth rates, profitability, foreign currency exposure and local laws and regulations. In each of these operating segments the Company's five services, consulting, managed staffing, outsourcing, search/recruitment and flexible staffing, are provided. The Company evaluates the performance of its operating segments and allocates resources to them based on revenues, gross profit and segment contribution. Segment contribution is defined as income before Year 2000 costs, restructuring and integration costs, central costs, interest and income taxes. All intercompany revenues and expenses are eliminated in computing segment revenues, gross profit and segment contribution. Prior years' data has been restated to conform to the current year reportable operating segments presentation.

         Information on operating segments and a reconciliation to earnings before income taxes for the three and nine months ended September 24, 1999 and September 25, 1998 are as follows (in thousands):


                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                      -------------------------------    -------------------------------
                                      SEPTEMBER 24,     SEPTEMBER 25,    SEPTEMBER 24,     SEPTEMBER 25,
                                         1999               1998             1999              1998
                                      -------------     -------------    -------------     -------------
REVENUES:
  North America ..............        $  717,460        $  361,576        $1,479,342        $1,016,732
  Europe .....................           171,821           122,231           461,254           321,658
  Australia/Asia .............            67,138            14,244           188,929            37,474
                                      ----------        ----------        ----------        ----------
                                      $  956,419        $  498,051        $2,129,525        $1,375,864
                                      ==========        ==========        ==========        ==========
GROSS PROFIT:
  North America ..............        $  190,892        $  112,566        $  421,709        $  315,037
  Europe .....................            85,755            63,999           236,457           176,475
  Australia/Asia .............            23,552             6,967            64,548            19,454
                                      ----------        ----------        ----------        ----------
                                      $  300,199        $  183,532        $  722,714        $  510,966
                                      ==========        ==========        ==========        ==========
SEGMENT CONTRIBUTION:
  North America ..............        $   47,205        $   31,428        $  108,872        $   83,395
  Europe .....................            21,330            16,011            56,846            44,066
  Australia/Asia .............             5,852             1,756            13,664             3,806
                                      ----------        ----------        ----------        ----------
                                          74,387            49,195           179,382           131,267

  Central costs ..............            15,044            13,443            45,936            37,703
  Year 2000 costs ............             3,038                --             3,038                --
  Restructuring and
    integration costs ........            20,864                --            20,864                --
  Interest, net ..............            11,438             4,983            23,522            19,535
                                      ----------        ----------        ----------        ----------
  Earnings before income taxes
    and extraordinary item ...        $   24,003        $   30,769        $   86,022        $   74,029
                                      ==========        ==========        ==========        ==========

5.       Norrell Merger and Other Acquisitions

         On July 2, 1999, the Company completed its previously announced merger with Norrell Corporation ("Norrell"). Norrell shareholders received either a 0.9 share of Interim common stock or a cash payment of $18.76 per share. The holders of approximately 13% of Norrell's common stock elected to receive cash in lieu of Interim stock and Interim issued approximately 20.8 million shares to former Norrell shareholders and converted existing Norrell stock options into options to purchase approximately 1.6 million shares of Interim common stock. The value of the transaction, based upon the closing price of Interim stock on June 30, 1999 and including debt assumed, was approximately $650.0 million.

         In contemplation of the merger with Norrell, the Company completed a plan of financing which included increasing the size of the senior credit facility from $359.2 million to $675.0 million, adding a facility secured by the Company's accounts receivable of $250.0 million ($150.0 million drawn) and issuing $53.0 million in Australian dollar term financing. The existing senior credit facility's term was extended to 2004. The outstanding balance under this facility was $256.0 million at June 25, 1999. The debt backed by accounts receivable and the Australian financing were used to repay existing indebtedness of Norrell, fund the cash portion of the purchase price and fund transaction costs associated with the merger.

         The merger has been accounted for using the purchase method of accounting, and Norrell's tangible and intangible assets and liabilities have been adjusted to their fair market values in the accompanying balance sheet. Any excess consideration paid by Interim over the fair market value of Norrell's net assets has been allocated to goodwill and other intangibles.

         The following table presents unaudited proforma consolidated operating results as if the Company's acquisition of Norrell had been consummated as of December 27, 1997. The unaudited pro forma results include adjustments to historical amounts including additional amortization of the excess of costs over the fair value of net assets acquired, increased interest on borrowings to finance the acquisition, reduced depreciation related to the disposition and write-down of certain fixed assets and the elimination of the operating results of Norrell's health care division which has been classified as assets held for sale subsequent to the acquisition. The proforma consolidated operating results do not purport to present actual operating results had the acquisition been made at the beginning of fiscal 1998, or the results which may occur in the future.

                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                       NINE MONTHS ENDED
                                                                            ----------------------------------------
                                                                            SEPTEMBER 24, 1999    SEPTEMBER 25, 1998
                                                                            ------------------    ------------------
             Revenues                                                           $2,854,847          $ 2,394,349
                                                                                ==========          ===========
             Net earnings before extraordinary item                             $   55,266          $    60,714
                                                                                ==========          ===========
             Net earnings                                                       $   55,266          $    57,941
                                                                                ==========          ===========
             Diluted earnings per share                                         $     0.87          $      0.88
                                                                                ==========          ===========

         During the nine months ended September 24, 1999, the Company completed acquisitions excluding Norrell for total cash consideration of approximately $61.5 million and made the final payment associated with the 1998 acquisition of Computer Power Group Limited ("Computer Power") in the amount of approximately $111.0 million.

6.       Restructuring and Integration

         During the third quarter of 1999, the Company incurred approximately $20.9 million of restructuring and integration costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of the Company, as a result of the Norrell acquisition, will be eliminated.

         Restructuring costs and charges of approximately $12.8 million include employee severance costs of approximately $3.7 million and facility closure costs of $7.0 million primarily relating to the elimination of redundant branch locations. The employee severance related to approximately 160 positions from various job functions, of which approximately 25 were terminated and $0.5 million was paid as of September 24, 1999. The facility closure costs include approximately $5.0 million in lease termination costs and approximately $2.0 million in losses on the disposition of facility related fixed assets, primarily the write-off of leasehold improvements on closed branch locations and write-down of furniture and fixtures to their estimated fair value, determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense associated with the leasehold improvements and furniture and fixtures to be disposed of amounted to approximately $0.6 million for the nine months ended September 24, 1999. As of September 24, 1999 severance and lease termination costs of approximately $8.0 million are included in the caption "accounts payable and other accrued expenses" in the accompanying Consolidated Balance Sheet.

         In addition, as part of the Plan, the Company recorded a charge of approximately $2.0 million for the write-off of certain software programs that will no longer be utilized as a result of the acquisition. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down.

         Integration costs of approximately $8.1 million include approximately $3.6 million in costs relating to employees who will be severed and are involved solely in exit functions and systems conversions, approximately $2.6 million for a one-time acquisition completion incentive bonus, approximately $0.7 million in relocation of employees and approximately $1.2 million in other related integration costs. As of September 24, 1999 all of these charges have been paid.

7.       Extraordinary Item

         In June 1998 the Company used a portion of net proceeds from a common stock and notes offering to repay its U.S. dollar denominated term loan (the "term loan") and U.S. dollar denominated amounts outstanding under its revolving credit facility. The prepayment of the term loan and the termination of the related interest rate swap agreements resulted in an extraordinary charge for early extinguishment of debt of $2.8 million ($4.6 million before tax) or $0.06 per diluted share in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION

         Interim is a leader in identifying, assessing, deploying and measuring talent for a wide variety of businesses. The Company is organized into three operating segments, North America, Europe and Australia/Asia. In each of its operating segments, Interim provides five services. The Company's five services are: (1) consulting - including outplacement, executive coaching and information technology ("IT") consulting; (2) managed staffing - such as temporary and permanent workforce management, which includes Interim On-Premise and vendor management;
         (3) outsourcing - includes functional management and staffing of various administrative functions, including full service call center management; (4) search/recruitment - such as contingency recruiting and executive retained search; and (5) flexible staffing - temporary personnel from administrative personnel to executives.

         Acquisition of Norrell Corporation

         On July 2, 1999, the Company completed its previously announced merger with Norrell Corporaton ("Norrell"). Under the terms of the merger, the shareholders of Norrell received in exchange for each share of Norrell's common stock either a 0.9 share of Interim's common stock or a cash payment of $18.76. The holders of approximately 13% of Norrell's common stock elected to receive the cash payment which amounted to approximately $75.6 million. Accordingly, Interim issued approximately
         20.8 million shares of Interim's common stock to former Norrell shareholders and converted existing options to purchase Norrell common stock into options to purchase approximately 1.6 million shares of Interim common stock. The value of the transaction based upon the closing price of Interim common stock on June 30, 1999 was approximately $650.0 million.

         Norrell is a strategic workforce management company focusing on IT consulting, flexible staffing (including IT, accounting, administrative and light industrial) and outsourcing. Norrell's revenues for its fiscal year ended November 1, 1998 were approximately $1.4 billion. Operations of Norrell were combined with Interim's existing operating segments effective with the completion of the merger and management of both companies' operations have been combined. As such, all the discussion in the following Management's Discussion and Analysis includes Norrell's operations in Interim's operating segments and services from July 2, 1999.

         RESULTS OF OPERATIONS

                                                  THREE MONTHS ENDED
                                 -----------------------------------------------------
                                 SEPTEMBER 24,               SEPTEMBER 25,
                                     1999       % OF TOTAL       1998       % OF TOTAL
                                 -------------  ----------   -------------  ----------
REVENUES:
  Consulting .................     $163,335          17.1%     $ 75,163          15.1%
  Managed Staffing ...........      190,026          19.9%       78,954          15.9%
  Outsourcing ................       71,106           7.4%        5,618           1.1%
  Search/Recruitment .........       86,304           9.0%       67,361          13.5%
  Flexible Staffing ..........      445,648          46.6%      270,955          54.4%
                                   --------      --------      --------      --------
                                   $956,419         100.0%     $498,051         100.0%
                                   ========      ========      ========      ========


                                               % OF REVENUES              % OF REVENUES
                                               -------------              -------------
GROSS PROFIT:
  Consulting .................     $ 64,009          39.2%     $ 29,128          38.8%
  Managed Staffing ...........       37,170          19.6%       15,885          20.1%
  Outsourcing ................       11,646          16.4%        1,584          28.2%
  Search/Recruitment .........       86,304         100.0%       67,361         100.0%
  Flexible Staffing ..........      101,070          22.7%       69,574          25.7%
                                   --------      --------      --------      --------
                                   $300,199          31.4%     $183,532          36.9%
                                   ========      ========      ========      ========

                                                   NINE MONTHS ENDED
                                ------------------------------------------------------
                                SEPTEMBER 24,                SEPTEMBER 25,
                                    1999        % OF TOTAL      1998        % OF TOTAL
                                ------------    ---------    -------------  ----------
REVENUES:
  Consulting .................   $  380,579          17.9%   $  202,255          14.7%
  Managed Staffing ...........      357,007          16.8%      216,060          15.7%
  Outsourcing ................       85,493           4.0%       15,013           1.1%
  Search/Recruitment .........      240,579          11.3%      192,868          14.0%
  Flexible Staffing ..........    1,065,867          50.0%      749,668          54.5%
                                 ----------      --------    ----------      --------
                                 $2,129,525         100.0%   $1,375,864         100.0%
                                 ==========      ========    ==========      ========

                                              % OF REVENUES                 % OF REVENUES
                                              -------------                 -------------
GROSS PROFIT:
  Consulting .................     $154,405          40.6%     $ 77,532          38.3%
  Managed Staffing ...........       69,464          19.5%       43,482          20.1%
  Outsourcing ................       15,729          18.4%        4,549          30.3%
  Search/Recruitment .........      240,579         100.0%      192,868         100.0%
  Flexible Staffing ..........      242,537          22.8%      192,535          25.7%
                                   --------      --------      --------      --------
                                   $722,714          33.9%     $510,966          37.1%
                                   ========      ========      ========      ========


         REVENUES. Revenues in the third quarter of 1999 increased 92% to $956.4 million compared with $498.1 million in the third quarter of 1998. In the first nine months of 1999 revenue increased 55% to $2.1 billion from $1.4 billion in the first nine months of 1998. Excluding the impact of Norrell, revenues increased 28% and 31% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998. Consulting revenues (excluding Norrell) increased 47% and 62% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998. Consulting growth reflects the fourth quarter 1998 acquisitions of Computer Power Group Limited ("Computer Power") in Australia and Ouranos Informatica Groep B.V. ("Ouranos") in The Netherlands as well as strong organic growth in IT consulting. Organic growth rates in IT consulting slowed in the third quarter compared with growth rates during the first half of the year due to weakening of demand for IT services in both the United States and United Kingdom. Managed staffing revenues (excluding Norrell) increased 24% and 23% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998 reflecting the continued expansion in North America of both the Interim On-Premise program and technology help-desk services. The increase in outsourcing revenues in both 1999 periods was due to the Norrell merger. Search/recruitment revenues (excluding Norrell) increased 19% and 22% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998 due to strong organic growth primarily in European finance, sales and marketing recruitment. Flexible staffing revenues (excluding Norrell) increased 25% and 28% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998. Flexible staffing growth rates reflect strong organic growth within all operating segments and with most skill types. Finance and accounting flexible staffing worldwide was particularly strong in both 1999 periods compared with 1998. The acquisitions of AGO Uitzendbureau ("AGO") in The Netherlands in July 1998, Computer Power in December 1998, Tutor Recursos Humanos ("Tutor") in March 1999 and the conversion of a franchise operation to Company owned also impacted flexible staffing growth rates. Operations of Company owned branches also positively impacted flexible staffing growth in the same periods.

         GROSS PROFIT. Gross profit in the third quarter of 1999 increased 64% to $300.2 million compared with $183.5 million in the third quarter of 1998. In the first nine months of 1999 gross profit increased 41% to $722.7 million from $511.0 million in the first nine months of 1998. Gross profit margins were 31.4% and 33.9% during the third quarter and first nine months of 1999, respectively, compared with 36.9% and 37.1% during the third quarter and first nine months of 1998, respectively. Excluding the impact of Norrell in the third quarter of 1999, gross profit margins were 36.0% in both the third quarter and first nine months of 1999. The Norrell merger had the impact of lowering overall gross profit margins due primarily to a higher proportion of outsourcing business and its flexible staffing business which has slightly lower gross profit rates than Interim's existing flexible staffing. Margins (excluding Norrell) in both 1999 periods were slightly lower than the comparable 1998 periods due to the inclusion this year of Computer Power's flexible staffing, lower pricing associated with business expansion at existing On-Premise clients and higher self-insured workers' compensation costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 61% to $208.0 million compared with $128.8 million in the third quarter of 1998. In the first nine months of 1999 selling, general and administrative expenses increased 42% to $517.4 million from $363.2 million in the first nine months of 1998. Selling, general and administrative expenses as a percentage of revenues were 21.8% and 24.3% during third quarter and first nine months of 1999, respectively, compared with 25.9% and 26.4% during the third quarter and first nine months of 1998, respectively. Comparisons of selling, general and administrative expenses excluding Norrell are less relevant as the functions and activities included in this caption were consolidated and rationalized during third quarter 1999. Selling, general and administrative expenses as a percentage of revenues declined in both 1999 periods with higher revenues allowing greater leveraging of expenses. In addition, Norrell's outsourcing business which has a lower proportionate amount of selling, general and administrative costs, had the effect of lowering selling, general and administrative costs as a percentage of revenues in both 1999 periods compared with the same 1998 periods. These positive trends within selling, general and administrative costs were somewhat offset as the Company continued to deploy new technology including a new front-office system within its North American flexible staffing offices and continued the consolidation of its North American back office operations.

         LICENSEE COMMISSIONS. Licensee commissions increased 70% to $22.6 million compared with $13.3 million in the third quarter of 1998. In the first nine months of 1999 licensee commissions increased 27% to $47.8 million from $37.6 million in the first nine months of 1998. Licensee commissions (excluding Norrell) in the third quarter and first nine months of 1999 were $14.1 million and $39.3 million, respectively, and increased consistent with the growth of Interim licensee revenue. Licensee commissions as a percentage of revenue decreased during the third quarter due to Norrell whose licensee commissions have a lower commission structure than Interim.

         AMORTIZATION OF INTANGIBLES. Amortization expense increased 81% to $10.2 million compared with $5.7 million in the third quarter of 1998. In the first nine months of 1999 amortization expense increased 45% to $24.0 million from $16.5 million in the first nine months of 1998. The increase in both 1999 periods compared with same periods in 1998 reflects the increase in intangible assets arising from acquisitions. Amortization expense in the third quarter related to the goodwill recorded as a result of the Norrell merger was $3.1 million.

         INTEREST EXPENSE. Interest expense increased 56% to $12.0 million compared with $7.7 million in the third quarter of 1998. In the first nine months of 1999 interest expense increased 8% to $25.5 million from $23.5 million in the first nine months of 1998. The increases in both 1999 periods compared with 1998 resulted from borrowings primarily associated with the Norrell merger and the Computer Power acquisition. The Company had average borrowings outstanding during the third quarter and first nine months of 1999 of $771.1 million and $577.9 million, respectively, at an average rate of 6.1% in the third quarter and 5.8% in the first nine months. The Company had average borrowings outstanding during the third quarter and first nine months of 1998 of $459.1 million and $454.9 million, respectively, at an average rate of 6.7% in the third quarter and 6.9% in the first nine months.

         INTEREST INCOME. Interest income in the third quarter decreased to $0.6 million from $2.7 million in the prior year period. During the first nine months of 1999 interest income was $2.0 million compared with $4.0 million in the same 1998 period. Higher interest income in both 1998 periods resulted from higher cash balances resulting from the second quarter of 1998 common stock and notes offerings.

         YEAR 2000 COSTS. Year 2000 costs represent the costs associated with remediating Norrell's application systems - see Year 2000 Compliance below.

         RESTRUCTURING AND INTEGRATION COSTS. During the third quarter of 1999, the Company incurred $20.9 million of restructuring and integration costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of the Company, as a result of the Norrell acquisition, will be eliminated.

         Restructuring costs and charges of approximately $12.8 million include employee severance costs of approximately $3.7 million and facility closure costs of $7.0 million primarily relating to the elimination of redundant branch locations. The employee severance related to approximately 160 positions from various job functions. The facility closure costs include approximately $5.0 million in lease termination costs and approximately $2.0 million in losses on the disposition of facility related fixed assets, primarily the write-off of leasehold improvements on closed branch locations and write-down of furniture and fixtures to their estimated fair value, determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment.

         In addition, as part of the Plan, the Company recorded a charge of approximately $2.0 million for the write-off of certain software programs that will no longer be utilized as a result of the acquisition. These assets were taken out of service at the time of the write-down and consequently will not be depreciated further.

         Integration costs of approximately $8.1 million include approximately $3.6 million in costs relating to employees who will be severed and are involved solely in exit functions and systems conversions, approximately $2.6 million for a one-time acquisition completion incentive bonus paid, approximately $0.7 million in relocation costs paid and approximately $1.2 million in other related integration costs. As of September 24, 1999 all of these charges have been paid.

         INCOME TAXES. The effective tax rate for the third quarter of 1999 was 44.4% compared with 44.7% in 1998. During the first nine months of 1999 the effective tax rate was 44.1% compared with 44.4% in 1998.

         NET EARNINGS. Excluding the after tax impact of the Year 2000 costs and restructuring and integration costs, earnings per share in the third quarter and first nine months of 1999 were $0.42 and $1.16, respectively. These per share amounts represent an increase in the third quarter and first nine months of 1999 of 20% and 25%, respectively, compared with the same periods in 1998. Net earnings decreased 22% to $13.4 million ($0.21 per diluted share) compared with $17.0 million ($0.35 per diluted share) in the third quarter of 1998. In the first nine months of 1999 net earnings before the extraordinary item in 1998, increased 17% to $48.1 million ($0.91 per diluted share) from $41.2 million ($0.93 per diluted share) in the first nine months of 1998. Earnings per share decreased 40% in the third quarter of 1999 compared with the same 1998 period and decreased 2% in the first nine months of 1999 compared with the same 1998 period. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) for the third quarter of 1999 was 69.4 million compared with 53.5 million in the same 1998 period. Weighted average shares for the first nine months of 1999 were 57.8 million compared with 46.6 million for the same 1998 period. Higher average shares in both 1999 periods reflect issuance of
         20.8 million shares in July related to the Norrell merger.

OPERATING SEGMENTS

         Information on operating segments and a reconciliation to earnings before income taxes for the three and nine months ended September 24, 1999 and September 25, 1998 are as follows (in thousands):

                                                    THREE MONTHS ENDED
                                   -------------------------------------------------
                                       SEPTEMBER 24, 1999         SEPTEMBER 25, 1998
                                   -----------------------      ----------------------
                                                % OF TOTAL                  % OF TOTAL
                                                ----------                  ----------
REVENUES:
  North America ..............     $717,460          75.0%     $361,576          72.6%
  Europe .....................      171,821          18.0%      122,231          24.5%
  Australia/Asia .............       67,138           7.0%       14,244           2.9%
                                   --------      --------      --------      --------
                                   $956,419         100.0%     $498,051         100.0%
                                   ========      ========      ========      ========



                                              % OF REVENUES                % OF REVENUES
                                              -------------                -------------
GROSS PROFIT:
  North America ..............     $190,892          26.6%     $112,566          31.1%
  Europe .....................       85,755          49.9%       63,999          52.4%
  Australia/Asia .............       23,552          35.1%        6,967          48.9%
                                   --------      --------      --------      --------
                                   $300,199          31.4%     $183,532          36.9%
                                   ========      ========      ========      ========



                                              % OF REVENUES                % OF REVENUES
                                              -------------                -------------
SEGMENT CONTRIBUTION:
  North America ..............     $ 47,205           6.6%     $ 31,428           8.7%
  Europe .....................       21,330          12.4%       16,011          13.1%
  Australia/Asia .............        5,852           8.7%        1,756          12.3%
                                   --------      --------      --------      --------
                                     74,387           7.8%       49,195           9.9%
                                                 ========                    ========

  Central costs ..............       15,044                      13,443
  Year 2000 costs ............        3,038                          --
  Restructuring and
    integration costs.........       20,864                          --
  Interest, net ..............       11,438                       4,983
                                   --------                    --------
  Earnings before income taxes     $ 24,003                    $ 30,769
                                   ========                    ========


                                                    NINE MONTHS ENDED
                                   -------------------------------------------------
                                       SEPTEMBER 24, 1999         SEPTEMBER 25, 1998
                                   -----------------------      ----------------------
                                                % OF TOTAL                  % OF TOTAL
                                                ----------                  ----------
REVENUES:
  North America ..............     $1,479,342          69.5%   $1,016,732          73.9%
  Europe .....................        461,254          21.6%      321,658          23.4%
  Australia/Asia .............        188,929           8.9%       37,474           2.7%
                                   ----------      --------    ----------      --------

                                   $2,129,525         100.0%   $1,375,864         100.0%
                                   ==========      ========    ==========      ========



                                              % OF REVENUES                % OF REVENUES
                                              -------------                -------------
GROSS PROFIT:
  North America ..............     $  421,709          28.5%   $  315,037          31.0%
  Europe .....................        236,457          51.3%      176,475          54.9%
  Australia/Asia .............         64,548          34.2%       19,454          51.9%
                                   ----------      --------    ----------      --------
                                   $  722,714          33.9%   $  510,966          37.1%
                                   ==========      ========    ==========      ========



                                              % OF REVENUES                % OF REVENUES
                                              -------------                -------------
SEGMENT CONTRIBUTION:
  North America ..............     $  108,872           7.4%   $   83,395           8.2%
  Europe .....................         56,846          12.3%       44,066          13.7%
  Australia/Asia .............         13,664           7.2%        3,806          10.2%
                                   ----------      --------    ----------      --------
                                      179,382           8.4%      131,267           9.5%
                                   ==========      ========    ==========      ========

  Central costs ..............         45,936                      37,703
  Year 2000 costs ............          3,038                          --
  Restructuring and
      integration costs.......         20,864                          --
  Interest, net ..............         23,522                      19,535
                                   ----------                  ----------

  Earnings before income taxes
   and extraordinary item.....     $   86,022                  $   74,029
                                   ==========                  ==========

         NORTH AMERICA. North American revenues represented 75% and 70% of total revenues for the third quarter and first nine months of 1999, respectively. Revenues in the third quarter of 1999 increased 98% to $717.5 million compared with $361.6 million in the third quarter of 1998. In the first nine months of 1999 revenue increased 46% to $1.5 billion from $1.0 billion in the first nine months of 1998. Excluding the impact of Norrell, revenues increased 14% and 16% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998. Gross profit for the third quarter and first nine months of 1999 increased 70% and 34%, respectively, compared with the same 1998 periods. Excluding the impact of Norrell, gross profit increased 13% in both the third quarter and first nine months of 1999 compared with the same periods in 1998. Segment contribution (income before Year 2000, restructuring and integration costs, central costs, interest and income taxes) for the third quarter and first nine months of 1999 increased 50% and 31%, respectively, compared with the same 1998 periods. Higher revenues (excluding Norrell) for the third quarter and first nine months of 1999 compared with the same prior year periods resulted from strong organic growth rates in most service offerings. Particularly strong growth rates were achieved for Interim On-Premise in both 1999 periods and within IT consulting and staffing during the first six months of 1999. Segment contribution rates decreased in both 1999 periods compared with 1998 reflecting the impact that the Norrell business units have on overall profitability. Segment contribution was also impacted by the costs associated with the deployment of new technology including a new front-office system within its North American flexible staffing offices and the consolidation of the North American back office operations.

         EUROPE. European revenues represented 18% and 22% of total revenues for third quarter and first nine months of 1999, respectively. Revenues in the third quarter of 1999 increased 41% to $171.8 million compared with $122.2 million in the third quarter of 1998. In the first nine months of 1999 revenue increased 43% to $461.3 million from $321.7 million in the first nine months of 1998. Excluding the impact of Norrell, revenues increased 27% and 38% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998. Gross profit for the third quarter and first nine months of 1999 both increased 34% compared with the same 1998 periods. Excluding the impact of Norrell, gross profit increased 22% and 30% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998. Segment contribution for the third quarter and first nine months of 1999 increased 33% and 29%, respectively, compared with the same 1998 periods. Factors contributing to the increase in revenues, gross profit and segment contribution include the acquisitions of AGO in July 1998, Ouranos in November 1998 and Tutor in March 1999 combined with strong organic growth primarily in finance, sales and marketing flexible staffing and search/recruitment. The decrease in European gross profit margin is primarily due to increased flexible staffing revenues as a percentage of total revenues. Flexible staffing gross profit margins are lower than search/recruitment margins. The decrease in segment contribution as a percentage of revenues in both 1999 periods compared with 1998 resulted primarily from the lower gross profit margin.

         AUSTRALIA/ASIA. Australian/Asian revenues represented 7% and 9% of total revenues for third quarter and first nine months of 1999, respectively. Revenues in the third quarter and first nine months of 1999 increased significantly to $67.1 million and $188.9 million, respectively. Gross profit for the third quarter of 1999 increased to $23.6 million from $7.0 million in the prior year. Gross profit for the first nine months of 1999 increased to $64.5 million from $19.5 million in the same 1998 period. Segment contribution for the third quarter of 1999 increased to $5.9 million from $1.8 million in 1998. Segment contribution was $13.7 million during the first nine months of 1999 compared with $3.8 million in the same 1998 period. The decrease in Australian/Asian gross profit margin and segment contribution margin in both 1999 periods compared with 1998 is due to the addition of a significant amount of flexible staffing revenue with the acquisition of Computer Power.

         LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW

         Cash provided by operating activities for the nine months ended September 24, 1999 was $33.0 million compared with $35.8 million in the prior year. Lower operating cash flows during 1999 are primarily due to higher cash payments to settle liabilities assumed in the merger with Norrell. These payments combined with a change in the timing of estimated tax payments in the United Kingdom more than offset higher 1999 earnings. Days sales outstanding were approximately the same in both periods.

         Investing activities used $296.3 million for the nine months ended September 24, 1999 primarily due to the acquisition of Norrell on July 2, 1999 which included cash payments of $87.8 million and the remaining payments made in the first quarter of 1999 on the December 1998 acquisition of Computer Power. Investing activities used $116.4 million for the nine months ended September 25, 1998. Also contributing to the higher 1999 investing activities were first quarter acquisitions in the areas of European and North American flexible staffing. Investing activities also included $36.0 million of capital expenditures, primarily for new computer hardware and software to continue to upgrade and expand the Company's information technology capabilities and new office related expenditures.

         Cash provided by financing activities was $158.6 million for the nine months ended September 24, 1999 and primarily reflects net borrowings for the Norrell acquisition, offset by $89.4 million of purchases of the Company's common stock. As part of the acquisition of Norrell, the Company assumed $125.5 million in existing Norrell debt, which was repaid with the proceeds of borrowings under the Company's credit facilities.

         The Company repurchased approximately 5.2 million shares of common stock during the first nine months of 1999 of which 3.3 million shares were purchased for $54.2 million in contemplation of the Norrell merger and were reissued during July 1999. The Company has adopted an on-going share buyback program to offset the dilutive impact of its employee stock purchase plan and deferred compensation plan issuances. Under this program the Company periodically buys shares in the open market. In addition, on September 9, 1999 the Company's Board of Directors approved an additional, accelerated program to repurchase in the open market, up to 3.0 million shares of the Company's common stock over the next 12 months. As of September 24, 1999, the Company had purchased 1.9 million shares under these plans.

         During the third quarter, the Company completed a plan of financing which included increasing the size of the senior credit facility from $359.2 million to $675.0 million, adding a facility secured by the Company's accounts receivable of $250.0 million ($150.0 million drawn) and issuing $53.0 million in Australian dollar term financing. The existing senior credit facility's term was extended to 2004. The outstanding balance under this facility was $383.3 million at September 24, 1999. The debt backed by accounts receivable and the Australian financing was used to repay existing indebtedness of Norrell, fund the cash portion of the purchase price and fund transaction costs associated with the merger. The Company has over $400.0 million of available capacity allowed under its current credit facilities to fund its operating requirements.

         YEAR 2000 COMPLIANCE

         As discussed in both the Company's 1998 Annual Report on Form 10-K and the Form 10-K of Norrell, it was determined that certain application systems required upgrading to ensure operability after the year 1999. As of October 31, 1999, substantially all of the Company's applications (including those of Norrell) are tested, implemented and validated, with the exception of one payroll system. This remaining system processes full time payroll for administrative personnel and one technology subsidiary and will be migrated to a Year 2000 ready system during the fourth quarter of 1999.

         The Company has contacted all material vendors and others on whom it relies to assure that their systems will be converted in a timely fashion. Based on current information received, the Company does not foresee any material potential risk with its significant vendors and business partners, but is in the process of obtaining final certifications from vendors who have only recently completed their efforts. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company is developing contingency plans should any of its material vendors not be Year 2000 ready.

         The Company estimates that the total cost of its Year 2000 project (excluding Norrell) will not exceed $750,000, which includes both personnel costs related to project management, programming and hardware and software upgrades. Of this total, approximately $629,000 has been incurred as of September 24, 1999. Total estimated costs to remediate the Norrell systems are not expected to exceed $21.0 million, of which $19.5 million has been incurred and expensed (with $16.5 million incurred and expensed prior to the merger with Interim). Year 2000 expenses for the quarter ended September 24, 1999 were $3.0 million.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 24, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on the Company's financial condition.

         The Company's outstanding debt under the senior credit facility and other borrowings, excluding the convertible subordinated notes, at September 24, 1999 was $629.7 million. Interest rates on these borrowings are based on LIBOR plus a variable margin. Based on the outstanding balance, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $6.3 million on an annual basis not considering the offset of the interest rate swap discussed below.

         The Company utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. The Company had a variable to variable interest rate swap agreement outstanding as of September 24, 1999 with the notional amount of $123.1 million which effectively converts interest from a British Pound LIBOR basis to a broader index and caps the Company's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The cost to terminate this interest rate swap as of September 24, 1999 would have been $1.0 million.

         In May 1998, the Company issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of the Company's fixed rate convertible subordinated debt as of September 24, 1999 was $162.7 million compared with the related carrying value of $207.0 million.

         The purpose of the Company's foreign exchange hedging activities is to mitigate the impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. The Company does not enter into forward contracts for trading purposes. At September 24, 1999 the Company had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $74.0 million. Termination of the foreign currency contracts as of September 24, 1999 would have resulted in a $0.5 million gain.

                          PART II - OTHER INFORMATION

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

      (a) A Special Meeting of Stockholders of the Company was held on July 1, 1999.

      (b)   Not applicable.

      (c)   At the Special Meeting, stockholders voted on the following matters:

            (1) The approval of the merger of Norrell Corporation with and into Interim Merger Corporation, in accordance with the Agreement and Plan of Merger, dated as of March 24, 1999, as amended, by and among the Company, Interim Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Norrell Corporation, a Georgia corporation.

                  VOTES FOR:             VOTES AGAINST:          ABSTENTIONS:
                  ----------             --------------          ------------
                  33,564,620               1,637,789                13,614

            (2) A proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the authorized common shares from 100,000,000 common shares to 200,000,000 common shares.

                  VOTES FOR:             VOTES AGAINST:          ABSTENTIONS:
                  ----------             --------------          ------------
                  27,706,365               7,588,307                21,774

            (3) A proposal to approve an amendment to the Company's Restated Certificate of Incorporation to correct an inconsistency in the Restated Certificate of Incorporation by deleting the requirement of the affirmative vote of the holders of at least two-thirds of the outstanding Interim common shares to amend, modify, alter or repeal any provision of the Company's By-laws.

                  VOTES FOR:             VOTES AGAINST:          ABSTENTIONS:
                  ----------             --------------          ------------
                  33,526,900               1,657,746               26,678

      (d)   Not applicable.



ITEM 5. OTHER INFORMATION

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required by Item 601 of Regulation S-K:

               EXHIBIT
                NUMBER                EXHIBIT NAME
               -------                ------------

                   3.1 Restated Certificate of Incorporation of the Registrant, as last amended on July 6, 1999, is filed herewith as Exhibit 3.1.

                  10.1 Registrant's 1994 Stock Option Plan for Franchisees, Licensees and Agents, as amended through and restated as of August 10, 1999, is filed herewith as Exhibit 10.1.

                  10.2 Form of Indemnification Agreement dated August 10, 1999 between the Registrant and each director of the Registrant, is filed herewith as Exhibit 10.2.

                  10.3 Norrell Corporation Employee Stock Purchase Plan, filed as Exhibit 10.2 to Norrell Corporation's Form 10-K for the fiscal year ended October 29, 1995 is incorporated herein by reference.

                  10.4 Amended and Restated Credit Agreement, dated July 2, 1999, by and among the Registrant, the Borrowing Subsidiaries and Nationsbank, N.A. as Administrative Agent, The First National Bank of Chicago, as Documentation Agent, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, and the Bank Parties thereto, is filed herewith as Exhibit 10.4.

                  10.5 Second Amendment to the Norrell Corporation Employee Stock Purchase Plan, dated August 28, 1997, by Norrell Corporation to be effective September 30, 1997, filed as Exhibit 10.2.2 to Norrell Corporation's Form 10-K for the fiscal year ended November 2, 1997 is incorporated herein by reference.

                  10.6 Norrell Corporation 1994 Stock Incentive Plan, filed as Exhibit 10.27 to Norrell Corporation's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994, is incorporated herein by reference.

                  10.7     Norrell Corporation 1991 Stock Option Plan, filed as
                           Exhibit 10.29 to Norrell Corporation's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994 is incorporated herein by reference.

                  10.8 Norrell Corporation 401(k) Retirement Savings Plan, filed as Exhibit 10.41.1 to Norrell Corporation's Form 10-K for the fiscal year ended October 27, 1996 is incorporated herein by reference.

                  10.9 Second Amendment to the Norrell Corporation 401(k) Retirement Savings Plan dated December 30, 1996 by Norrell Corporation to be effective January 1, 1997, filed as Exhibit 10.41.2 to Norrell Corporation's Form 10-K for the fiscal year ended November 2, 1997 is incorporated herein by reference.

                  10.10 Interim Services Inc.'s Outside Directors' Compensation Plan, effective July 1, 1999, is filed herewith as Exhibit 10.10.

                  10.11 Norrell Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 1995, filed as Exhibit 10.42 to Norrell Corporation's Form 10-K for the fiscal year ended October 29, 1995 is incorporated herein by reference.

                  10.12 Amendment to Norrell Corporation Non-Qualified Deferred Compensation Plan, filed as Exhibit 10.42.2 to Norrell Corporation's Form 10-K for the fiscal year ended November 2, 1997 is incorporated herein by reference.

                  10.13 Receivables Sale Agreement, dated as of July 1, 1999, between the Registrant and each of its direct and indirect wholly-owned subsidiaries who from time to time thereafter becomes a Seller thereunder and Interim Receivables Corp, is filed herewith as
                           Exhibit 10.13.

                  10.14 Credit and Security Agreement, dated as of July 1, 1999, by and among Interim Services Receivables Corp., the Registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and The First National Bank of Chicago, is filed herewith as Exhibit 10.14.

                  27       Financial Data Schedule is filed herewith as
                           Exhibit 27.

      (b) On July 9, 1999, the Company filed a Report on Form 8-K dated July 1, 1999 announcing the appointment of Guy W. Millner to the Company's Board of Directors and the approval by the Stockholders of
            (i) the merger with Norrell Corporation, (ii) the amendment to the Restated Certificate of Incorporation increasing the authorized common shares from 100,000,000 to 200,000,000, and (iii) the amendment to the Restated Certificate of Incorporation to correct an inconsistency in the Restated Certificate of Incorporation by deleting the requirement of the affirmative vote of the holders of at least two-thirds of the outstanding Interim common shares to amend, modify, alter or repeal any provision of the Company's By-laws. The required financial statements and pro forma financial information were filed as part of the Registrant's Form S-4, File No. 333-79191, as filed with Securities and Exchange Commission on May 24, 1999.

      (c)   Exhibits filed herewith.

             3.1 Restated Certificate of Incorporation of the Registrant, as last amended on July 6, 1999.

            10.1 Registrant's 1994 Stock Option Plan for Franchisees, Licensees and Agents, as amended through and restated as of August 10, 1999.

            10.2 Form of Indemnification Agreement dated August 10, 1999 between the Registrant and each director of the Registrant.

            10.4 Amended and Restated Credit Agreement, dated July 2, 1999, by and among the Registrant, the Borrowing Subsidiaries and Nationsbank, N.A. as Administrative Agent, The First National Bank of Chicago, as Documentation Agent, Banc of America Securities LLC, as Sole Lead Arranger and Book Manager, and the Bank Parties thereto.

            10.10 Interim Services Inc.'s Outside Directors' Compensation Plan,
                  effective July 1, 1999.

            10.13 Receivables Sale Agreement, dated as of July 1, 1999, between the Registrant and each of its direct and indirect wholly-owned subsidiaries who from time to time thereafter becomes a Seller thereunder and Interim Receivables Corp.

            10.14 Credit and Security Agreement, dated as of July 1, 1999, by and among Interim Services Receivables Corp., the Registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and The First National Bank of Chicago.

            27    Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INTERIM SERVICES INC.
                                        (Registrant)




DATE - November 5, 1999              By: /s/ Roy G. Krause
                                         ------------------------------
                                                Roy G. Krause
                                           Executive Vice President
                                          and Chief Financial Officer
                                         (principal financial officer)



DATE - November 5, 1999              By: /s/ Mark W. Smith
                                         ------------------------------
                                                 Mark W. Smith
                                             Vice President, Finance
                                         (principal financial officer)