Form 10-K
period 1999-12-31
INTERIM SERVICES INC
filed 2000-03-16
CIK 914536

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

                 For the twelve months ended December 31, 1999

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

                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock as of January 28, 2000 on the New York Stock Exchange, was $1,402,132,887.

    Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on January 28, 2000 was 63,791,861.

    Documents Incorporated by Reference:

    Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after December 31, 1999, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Interim Services Inc. ("Interim") is a $4 billion worldwide human capital management company. It maximizes talent, processes and technology for client organizations seeking increased efficiency. Solutions are delivered through a global network of more than 1,000 offices across 13 distinct areas of specialization. These include information technology, outsourcing, professional recruiting, outplacement, talent assessment and measurement and staffing solutions. Interim's former HealthCare Division ("HealthCare") was sold effective September 26, 1997.

    Interim operates in 12 countries: Australia, Canada, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, the United Kingdom and the United States. Interim is organized into three operating segments based upon geographic location, North America, Europe and Australia/Asia. These operating segments generally follow the management organization structure of Interim and also represent, in the opinion of management, the most meaningful aggregation of Interim's multiple operating units throughout the world. This aggregation is based upon geographic similarities including market growth rates, foreign currency exposure and local laws and regulations. In most of these operating segments Interim's five services, consulting, managed staffing, outsourcing, search/recruitment and flexible staffing, are provided. Operating segment and services financial information appears in Management's Discussion and Analysis and the notes to the consolidated financial statements included herein.

    On July 2, 1999, Interim completed its acquisition of Norrell Corporation ("Norrell"). Under the terms of the acquisition, the shareholders of Norrell received in exchange for each share of Norrell's common stock either a 0.9 share of Interim's common stock or a cash payment of $18.76. The holders of approximately 13% of Norrell's common stock elected to receive the cash payment which amounted to approximately $75.6 million. Accordingly, Interim issued approximately 20.8 million shares of Interim's common stock to former Norrell shareholders and converted existing options to purchase Norrell common stock into options to purchase approximately 1.6 million shares of Interim common stock. The value of the transaction including stock issued, cash paid and debt assumed, was approximately $650.0 million. Norrell is a strategic workforce management company focusing on information technology consulting, flexible staffing (including accounting, administrative and light industrial), outsourcing, search/recruitment (accounting and administrative) and managed staffing (administrative and light industrial). Operations of Norrell were combined with Interim's existing operating segments effective with the completion of the acquisition.

    Since its January 1994 initial public offering ("IPO"), excluding HealthCare, Interim's network of offices has more than tripled from 373 in North America to 1,244 offices in 12 countries as of December 31, 1999. Interim's revenues, excluding HealthCare, increased from $537.3 million in fiscal 1994 to $3.2 billion in fiscal 1999. This growth has been accomplished through strategic acquisitions, internal growth and by capitalizing on cross-selling opportunities. During this period, Interim acquired 30 businesses with 658 offices, representing over $2.1 billion in annualized revenues for the year ended prior to acquisition, including one business acquired in 1994, five businesses acquired in 1995, three businesses in 1996, four businesses in 1997, thirteen businesses in 1998 and four businesses in 1999. The most significant recent acquisitions were Norrell in 1999, Computer Power Group Limited ("Computer Power" rebranded Interim Technology Consulting-Asia Pacific) and Crone Corkill Group PLC ("Crone Corkill" also known as Interim Services--United Kingdom) in 1998 and Michael Page Group PLC ("Michael Page") and Aim Executive Holdings, Inc. ("Aim" rebranded Interim Career Consulting and Interim Executive Recruiting) in 1997. The Computer Power acquisition expanded Interim's technology consulting and flexible staffing into Australia and Southeast Asia. The Crone Corkill acquisition expanded Interim's flexible staffing and search/recruitment of high-end secretarial and administrative personnel in the United Kingdom. Michael

Page is a premier international recruiting and staffing company specializing in accounting, banking and finance and sales and marketing. Michael Page's 67 offices are located in the United Kingdom, Australia, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands and the United States. The Aim acquisition broadened Interim's service offerings to include outplacement and other career consulting services. Additionally, several smaller strategic acquisitions were made during 1998 to expand Aim's geographic markets and service offerings.

INDUSTRY OVERVIEW

    The global staffing services industry has experienced significant growth in response to the changing work environment worldwide. According to published industry sources, the total staffing services market had revenues of approximately $132.5 billion in 1998 (the latest available data). The staffing industry is evolving from employers' traditional use of staffing services to manage personnel costs and meet fluctuating staffing requirements to the reduction of administrative overhead by outsourcing human resources operations that are not part of an employer's core business competencies. The use of staffing services has allowed employers to improve productivity, to outsource specialized skills and to avoid the negative effects of layoffs. Rapidly changing regulations concerning employee benefits, insurance and retirement plans, as well as the high cost of hiring, laying off and terminating permanent employees, has also prompted many employers to take advantage of the flexibility offered through temporary and contract staffing arrangements. In addition to the economic conditions driving staffing industry growth, Interim believes that changing demographics of the workforces of developed economies and evolving attitudes concerning work patterns also contribute to growth in the staffing industry. These trends have accelerated with the pace of technological change and greater global competitive pressures.

    The U.S. remains the largest and most developed staffing services market in the world. According to the Staffing Industry Report, U.S. staffing industry revenue, including flexible staffing, managed staffing, outsourcing, search/recruitment and outplacement, grew from approximately $29.3 billion in 1992 to an estimated $87.1 billion in 1999, representing a compound annual growth rate of 16.8%. The National Association of Temporary and Staffing Services has estimated that more than 90% of all U.S. businesses utilize staffing services. Also, the U.S. Bureau of Labor Statistics has stated that penetration of the U.S. workforce by temporary and contract workers has increased from approximately 0.4% in 1982 to approximately 2.3% in 1998. One of the fastest growing sectors for the staffing services industry, as well as for Interim, has been information technology. For 1999, Interim's Technology Consulting business grew 15% organically in spite of Year 2000 uncertainties and a freeze on non-Year 2000 technology spending in many companies. According to Staffing Industry Report, 1999 revenue for this sector in the U.S. is estimated to be $22.6 billion, representing a compound annual growth rate of 23.7% since 1992. In addition, flexible staffing services revenue in the areas of accounting, finance and legal, is estimated to have grown from $1.8 billion in 1992 to $9.7 billion in 1999, representing a compound annual growth rate of 27.2%. Interim believes that its unique mix of services in the U.S. positions it to continue experiencing higher revenue growth rates than those companies that provide primarily traditional flexible staffing.

    The U.K. is the second largest national staffing services market in the world. Staffing revenues in the U.K. grew an estimated 53% in 1998 to $26.0 billion. Published industry sources estimate the U.K.'s penetration rate of temporary workers at 2.0%, compared with the U.S. (2.3%) and The Netherlands (4.0%). Demographic indicators produced by the U.K. Institute for Employment Studies predict a return to labor shortages in the U.K., particularly in technical and skilled sectors. This shortage is expected to result from a shrinking labor pool coupled with continued demand for specialized skills. While a shrinking labor pool may reduce the number of suitable candidates for Interim to place with its clients, it may also increase the demand for Interim's specialized search/recruitment services. Interim believes that these factors, as well as the continued relatively rapid growth in the service sector, should increase the opportunities to provide services in the U.K.

    The total staffing services market in the European Union (excluding the U.K.) during 1998 was estimated by published industry sources to be approximately $31.6 billion, with France, Germany, The Netherlands and Belgium accounting for over 95% of such market. Discrete domestic markets that have no significant cross-border contact currently characterize the continental European staffing services industry. In 1998, staffing revenues grew 43% in Germany, 30% in France, 27% in Spain, 24% in The Netherlands and 22% in Belgium. In many other European countries, the staffing services industry has only recently begun to develop. The European Commission has noted trends towards deregulation and greater labor market flexibility that Interim believes will increase the use of temporary and contract labor throughout Europe. For example, Spain, Sweden and Italy have recently enacted legislation that eliminated or modified laws that had previously significantly restricted or prohibited the operations of staffing services companies. In the emerging markets of Eastern Europe, Interim believes that demand for staffing services is increasing as a result of deregulation of certain local labor laws and increasing economic development.

    In certain countries in the Australia/Asia region, particularly Australia, the staffing services industry is well developed, and Interim believes that opportunities exist for continued expansion within all of Interim's service offerings. The Australian Bureau of Statistics figures indicate that 25% of the workforce now works in a "flexible" manner, i.e. as a contractor or temporary employee. Interim now has established a footprint of more than 40 offices in the region and is well placed to expand additional offerings throughout this network.

    The staffing services market in most countries in which Interim operates is highly fragmented and includes a large number of small businesses, many of which operate in a single geographic market. This fragmentation, combined with changing client demands and competitive pressures, has resulted in a trend towards industry consolidation. This consolidation is being driven by, among other things, client demands for "one-stop shopping" from staffing providers. Faced with a desire to minimize the number of vendors, coupled with the need for sophisticated management information systems, the growth of national or global relationships and the expansion of professional level specialties, clients have begun to demand the services of large staffing companies capable of offering a full range of staffing services over a broad geographic area. This ability has been particularly important in fulfilling the needs of large regional, national and international accounts. Within this more competitive environment, smaller companies may have difficulties competing due to limited service offerings, geographic concentration and lack of sufficient working capital and management resources. As a result, many smaller companies have been acquired in recent years and Interim believes that small and mid-sized staffing companies are becoming increasingly responsive to acquisition proposals by larger firms, such as Interim. Furthermore, Interim believes that consolidation may also occur among larger regional, national and international companies.

BUSINESS STRATEGY

    Interim's goal is to drive revenue and earnings growth by delivering innovative integrated human capital solutions worldwide through its consultative diagnostic approach to strategic workforce management. Interim intends to achieve this goal through a growth strategy that includes strategic acquisitions, with particular emphasis on its higher-margin consulting services and high skill level flexible staffing services (i.e., accounting, technology, legal, etc.), opening new offices in existing and new geographic markets and continued development of its client base by capitalizing on cross-selling opportunities. This growth strategy is complemented by an operating strategy of offering a comprehensive range of innovative services under common brands through decentralized, entrepreneurial offices providing specialized expertise.

    The key elements of Interim's strategy are:

    PROVIDE A COMPREHENSIVE RANGE OF SERVICES. Interim believes that significant demand exists from current and prospective clients to procure a substantial portion of their human resource solutions from a single provider, thereby enabling these companies to maximize talent, processes and technology for increased efficiency and productivity. Accordingly, Interim seeks to be regarded by its clients as their human resources partner committed to innovative, value-added human capital solutions to meet their evolving needs on a worldwide basis. Since the IPO, Interim has significantly increased the range of services offered, moving from solely providing flexible staffing services to offering a full range of human resource solutions including consulting, managed staffing, outsourcing, search/recruitment and flexible staffing.

    LEVERAGE BRAND IDENTITY. Interim is one of a small number of staffing companies which provide a variety of human capital solutions under the same brand name. This maximizes cross-selling opportunities (e.g., Interim Technology, Interim Financial Solutions, Interim Legal Services, Interim Personnel, etc.). Through this common branding, Interim and its franchisees and licensees are better able to benefit from national media advertising. As Interim has evolved from primarily a staffing organization into a global consultant and provider of human capital management services, the Interim name no longer accurately reflects the Company's range of services. With significant profits now being generated from non-staffing sectors such as human capital consulting, executive assessment, executive coaching, outsourcing and technology consulting, Interim plans to introduce a new brand name as one that represents the total Company. Interim plans to introduce the new brand name during the second quarter of 2000; however, Interim will continue to leverage its existing brand identity until that time. Interim also benefits from brand name recognition of certain of its subsidiaries. Michael Page, a premier recruitment organization focusing on the placement and staffing of professionals, has established strong name recognition within the world's largest financial markets. The Stratford Group, Interim's executive search business specializing in the recruitment of high-level executives, benefits from name recognition among senior managers. The Saratoga Institute, Interim's human capital measurement business, is widely recognized within the human resources industry as the premier source for human capital measurement data and consulting. Interim intends to rebrand all company owned Norrell branches to the new brand name as soon as practicable.

    DELIVER SERVICES THROUGH SPECIALIZED OFFICES SUPPORTED BY DECENTRALIZED STRUCTURE. Interim's businesses are operated to be responsive to local business practices and market conditions. Interim believes that its existing and potential clients choose service providers largely on the basis of brand awareness and local specialized expertise. Each of Interim's offices is organized on this basis, thereby providing clients with perceived value and enhanced services by enabling them to deal with Interim representatives who "speak their language" and understand their specialized human resources requirements. Furthermore, all Interim managers are compensated based on profits generated within their scope of responsibility and cross-selling activities, and they are responsible for their own hiring, pricing, business mix and local promotion. Interim believes that this (i) allows Interim to capitalize on its managers' knowledge of local business conditions and markets, (ii) makes Interim more attractive to acquisition candidates, (iii) allows for a smooth transition of acquired businesses and (iv) enables local operating company managers to develop long-term relationships with key decision makers at both existing and potential clients.

    MAINTAIN STRONG ORGANIC GROWTH. A significant portion of Interim's growth has resulted from internal expansion, which includes new office openings and development of existing offices. Interim intends to continue to add offices by expanding into new geographic markets, both domestically and internationally, and to open new offices in existing markets to increase the range of services offered in such markets. New office openings are jointly planned by corporate and local management based upon various criteria, including market demand, availability of quality candidates and whether a new office would complement or broaden Interim's current geographic network or service offerings. Interim also believes that it has been able to accelerate the growth of existing offices by capitalizing on cross-selling opportunities. To this end, Interim's integration managers focus on facilitating cross-selling opportunities on a regional basis.

    UTILIZE ADVANCED RECRUITMENT METHODS. Interim has added new techniques to successfully recruit and retain candidates. Through three recruitment centers in Europe, Asia Pacific and South Africa, Interim recruits information technology ("IT") professionals, predominantly to the U.S., to fill a shortage of skills. In addition, Interim was the first company in the staffing industry to implement national television advertising featuring a toll-free number (1-800-A-CAREER) and full-page Wall Street Journal advertising for managerial and executive positions. Recruitment efforts are globally supported by both Internet and Intranet-based technology and a growing central candidate database that will allow Interim to maintain contact with candidates throughout the duration of their careers. Once a candidate is employed, Interim focuses on training to maintain or enhance skills and offers certain employees salaries, benefits and participation in Interim's employee benefit plans as a form of retention. Interim recognizes that the Internet is an important tool in the identification and recruitment of qualified candidates and is expanding its recruiting efforts through the Internet. At December 31, 1999, Interim had two corporate Internet-based recruiting sites, aCareer.com and InterimIT.com, as well as several business unit sites. aCareer.com is similar to a traditional job posting board where job seekers register their skills and can access general career and workforce management advice. InterimIT.com is geared for Interim's information technology clients and is a web-based tool that serves as an electronic order system for clients to procure pre-screened, prequalified contract labor. InterimIT.com reduces the time to fill client job orders and lowers Interim's cost of recruiting and screening applicants. A third web site, CareerZone.com, has been introduced in March 2000. This site provides comprehensive career information and strategic tools that allow individuals to plan and manage their careers from first job through to retirement. Interim believes the use of the Internet as a recruiting tool will expand over time.

    PROVIDE INNOVATIVE PRODUCTS AND SERVICES. By taking a consultative approach to client needs, Interim has developed innovative, value-added services that help clients better manage their human assets. Interim On-Premise utilizes proprietary software that provides "qualitative" measurement of performance, quantitative analysis of staffing efficiencies and customized reporting. Interim Assessment Services helps clients identify job applicants with the best qualifications and the most likely cultural fit, using proprietary interactive voice and web-based response systems to pre-screen and behaviorally assess candidates for hourly to mid-management positions. Through Saratoga Institute, Interim offers clients the most comprehensive database of human performance metrics, analysis and intelligence to improve productivity and profitability. Interim's "interim.com" website contains employment information that can be used by both candidates and clients, and the website was made part of the Smithsonian Institution's Permanent Research Collection on Information Technology Innovation. In addition, Interim conducted a nationwide survey with Louis Harris and Associates to identify emerging workforce trends to assist clients in human resource planning.

    CONTINUE TO EXPAND THROUGH ACQUISITIONS. Interim believes that there is an opportunity to acquire additional companies consistent with its business strategy because of the highly fragmented nature of the staffing industry and the pressures of increased competition. Interim intends to continue to make complementary acquisitions that can be integrated into existing operations, as well as strategic acquisitions that provide entry into new geographic markets or service lines. This acquisition strategy focuses on strong, well managed companies domestically and internationally. Interim has a proven track record of successfully acquiring companies, integrating them within Interim's existing operations and producing growth rates of acquired companies in excess of their historical performance. Since the IPO, Interim has added 658 offices, representing over $2.1 billion in annualized revenues for the year ended prior to acquisition.

ACQUISITIONS

    Interim's corporate management team has extensive experience in identifying acquisition candidates and integrating acquired operating companies into Interim's international network. Interim believes its decentralized, entrepreneurial management structure facilitates its efforts to acquire branded staffing companies seeking alliances with an internationally-focused provider of a broad range of human resources services.

    Since the IPO, Interim has acquired 30 companies providing consulting, managed staffing, outsourcing, search/recruitment and flexible staffing through 658 offices, representing over $2.1 billion in annualized revenues for the year ended prior to acquisition. The Norrell acquisition represented approximately $1.4 billion of the over $2.1 billion in annualized revenues. In addition to external acquisitions, Interim is generally the purchaser of choice when an Interim franchisee or licensee decides to sell its business. Interim has a first right of refusal on any franchise sale at the same terms and conditions as may be agreed with another purchaser and has a standard purchase option on licenses. In 1999, Interim repurchased 1 franchisee, representing approximately $36.5 million of annualized acquired revenues and several licensed offices which do not impact Interim's reported revenues, as sales by the licensed offices are included in Interim's revenues. Overall, Interim-owned branches yield higher profits than franchised or licensed offices, and Interim therefore believes that the purchase of these offices can be accretive to overall earnings. Interim is currently undertaking a program to reduce possible market overlap created by the Norrell acquisition. Market overlap is created when a Norrell licensee operates in a market where an Interim branch, licensee or franchisee operates or where an Interim licensee or franchisee operates in a market where a Norrell branch or licensee operates. Interim is repurchasing licenses and franchises or selling branches to reduce such overlap. Interim regularly evaluates potential acquisitions of companies that can be integrated into existing operations and strategic acquisitions that provide entry into new geographic markets or service lines. Certain information related to external acquisitions is summarized in the following table.

                                                   NUMBER    REVENUES
                                                     OF         IN
                                    ACQUISITION   OFFICES    MILLIONS
ACQUIRED BUSINESS                      DATE         (1)        (2)                PRIMARY SERVICES (SKILLS)
-----------------                   -----------   --------   --------   ----------------------------------------------
Norrell Corporation...............      7/99        385      $1,400.0   Consulting (Technology), Flexible Staffing
                                                                        (Administrative, Light Industrial &
                                                                        Accounting), Outsourcing, Search/ Recruitment
                                                                        (Accounting, Administrative), Managed Staffing
                                                                        (Administrative & Light Industrial)
Career Insights...................      3/99          1          2.1    Flexible Staffing, Search/Recruitment
                                                                        (Accounting/Finance)
Tutor Recursos Humanos/Tutor
  Seleccion, S.L..................      3/99         15         19.2    Flexible Staffing (Administrative & Light
                                                                        Industrial), Search/Recruitment
Custom Counsel, Inc...............      1/99          1          2.0    Flexible Staffing, Search/Recruitment (Legal)
Computer Power Group (Australian
  and Asian operations)...........     12/98         51        143.0    Consulting, Flexible Staffing (Technology)
HR Easy...........................     12/98          3          6.6    Consulting (Human Capital Measurement &
                                                                        Assessment)
Ouranos Informatica Groep B.V.....     11/98          1         20.0    Consulting (Technology)
Reedie & Company..................      9/98          3          4.4    Consulting (Outplacement & Executive Coaching)
Polmar, Inc.......................      9/98          1          5.4    Consulting (Technology)
Clarke, Poynton & Associates;
  C.P.G. Partners.................      8/98          5          8.0    Consulting (Outplacement & Executive Coaching)
AGO Uitzendbureau B.V.............      7/98         30         17.9    Flexible Staffing (Administrative & Light
                                                                        Industrial)
Saratoga Institute................      6/98          1          3.0    Consulting (Human Capital Measurement &
                                                                        Assessment)
Smyth, Fuchs & Company............      3/98          5          2.5    Consulting (Outplacement)
Crone Corkill.....................      3/98          2         38.4    Flexible Staffing, Search/Recruitment
                                                                        (Administrative)
Network Companies.................      2/98          2          5.0    Flexible Staffing, Search/Recruitment
                                                                        (Accounting)
deRecat & Associates..............      1/98          3          3.5    Consulting (Outplacement)
A.J. Burton Group, Inc............      1/98          3         14.6    Flexible Staffing, Search/Recruitment
                                                                        (Accounting)

                                                   NUMBER    REVENUES
                                                     OF         IN
                                    ACQUISITION   OFFICES    MILLIONS
ACQUIRED BUSINESS                      DATE         (1)        (2)                PRIMARY SERVICES (SKILLS)
-----------------                   -----------   --------   --------   ----------------------------------------------
Feldt Personnel Consultants.......     10/97          1          0.5    Flexible Staffing, Search/Recruitment
                                                                        (Accounting)
Mainstream Access.................      4/97         16          5.7    Consulting (Outplacement)
Michael Page Group PLC............      4/97         40        220.0    Flexible Staffing, Search/Recruitment
                                                                        (Accounting, Banking & Finance)
Aim Executive Holdings............      3/97         17         35.2    Consulting, Flexible Staffing, Search/
                                                                        Recruitment (Outplacement & General
                                                                        Management)
Allround/Interplan................     11/96          6         15.0    Flexible Staffing (Administrative & Light
                                                                        Industrial)
Brandon Systems...................      5/96         32         89.0    Flexible Staffing, Managed Staffing
                                                                        (Technology)
Of-Counsel........................      5/96          1          1.0    Flexible Staffing (Legal)
Computer Power Group (U.S. and
  U.K. operations)................     12/95         17         81.0    Consulting (Technology)
Hernand & Partners................     11/95          3          2.7    Flexible Staffing (Legal)
Juntunen..........................     10/95          2         13.6    Search/Recruitment, Flexible Staffing,
                                                                        (Technology & General Management)
OCS Consulting Services...........      6/95          5         16.1    Consulting (Technology)
Career Associates/Career Temps....      6/95          5          5.6    Flexible Staffing, Search/Recruitment
                                                                        (Accounting)
ICS Temporary Services............     12/94          1          1.6    Flexible Staffing (Administrative & Light
                                                                        Industrial)
                                                    ---      --------
                                                    658      $2,182.6
                                                    ===      ========

--------------------------
(1) Office count at time of acquisition.

(2) Represents annualized revenues for the year ended prior to acquisition.

SERVICES OVERVIEW

    Interim provides its operating segments with centralized national and international support in training, information technology, recruitment, marketing and sales. This includes national television advertising aimed at building brand identity and recruiting candidates, centralized candidate databases and expansive internet and intranet communication abilities. In addition, back office support includes: payroll, billing, receivable management, risk management, legal services and cash management. Corporate sales and marketing staff, as well as integration managers in key markets, are dedicated to supporting cross-selling activities and national/international account management and expansion. Business units that pass revenue-generating leads to other business units are rewarded with a corporate-paid fee. This approach facilitates an environment of high communication among offices, unifies strategic initiatives and capitalizes upon multinational resources.

    Interim is organized into three operating segments based upon geographic location, North America, Europe and Australia/Asia. These operating segments generally follow the management organization structure of Interim. The operating segments also represent, in the opinion of management, the most meaningful aggregation of Interim's multiple operating units throughout the world. This aggregation is based upon geographic similarities including market growth rates, foreign currency exposure and local laws and regulations. Within each of these operating segments, Interim provides its five services--consulting, managed staffing, outsourcing, search/recruitment and flexible staffing. Interim defines these services as follows:

    CONSULTING--Interim counsels clients in the best ways to capitalize on information technology to enhance how a business operates and how work is performed. It also provides talent assessment, career development and transition services and human performance benchmarking.

    MANAGED STAFFING--Interim helps large-volume clients manage flexible or full-time staffing costs and performance more effectively through strategic workforce management. Utilizing proprietary metrics and consistent standards for quality, performance and price, Interim provides Interim On-Premise workforce management and multiple staffing vendor management.

    OUTSOURCING--Interim assumes responsibility for the management and performance of client functions in such areas as customer care, administrative services, help desks and records management.

    SEARCH/RECRUITMENT--Interim provides both retained search and contingency recruitment services for clients' direct hiring of entry-level professionals through CEOs, across a wide range of professions--accounting, finance, information technology, human resources, legal services, engineering, manufacturing, sales, marketing and general management.

    FLEXIBLE STAFFING--Interim deploys talented employees to fit virtually every flexible staffing need, with expertise in legal, accounting, finance, information technology, human resources, technical, manufacturing, sales, marketing, administrative and light industrial skills.

    CONSULTING

    Consulting Services represented 17.2% of worldwide revenues in 1999. Interim's primary focus within this service category is technology, outplacement, education, executive coaching, human performance benchmarking and talent assessment.

    Interim has built a leading information technology consulting group operating through 86 offices of which 36 are in North America, 4 are in Europe and 46 are in Australia/Asia, as well as recruiting centers in South Africa, Asia and the U.K. This service is provided primarily through Interim Technology, The Consulting Group ("Technology Consulting"). In today's web-enabled environment, Technology Consulting helps clients interact more effectively with consumers, other businesses and their own enterprises, making the critical connection between web-based solutions and the mainframe and client-server environments that are the backbone of every organization. Technology Consulting professionals specialize in technology practices such as software quality management, information design, development services and maintenance. Consulting engagements are generally longer term, and are provided by highly trained employees.

    Technology Consulting has grown both organically and through the 1998 acquisitions of Ouranos Informatica Groep B.V. ("Ouranos" rebranded Interim Technology Consulting--The Netherlands) and Computer Power. In addition, Norrell's information technology business has been combined with Technology Consulting. The Norrell technology business delivers its services through 16 offices in North America. Interim Technology Consulting--The Netherlands offers IT development and support through its consulting services. Interim Technology Consulting--Asia Pacific operates in Australia/Asia and provides technology consulting, in addition to education and training in areas such as end-user proficiency and certified vocational training.

    With nationwide capabilities, Interim Career Consulting manages projects ranging from large-scale national restructuring to individual cases and is ranked among the top five outplacement firms in the U.S. Interim Career Consulting operates through 45 offices in North America. Interim Career Consulting provides career transition and talent development services to improve organizational effectiveness. Career transition services assist companies during change-related events, such as mergers, downsizing and restructuring. Talent development services help clients strengthen the core competencies of their executives, professionals and management teams through individual assessment, assessment training, talent plans and succession planning. Counseling services include individual and group outplacement, career workshops, personal business venture, voluntary separation and early retirement plans, executive coaching and leadership development. Interim was the first career transition firm to receive an ISO 9001 certification for part of its domestic operations. Through an international strategic alliance with Coutts Consulting Group, Interim Career Consulting offers services to multinational clients throughout Europe, Japan and Canada.

    Interim expanded its core competency in applying diagnostics to human performance with the 1998 purchase of Saratoga Institute. Through Saratoga Institute, Interim offers clients the most comprehensive database of human performance metrics, analysis and intelligence to improve productivity and profitability. For nearly 20 years, Saratoga has examined crucial areas that impact profitability using 160 key metrics, such as turnover costs, compensation as a percent of revenue and expense, cost per hire and time to fill vacant positions. Saratoga's wide range of custom benchmarking programs, retention strategies and employee commitment programs can help forecast human resource needs and costs, guide outsourcing/ insourcing decisions and assess how well an organization is performing.

    Interim acquired HR Easy, Inc. ("HReasy" rebranded Interim Assessment Services) in late 1998, further expanding Interim's evolution from a staffing company to a complete human capital management resource provider. Interim Assessment Services helps clients identify job applicants with the best qualifications and the most likely cultural fit, using proprietary interactive voice and web-based response systems to pre-screen and behaviorally assess candidates for hourly to mid-management positions. Interim's customized talent assessment services result in higher-quality candidates, quicker time to fill positions and improved retention. Interim's expertise in assessing talent more effectively can be extended throughout a client's organization with customized attitude and opinion surveys and exit interviews. This business unit currently works with a wide range of companies, most notably in retail, banking, grocery, petroleum and manufacturing industries.

    MANAGED STAFFING

    Managed Staffing represented 17.4% of worldwide revenues in 1999. Within this service category, clients engage Interim for its ability to provide strategic workforce management for flexible or full-time staffing needs.

    In 1992, Interim introduced a new staffing concept, Interim On-Premise, whereby a client delegates management of its staffing needs to Interim, allowing the client to focus on its core business activities. Interim has expanded Interim On-Premise into Europe and Australia. In addition to on-site, dedicated management of the client's entire flexible staffing process--including recruiting, hiring and training--the Interim On-Premise team introduces proprietary technology to track costs and monitor performance. It sets benchmarks and targets, and it identifies and implements recommendations for productivity improvements. The Interim On-Premise program can be established at a single client site or across a network of sites, regionally, nationally or globally. Interim On-Premise serves clients as a high value-added extension of their own human resource function, while opening a strategic pathway for Interim to introduce its full range of services. Norrell's Master Vendor Partnership program ("MVP") has similarities to On-Premise and many MVP locations are currently being upgraded to full On-Premise sites.

    Interim has found that Interim On-Premise clients, who had typically utilized staffing services, are very receptive to other Interim services. On-Premise managers are well positioned to enhance established relationships with key decision-makers at client organizations and, as a result, introduce other Interim services. Conversely, other business units such as Technology Consulting or Interim Financial Solutions can often identify instances where clients need additional staffing services and introduce Interim On-Premise.

These clients have also sought to expand the Interim On-Premise service into their international operations. Management believes Interim's geographic and service breadth provides a strong competitive advantage in securing such broad-reaching assignments. Additionally, once in place, the client's reliance on Interim's knowledge, productivity and proprietary software makes them more reluctant to seek alternate service providers who may not be able to deliver this value added service.

    OUTSOURCING

    Outsourcing represented 5.4% of worldwide revenues in 1999. Interim assumes responsibility for the management and performance of client functions through 81 offices in North America.

    Through the acquisition of Norrell, Interim provides a large portfolio of outsourcing services. These services are normally initiated with an in-depth analysis of functional workflow, technology enablement and human capital utilization and then customized to client-specific needs for customer care, administrative and financial support services, distribution and fulfillment, help desks and human resource management. These services are provided either on customer premises or at an offsite Interim facility, with well-defined service levels, costs, reporting requirements and performance metrics. Assuming complete responsibility for the management and performance of a function, Interim offers a range of benefits few companies can match: greater efficiency and economies of scale, operational excellence, deep functional expertise and effective technology deployment.

    Through the growth of Interim Technology--Staffing Solutions Group ("Technology Staffing"), Interim offers outsourcing services whereby its clients delegate to Interim all responsibility for technology staffing and performance issues in such environments as the help desk and data centers. Interim manages day-to-day functional activities, as well as staffing services, and the client maintains strategic control of their information systems and data. This type of outsourcing service is provided to clients under a contractual arrangement.

    SEARCH/RECRUITMENT

    Search/Recruitment represented 10.5% of worldwide revenues in 1999. Interim provides clients' direct hiring of entry-level professionals through senior executives across a wide range of professions.

    Through the acquisitions of Michael Page and Norrell and the growth of Interim Financial Solutions, Interim provides accounting, banking and finance and sales and marketing search/recruitment services worldwide. Michael Page operates 67 offices in major financial centers across the globe, including London, Paris, Frankfurt, Amsterdam, Hong Kong, Singapore, Sydney and New York. Through 31 offices in North America, Interim Financial Solutions (which now includes Norrell Financial Services) provides accounting and finance personnel at a variety of levels including bookkeepers, degreed accountants, certified public accountants, auditors and controllers. Interim Financial Solutions made one domestic acquisition in 1999 and two domestic acquisitions in 1998 which expanded its presence in the eastern U.S. Interim is the largest provider of search/recruitment in the accounting, banking and financial areas worldwide.

    Interim provides nationwide searches for all levels of employees, up to president and CEO through 30 offices in the U.S. Retained searches are conducted for executives and high-level managers through Stratford, and contingency recruitment is available for management and professional positions through Interim Executive Recruiting and other business units. Businesses rely on Interim to recruit industry experts who will provide strategic direction and top management skills. The search group has developed a prestigious client list, and has particular expertise in the technology industry, working with many leading technology companies in the U.S. Relationships are established with companies at the highest levels when recruiting for executives and management. These relationships serve as an excellent point of entry for a whole host of additional Interim services including information technology, legal, accounting, human resources, clerical and light industrial.

    FLEXIBLE STAFFING

    Flexible Staffing represented 49.5% of worldwide revenues in 1999. Interim deploys talented employees to fit virtually every flexible staffing need, from light industrial and administrative to accounting, legal and technology. Flexible staffing is provided through most of Interim's business units, with differences between the units based upon skill provided.

    Michael Page and Interim Financial Solutions provide flexible staffing in the areas of accounting, banking and finance in all of the same locations in which Interim provides search/recruitment for the same skill types. The typical office model in these businesses has search consultants that focus on flexible staffing assignments and those that concentrate on search/recruitment. Combining these business units' flexible staffing and search/recruitment revenues makes Interim the second largest provider of accounting, banking and finance skills in the world.

    Technology Staffing provides services to businesses to optimize information technology infrastructure through four practice areas: help desk operations, data centers, networking and training, through 31 offices in North America and one office in the U.K. Technology Staffing generally provides large numbers of personnel for shorter assignments. Interim Technology Consulting--Asia Pacific provides flexible staffing through 43 offices in Australia and New Zealand, an office in both Hong Kong and the U.K. and two offices in Singapore.

    Interim Legal Services provides attorneys, paralegals, court reporters, litigation support and deposition services predominantly to law firms and corporations in 39 offices in North America.

    Interim's traditional flexible staffing business, Interim Personnel (which includes Norrell's traditional flexible staffing operations), provides a wide variety of clerical, administrative, assembly and light industrial skills through 799 offices in North America. In response to client needs, a growing number of Interim Personnel branches are becoming dedicated sources for either office professionals or industrial staffing. Office professionals branches supply a full range of administrative and office skills, with a strengthening focus on the upper tiers of the skill ladder. Both flexible staffing and full-time placement services are provided. Industrial staffing offices remain dedicated primarily to flexible staffing, with a varied skill mix for manufacturing, assembly, logistics and the growing area of e-business fulfillment. Both areas of specialization share best practices for recruitment, candidate screening, order fulfillment, performance metrics and client billing.

    Interim's traditional flexible staffing business expanded its European operations through the 1998 acquisitions of Crone Corkill in the U.K. and AGO Uitzendbureau B.V. in The Netherlands ("AGO" rebranded Interim Personnel Uitzendbureau). Crone Corkill places primarily high-end secretarial and administrative personnel through 3 offices. Interim Personnel Uitzendbureau provides clerical and light industrial flexible staffing through 32 locations in The Netherlands. In 1999, Interim expanded further into Europe with the acquisition of Tutor Recursos Humanos/Tutor Seleccion, S.L. ("Tutor" rebranded Interim Recursos Humanos), one of Spain's largest staffing companies, which operates through 15 offices.

HEALTHCARE

    On September 26, 1997, Interim sold HealthCare. HealthCare revenue represented 11.8% of total revenues for the year ended December 26, 1997. See the notes to the Consolidated Financial Statements contained herein for discussion of this transaction. In October 1998, Interim completed the sale of the remaining portion of HealthCare, Interim HealthCare of New York, Inc. The remaining portion of the sale did not have a material impact on results of operations in 1998.

    Through the acquisition of Norrell, Interim acquired Norrell's home health aide business which operates in New York, New Jersey, Pennsylvania, Atlanta and Colorado. Interim intends to divest this home health aide business in the second or third quarter of 2000. As such, the business has been classified as an asset held for sale and the results of operations of this business are not included in Interim's Consolidated Statement of Earnings in fiscal 1999. This business had annualized revenues of approximately $39.7 million in 1999.

OFFICE STRUCTURE

    Interim offices are Interim-owned, franchised and licensed. Most offices serve multiple clients in their respective geographic area, with the exception of Interim On-Premise sites which are established at the client's location to serve only that client. Interim believes that it can better leverage profitability through its branch locations. Currently 83.9% of revenues are derived from Interim-owned branches, with the remaining being franchised and licensed. The following table details the number of offices which are Interim-owned, franchised and licensed as of the end of the periods listed.

                                                                  FISCAL YEAR ENDED
                                                                       DECEMBER
                                                            ------------------------------
NUMBER OF OFFICES                                             1999       1998       1997
-----------------                                           --------   --------   --------
Branch Offices............................................     815       543        399
Licensed Offices..........................................     308       196        168
Franchised Offices........................................     121       138        139
                                                             -----       ---        ---
    Total.................................................   1,244       877        706
                                                             =====       ===        ===

    OWNED OFFICES

    As of December 31, 1999, Interim operated 815 branch offices. Branch office expansion is generally pursued in markets where Interim has an established presence and is used to increase market penetration. Additional expansion is achieved by establishing On-Premise operations at client sites. Interim intends to continue to expand Interim-owned branches in those locations where it can "cluster" multiple offices in close geographic proximity to utilize centralized regional and area management and other administrative functions which should increase growth opportunities and increase profitability.

    LICENSED OFFICES

    Interim grants licenses, which give the licensee the right to establish a business utilizing Interim's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. As of December 31, 1999, Interim's 68 licensees operated 308 licensed offices.

    Licensees are required to observe Interim's operating procedures and standards and act as a representative of Interim in recruiting, screening, classifying, employing and placing flexible staff in response to client orders. The licensee is responsible for establishing the office and paying related administrative and operating expenses, such as rent, utilities and salaries of full-time employees. Interim is responsible for paying the wages of the flexible staff and all related payroll taxes and insurance. As a result, Interim provides a substantial portion of the working capital needed for the licensed businesses.

    Sales by the licensed offices are included in Interim's revenues, and the direct costs of services are included in Interim's cost of services. The licensee receives a commission from Interim, which ranges between 50% and 75% of the licensed offices' gross profits. The licensee is required to use Interim's billing, payroll and other data processing services.

    FRANCHISED OFFICES

    Interim has been granting franchises for approximately 40 years. The average tenure of franchise ownership exceeds 17 years, and a number of franchisees are second generation owners. Most franchisees operate more than one franchise. As of December 31, 1999, Interim's 17 franchisees operated 121 offices.

    Interim grants franchisees the right to market and furnish flexible staffing services within a designated geographic area using Interim's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. Interim provides franchises with its national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of Interim's policies and standards and recruit, employ and pay their own full-time and flexible staff. Interim receives royalty fees from each franchise based upon its sales, and in return supplies a variety of support and marketing services.

COMPETITION

    The staffing services industry is intensely competitive and highly fragmented, with few barriers to entry by potential competitors at the local level. Interim faces significant competition in the markets it serves and will continue to face significant competition in any geographic markets or industry sectors that it may enter. In each market in which Interim operates, it competes for both clients and qualified personnel with other firms offering staffing services. The majority of competitors are significantly smaller than Interim. However, certain of Interim's competitors have greater marketing and financial resources than Interim. Many clients use more than one staffing services company and it is common for a major client to use several staffing services companies at the same time.

    Interim's largest competitors are Adecco S.A., Manpower Inc., Randstad Holdings, Kelly Services, Inc., Vedior, Robert Half International, Inc., Modis, Inc. and CDI Corporation. Interim believes that it is one of the ten largest worldwide providers of staffing services based upon revenue.

    Interim believes that the primary competitive factor in obtaining and retaining clients is the breadth of services provided as clients seek out providers that can service all of their staffing needs. Additionally, other critical competitive factors include the number and location of offices, an understanding of clients' specific job requirements through consultative assessments, the ability to provide personnel in a timely manner, the ability to measure the quality of job performance and pricing. The primary competitive factors in obtaining qualified candidates for employment assignments are quality of available opportunities, wages, responsiveness to work schedules and number of available work hours. Interim believes it has a competitive advantage over its competitors because it offers a wide range of services and broad availability of skills to its customers worldwide.

TRADEMARKS

    In 1992, Interim changed its name and primary identifying trademark from "PERSONNEL POOL" to "INTERIM" and related "INTERIM" marks. A few locations continue to operate under the "PERSONNEL POOL" mark (or related marks used by such locations prior to acquisition by Interim). With the exception of Norrell, Michael Page, Saratoga and Stratford Group, the names and trademarks of businesses acquired by Interim are being or have been transitioned to an appropriate "INTERIM" name, typically within a period of several months following the date of acquisition. Interim has undertaken extensive national and local advertising and marketing efforts to increase its name recognition in the marketplace.

    Interim uses and has registered with the United States Patent and Trademark Office the trademarks: INTERIM, INTERIM ACCOUNTING, INTERIM ATTORNEYS, INTERIM COURT REPORTING, INTERIM LEGAL, INTERIM ON-PREMISE, INTERIM PERSONNEL SERVICES, HOW THE WORLD IS WORKING, HR EASY, DEPOLAB, SKILL ANALYZER, STRATFORD GROUP,

TEMPLINK, TEST CYCLE, VALI/TEST PRO and PERSONNEL POOL; it uses and has applications for registration pending on the trademarks: A CAREER, DELIVERABLE QUALITY METHOD, EMERGING WORKFORCE, HUMAN CAPITAL FINANCIAL INDEX, InterimIT.com, INTERIM CAREER CONSULTING, INTERIM FINANCIAL SOLUTIONS, SARATOGA, SARATOGA CERTIFIED, SARATOGA ONLINE, INTERIM TECHNOLOGY, SQM TOOL SUITE, IT / WORK REQUEST MANAGER, MICHAEL PAGE, 1-800-A-CAREER, IT / ENTERPRISE MANAGER, IT / REQUIREMENTS MANAGER and IT / TEST MANAGER; and it uses and claims ownership of the unregistered trademarks: INTERIM CAREER SERVICES, INTERIM PERSONNEL, INTERIM FACILITIES MANAGEMENT, INTERIM FINANCIAL PERSONNEL, INTERIM MANAGED SERVICES, INTERIM OFFICE TECHNOLOGY, INTERIM STAFFING, VICTOR PERSONNEL, INTERIM HR PROFESSIONALS, INTERIM EXECUTIVE RECRUITING, INTERIM TECHNICAL STAFFING, INTERIM LEGAL PROFESSIONALS, INTERIM LEGAL SERVICES, INTERIM INDUSTRIAL STAFFING, INTERIM TECHNOLOGY-STAFFING SOLUTIONS GROUP, INTERIM TECHNOLOGY-CONSULTING GROUP and SARATOGA INSTITUTE. INTERIM is a registered trademark of Interim in Canada and INTERIM TECHNOLOGY is a registered European Community Trademark of Interim. Interim's U.S. trademark registration for INTERIM expires April 6, 2003, but is renewable indefinitely for successive ten-year terms.

    Interim has licensed use of its INTERIM HEALTHCARE mark to Interim HealthCare, Inc., (which is independent of Interim), for an initial period of five years and renewable every two years thereafter. Interim uses and has registered with the United States Patent and Trademark Office the following trademarks acquired from Norrell: ANATEC, ARCHITECTURING THE CUSTOMER EXPERIENCE, CallTask, DYNAMIC PEOPLE SKILLED PEOPLE. WITH PEOPLE SKILLS, HEALTHTASK, HT HEALTHTASK, IMCOR, iwebclass, NORCROSS, NORRELL, NORRELL FINANCIAL STAFFING, NORRELL I.R.I.S. INTEGRATED RESEARCH INFORMATION SYSTEM, NORRELL SERVICES EXACT MATCH, NORRELL SERVICES EXACT MATCH INTERVIEWER, NORRELL SERVICES EXACT MATCH MATCHWEAR, PB ARCHITECT, PROCOR, SMARTER WAYS TO GET THINGS DONE, STRATEGIC WORKFORCE MANAGEMENT, THE PORTABLE EXECUTIVE, TASCOR, THE WORKFORCE FOR THE NEW WORKPLACE and WWW TEMPORARY HELP SERVICE WORKFORCE; it uses and has applications for registration pending on the following trademarks acquired from Norrell: NORRELL MASTER VENDOR PARTNERING and T TASCOR. NORRELL is a registered trademark of Interim in Canada. Interim's U.S. trademark registration for NORRELL expires on March 8, 2003, but is renewable indefinitely for successive ten-year terms.

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

    Interim has significant operations in a number of foreign countries. In some of these countries, particularly in Europe, there is significant national and local regulation of flexible staffing services. These laws generally require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions and severance pay. In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. Industry-wide union membership is also a requirement in some countries. Interim does not anticipate that these legal structures and requirements will have a material effect on its growth or prospects. However, any material change in national or local regulation of flexible staffing services could have a material adverse effect on Interim.

    Through the acquisition of Norrell, Interim acquired Norrell's home health aide business which operates in New York, New Jersey, Pennsylvania, Atlanta and Colorado. This business requires the licensing of home care providers. In those states, Interim is subject to periodic licensure surveys to ensure continued compliance with licensing requirements. A change in control or the sale of the home health aide business must be approved by the Public Health Council of the New York State Department of Public Health. Interim intends to divest this home health aide business in the second or third quarter of 2000.

    Interim's sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 17 states and one Canadian province. Interim must deliver a franchise offering circular (similar to a prospectus) to prospective franchisees or licensees. Interim has filed either the appropriate registration or obtained an exemption from registration in states which require franchisers to register in order to sell franchises. Interim does not anticipate that these requirements will have any material effect on its ability to sell franchises or licenses.

EMPLOYEES

    Interim employed approximately 600,000 people in 1999. Interim estimates that it assigned approximately 580,000 flexible personnel with its clients in 1999 (including a full year of Norrell), of whom approximately 72,000 were assigned, on average, at any given time. Interim placed approximately
33,000 people in permanent jobs. In addition, Interim employs approximately 8,000 staff employees full-time in both its national and international operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Interim, each of whom has been elected to serve at the discretion of the Board of Directors of Interim, are:

NAME AND AGE                                               POSITION
-------------------------------  ------------------------------------------------------------
Raymond Marcy, 49..............  Chairman since August 1997; Chief Executive Officer since
                                 September 1991; President and a Director since November
                                 1989; Chief Operating Officer from November 1989 until
                                 September 1991. Prior to joining Interim, Mr. Marcy served as Senior Vice President of Operations for Adia Services,
                                 Inc. ("Adia"), from 1980 through 1988. While retaining his position as Senior Vice President of Operations for Adia,
                                 from May 1988 until November 1989, Mr. Marcy was President and Chief Executive Officer of Nursefinders, Inc., the
                                 temporary nursing subsidiary of Adia.

Robert E. Livonius, 51.........  Chief Operations Officer since February 1997, Executive Vice
                                 President since August 1993. Vice President, HealthCare from
                                 August 1991 to August 1993. Prior to joining Interim, he
                                 served as Vice President-Field Operations for a division of
                                 NYNEX Corporation, from June 1986 through June 1991.

Roy G. Krause, 53..............  Executive Vice President and Chief Financial Officer since
                                 October 1995. Prior to joining Interim, he served as
                                 Executive Vice President of HomeBank Federal Savings Bank
                                 and HomeBank Mortgage Corporation from November 1980 to
                                 September 1995.

Ronald de Heer, 57.............  Executive Vice President, European Operations since
                                 September 1996. Prior to joining Interim he served as
                                 Managing Director for Adia Personnel for nearly 10 years in
                                 Holland, Belgium and Luxembourg.

Shannon C. Allen, 33...........  Vice President since November 1998, Treasurer since May
                                 1997. Assistant Treasurer from October 1994 to May 1997.
                                 Prior to joining Interim, she worked in the Treasury and
                                 Corporate Finance Department at W. R. Grace & Co., Inc. from
                                 April 1992 to October 1994. From August 1988 to September
                                 1991 she worked in Corporate Finance at Kidder, Peabody &
                                 Co., Incorporated.

NAME AND AGE                                               POSITION
-------------------------------  ------------------------------------------------------------
Jose L. Aragon, 51.............  Vice President (Marketing) since December 1999. Prior to joining Interim, he was Vice President, Marketing for
                                 Bacardi-Martini USA from January 1997 through August 1999.
                                 From September 1992 through December 1996, he was Vice
                                 President, Marketing for Bacardi-Martini B.V., Amsterdam,
                                 The Netherlands.

Robert Evans, 56...............  Vice President/Chief Information Officer since May 1996.
                                 From January 1991 to May 1996, he served in several
                                 executive positions with AT&T including Vice President
                                 Customer Care Strategy and Reengineering, Chief Technology
                                 Officer, Chief Information Officer and General Manager of
                                 the Consumer Interactive Services business unit.

Lisa G. Iglesias, 34...........  General Counsel, Vice President and Secretary since July
                                 1999. Associate Counsel from August 1998 to July 1999. Prior to joining Interim, she was an attorney with the law firm of
                                 Greenberg Traurig from September 1994 to August 1998. From
                                 January 1989 to August 1991, she worked as a Certified
                                 Public Accountant with KPMG Peat Marwick.

Kenneth Kilburn III, 46........  Vice President (Business Integration) and Chief
                                 Administrative Officer since January 1998. Before joining
                                 Interim, he was Director of PC Options Manufacturing for
                                 Compaq Computer Corp. from July 1994 until January 1998. For nearly 15 years prior thereto, he held various executive
                                 management positions in purchasing and manufacturing
                                 operations with Digital Equipment Corp.

Wayne M. Mincey, 42............  President (Global Alliances) since July 1999. Prior to that, he was President, Norrell Information Services Consulting
                                 Division, from August 1998 to July 1999. Prior to that, he was Vice President, Strategic Planning, a position he held since September 1997 when he joined Norrell. Prior to
                                 joining Norrell, he served in various marketing and
                                 operational positions with Ryder System, Inc. or its
                                 subsidiaries as a vice president or chief financial officer since 1986.

Robert W. Morgan, 40...........  Vice President (Human Resources) since September 1996. Prior to joining Interim, he served as Vice President (Human
                                 Resources) for Office Depot from March 1994 to September
                                 1996. From March 1991 until March 1994, he served as Vice
                                 President (Human Resources), Rose's Stores, Inc.

J. Randall Nobles, 46..........  Chief Process Officer since July 1999. Prior to that, he was
                                 Vice President (Finance) for Norrell Corporation. From
                                 January 1996 to June 1997, he was Vice President
                                 (International Business Development) at Ryder System, Inc.
                                 From January 1994 to January 1996, he was Vice President
                                 (Re-engineering) for Ryder System, Inc.

Mark W. Smith, 37..............  Vice President (Finance) since June 1997. Prior to joining
                                 Interim, he served as Group Director--Financial Planning,
                                 Ryder Integrated Logistics, Inc. from October 1996 to June
                                 1997. Assistant Corporate Controller, Ryder System, Inc.
                                 from October 1993 to September 1996. He held other positions with Ryder System, Inc. from February 1990 to September
                                 1993.

James W. Williamson, 39........  Vice President (Risk Management) since July 1999. Prior to that, he was Director of Risk Management for Norrell
                                 Corporation since November 1992. He began his career with
                                 Norrell in May 1987 as Assistant Risk Manager. He has also held risk management positions with Texas Instruments in
                                 Dallas and Anheuser-Busch in St. Louis.

ITEM 2. PROPERTIES

    The executive offices of Interim are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida 33309, in a 113,000 square-foot building owned by Interim which was constructed in 1989, and expanded in 1996. Interim also leases on a short-term basis approximately 6,500 square feet in buildings within one mile of its Florida executive offices for operations associated with its corporate headquarters. In addition, Interim leases approximately 220,000 square feet in Atlanta, Georgia which housed Norrell's executive offices. The executive office and nearby facilities in Fort Lauderdale, and the office in Atlanta are used primarily by Interim's North American operating segment. All other offices of Interim and its subsidiaries in North America, Europe and Australia/Asia are operated in premises held primarily under short-term leases providing fixed monthly rentals, usually with renewal options.

ITEM 3. LEGAL PROCEEDINGS

    Interim, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position or results of operations of Interim. Interim maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Interim insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions and fidelity losses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Common Stock is traded on The New York Stock Exchange under the symbol "IS." High and low prices for the Common Stock by quarter appear in "Quarterly Financial Data" on page 52. On January 28, 2000, there were approximately 1,892 holders of record of Interim's Common Stock.

    Interim has not paid cash dividends and does not intend to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         FISCAL YEARS ENDED
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA AND OPERATING
                                                                            INFORMATION)
                                                   --------------------------------------------------------------
                                                    1999(1)        1998         1997         1996         1995
                                                   ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Revenues:
Revenues excluding HealthCare....................  $3,167,971   $1,890,113   $1,418,667   $  915,883   $  657,005
HealthCare (2)...................................          --           --      189,589      231,268      207,242
                                                   ----------   ----------   ----------   ----------   ----------
  Total revenues.................................   3,167,971    1,890,113    1,608,256    1,147,151      864,247
Expenses:
Cost of services.................................   2,129,181    1,193,856    1,044,848      792,123      600,169
                                                   ----------   ----------   ----------   ----------   ----------
  Gross profit...................................   1,038,790      696,257      563,408      355,028      264,078
Selling, general and admin.......................     738,728      493,744      399,417      247,318      177,105
Licensee commissions.............................      71,750       50,791       45,091       39,500       37,295
                                                   ----------   ----------   ----------   ----------   ----------
  Results of operations..........................     228,312      151,722      118,900       68,210       49,678
Amortization of intangibles......................      34,164       22,550       18,492        8,802        6,884
Interest expense.................................      39,294       30,157       25,271        5,696          990
Interest income..................................      (2,990)      (6,338)      (1,002)          --           --
Year 2000 costs (3)..............................       4,420           --           --           --           --
Restructuring and integration costs (4)..........      29,542           --           --           --           --
Gain on sale of HealthCare business (5)..........          --           --       (5,300)          --           --
Merger expense (6)...............................          --           --           --        8,600           --
                                                   ----------   ----------   ----------   ----------   ----------
  Earnings before income taxes and extraordinary
    item.........................................     123,882      105,353       81,439       45,112       41,804
Income taxes.....................................      53,049       46,776       38,928       22,097       18,071
                                                   ----------   ----------   ----------   ----------   ----------
  Earnings before extraordinary item.............      70,833       58,577       42,511       23,015       23,733
Extraordinary item-early extinguishment of debt,
  net of income taxes............................          --        2,773           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------
  Net earnings...................................  $   70,833   $   55,804   $   42,511   $   23,015   $   23,733
                                                   ==========   ==========   ==========   ==========   ==========
Basic earnings per share (3)(4)(6)(7):
Earnings before extraordinary item...............  $     1.29   $     1.32   $     1.08   $     0.71   $     0.77
Extraordinary item...............................          --        (0.06)          --           --           --
                                                   ----------   ----------   ----------   ----------   ----------
Net earnings.....................................  $     1.29   $     1.26   $     1.08   $     0.71   $     0.77
                                                   ==========   ==========   ==========   ==========   ==========
Diluted earnings per share (3)(4)(6)(7):
Earnings before extraordinary item...............  $     1.27   $     1.29   $     1.05   $     0.69   $     0.76
Extraordinary item...............................          --        (0.06)          --           --           --
                                                   ----------   ----------   ----------   ----------   ----------
Net earnings.....................................  $     1.27   $     1.23   $     1.05   $     0.69   $     0.76
                                                   ==========   ==========   ==========   ==========   ==========
Earnings per share
(excl. nonrecurring merger expense, Year 2000
  costs and restructuring and integration costs)
  (3)(4)(6)(7):
  Basic..........................................  $     1.67           --           --   $     0.94           --
  Diluted........................................  $     1.61           --           --   $     0.91           --

Weighted average shares (7):
  Basic..........................................      54,949       44,237       39,305       32,450       30,804
  Diluted........................................      60,837       48,244       40,407       33,418       31,324

BALANCE SHEET DATA (8):
Total assets.....................................  $2,438,901   $1,606,808   $1,091,734   $  512,490   $  424,489
Long-term debt, net of current portion...........     513,611      426,856      379,197           --       60,000
Working capital..................................      50,488      152,388       97,990      188,958       85,417

OPERATING INFORMATION:
Operating offices (9)............................       1,244          877          706          593          537
HealthCare offices (9)...........................          --           --           --          405          403
                                                   ----------   ----------   ----------   ----------   ----------
                                                        1,244          877          706          998          940
                                                   ==========   ==========   ==========   ==========   ==========

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------------------------

(1) The 1999 fiscal year contained 53 weeks. All other years contained 52 weeks.

(2) Revenues for HealthCare are included through the date of disposition of September 26, 1997.

(3) Year 2000 costs represent the costs associated with remediating Norrell's application systems.

(4) On July 2, 1999, Interim acquired Norrell Corporation. Restructuring and integration costs were related to a plan adopted by management in which certain redundant functions and assets of Interim were eliminated.

(5) On September 26, 1997, Interim sold its HealthCare business. Amount represents pre-tax gain on sale. Taxes on the gain were $5,272.

(6) On May 23, 1996, Interim completed a pooling with Brandon Systems Corporation, an IT staffing company. Merger expense represents all fees and expenses related to the merger, consolidation and restructuring of the combined companies.

(7) On August 7, 1997, Interim announced a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of the close of business on August 18, 1997, payable on September 5, 1997. The effect has been reflected and applied on a retroactive basis.

(8) Certain reclassifications have been made to prior periods to conform to the current year presentation.

(9) At end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Interim is a leader in the area of human capital management. Interim is organized into three operating segments, North America, Europe and Australia/Asia. In each of its operating segments, Interim provides five services. Interim's five services are: (1) consulting--including outplacement, executive coaching and information technology consulting; (2) managed staffing--such as temporary and permanent workforce management, which includes Interim On-Premise and vendor management; (3) outsourcing--includes functional management and staffing of various administrative functions, including full service call center management; (4) search/recruitment--such as contingency recruiting and executive retained search; and (5) flexible staffing--temporary personnel from administrative personnel to executives.

    On July 2, 1999, Interim completed its acquisition of Norrell. Under the terms of the acquisition, the shareholders of Norrell received in exchange for each share of Norrell's common stock either a 0.9 share of Interim's common stock or a cash payment of $18.76. The holders of approximately 13% of Norrell's common stock elected to receive the cash payment which amounted to approximately $75.6 million. Accordingly, Interim issued approximately 20.8 million shares of Interim's common stock to former Norrell shareholders and converted existing options to purchase Norrell common stock into options to purchase approximately
1.6 million shares of Interim common stock. The value of the transaction including stock issued, cash paid and debt assumed, was approximately
$650.0 million. Norrell is a strategic workforce management company focusing on IT consulting, flexible staffing (including accounting, administrative and light industrial), outsourcing, search/recruitment (accounting and administrative) and managed staffing (administrative and light industrial). Operations of Norrell were combined with Interim's existing operating segments effective with the completion of the acquisition. As such, all the discussion in the following Management's Discussion and Analysis includes Norrell's operations in Interim's operating segments and services from July 2, 1999.

    In 1998 and 1997, Interim made two significant acquisitions, Computer Power and Michael Page, respectively. The Computer Power acquisition expanded both Interim's technology consulting and flexible staffing into Australia and Southeast Asia. The Michael Page acquisition provided Interim with its initial launch into numerous international markets and makes Interim one of the world leaders in accounting and finance flexible staffing and search/recruitment.

RESULTS OF OPERATIONS

    The following table sets forth revenues and gross profit by service for the periods indicated (in thousands):

                                                                   YEAR ENDED
                                      ---------------------------------------------------------------------
                                          DEC. 31, 1999           DEC. 25, 1998           DEC. 26, 1997
                                      ---------------------   ---------------------   ---------------------
                                                     % OF                    % OF                    % OF
                                                    TOTAL                   TOTAL                   TOTAL
                                                   --------                --------                --------
REVENUES:
  Consulting........................  $  544,108     17.2%    $  286,250     15.2%    $  192,262     13.6%
  Managed Staffing..................     550,342     17.4%       294,753     15.6%       236,125     16.6%
  Outsourcing.......................     170,888      5.4%        21,417      1.1%        14,183      1.0%
  Search/Recruitment................     333,199     10.5%       257,507     13.6%       148,892     10.5%
  Flexible Staffing.................   1,569,434     49.5%     1,030,186     54.5%       827,205     58.3%
                                      ----------    ------    ----------    ------    ----------    ------
                                       3,167,971    100.0%     1,890,113    100.0%     1,418,667    100.0%
                                                    ======                  ======                  ======
  HealthCare*.......................          --                      --                 189,589
                                      ----------              ----------              ----------
Total...............................  $3,167,971              $1,890,113              $1,608,256
                                      ==========              ==========              ==========

                                                     % OF                    % OF                    % OF
                                                   REVENUES                REVENUES                REVENUES
                                                   --------                --------                --------
GROSS PROFIT:
  Consulting........................  $  213,930     39.3%    $  108,864     38.0%    $   66,460     34.6%
  Managed Staffing..................     105,712     19.2%        59,453     20.2%        50,318     21.3%
  Outsourcing.......................      29,165     17.1%         6,294     29.4%         1,060      7.5%
  Search/Recruitment................     333,199    100.0%       257,507    100.0%       148,892    100.0%
  Flexible Staffing.................     356,784     22.7%       264,139     25.6%       220,140     26.6%
                                      ----------    ------    ----------    ------    ----------    ------
                                       1,038,790     32.8%       696,257     36.8%       486,870     34.3%
  HealthCare*.......................          --        --            --        --        76,538     40.4%
                                      ----------    ------    ----------    ------    ----------    ------
Total...............................  $1,038,790     32.8%    $  696,257     36.8%    $  563,408     35.0%
                                      ==========    ======    ==========    ======    ==========    ======

------------------------

* Through the date of sale on September 26, 1997.

FISCAL 1999 COMPARED WITH 1998

    REVENUES. Revenues in 1999 increased 67.6% to $3.2 billion compared with $1.9 billion in 1998. Excluding the impact of Norrell, revenues increased 31.2% in 1999 compared with 1998. Consulting revenues (excluding Norrell) increased 52.4% in 1999 compared with 1998. Consulting growth reflects the fourth quarter 1998 acquisitions of Computer Power in Australia and Ouranos in The Netherlands as well as strong organic growth in IT consulting. Organic growth rates in IT consulting slowed in the second half of 1999 compared with growth rates during the first half of the year due to weakening of demand for IT services in both the U.S. and U.K. but showed positive growth throughout the year. Managed staffing revenues (excluding Norrell) increased 27.2% in 1999 compared with 1998 reflecting the continued expansion in North America of both the Interim On-Premise program and technology help-desk services. The increase in Outsourcing revenues in 1999 was due to the Norrell acquisition. Search/recruitment revenues (excluding Norrell) increased 24.1% in 1999 compared with 1998 due to strong organic growth both in European finance, sales and marketing recruitment and in North American finance recruitment. Flexible staffing revenues (excluding Norrell) increased 28.8% in 1999 compared with 1998. Flexible staffing growth rates reflect strong organic growth within all operating segments and with most skill types. Finance and accounting flexible staffing worldwide was particularly strong in 1999 compared with 1998. The acquisitions of AGO in The Netherlands in July 1998, Computer Power in
December 1998, Tutor in

March 1999 and the conversion of a franchise operation to Interim owned also impacted flexible staffing growth rates.

    GROSS PROFIT. Gross profit in 1999 increased 49.2% to $1.0 billion compared with $696.3 million in 1998. Gross profit margins were 32.8% during 1999 compared with 36.8% during 1998. Excluding the impact of Norrell in 1999, gross profit margins were 34.7%. The Norrell acquisition had the impact of lowering overall gross profit margins due primarily to its flexible staffing business which has slightly lower gross profit rates than Interim's existing flexible staffing and a higher proportion of outsourcing business. Margins (excluding Norrell) in 1999 were lower than the comparable 1998 periods due to the inclusion this year of Computer Power's flexible staffing, lower pricing associated with business expansion at existing On-Premise clients and higher self-insured workers' compensation costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 49.6% to $738.7 million in 1999 compared with $493.7 million in 1998. Selling, general and administrative expenses as a percentage of revenues were 23.3% during 1999 compared with 26.1% during 1998. Comparisons of selling, general and administrative expenses excluding Norrell are less relevant as the functions and activities included in this caption were consolidated and rationalized during third quarter 1999. Selling, general and administrative expenses as a percentage of revenues declined in 1999 with higher revenues allowing greater leveraging of expenses. In addition, Norrell's outsourcing business which has a lower proportionate amount of selling, general and administrative expenses, had the effect of lowering selling, general and administrative expenses as a percentage of revenues in 1999. Positive trends within selling, general and administrative expenses were somewhat offset as Interim incurred approximately $6.5 million to deploy new technology, including a new front-office system within its North American flexible staffing offices and to consolidate its back office operations in North America and Australia.

    LICENSEE COMMISSIONS.  Licensee commissions increased 41.3% to
$71.8 million compared with $50.8 million in 1998. Licensee commissions (excluding Norrell) in 1999 were $53.9 million and increased consistent with the growth of Interim licensee revenue. Licensee commissions as a percentage of revenue decreased during 1999 due to Norrell whose licensee commissions have a lower commission structure than Interim.

    AMORTIZATION OF INTANGIBLES.  Amortization expense increased 51.5% to
$34.2 million compared with $22.6 million in 1998. The increase in 1999 compared with 1998 reflects the increase in intangible assets arising from acquisitions. Amortization expense in 1999, related to the goodwill recorded as a result of the Norrell and Computer Power acquisitions, was $6.0 million and $3.3 million, respectively.

    INTEREST EXPENSE. Interest expense increased 30.3% to $39.3 million compared with $30.2 million in 1998. The increase in 1999 compared with 1998 resulted from borrowings primarily associated with the Norrell acquisition and the Computer Power acquisition. Interim had average borrowings outstanding during 1999 of $635.4 million at an average interest rate including the effects of interest rate swaps of 6.0%. Interim had average borrowings outstanding during 1998 of $452.5 million at an average interest rate including the effects of interest rate swaps of 6.5%.

    INTEREST INCOME. Interest income in 1999 decreased to $3.0 million from $6.3 million in the prior year period. Higher interest income in 1998 resulted from higher cash balances resulting from the second quarter of 1998 common stock and notes offerings.

    YEAR 2000 COSTS. Year 2000 costs represent the costs associated with remediating Norrell's application systems--see Year 2000 Compliance below.

    RESTRUCTURING AND INTEGRATION COSTS. During 1999, Interim incurred approximately $29.5 million of restructuring and integration costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Interim, as a result of the Norrell acquisition, will be eliminated.

    Restructuring costs and charges of approximately $12.8 million include employee severance costs of approximately $3.7 million and facility closure costs of $7.0 million primarily relating to the elimination of redundant branch locations. The employee severance related to approximately 160 positions from various job functions, of which approximately 48 were terminated and $1.3 million was paid as of December 31, 1999. The facility closure costs include approximately $5.0 million in lease termination costs and approximately $2.0 million in losses on the disposition of facility related fixed assets, primarily the write-off of leasehold improvements on closed branch locations and write-down of furniture and fixtures to their estimated fair value, determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense associated with the leasehold improvements and furniture and fixtures to be disposed of amounted to approximately $0.7 million for the year ended December 31, 1999. As of December 31, 1999, approximately $4.9 million has been paid and the remainder is included in accounts payable and accrued expenses. The majority of the accrual remaining relates to lease abandonment costs of $3.7 million that will be paid through 2004 unless early terminations can be negotiated and severance costs of $2.2 million which will be paid during 2000.

    In addition, as part of the Plan, Interim recorded a charge of approximately $2.1 million for the write-off of certain software programs that will no longer be utilized as a result of the acquisition. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down.

    Nonrecurring integration costs of approximately $16.7 million include approximately $7.6 million in costs relating to employees whose positions have been eliminated and were involved solely in exit functions and systems integrations, approximately $5.0 million in consulting costs primarily related to systems integrations, approximately $2.6 million for a one-time acquisition completion incentive bonus, approximately $0.7 million in relocation of employees and approximately $0.8 million in other related integration costs. Substantially all of these costs were paid by December 31, 1999.

    INCOME TAXES. The effective tax rate for 1999 was 42.8% or 42.0% before Year 2000 costs and restructuring and integration costs, compared with 44.4% in 1998. The decrease in the effective rate resulted from an increase in the Work Opportunity tax credits and reduced state income taxes.

    NET EARNINGS. Excluding the after tax impact of the Year 2000 costs and the restructuring and integration costs, diluted earnings per share in 1999 were $1.61. This per share amount represents an increase in 1999 of 24.8% compared with the same period in 1998 (before the extraordinary item). Net earnings in 1999 increased 20.9% to $70.8 million ($1.27 per diluted share) compared with $58.6 million ($1.29 per diluted share) before the extraordinary item. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) in 1999 was 60.8 million compared with 48.2 million in 1998. Higher average shares in 1999 reflect the issuance of 20.8 million shares in July related to the Norrell acquisition. For 1999, Interim's fiscal year included 53 weeks whereas 1998 included 52 weeks. The extra week in 1999 resulted in approximately $40.4 million in additional revenue, but net earnings benefited by less than $500,000 as the 53(rd) week was a holiday week.

FISCAL 1998 COMPARED WITH 1997

    REVENUES. Revenues in 1998 increased 17.5% to $1.9 billion from $1.6 billion in 1997. Excluding revenues from HealthCare, which was sold at the end of the third quarter 1997, 1998 revenues increased 33.2% from $1.4 billion. The following comparisons exclude HealthCare. Consulting revenues increased 48.9% reflecting strong internal growth primarily in IT; the acquisition of Aim in March 1997, combined with continued organic growth in outplacement and executive coaching subsequent to the acquisition; and several smaller acquisitions in outplacement in the first and third quarters of 1998. Managed staffing revenues increased 24.8% reflecting the continued expansion of the Interim On-Premise program and an increase in technology help-desk contracts. Outsourcing revenues increased 51.0% due to increased business with a significant customer. Search/recruitment revenues increased 72.9% due to the acquisitions of Michael Page in April 1997 and Aim in March 1997, combined with their continued organic growth subsequent to the acquisitions; and several smaller accounting acquisitions in the first and third quarters of 1998. Flexible staffing revenues increased 24.5% reflecting the acquisitions of Crone Corkill in the U.K. in March 1998, AGO in The Netherlands in July 1998, and Michael Page in April 1997. Each of these acquired businesses showed strong organic growth subsequent to acquisition. North American administrative and light industrial flexible staffing grew at a slower rate than in the prior year.

    GROSS PROFIT. Gross profit in 1998 increased 23.6% to $696.3 million from $563.4 million in 1997. Gross profit margin was 36.8% in 1998 compared with 35.0% in fiscal 1997. Excluding HealthCare, gross profit margin was 34.3% in 1997. Higher margins, excluding HealthCare, were principally due to an increase in the amount of consulting and search/recruitment revenues as a percentage of total revenues. Consulting and search/recruitment revenues generate higher gross profit margins than flexible staffing. Excluding HealthCare, consulting and search/recruitment revenue represented 28.8% of 1998 total revenue compared with 24.1% of total revenue in 1997. Higher pricing in IT also contributed to the increase in the gross profit margin in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 23.6% to $493.7 million in 1998 from $399.4 million in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 26.1% in 1998 compared with 24.8% in fiscal 1997 due to the increase in consulting and search/recruitment as a percentage of total revenues in 1998. These higher gross margin businesses have higher operating expenses than flexible staffing and managed services.

    LICENSEE COMMISSIONS.  Licensee commissions increased 12.6% to
$50.8 million in 1998 from $45.1 million in the prior year period and is consistent with the growth in licensee revenues. Licensee commissions as a percentage of the related licensee revenues remained constant at 17.0%.

    AMORTIZATION OF INTANGIBLES.  Amortization expense increased 21.9% to
$22.6 million in 1998 from $18.5 million in the prior year period reflecting the increase in intangible assets arising from acquisitions.

    INTEREST EXPENSE. Interest expense increased 19.3% to $30.2 million in 1998 from $25.3 million in 1997. This increase primarily resulted from increased borrowings for acquisitions, which began in the second quarter of 1997. Interim had average borrowings outstanding during 1998 of $452.5 million at an average rate of interest, including the effects of interest rate swaps, of 6.5% compared with $361.2 million outstanding during 1997 at an average rate of interest of 6.9%.

    INTEREST INCOME. Interest income increased to $6.3 million in 1998 from $1.0 million in the prior year period, primarily due to the investment of proceeds from Interim's common stock and notes offerings in May 1998.

    GAIN ON SALE OF HEALTHCARE BUSINESS. The gain on sale of HealthCare of $5.3 million in 1997 resulted from the divestiture of Interim's HealthCare business in the third quarter of 1997. Interim consummated the sale of the remaining portion of HealthCare, Interim HealthCare of New York, Inc. in October 1998, which did not have a material impact on results of operations in 1998.

    INCOME TAXES. The effective tax rate for 1998 was 44.4% compared with 47.8% in 1997. The 1997 effective rate includes an approximate 100% effective rate on the $5.3 million HealthCare sale gain due to a lower tax basis than book basis in this business. Excluding the impact of the HealthCare gain, the effective rate in 1997 was 44.2%.

    EXTRAORDINARY ITEM. In June 1998, Interim prepaid its U.S. dollar denominated term loan with a portion of the net proceeds from its common stock and notes offerings, and recognized an extraordinary charge for early extinguishment of debt of $2.8 million (net of income taxes) including costs associated with the termination of the related interest rate swap agreements.

    NET EARNINGS. Earnings before the extraordinary loss on debt extinguishment increased 37.8% to $58.6 million ($1.29 per diluted share) in 1998 from $42.5 million ($1.05 per diluted share) in the prior year period. This represents a 22.9% increase in per share earnings before extraordinary item. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased to 48.2 million in 1998 from 40.4 million in the prior year period, primarily due to the issuance of 7.0 million shares of common stock and $207.0 million of convertible subordinated debt in the second quarter of 1998.

OPERATING SEGMENTS

    Interim currently operates in three operating segments: North America, Europe and Australia/Asia. In 1997, Interim's operating segments also included HealthCare. See Operations Overview and notes to the consolidated financial statements included herein for further discussion and financial information regarding these operating segments.

    Information on operating segments and a reconciliation to earnings before income taxes and extraordinary item for the years ended December 31, 1999, December 25, 1998 and December 26, 1997 are as follows (in thousands):

                                                                   YEAR ENDED
                                      ---------------------------------------------------------------------
                                          DEC. 31, 1999           DEC. 25, 1998           DEC. 26, 1997
                                      ---------------------   ---------------------   ---------------------
                                                     % OF                    % OF                    % OF
                                                    TOTAL                   TOTAL                   TOTAL
                                                   --------                --------                --------
REVENUES:
  North America.....................  $2,274,293     71.8%    $1,382,383     73.1%    $1,159,089     72.1%
  Europe............................     642,828     20.3%       455,845     24.1%       223,345     13.9%
  Australia/Asia....................     250,850      7.9%        51,885      2.8%        36,233      2.2%
                                      ----------    ------    ----------    ------    ----------    ------
                                       3,167,971    100.0%     1,890,113    100.0%     1,418,667     88.2%
  HealthCare*.......................          --        --            --        --       189,589     11.8%
                                      ----------    ------    ----------    ------    ----------    ------
                                      $3,167,971    100.0%    $1,890,113    100.0%    $1,608,256    100.0%
                                      ==========    ======    ==========    ======    ==========    ======

                                                     % OF                    % OF                    % OF
                                                   REVENUES                REVENUES                REVENUES
                                                   --------                --------                --------
GROSS PROFIT:
  North America.....................  $  625,659     27.5%    $  425,713     30.8%    $  340,603     29.4%
  Europe............................     327,121     50.9%       244,471     53.6%       127,467     57.1%
  Australia/Asia....................      86,010     34.3%        26,073     50.3%        18,800     51.9%
                                      ----------    ------    ----------    ------    ----------    ------
                                       1,038,790     32.8%       696,257     36.8%       486,870     34.3%
  HealthCare*.......................          --        --            --        --        76,538     40.4%
                                      ----------    ------    ----------    ------    ----------    ------
                                      $1,038,790     32.8%    $  696,257     36.8%    $  563,408     35.0%
                                      ==========    ======    ==========    ======    ==========    ======

                                                     % OF                    % OF                    % OF
                                                   REVENUES                REVENUES                REVENUES
                                                   --------                --------                --------
SEGMENT CONTRIBUTION:
  North America.....................  $  166,920      7.3%    $  110,593      8.0%    $   91,293      7.9%
  Europe............................      77,087     12.0%        63,765     14.0%        35,057     15.7%
  Australia/Asia....................      16,282      6.5%         4,651      9.0%         4,533     12.5%
                                      ----------    ------    ----------    ------    ----------    ------
                                         260,289      8.2%       179,009      9.5%       130,883      9.2%
HealthCare*.........................          --        --            --        --        16,340      8.6%
                                      ----------    ------    ----------    ------    ----------    ------
                                         260,289      8.2%       179,009      9.5%       147,223      9.2%
                                                    ======                  ======                  ======
Central costs.......................      66,141                  49,837                  46,815
Year 2000 costs.....................       4,420                      --                      --
Restructuring and integration
  costs.............................      29,542                      --                      --
Gain on sale of HealthCare..........          --                      --                  (5,300)
Interest, net.......................      36,304                  23,819                  24,269
                                      ----------              ----------              ----------
Earnings before income taxes and
  extraordinary item................  $  123,882              $  105,353              $   81,439
                                      ==========              ==========              ==========

------------------------

*   Through the date of sale on September 26, 1997.

    NORTH AMERICA. North American revenues, which represented 71.8% of total revenues in 1999, increased 64.5% to $2.3 billion compared with $1.4 billion in 1998. Excluding the impact of Norrell, revenues increased 17.2% in 1999 compared with 1998. Gross profit in 1999 increased 47.0% compared with 1998. Excluding the impact of Norrell, gross profit increased 15.1% in 1999 compared with 1998. Segment contribution (income before central costs, Year 2000 costs, restructuring and integration costs, gain on sale of HealthCare, interest and income taxes) for 1999 increased 50.9% compared with 1998. Higher revenues (excluding Norrell) for 1999 compared with 1998 resulted from strong organic growth rates in most service offerings particularly in Interim Financial Solutions and Interim Executive Recruiting. Particularly strong growth rates were achieved for Interim On-Premise in 1999 and within IT consulting and staffing during the first six months of 1999. Gross profit margins decreased due to the Norrell acquisition, with its flexible staffing and outsourcing business units having lower gross profit margins. Also contributing to lower gross profits were higher self insured workers' compensation costs and lower pricing at existing On-Premise clients. Segment contribution rates decreased in 1999 compared with 1998 reflecting the impact that the Norrell business units have on overall profitability. Segment contribution was also impacted by the costs associated with the deployment of new technology including a new front-office system within its North American flexible staffing offices and the consolidation of the North American back office operations.

    North American revenues, which represented 73.1% of total revenues in 1998, increased 19.3% to $1.4 billion from $1.2 billion in the prior year period. 1998 gross profit in North America increased 25.0% over 1997 and the gross profit margin was stable. Segment contribution increased 21.1% over 1997. Higher revenues in 1998 compared with 1997 resulted from strong organic growth rates in most service offerings with particularly strong growth in technology related consulting. Several acquisitions, including Aim in March 1997 and other acquisitions made throughout 1998 in outplacement and executive coaching, also contributed to revenue growth. Both gross profit margin and segment contribution rates expanded in 1998 compared with 1997 due to higher pricing from Technology Consulting and an increase in consulting and search/recruitment revenues as a percentage of total revenues.

    EUROPE. European revenues, which represented 20.3% of total revenues in 1999, increased 41.0% to $642.8 million compared with $455.8 million in 1998. Excluding the impact of Norrell, revenues increased 33.6% in 1999 compared with 1998. Gross profit in 1999 increased 33.8% compared with 1998. Excluding the impact of Norrell, gross profit increased 27.5% in 1999 compared with 1998. Segment contribution in 1999 increased 20.9% compared with 1998. Factors contributing to the increases in revenues, gross profit and segment contribution include the acquisitions of AGO in July 1998, Ouranos in November 1998, Tutor in March 1999 and a full year of revenue from Crone Corkill which was acquired in March 1998, combined with strong organic growth primarily in finance and sales and marketing flexible staffing and search/ recruitment. The decrease in European gross profit margin is primarily due to increased flexible staffing revenues as a percentage of total revenues. Flexible staffing gross profit margins are lower than search/ recruitment margins. The decrease in segment contribution as a percentage of revenues in 1999 compared with 1998 resulted primarily from the lower gross profit margin.

    European revenues, which represented 24.1% of total revenues in 1998, increased 104.1% to $455.8 million from $223.3 million in the prior year period. 1998 gross profit in Europe increased 91.8% over 1997 and the gross profit margin decreased to 53.6% from 57.1% in the prior year period. Segment contribution increased 81.9% over 1997. Factors contributing to the increase in revenues, gross profit and segment contribution include the acquisitions of Crone Corkill in March 1998, AGO in July 1998 and Michael Page in April 1997, combined with Michael Page's continued organic growth subsequent to the acquisition. The decrease in European gross profit margin is primarily due to increased flexible staffing revenues as a percentage of total revenues. Flexible staffing gross profit margins are lower than search/ recruitment. The decline in gross profit margin was partially offset by an increase in technology related consulting revenues. The decrease in segment contribution as a percentage of revenues from 15.7% in 1997 to 14.0% in 1998 resulted primarily from lower gross profit margin.

    AUSTRALIA/ASIA. Australian/Asian revenues, which represented 7.9% of total revenues in 1999, increased significantly to $250.9 million. Gross profit for 1999 increased to $86.0 million from $26.1 million in the prior year. Segment contribution for 1999 increased to $16.3 million from $4.7 million in 1998. The increase in revenues and gross profits during 1999 is due to the acquisition of Computer Power at the end of 1998 as well as organic growth within Michael Page. The decrease in gross profit margin and segment contribution margin in 1999 compared with 1998 is due to the addition of a significant amount of flexible staffing revenue with the acquisition of Computer Power.

    Australian/Asian revenues, which represented 2.8% of total revenues in 1998, increased 43.2% to $51.9 million from the prior year period. 1998 gross profit in Australia/Asia increased 38.7% over 1997 and the gross profit margin decreased to 50.3% from 51.9% in the prior year period. Segment contribution increased slightly over 1997. The increase in revenues, gross profit and segment contribution was due to the acquisition of Michael Page in April 1997, combined with its continued organic growth subsequent to the acquisition. The
December 1998 acquisition of Australia-based Computer Power had no impact on 1998 results. The decrease in Australian/Asian gross profit margin and segment contribution margin is primarily due to the disproportionate increase in flexible staffing revenues compared with search/recruitment revenues.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW

    Historically, Interim has financed its operations through cash generated by operating activities and bank lines of credit. Interim's principal uses of cash are funding acquisitions, capital expenditures, working capital needs and repayment of debt. The nature of Interim's business requires payment of wages to its flexible staff and consultants on a weekly or bi-weekly basis, while payments from clients are generally received 30-60 days after billing. Interim believes that its internally generated funds and lines of credit are sufficient to support operating activities during the next 12 months.

    In July 1999, Interim completed a plan of financing which included
a) increasing the size of the senior credit facility from $359.2 million to $675.0 million ($266.3 million outstanding at December 31, 1999); b) adding a facility secured by Interim's accounts receivable of $250.0 million
($158.6 million drawn at December 31, 1999); c) and issuing $53.0 million in Australian dollar term financing ($50.5 million outstanding at December 31, 1999). The debt backed by accounts receivable and the Australian financing were used to repay existing indebtedness of Norrell, fund the cash portion of the purchase price and fund transaction costs associated with the acquisition.

    In May 1998, Interim completed an offering of 7.0 million shares of its Common Stock (the "Common Stock Offering"), resulting in proceeds to Interim of approximately $197.0 million net of issuance costs and offering expenses. Concurrently with the Common Stock Offering, Interim completed an offering of $207.0 million of 4 1/2% Convertible Subordinated Notes due 2005 (the "Notes Offering"), resulting in proceeds to Interim of approximately $201.3 million net of issuance costs and offering expenses. A portion of the proceeds from the Common Stock and Notes Offerings was used to repay borrowings under Interim's existing credit facilities and for acquisitions. The balance of the proceeds was used for general corporate purposes, including strategic acquisitions.

    Cash provided by operating activities in 1999 was $152.0 million compared with cash provided in 1998 of $69.2 million and cash provided in 1997 of $57.8 million. Higher operating cash flows during 1999 resulted from increased earnings before restructuring costs, higher amortization and depreciation, and increased deferred income tax expense primarily due to the Norrell acquisition. Higher 1999 operating cash flow also resulted from lower receivable levels due to a decrease in days sales outstanding, the liquidation of certain investments previously held by Norrell and an increase in participants and contributions in the deferred compensation plan. The increase in 1999 operating cash flow was partially offset by higher cash payments to settle liabilities assumed in the acquisition of Norrell and a change in the timing of estimated tax payments in the U.K. Higher operating cash flow in 1998 compared with 1997 resulted from increased earnings, higher amortization and depreciation, a larger increase in other assets in 1997 associated with a long-term receivable related to a new major customer contract and the 1997 gain on the sale of HealthCare. The increase in 1998 operating cash flow was partially offset by less cash provided by changes in working capital in 1998 compared with 1997. Higher cash flow from working capital changes in 1997 was primarily due to the timing of Interim's fiscal year end in 1997, increases in interest payable and the timing of advertising and sub-contracted vendor payments at the end of 1997.

    Investing activities used $325.0 million in 1999 primarily due to the acquisition of Norrell on July 2, 1999 which included cash payments of $87.8 million, the remaining payments of $111.0 million made in the first quarter of 1999 on the December 1998 acquisition of Computer Power and various buybacks of Interim's license operations. Investing activities in 1999 included $55.8 million of capital expenditures primarily related to new computer hardware and software to upgrade and expand Interim's information technology capabilities including the new front office system within North American flexible staffing and expenditures associated with Interim's Outsourcing business. Investing activities used $158.3 million in 1998 primarily due to acquisitions in the areas of outplacement and career consulting, technology consulting, accounting search/recruitment and flexible staffing and European flexible staffing. Investment activities in 1998 included capital expenditures of $37.5 million primarily also for new computer hardware and software and new office related expenditures. Investing activities used $474.7 million in 1997 primarily for the acquisitions of Michael Page and Aim and capital expenditures of $24.9 million for the expansion of Interim's headquarters and branch locations and for furniture and fixtures for new offices. Investing activities in 1997 were partially offset by the proceeds from the sale of the HealthCare business. In the year 2000, Interim expects to have capital expenditures about equal to 1999 levels and plans to pay approximately $67.5 million for earnouts (contingent consideration) associated with prior Interim and Norrell acquisitions.

    Cash provided by financing activities was $57.2 million, $226.8 million and $413.5 million in 1999, 1998 and 1997, respectively. Cash provided by financing activities in 1999 primarily reflects net borrowings for the Norrell and other acquisitions offset by $89.4 million of purchases of Interim's common stock. As part of the acquisition of Norrell, Interim assumed $125.5 million in existing Norrell debt, which was repaid with the proceeds of borrowings under Interim's credit facilities. Cash provided by financing activities in 1998 primarily reflects proceeds from the Common Stock and Notes Offerings, offset by repayment of borrowings under Interim's existing credit facilities. In 1997, cash provided by financing activities resulted from borrowings under a multi-currency credit facility primarily for the acquisition of Michael Page.

    Interim intends to continue to make strategic acquisitions to grow its business. Funding for these acquisitions will come from: i) internally generated funds; ii) borrowings on Interim's credit facility; and iii) raising additional capital.

    FINANCING

    Interim has a multi-currency syndicated credit agreement entered into as of May 1, 1997 and amended in July 1999 ("Credit Facility"). The Credit Facility was increased from $359.2 million to $675.0 million and the term was extended to 2004. Outstanding borrowings at December 31, 1999 subject to this Credit Facility were a $266.3 million revolving loan and $11.2 million in loan notes to prior shareholders of Michael Page. The revolving loans and loan notes are denominated in British pound sterling. Borrowings under this Credit Facility are unsecured. The Credit Facility is available to fund Interim's acquisitions, to supply working capital and to provide for general corporate needs. Interest rates on amounts outstanding under the Credit Facility are based on LIBOR plus a variable margin. The Credit Facility contains customary covenants, which include restrictions on the payment of cash dividends, as well as the maintenance of certain financial ratios including minimum net worth, restrictions on the incurrence of liens and additional indebtedness. In July 1999, Interim also added a loan facility secured by Interim's accounts receivable of $250.0 million ($158.6 million outstanding at December 31, 1999) ("Accounts Receivable Securitization") and issued a $53.0 million Australian dollar term financing ($50.5 million outstanding at December 31, 1999). Interest rates on the Accounts Receivable Securitization borrowings and the Australian dollar term financing are based on commercial paper market rates and Australian bank bills plus a variable margin, respectively. In addition, Interim has established short-term, unsecured lines of credit with certain banks. Interest rates on these lines of credit are based on LIBOR and are available to fund Interim's short-term capital requirements. There was approximately $537.2 million available for future borrowings under these agreements at December 31, 1999.

    In May 1998, Interim also issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 1, 2005. See notes to the consolidated financial statements for discussion of these notes.

YEAR 2000 COMPLIANCE

    Interim has completed its Year 2000 project and all systems are functioning adequately. Interim's cost of the project was $4.9 million, most of which was to remediate Norrell's systems subsequent to the July 2, 1999 acquisition. These costs include both personnel costs related to project management, programming and hardware and software upgrades.

INFLATION

    The effects of inflation on Interim's operations were not significant during the periods presented in the financial statements.

IMPACT OF THE EURO

    The Euro was introduced on January 1, 1999, at which time the eleven irrevocable participating European Monetary Union (EMU) member countries established fixed conversion rates between their existing currencies (legacy currencies) and the Euro. The legacy currencies will continue to be used as legal tender through January 1, 2002. Interim has initiated an internal analysis regarding the business and systems issues related to the Euro conversion and has begun a comprehensive action plan to ensure that all necessary modifications are made on a timely basis. The costs of addressing the Euro conversion are not expected to be material. Depending upon the type of cost, the amount will be charged to operations as incurred or capitalized as software consistent with Interim's policies. Interim believes that the conversion to the Euro will not have a significant impact on the marketing strategy for Interim's international operations. Interim has studied the implications of the overall Euro conversion and does not expect it to have a material impact on Interim's financial condition or results of operations upon adoption.

SEASONALITY AND CYCLICALITY OF BUSINESS

    Interim's businesses are not seasonal in nature. However, the staffing industry has historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. Interim believes that the balance between Interim's service lines may help reduce the impact of cyclicality. The growth of Interim Career Consulting, which specializes in outplacement, is also expected to mitigate the impact of cyclicality as outplacement growth rates amplify during a slower economy, offsetting other services which may be fairly sensitive to economic declines. As a result of general shifting of employment patterns, Interim believes it may become less cyclical.

OTHER

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133" ("SFAS No. 137"). SFAS No. 133 is amended to be effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. Interim has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 1999, Interim maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on Interim's financial condition.

    Interim's outstanding variable rate debt at December 31, 1999 and December 25, 1998 was $522.7 million and $241.8 million, respectively. Interest rates on the Credit Facility and other short-term borrowings are based on LIBOR plus a variable margin. Interest rates on the Accounts Receivable Securitization borrowings and the Australian dollar term financing are based on commercial paper market rates and Australian bank bills plus a variable margin, respectively. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $5.2 million and $2.4 million in 1999 and 1998, respectively, on an annual basis not considering the offset of the interest rate swap discussed below.

    Interim utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Interim had a variable to variable interest rate swap agreement outstanding as of December 31, 1999 and December 25, 1998 with the notional amount of $121.4 million and $125.5 million, respectively, which effectively converts interest from a British pound LIBOR basis to a broader index and caps Interim's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The fair value of the outstanding interest rate swap as of December 31, 1999 and December 25, 1998 was $1.3 million and $4.1 million, respectively.

    In May 1998, Interim issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of Interim's fixed rate convertible subordinated debt as of December 31, 1999 and December 25, 1998 was $183.7 million and $175.6 million, respectively, compared with the related carrying value of $207.0 million.

    The purpose of Interim's foreign exchange hedging activities is to mitigate the impact of changes in foreign currency exchange rates. Interim attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans, firm committed transactions and dividends related to foreign subsidiaries. Interim uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Interim does not enter into forward contracts for trading purposes. At December 31, 1999 and December 25, 1998, Interim had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $76.9 million and $96.1 million, respectively. The cost to terminate foreign currency forward contracts as of December 31, 1999 and December 25, 1998 was $0.1 million and $2.5 million, respectively.

FORWARD-LOOKING STATEMENTS

    Part I and Part II, Items 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and 7A (Quantitative and Qualitative Disclosures about Market Risk) of this Annual Report on Form 10-K contain forward-looking statements, including statements regarding, among other matters: (i) Interim's plans, intentions and expectations with respect to its future prospects, including its business and growth strategies; (ii) industry trends and competitive conditions; (iii) expected capital expenditures to be made in the future; (iv) resolution of pending litigation without material adverse effect on Interim; (v) Interim's expectations about the transition to the Euro; and (vi) Interim's quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from Interim's beliefs or expectations are the following: industry trends and trends in the general economy; competitive factors in the markets in which Interim operates; changes in regulatory requirements which are applicable to Interim's business; and other factors referenced herein or from time to time in Interim's Securities and Exchange Commission reports.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  of Interim Services Inc.
  Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Interim
Services Inc. and subsidiaries ("Interim") as of December 31, 1999 and
December 25, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Interim's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interim Services Inc. and subsidiaries as of December 31, 1999 and December 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 15, 2000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INTERIM SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FISCAL YEARS ENDED
                                                           ---------------------------------------------
                                                           DEC. 31, 1999   DEC. 25, 1998   DEC. 26, 1997
                                                           -------------   -------------   -------------
Revenues.................................................   $3,167,971      $1,890,113      $1,608,256
Cost of services.........................................    2,129,181       1,193,856       1,044,848
                                                            ----------      ----------      ----------
  Gross profit...........................................    1,038,790         696,257         563,408
                                                            ----------      ----------      ----------
Selling, general and administrative expenses.............      738,728         493,744         399,417
Licensee commissions.....................................       71,750          50,791          45,091
Amortization of intangibles..............................       34,164          22,550          18,492
Interest expense.........................................       39,294          30,157          25,271
Interest income..........................................       (2,990)         (6,338)         (1,002)
Year 2000 costs..........................................        4,420              --              --
Restructuring and integration costs......................       29,542              --              --
Gain on sale of HealthCare business......................           --              --          (5,300)
                                                            ----------      ----------      ----------
                                                               914,908         590,904         481,969
                                                            ----------      ----------      ----------
  Earnings before income taxes and extraordinary item....      123,882         105,353          81,439
Income taxes.............................................       53,049          46,776          38,928
                                                            ----------      ----------      ----------
  Earnings before extraordinary item.....................       70,833          58,577          42,511
Extraordinary item--early extinguishment of debt, net of
  income taxes of $1,849.................................           --           2,773              --
                                                            ----------      ----------      ----------
  Net earnings...........................................   $   70,833      $   55,804      $   42,511
                                                            ==========      ==========      ==========

Basic earnings per share:
Earnings before extraordinary item.......................   $     1.29      $     1.32      $     1.08
Extraordinary item.......................................           --           (0.06)             --
                                                            ----------      ----------      ----------
Net earnings.............................................   $     1.29      $     1.26      $     1.08
                                                            ==========      ==========      ==========

Diluted earnings per share:
Earnings before extraordinary item.......................   $     1.27      $     1.29      $     1.05
Extraordinary item.......................................           --           (0.06)             --
                                                            ----------      ----------      ----------
Net earnings.............................................   $     1.27      $     1.23      $     1.05
                                                            ==========      ==========      ==========

Basic weighted average shares outstanding................       54,949          44,237          39,305
                                                            ==========      ==========      ==========

Diluted weighted average shares outstanding..............       60,837          48,244          40,407
                                                            ==========      ==========      ==========

                See notes to Consolidated Financial Statements.

                     INTERIM SERVICES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DEC. 31,     DEC. 25,
                                                                 1999         1998
                                                              ----------   ----------
                                       ASSETS

Current Assets:
  Cash and cash equivalents.................................  $   37,539   $  153,314
  Receivables, less allowance for doubtful accounts of
    $16,956 and $8,937......................................     560,713      327,296
  Deferred tax asset........................................      45,686       10,480
  Other current assets......................................      64,452       45,906
                                                              ----------   ----------
      Total current assets..................................     708,390      536,996
Goodwill, net...............................................   1,270,562      705,837
Tradenames and other intangibles, net.......................     200,909      213,357
Property and equipment, net.................................     135,976       90,622
Other assets................................................      71,112       58,854
Deferred tax asset..........................................      51,952        1,142
                                                              ----------   ----------
                                                              $2,438,901   $1,606,808
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........................  $  216,108   $   21,943
  Due to Computer Power shareholders........................          --      111,008
  Accounts payable and other accrued expenses...............     223,409      101,469
  Accrued salaries, wages and payroll taxes.................     184,611      114,015
  Other current liabilities.................................      33,774       36,173
                                                              ----------   ----------
      Total current liabilities.............................     657,902      384,608
Long-term debt, net of current portion......................     513,611      426,856
Other long-term liabilities.................................     108,128       57,404
                                                              ----------   ----------
      Total liabilities.....................................   1,279,641      868,868
                                                              ----------   ----------
Commitments and contingencies (see footnotes)...............          --           --
Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized
    2,500,000 shares; none issued or outstanding............          --           --
  Common stock, par value $.01 per share; authorized
    200,000,000 and 100,000,000 shares; issued 65,341,425
    and 47,335,654..........................................         653          473
  Treasury stock, at cost, 1,751,143 shares.................     (31,628)          --
  Additional paid-in capital................................     868,572      468,032
  Retained earnings.........................................     333,098      262,265
  Accumulated other comprehensive (loss)/income.............     (11,435)       7,170
                                                              ----------   ----------
      Total stockholders' equity............................   1,159,260      737,940
                                                              ----------   ----------
                                                              $2,438,901   $1,606,808
                                                              ==========   ==========

                See notes to Consolidated Financial Statements.

                     INTERIM SERVICES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR FISCAL YEARS ENDED DECEMBER 31, 1999, DECEMBER 25, 1998 AND DECEMBER 26,
                                      1997
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    ACCUMULATED
                                                                           ADDITIONAL                  OTHER
                                                      COMMON    TREASURY    PAID-IN     RETAINED   COMPREHENSIVE
                                                      STOCK      STOCK      CAPITAL     EARNINGS   (LOSS)/INCOME      TOTAL
                                                     --------   --------   ----------   --------   --------------   ----------
Balance as of December 27, 1996....................    $390     $  (460)    $251,041    $163,950      $   (210)     $  414,711
                                                                                                                    ----------
Comprehensive income:
  Net earnings.....................................      --          --           --     42,511             --          42,511
  Other comprehensive income:
    Foreign currency translation adjustments.......      --          --           --         --          6,877           6,877
                                                                                                                    ----------
  Comprehensive income.............................                                                                     49,388
                                                                                                                    ----------
Proceeds from exercise of employee stock options,
  including tax benefit............................       7         460        8,744         --             --           9,211
Common stock issued under Employee Stock Purchase
  Plan.............................................      --          --          177         --             --             177
Other..............................................      --          --          105         --             --             105
                                                       ----     --------    --------    --------      --------      ----------
Balance as of December 26, 1997....................     397          --      260,067    206,461          6,667         473,592
                                                                                                                    ----------
Comprehensive income:
  Net earnings.....................................      --          --           --     55,804             --          55,804
  Other comprehensive income:
    Foreign currency translation adjustments.......      --          --           --         --            503             503
                                                                                                                    ----------
  Comprehensive income.............................                                                                     56,307
                                                                                                                    ----------
Sale of 7,000,000 shares of common stock in a
  public offering, net.............................      70          --      196,945         --             --         197,015
Proceeds from exercise of employee stock options,
  including tax benefit............................       5          --        8,966         --             --           8,971
Common stock issued under Employee Stock Purchase
  Plan.............................................       1          --        2,054         --             --           2,055
                                                       ----     --------    --------    --------      --------      ----------
Balance as of December 25, 1998....................     473          --      468,032    262,265          7,170         737,940
                                                                                                                    ----------

Comprehensive income:
  Net earnings.....................................      --          --           --     70,833             --          70,833
  Other comprehensive loss:
    Foreign currency translation adjustments.......      --          --           --         --        (18,605)        (18,605)
                                                                                                                    ----------
  Comprehensive income.............................                                                                     52,228
                                                                                                                    ----------
Purchase of treasury stock.........................      --     (89,368)          --         --             --         (89,368)
Common stock issued and treasury stock reissued in
  connection with the Norrell acquisition..........     175      54,182      383,025         --             --         437,382
Proceeds from exercise of employee stock options,
  including tax benefit............................       3       1,498        4,821         --             --           6,322
Common stock issued and treasury stock reissued
  under Employee Stock Purchase Plan...............       2       1,651        1,481         --             --           3,134
Common stock issued, treasury stock reissued and
  compensation earned in connection with deferred
  compensation.....................................      --         409       11,236         --             --          11,645
Other..............................................      --          --          (23)        --             --             (23)
                                                       ----     --------    --------    --------      --------      ----------
Balance as of December 31, 1999....................    $653     $(31,628)   $868,572    $333,098      $(11,435)     $1,159,260
                                                       ====     ========    ========    ========      ========      ==========

                See notes to Consolidated Financial Statements.

                     INTERIM SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                           FISCAL YEARS ENDED
                                                              ---------------------------------------------
                                                              DEC. 31, 1999   DEC. 25, 1998   DEC. 26, 1997
                                                              -------------   -------------   -------------
Cash Flows from Operating Activities:
  Earnings before extraordinary item........................    $  70,833       $  58,577       $  42,511
  Adjustments to reconcile earnings to net cash from
    operating activities:
    Depreciation and amortization...........................       65,151          44,351          34,874
    Deferred income tax expense/(benefit)...................        8,174          (5,206)         (5,654)
    Restructuring charge....................................       12,650              --              --
    Gain on sale of HealthCare business.....................           --              --          (5,300)
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Receivables...........................................      (43,309)        (47,645)        (48,288)
      Other assets..........................................       10,902          (5,199)        (12,615)
      Accounts payable and accrued expenses.................       21,554          23,911          50,772
      Other.................................................        6,010             453           1,457
                                                                ---------       ---------       ---------
          Net Cash Provided by Operating Activities.........      151,965          69,242          57,757
                                                                ---------       ---------       ---------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired........................     (269,189)       (136,223)       (570,356)
  Capital expenditures......................................      (55,778)        (37,502)        (24,913)
  Proceeds from the sale of HealthCare business, net........           --          15,410         113,109
  Net proceeds from the sale of marketable securities.......           --              --           7,499
                                                                ---------       ---------       ---------
          Net Cash Used in Investing Activities.............     (324,967)       (158,315)       (474,661)
                                                                ---------       ---------       ---------
Cash Flows from Financing Activities:
  Debt proceeds.............................................      284,257         205,730         509,019
  Debt repayments...........................................     (134,487)       (186,843)       (101,911)
  Net proceeds from common stock offering...................           --         197,015              --
  Purchase of treasury stock................................      (89,368)             --              --
  Proceeds from exercise of employee stock options and stock
    purchase plan...........................................        8,774           9,877           8,019
  Other, net................................................      (11,949)          1,038          (1,591)
                                                                ---------       ---------       ---------
          Net Cash Provided by Financing Activities.........       57,227         226,817         413,536
                                                                ---------       ---------       ---------
  (Decrease)/increase in cash and cash equivalents..........     (115,775)        137,744          (3,368)
  Cash and cash equivalents, beginning of period............      153,314          15,570          18,938
                                                                ---------       ---------       ---------
  Cash and cash equivalents, end of period..................    $  37,539       $ 153,314       $  15,570
                                                                =========       =========       =========
Supplemental Cash Flow Information:
  CASH PAID DURING THE YEAR FOR:
    Income taxes............................................    $  58,506       $  44,435       $  37,917
                                                                =========       =========       =========
    Interest................................................    $  34,759       $  32,896       $  21,316
                                                                =========       =========       =========
  NON-CASH ACTIVITIES:
    Payable in connection with purchase of Computer Power...    $      --       $ 111,008       $      --
                                                                =========       =========       =========
    Stock issuance in connection with the Norrell
      acquisition...........................................    $ 383,200       $      --       $      --
                                                                =========       =========       =========
    Reissuance of treasury stock in connection with the
      Norrell acquisition...................................    $  54,182       $      --       $      --
                                                                =========       =========       =========

                See notes to Consolidated Financial Statements.

                     INTERIM SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS -- Interim Services Inc. and subsidiaries ("Interim") is a global human capital management company. Through consulting, managed staffing, outsourcing, search/recruitment and flexible staffing, Interim provides professionals in the fields of information technology, finance, law, manufacturing and human resources, as well as clerical, administrative and light industrial staffing.

    Interim operates in 12 countries: Australia, Canada, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, the United Kingdom and the United States. Interim considers its operating segments to be North America, Europe and Australia/Asia. These operating segments generally follow the management organization structure of Interim. The operating segments also represent, in the opinion of management, the most meaningful aggregation of Interim's multiple operating units across the world. This aggregation is based upon geographic similarities including market growth rates, profitability, foreign currency exposure and local laws and regulations. In each of these operating segments, Interim's five services, consulting, managed staffing, outsourcing, search/recruitment and flexible staffing, are provided.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Interim Services Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been restated to conform with the current year presentation.

    USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from those estimates.

    FISCAL YEAR -- Interim's fiscal year is comprised of 52 or 53 weeks, ending on the last Friday in December. The fiscal year ended December 31, 1999 was 53 weeks and the fiscal years ended December 25, 1998 and December 26, 1997 were 52 weeks.

    CASH AND CASH EQUIVALENTS -- Interim considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS -- Interim carries accounts receivable at the amount it estimates to be collectible. Accordingly, Interim provides allowances for accounts receivable it estimates to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

    INTANGIBLE ASSETS -- Intangible assets consist principally of goodwill and tradenames and are being amortized on a straight-line basis over periods of approximately 39 years. Interim evaluates the recoverability of intangible assets, as well as amortization periods, to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate. Recoverability is determined through evaluation of anticipated cash flows on an undiscounted basis. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded.

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

    ACCRUED SELF-INSURANCE LOSSES -- Interim retains a portion of the risk under its workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Workers' compensation losses, general liability/professional liability and employment practices liability losses have been discounted at approximately 6.0% and 4.9% at December 31, 1999 and December 25, 1998, respectively. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to income in the period determined. Interim funds portions of its retained risks through deposits with insurance carriers and others. These deposits are reflected in other current assets on the accompanying Consolidated Balance Sheets and reflect the estimated fair market value of such amounts.

    FOREIGN CURRENCY TRANSLATION -- Interim's foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders' equity as part of accumulated other comprehensive (loss)/income.

    REVENUE RECOGNITION -- Interim generates revenues from sales of services by its own branch and licensed operations and from royalties earned on sales of services by its franchise operations. Franchise royalties, which are included in revenues, were $8.8 million, $9.4 million and $23.1 million for the years ended December 31, 1999, December 25, 1998 and December 26, 1997, respectively. Revenues and the related labor costs and payroll taxes are recorded in the period in which flexible staffing services are performed. Revenues on placements are recognized when services provided are substantially completed. Allowances are established to estimate losses due to placed candidates not remaining employed for Interim's guarantee period.

    Interim utilizes two forms of franchising agreements. Under the first form, Interim records franchise royalties, based upon the contractual percentage of franchise sales, in the period in which the franchisee provides the service. Under the second form (termed "licensee" by Interim), revenues generated by the licensee and related direct costs are included as part of Interim's revenues and cost of services, respectively. The net distribution paid to the licensee is based upon a percentage of the gross profit generated, and is captioned "licensee commissions" in the Consolidated Statements of Earnings.

    INCOME TAXES -- Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Interim does not provide for U.S. income taxes on the undistributed earnings of foreign operations as such earnings are considered to be invested for an indefinite period of time and such earnings will only be repatriated when tax effective to do so. At December 31, 1999 and December 25, 1998, undistributed earnings of foreign subsidiaries totaled $5.8 million and $22.8 million, respectively. It is not practicable to estimate the amount of the deferred tax liability on such earnings; however, foreign tax credits would be available to reduce U.S. income taxes in the event of distribution of earnings of foreign subsidiaries.

    EARNINGS PER SHARE -- Basic earnings per share is computed by dividing Interim's earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing Interim's earnings by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, primarily stock options and convertible subordinated notes. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

    On August 7, 1997, Interim announced a two-for-one stock split in the form of a 100% stock dividend, to stockholders of record as of the close of business on August 18, 1997, payable on September 5, 1997. All shares outstanding and per share amounts have been restated to reflect the stock split.

    DERIVATIVE FINANCIAL INSTRUMENTS -- Interim enters into interest rate swap agreements and foreign exchange forward contracts as part of the management of its interest rate and foreign currency exchange rate exposures; it has no derivative financial instruments held for trading purposes and none of the instruments are leveraged. All financial instruments are put into place to hedge specific exposures. Amounts to be paid or received under swap agreements are recognized over the terms of the agreements as adjustments to interest expense. Amounts receivable or payable under the agreements are included in receivables or accrued expenses in the Consolidated Balance Sheets. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recorded in net income in the period in which underlying transaction is recorded.

    STOCK BASED COMPENSATION -- Interim accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Interim's stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock or deferred stock units granted is recognized in the period the bonus is earned and measured using the quoted market price on the effective grant date.

    RESEARCH AND DEVELOPMENT SYNDICATES -- Included in other assets in the accompanying Consolidated Balance Sheets as of December 31, 1999 and
December 25, 1998 is $29.6 million and $26.6 million, respectively, related to funds held in escrow by Computer Power pursuant to the terms of two Research and Development Syndicates ("R&D Syndicates") formed to develop new, commercially viable technology products. The R&D Syndicates were formed under special legislation in Australia to promote research and development. At the end of the research and development projects, the R&D Syndicate investors can exercise put options through June 2002 to sell project results back to Interim for a return of the escrowed funds. As such, Interim has recorded a liability for the probable exercise of these put options. Such amounts are included in accounts payable and other long-term liabilities totaling $29.6 million and $26.6 million in the accompanying Consolidated Balance Sheets as of December 31, 1999 and December 25, 1998, respectively.

    NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was amended by SFAS No. 137 to be effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. Interim has not yet quantified the impacts of adopting SFAS
No. 133 on its financial statements.

ACQUISITIONS AND DISPOSITION

    ACQUISITIONS

    NORRELL CORPORATION -- On July 2, 1999, Interim completed its acquisition of Norrell. Norrell is a strategic workforce management company focusing on IT consulting, flexible staffing (including accounting, administrative and light industrial), outsourcing, search/recruitment (accounting and administrative) and managed staffing (administrative and light industrial). Norrell shareholders received either a 0.9 share of Interim common stock or a cash payment of $18.76 per share. The holders of approximately 13% of Norrell's common stock elected to receive cash in lieu of Interim stock and Interim issued approximately 20.8 million shares to former Norrell shareholders and converted existing Norrell stock options into options to purchase approximately 1.6 million shares of Interim common stock. The value of the transaction including stock issued, cash paid and debt assumed, was approximately $650.0 million. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operations of Norrell are included in the Consolidated Statements of Earnings from the date of acquisition. Norrell's tangible and intangible assets and liabilities have been adjusted to their fair market values in the accompanying balance sheet. The excess of the purchase price over the fair market value of Norrell's net tangible assets was approximately $520 million. This amount has been allocated to goodwill on a preliminary basis while Interim obtains final information regarding the fair value of assets acquired and liabilities assumed. The goodwill is being amortized over 40 years. Although the allocation and amortization periods are subject to adjustment, Interim does not expect that such adjustments will have a material effect on the consolidated financial statements.

    COMPUTER POWER GROUP LIMITED -- During December 1998, Interim acquired Computer Power for approximately $124.4 million plus liabilities assumed. Computer Power provides information technology services, including consulting, flexible staffing, education and training services with offices in Australia, New Zealand, Hong Kong, the U.K. and Singapore. This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Computer Power are included in the Consolidated Statements of Earnings from the date of acquisition. Computer Power's operations were immaterial to Interim's Consolidated Statements of Earnings in fiscal 1998. At December 31, 1999, the excess of the purchase price over the fair value of the net tangible assets acquired was $134.6 million. This amount has been allocated to goodwill based upon an independent valuation performed to assist management in this allocation and is being amortized over 40 years. In 1999, $111.0 million of the purchase price was paid and is included as Due to Computer Power shareholders in the Consolidated Balance Sheet at December 25, 1998.

    MICHAEL PAGE GROUP, PLC -- On April 18, 1997, Interim completed the purchase of the outstanding shares of Michael Page, a public company in the United Kingdom, for $577.6 million. This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Michael Page are included in the Consolidated Statements of Earnings from the date of acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired was $512.5 million. This amount has been allocated to tradenames and goodwill based upon an independent valuation performed to assist management in this allocation. Both intangible assets are being amortized over 40 years.

    OTHER ACQUISITIONS -- During 1999, 1998 and 1997, Interim made certain other acquisitions that were accounted for under the purchase method of accounting. Their operations are included in the Consolidated Statements of Earnings from the dates of acquisition.

    The fair value of assets acquired and liabilities assumed (excluding cash acquired) in connection with all acquisitions follows (in thousands):

                                                           DEC. 31, 1999   DEC. 25, 1998   DEC. 26, 1997
                                                           -------------   -------------   -------------
Working capital (deficit)................................    $ 179,415       $  (1,537)      $  (8,456)
Goodwill and tradenames..................................      578,162         132,042         563,802
Other net assets.........................................       78,044          14,300          15,327
Debt assumed.............................................     (129,050)         (8,582)           (317)
                                                             ---------       ---------       ---------
Net assets acquired......................................    $ 706,571       $ 136,223       $ 570,356
                                                             =========       =========       =========

    Net assets acquired include the non-cash issuance of stock to Norrell stockholders in the amount of $437.4 million in the year ended December 31, 1999.

    DISPOSITION

    HEALTHCARE -- On September 26, 1997, Interim completed the sale of its HealthCare business to Cornerstone Equity Investors IV, L.P. ("Buyer"). Interim received $118.6 million in cash at closing ($113.1 million net of transaction related cash costs), with the remainder of the $134.0 million purchase price paid in October 1998 when regulatory approval was received for the ownership transfer of Interim HealthCare of New York Inc. to the Buyer. The sale did not have a material impact on results of operations in 1998. The pre-tax gain on sale recognized in 1997 was $5.3 million with taxes on the gain of $5.3 million.

    Pursuant to the terms of the sales agreement and subject to certain restrictions, the Buyer is permitted to use the "Interim" trademark and trade names for an initial period of five years. After that time, a license fee will be charged. Interim has provided indemnification to the Buyer on various pending issues with respect to the HealthCare business including certain Medicare reimbursement issues and the collectibility of loans related to the businesses' physical therapy student loan program. Interim does not expect that the outcome of these matters will have a material effect on Interim's financial position or results of operations.

    UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma information presents the results of operations of Interim for the years ended December 31, 1999 and December 25, 1998 as if the acquisitions of Norrell, Computer Power and other acquisitions had occurred at the beginning of the periods presented (in thousands, except for per share data):

                                                      DEC. 31, 1999   DEC. 25, 1998
                                                      -------------   -------------
Revenues............................................   $3,903,452      $3,531,109
Net earnings before extraordinary item..............       76,903          81,334
Net earnings........................................       76,903          78,561
Net earnings per share before extraordinary item:
  Basic.............................................   $     1.17      $     1.21
  Diluted...........................................         1.16            1.19
Basic weighted average shares outstanding...........       65,750          65,038
Diluted weighted average shares outstanding.........       71,638          69,045

    The pro forma consolidated results of operations are based on historical financial information of Interim and include adjustments to give effect to the following: additional amortization of goodwill and other intangibles arising from the transactions; increased interest on borrowings to finance the acquisitions; reduced depreciation related to the disposition and write down of certain fixed assets; the elimination of the operating results of Norrell's home health aide business which has been classified as an asset held for sale; elimination of one-time costs incurred by Norrell and Computer Power related to their being acquired by Interim; and certain other adjustments, together with estimated related income tax effects. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions occurred on the date indicated, or of future results of operations of the consolidated entities.

RESTRUCTURING AND INTEGRATION

    During 1999, Interim incurred approximately $29.5 million of restructuring and integration costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Interim, as a result of the Norrell acquisition, will be eliminated.

    Restructuring costs and charges of approximately $12.8 million include employee severance costs of approximately $3.7 million and facility closure costs of $7.0 million primarily relating to the elimination of redundant branch locations. The employee severance related to approximately 160 positions from various job functions, of which approximately 48 were terminated and $1.3 million was paid as of December 31, 1999. The facility closure costs include approximately $5.0 million in lease termination costs and approximately $2.0 million in losses on the disposition of facility related fixed assets, primarily the write-off of leasehold improvements on closed branch locations and write-down of furniture and fixtures to their estimated fair value, determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense associated with the leasehold improvements and furniture and fixtures to be disposed of amounted to approximately $0.7 million for the year ended December 31, 1999. As of December 31, 1999, approximately $4.9 million has been paid and the remainder is included in accounts payable and accrued expenses. The majority of the accrual remaining relates to lease abandonment costs of $3.7 million that will be paid through 2004 unless early terminations can be negotiated and severance costs of $2.2 million which will be paid during 2000.

    In addition, as part of the Plan, Interim recorded a charge of approximately $2.1 million for the write-off of certain software programs that will no longer be utilized as a result of the acquisition. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down.

    Nonrecurring integration costs of approximately $16.7 million include approximately $7.6 million in costs relating to employees whose positions have been eliminated and were involved solely in exit functions and systems integrations, approximately $5.0 million in consulting costs primarily related to systems integrations, approximately $2.6 million for a one-time acquisition completion incentive bonus, approximately $0.7 million in relocation of employees and approximately $0.8 million in other related integration costs. Substantially all of these costs were paid by December 31, 1999.

INTANGIBLE ASSETS

    A summary of intangible assets follows (in thousands):

                                                  WEIGHTED                       WEIGHTED
                                                AVERAGE LIFE                   AVERAGE LIFE
                                                 (IN YEARS)    DEC. 31, 1999    (IN YEARS)    DEC. 25, 1998
                                                ------------   -------------   ------------   -------------
Goodwill......................................           39     $1,355,985             37       $763,098
Tradenames....................................           40        215,411             40        222,643
Other.........................................            5            564              5            787
                                                 ----------     ----------       --------       --------
                                                         39      1,571,960             37        986,528
Less accumulated amortization.................                    (100,489)                      (67,334)
                                                                ----------                      --------
                                                                $1,471,471                      $919,194
                                                                ==========                      ========

    Amortization of intangible assets for the years ended December 31, 1999, December 25, 1998 and December 26, 1997 amounted to $34.2 million,
$22.6 million and $18.5 million, respectively.

PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                                              LIFE (IN
                                                               YEARS)    DEC. 31, 1999   DEC. 25, 1998
                                                              --------   -------------   -------------
Land........................................................  -            $  4,167        $  4,167
Buildings...................................................  10-40          15,117          14,727
Equipment...................................................  3-8           170,641         107,194
Software, primarily third party purchased software..........  3-5            17,384          19,490
Leasehold improvements and other............................  3-5            17,500          11,609
                                                                           --------        --------
                                                                            224,809         157,187
Less accumulated depreciation and amortization..............                (88,833)        (66,565)
                                                                           --------        --------
                                                                           $135,976        $ 90,622
                                                                           ========        ========

    Depreciation and amortization of property and equipment for the years ended December 31, 1999, December 25, 1998 and December 26, 1997 amounted to
$31.0 million, $21.8 million, and $16.4 million, respectively.

LONG-TERM DEBT

    A summary of long-term debt follows (in thousands):

                                                              DEC. 31, 1999   DEC. 25, 1998
                                                              -------------   -------------
Revolving loan facility, due 2004:
  British pound sterling denominated borrowings.............    $ 261,339       $ 214,144
  U.S. dollar denominated borrowings........................        5,000              --
U.S. dollar convertible subordinated notes, due 2005........      207,000         207,000
U.S. dollar loan facility, secured by accounts
  receivable, due 2000......................................      158,618              --
Australian dollar term loan, due 2006.......................       50,459              --
Other foreign debt, due 2000 to 2001 with interest rates
  ranging from 4.6% to 7.0%.................................       36,108          13,333
Loan notes denominated in British pound sterling, due
  2002......................................................       11,176          14,322
Other domestic debt.........................................           19              --
                                                                ---------       ---------
                                                                  729,719         448,799
Less current maturities of long-term debt...................     (216,108)        (21,943)
                                                                ---------       ---------
                                                                $ 513,611       $ 426,856
                                                                =========       =========

    Interim has a multi-currency syndicated credit agreement ("Credit Facility") entered into as of May 1, 1997 and amended in July 1999 to increase the capacity from $359.2 million to $675.0 million and extend the term to 2004. This agreement provides a multi-currency revolving loan facility and also allows for and guarantees sterling denominated loan notes due to certain former shareholders of Michael Page. Borrowings under this facility are unsecured and interest rates on amounts outstanding under the revolving loan and loan notes are based on LIBOR plus a variable margin. The facility contains customary covenants, which include restrictions on the payment of cash dividends, as well as the maintenance of certain financial ratios including minimum net worth, restrictions on the incurrence of liens and additional indebtedness. The average interest rates on outstanding borrowings under the Credit Facility, including the effects of interest rate swaps, for the years ended December 31, 1999 and December 25, 1998 were 6.7% and 7.4%, respectively. In July 1999, Interim also added a $250 million facility secured by Interim's accounts receivable under which $158.6 million was outstanding at December 31, 1999. This facility is due in

July 2000, can be extended annually and interest is based on commercial paper market rates plus a margin, and the total rate on average was 5.8% for the year ended December 31, 1999. Interim also issued $53.0 million of Australian dollar financing, which is due in 2006. The Australian dollar financing is unsecured and interest is based on Australian bank bills plus a variable margin and the total rate on average was 7.2% for the year ended December 31, 1999. As of December 31, 1999, Interim had the ability to borrow $537.2 million under the Credit Facility and other available lines.

    On April 23, 1998, Interim filed a registration statement on Form S-3 with the SEC for the sale of $207.0 million of 4 1/2% Convertible Subordinated Notes (the "Notes Offering") due June 1, 2005. The Notes Offering was consummated in May 1998 and resulted in proceeds to Interim of approximately $201.3 million, net of issuance costs and offering expenses. A portion of the proceeds from the Notes Offering was used to repay a U.S. dollar denominated term loan and other U.S. dollar denominated amounts outstanding under the Credit Facility. The prepayment of the term loan and termination of the related interest rate swap agreements resulted in an extraordinary charge for early extinguishment of debt of $2.8 million ($4.6 million before tax) or $0.06 per diluted share in 1998.

    The 4 1/2% Convertible Subordinated Notes (the "Notes") are convertible into common stock at any time prior to maturity at a conversion rate of 26.8052 shares per each $1,000 principal amount, equivalent to a conversion price of approximately $37.31 per share. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year. The Notes are redeemable, in whole or in part, at the option of Interim at any time on or after June 1, 2001 at the redemption prices (together with accrued interest to the redemption date) set forth below. Such redemption prices (expressed as a percentage of principal amount) are as follows for the 12-month period beginning on June 1 of the following years:

YEAR                                                          REDEMPTION PRICE
----                                                          ----------------
2001........................................................      102.571%
2002........................................................      101.929%
2003........................................................      101.286%
2004........................................................      100.643%
June 1, 2005 and thereafter.................................      100.000%

    The Notes are unsecured obligations subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture) of Interim and will be effectively subordinated in right of payment to all Senior Debt and other liabilities of Interim and Interim's subsidiaries. The Notes will not restrict Interim or its subsidiaries from incurring additional Senior Debt or other indebtedness.

    Maturities of debt outstanding at December 31, 1999 are $216.1 million, $8.5 million, $7.6 million, $8.1 million and $270.0 million in 2000, 2001, 2002,
2003 and 2004, respectively.

INCOME TAXES

    A summary of the provision for income taxes follows (in thousands):

                                           DEC. 31, 1999   DEC. 25, 1998   DEC. 26, 1997
                                           -------------   -------------   -------------
Current tax expense:
  Federal................................     $14,646         $24,058         $23,220
  State and local........................       2,776           5,745           6,055
  Foreign................................      27,453          22,179          15,307
                                              -------         -------         -------
                                               44,875          51,982          44,582
                                              -------         -------         -------
Deferred tax (benefit) expense:
  Federal................................       4,308          (3,100)         (3,029)
  State and local........................       1,188            (715)           (721)
  Foreign................................       2,678          (1,391)         (1,904)
                                              -------         -------         -------
                                                8,174          (5,206)         (5,654)
                                              -------         -------         -------
Total Provision for Income Taxes.........     $53,049         $46,776         $38,928
                                              =======         =======         =======

    The following table reconciles the U.S. Federal income tax rate to Interim's effective tax rate:

                                           DEC. 31, 1999   DEC. 25, 1998   DEC. 26, 1997
                                           -------------   -------------   -------------
Statutory Rate...........................      35.0%           35.0%           35.0%
Increase (decrease) in rate resulting
  from:
  State and local income taxes, net of
    Federal benefit......................       2.1             3.1             4.3
  Nondeductible amortization of
    intangibles..........................       7.8             5.7             5.9
  Wages to work credits..................      (2.3)           (0.8)           (1.1)
  Sale of HealthCare business............        --              --             3.2
  Other, net.............................       0.2             1.4             0.5
                                               ----            ----            ----
Effective Tax Rate.......................      42.8%           44.4%           47.8%
                                               ====            ====            ====

    Significant components of Interim's deferred tax assets and liabilities are as follows (in thousands):

                                                      DEC. 31, 1999   DEC. 25, 1998
                                                      -------------   -------------
Current deferred tax assets (liabilities):
  Self-insurance....................................     $ 8,055         $ 2,451
  Sale of HealthCare business.......................       2,348           3,058
  Accrued expenses, including acquisition and
    restructure costs...............................      28,931           5,042
  Receivables allowances............................       6,352             (71)
                                                         -------         -------
                                                          45,686          10,480
                                                         -------         -------
Noncurrent deferred tax assets (liabilities):
  Employee benefits.................................      13,343           4,396
  Self-insurance....................................      14,231           2,942
  Fixed assets......................................      (3,513)           (651)
  Intangible assets.................................      27,891          (5,545)
                                                         -------         -------
                                                          51,952           1,142
                                                         -------         -------
Net deferred tax assets.............................     $97,638         $11,622
                                                         =======         =======

    As of December 31, 1999, Interim had foreign tax credit carryforwards of approximately $22.0 million that will expire in 2004. Additionally, Interim has net operating loss carryforwards of approximately $2.7 million in Australia that will begin to expire in 2011. Interim has reviewed its net deferred tax asset and believes that a valuation allowance is not required.

EMPLOYEE BENEFIT PLANS

    Interim has a voluntary defined contribution 401(k) benefit plan covering substantially all eligible U.S. employees. Interim's subsidiary, Michael Page, operates a defined contribution plan covering substantially all eligible U.K. employees. Interim contributions to the plans are based on employee contributions, the level of Interim match and, in the U.S., the attainment of certain financial objectives. Contributions, net of forfeitures, by Interim under the plan amounted to $7.3 million, $3.7 million and $2.4 million for the years ended December 31, 1999, December 25, 1998 and December 26, 1997, respectively.

    Interim also has a non-qualified deferred compensation plan for those highly compensated employees who are not eligible to participate in Interim's 401(k) benefit plan. The plan allows eligible employees to defer receipt of a portion of their compensation. Employee deferrals earn a return based on each employee's elected hypothetical plan investments including amounts represented by deferred stock units of Interim's common stock. Interim matches and accrues certain amounts deferred pursuant to this plan based upon the same criteria as the 401(k) plan. All Interim matches are represented by deferred stock units of Interim's common stock. The plan is not funded but Interim has investments in company owned life insurance policies in the amount of $13.6 million and $8.1 million at December 31, 1999 and December 25, 1998, respectively, and the earnings from these investments partially offset Interim's cost of providing the benefit. The deferred compensation, along with company matching amounts and accumulated investment earnings, is accrued. Such accrual amounted to $24.5 million, including $9.4 million assumed in the Norrell acquisition, $11.9 million and $5.5 million at December 31, 1999, December 25, 1998 and December 26, 1997, respectively. The deferred compensation and company matching of amounts represented by deferred stock units of Interim are included in additional paid-in capital.

    Effective July 1997, Interim adopted an Employee Stock Purchase Plan to provide substantially all eligible employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The aggregate amount an employee may purchase each calendar year is limited to a maximum of 15% of an employee's compensation up to $25,000 of stock. There were 356,576 and 95,516 shares issued in 1999 and 1998, respectively, under this plan. A total of 247,380 shares are available as of December 31, 1999 for purchase under the plan which expires on July 1, 2002.

STOCK-BASED COMPENSATION PLANS

    Interim has three primary option stock plans, the 1997 Long-Term Executive Compensation and Outside Directors Stock Option Plan, the 1997 Stock Option Plan for employees of Michael Page and the 1994 Stock Option Plan for Franchisees, Licensees and Agents. Under the plans, options may be granted to outside directors, selected employees of Interim and its subsidiaries, franchisees, licensees and agents to purchase Interim's common stock for periods not to exceed ten years at a price that is not less than 100% of fair market value on the date of grant. Options granted under all plans are exercisable cumulatively 20% to 100% each year beginning one-year after the initial date of grant. At December 31, 1999 and December 25, 1998, Interim had 833,000 and 1.9 million shares, respectively, reserved for future grants under these plans.

    During 1999, Interim granted approximately 235,000 deferred stock units of Interim's common stock with prices ranging from $20.85 to $21.87. The deferred stock units vest between one and seven years or a shorter period based upon certain earnings performance criteria. The value of these deferred stock units is being amortized ratably over the vesting period.

    Changes under these option stock plans for 1999, 1998 and 1997 were as follows:

                                               DEC. 31, 1999          DEC. 25, 1998          DEC. 26, 1997
                                           ---------------------   --------------------   --------------------
                                                        WEIGHTED               WEIGHTED               WEIGHTED
                                                        AVERAGE                AVERAGE                AVERAGE
                                                        EXERCISE               EXERCISE               EXERCISE
                                             SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                           ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........   4,140,866    $20.24    3,101,604    $16.28    2,642,554    $13.24
Granted..................................   4,135,119     20.71    1,719,176     25.60    1,678,910     18.53
Converted from Norrell options...........   1,612,446     20.13           --        --           --        --
Exercised................................    (401,965)    14.77     (497,841)    14.07     (866,241)    11.09
Forfeited................................  (1,222,343)    22.78     (182,073)    20.43     (353,619)    16.85
                                           ----------              ---------              ---------
Outstanding at end of year...............   8,264,123    $20.35    4,140,866    $20.24    3,101,604    $16.28
                                           ==========              =========              =========
Options exercisable at end of year.......   2,677,204    $17.92    1,321,478    $15.10      908,495    $13.01
                                           ==========              =========              =========

    The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           ------------------------------------------   ---------------------------
                                               WEIGHTED
                                                AVERAGE     WEIGHTED                       WEIGHTED
                                NUMBER         REMAINING     AVERAGE         NUMBER        AVERAGE
                             OUTSTANDING      CONTRACTUAL   EXERCISE      EXERCISABLE      EXERCISE
RANGE OF EXERCISE PRICES   AT DEC. 31, 1999      LIFE         PRICE     AT DEC. 31, 1999    PRICE
------------------------   ----------------   -----------   ---------   ----------------   --------
     $ 0.00-$ 9.99               138,857           2.40     $    5.10         138,319       $ 5.10
     $10.00-$14.99               933,960           5.16         12.33         848,778        12.13
     $15.00-$19.99             2,574,539           7.70         19.01         987,045        18.48
     $20.00-$24.99             3,059,269           9.31         21.19          98,426        21.75
     $25.00-$29.99             1,473,810           7.28         26.85         557,120        27.15
     $30.00-$34.99                83,688           8.16         31.12          47,516        31.22
                               ---------         ------     ---------       ---------       ------
                               8,264,123           7.85     $   20.35       2,677,204       $17.92
                               =========         ======     =========       =========       ======

    The weighted average per share fair values of options granted under Interim's stock option plans during 1999, 1998 and 1997 were $5.30, $6.25 and $3.90, respectively. Had the fair value of the grants under these plans and the estimated fair value of Interim's Employee Stock Purchase Plan been recognized as compensation expense over the vesting period of the awards, compensation cost would have been increased by $10.9 million ($7.5 million after tax, $0.12 per share), $5.8 million ($4.0 million after tax, $0.08 per share) and $2.9 million ($2.0 million after tax, $0.05 per share) in 1999, 1998 and 1997, respectively.

    The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

                                           DEC. 31, 1999   DEC. 25, 1998   DEC. 26, 1997
                                           -------------   -------------   -------------
Expected life............................          2               2               2
Interest rate............................       5.34%           5.51%           5.99%
Volatility...............................      39.00%          32.91%          29.79%
Dividend Yield...........................         --              --              --

SHAREHOLDER RIGHTS PLAN

    On February 17, 1994, Interim's Board of Directors adopted a shareholder rights plan to protect shareholders in the event of an unsolicited attempt to acquire Interim which is not believed by the Board of Directors to be in the best interest of shareholders. Under the plan, a dividend of one right (a "Right") per share was declared and paid on each share of Interim's common stock outstanding on April 1, 1994. As to shares issued after such date, rights will automatically attach to them after their issuance.

    Under the plan, registered holders of each Right may purchase from Interim one one-hundredth of a share of a new class of Interim's preferred stock, $0.01 par value per share, at a price of $150.00, subject to adjustment, when the Rights become exercisable. The Rights become exercisable when a person or group of persons acquires 15% or more of the outstanding shares of Interim's common stock without the prior written approval of Interim's Board of Directors (an "Unapproved Stock Acquisition"), and after ten business days following the commencement of a tender offer that would result in an Unapproved Stock Acquisition. If a person or group of persons makes an Unapproved Stock Acquisition, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of Interim's common stock having a market value equal to twice the exercise price of the Right. Following an Unapproved Stock Acquisition, if Interim is involved in a merger, or 50% or more of Interim's assets or earning power are sold, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the common stock of the acquiring company having a market value equal to twice the exercise price of the Right.

    After an Unapproved Stock Acquisition, but before any person or group of persons acquires 50% or more of the outstanding shares of Interim's common stock, the Board of Directors may exchange all or part of the then outstanding and exercisable Rights for common stock at an exchange ratio of one share of common stock per Right. Upon any such exchange, the right of any holder to exercise a Right terminates.

    Interim may redeem the Rights at a price of $0.01 per Right at any time prior to an Unapproved Stock Acquisition. The Rights expire on April 1, 2004, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of Interim, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share.

FINANCIAL INSTRUMENTS AND FAIR VALUES

    Interim utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Interim had a variable to variable interest rate swap agreement outstanding as of December 31, 1999 with the notional amount of $121.4 million which effectively converts interest from a British LIBOR basis to a broader index and caps Interim's exposure to upward movement in rates at 8.5%. Interim received an average variable rate of 5.9% and paid an average variable rate of 6.1% during the twelve months ended December 31, 1999. This agreement expires in 2002. The notional amount outstanding at December 25, 1998 was $125.5 million. In
June 1998, Interim terminated variable to variable interest rate swap agreements in the notional amount of $100.0 million when Interim repaid the related U.S. dollar denominated debt. Interim received an average variable rate of 7.0% and paid an average variable rate of 6.0% during the twelve months ended
December 25, 1998.

    In June 1998, Interim terminated variable to fixed interest rate swap agreements in the notional amount of $100.0 million when Interim repaid the related U.S. dollar denominated debt. Interim received an average variable rate of 5.7% and paid an average fixed rate of 6.2% during the twelve months ended December 25, 1998. The costs to terminate the variable to variable and variable to fixed interest rate swap agreements in June 1998 are included in the extraordinary charge for early extinguishment of debt.

    At December 31, 1999, Interim had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $76.9 million for the purpose of hedging intercompany amounts outstanding with its Australian operations. At December 25, 1998, Interim had outstanding foreign currency forward contracts to purchase Australian dollars in the notional amount of $96.1 million for the purpose of hedging the final payments for the purchase of Computer Power subsequent to December 25, 1998.

    Exposure to market risk on interest rate and foreign currency financial instruments results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to Interim's interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade A or better. Interim is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value as stated below. Interim believes the risk of incurring losses due to credit risk is remote.

    The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The cost to terminate the outstanding interest rate swap and the book value as of December 31, 1999 were approximately $1.3 million and a $0.1 million payable, respectively. The cost to terminate the outstanding interest rates swaps as of December 25, 1998 was $4.1 million. Book value at December 25, 1998 was a $0.2 million receivable. The cost to terminate foreign currency forward contracts as of December 31, 1999 and December 25, 1998 was $0.1 million and $2.5 million, respectively. In estimating the fair value of its derivative positions, Interim utilizes quoted market prices, if available, or quotes obtained from outside sources. The cost to terminate Interim's fixed rate convertible subordinated debt as of December 31, 1999 and December 25, 1998 was $183.7 million and $175.6 million, respectively, with a $207.0 million carrying value. The fair value of Interim's fixed rate debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

COMMITMENTS AND CONTINGENCIES

    Substantially all of Interim's field operations are conducted in leased premises. Interim also leases data processing equipment. Total lease expense for the years ended December 31, 1999, December 25, 1998 and December 26, 1997 was $37.6 million, $25.2 million and $19.1 million, respectively. Future minimum lease payments under non-cancelable leases as of December 31, 1999 are $34.7 million, $33.0 million, $27.8 million, $21.0 million and $17.1 million in 2000, 2001, 2002, 2003 and 2004, respectively.

    Interim is party to a contract for the purchase of information systems operations services with payments ending in 2000 for approximately
$6.1 million. In the year 2000, Interim expects to have capital expenditures about equal to 1999 levels and plans to pay approximately $67.5 million for earnouts (contingent consideration) associated with prior Interim and Norrell acquisitions.

    Interim had outstanding irrevocable letters of credit of approximately
$34.3 million (same as fair value) and a surety bond outstanding of approximately $12.9 million. These instruments primarily collateralize Interim's recorded obligations under certain workers' compensation insurance programs.

    Interim in the ordinary course of its business is threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position or results of operations of Interim.

SEGMENT INFORMATION

    Interim is a human capital management company which operates in 12 countries: Australia, Canada, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, the United Kingdom and the United States. Interim considers its operating segments to be North America, Europe and Australia/Asia. These operating segments generally follow the management organization structure of Interim and also represent, in the opinion of management, the most meaningful aggregation of Interim's multiple operating units across the world. This aggregation is based upon geographic similarities including market growth rates, profitability, foreign currency exposure and local laws and regulations. In each of these operating segments Interim's five services, consulting, managed staffing, outsourcing, search/recruitment and flexible staffing, are provided. Interim evaluates the performance of its operating segments and allocates resources to them based on revenues, gross profit and segment contribution. Segment contribution is defined as income before central costs, Year 2000 costs, restructuring and integration costs, gain on sale of HealthCare, interest and income taxes. All material intercompany revenues and expenses are eliminated in computing segment revenues, gross profit and segment contribution. Prior years' data has been restated to conform to the current year's presentation.

    Information on operating segments and a reconciliation to earnings before income taxes and extraordinary item for the periods indicated are as follows (in thousands):

                                                                            YEAR ENDED
                                                           ---------------------------------------------
                                                           DEC. 31, 1999   DEC. 25, 1998   DEC. 26, 1997
                                                           -------------   -------------   -------------
REVENUES:
  North America..........................................   $2,274,293      $1,382,383      $1,159,089
  Europe.................................................      642,828         455,845         223,345
  Australia/Asia.........................................      250,850          51,885          36,233
                                                            ----------      ----------      ----------
                                                             3,167,971       1,890,113       1,418,667
  HealthCare.............................................           --              --         189,589
                                                            ----------      ----------      ----------
                                                            $3,167,971      $1,890,113      $1,608,256
                                                            ==========      ==========      ==========
GROSS PROFIT:
  North America..........................................   $  625,659      $  425,713      $  340,603
  Europe.................................................      327,121         244,471         127,467
  Australia/Asia.........................................       86,010          26,073          18,800
                                                            ----------      ----------      ----------
                                                             1,038,790         696,257         486,870
  HealthCare.............................................           --              --          76,538
                                                            ----------      ----------      ----------
                                                            $1,038,790      $  696,257      $  563,408
                                                            ==========      ==========      ==========
SEGMENT CONTRIBUTION:
  North America..........................................   $  166,920      $  110,593      $   91,293
  Europe.................................................       77,087          63,765          35,057
  Australia/Asia.........................................       16,282           4,651           4,533
                                                            ----------      ----------      ----------
                                                               260,289         179,009         130,883
  HealthCare.............................................           --              --          16,340
                                                            ----------      ----------      ----------
                                                               260,289         179,009         147,223
  Central costs..........................................       66,141          49,837          46,815
  Year 2000 costs........................................        4,420              --              --
  Restructuring and integration costs....................       29,542              --              --
  Gain on sale of HealthCare.............................           --              --          (5,300)
  Interest, net..........................................       36,304          23,819          24,269
                                                            ----------      ----------      ----------
  Earnings before income taxes and extraordinary item....   $  123,882      $  105,353      $   81,439
                                                            ==========      ==========      ==========

                                                           DEC. 31, 1999   DEC. 25, 1998   DEC. 26, 1997
                                                           -------------   -------------   -------------
TOTAL ASSETS:
  North America..........................................   $1,484,660      $  688,331      $  466,350
  Europe.................................................      678,278         656,360         548,183
  Australia/Asia.........................................      275,963         262,117          77,063
                                                            ----------      ----------      ----------
                                                             2,438,901       1,606,808       1,091,596
  HealthCare.............................................           --              --             138
                                                            ----------      ----------      ----------
                                                            $2,438,901      $1,606,808      $1,091,734
                                                            ==========      ==========      ==========
LONG-LIVED ASSETS:
  North America..........................................   $   92,337      $   55,069      $   47,049
  Europe.................................................       35,580          28,130          16,751
  Australia/Asia.........................................        8,059           7,423           1,675
                                                            ----------      ----------      ----------
                                                               135,976          90,622          65,475
  HealthCare.............................................           --              --              --
                                                            ----------      ----------      ----------
                                                            $  135,976      $   90,622      $   65,475
                                                            ==========      ==========      ==========

    Interim provides skills through its business units in five service lines--consulting, managed staffing, outsourcing, search/recruitment and flexible staffing. The following table sets forth revenues and gross profit by service for the periods indicated (in thousands):

                                                            YEAR ENDED
                                           ---------------------------------------------
                                           DEC. 31, 1999   DEC. 25, 1998   DEC. 26, 1997
                                           -------------   -------------   -------------
REVENUES:
  Consulting.............................   $  544,108      $  286,250      $  192,262
  Managed Staffing.......................      550,342         294,753         236,125
  Outsourcing............................      170,888          21,417          14,183
  Search/Recruitment.....................      333,199         257,507         148,892
  Flexible Staffing......................    1,569,434       1,030,186         827,205
                                            ----------      ----------      ----------
                                             3,167,971       1,890,113       1,418,667
  HealthCare.............................           --              --         189,589
                                            ----------      ----------      ----------
  Total..................................   $3,167,971      $1,890,113      $1,608,256
                                            ==========      ==========      ==========
GROSS PROFIT:
  Consulting.............................   $  213,930      $  108,864      $   66,460
  Managed Staffing.......................      105,712          59,453          50,318
  Outsourcing............................       29,165           6,294           1,060
  Search/Recruitment.....................      333,199         257,507         148,892
  Flexible Staffing......................      356,784         264,139         220,140
                                            ----------      ----------      ----------
                                             1,038,790         696,257         486,870
  HealthCare.............................           --              --          76,538
                                            ----------      ----------      ----------
  Total..................................   $1,038,790      $  696,257      $  563,408
                                            ==========      ==========      ==========

    Interim has no single customer representing greater than 10% of revenues. Revenues in the U.K. were $401.3 million, $318.0 million and $160.5 million for the years ended December 31, 1999, December 25, 1998 and December 26, 1997, respectively. Long-lived assets in the U.K. were $19.4 million, $17.6 million and $11.6 million at December 31, 1999, December 25, 1998 and December 26, 1997, respectively.

QUARTERLY FINANCIAL DATA (unaudited--amounts in thousands, except share data)

    The following is a tabulation of the quarterly results of operations for the years ended December 31, 1999 and December 25, 1998.

                                                                             QUARTER ENDED
                                      -------------------------------------------------------------------------------------------
                                       DEC. 31,    SEPT. 24,   JUNE 25,   MARCH 26,   DEC. 25,   SEPT. 25,   JUNE 26,   MARCH 27,
                                         1999        1999        1999       1999        1998       1998        1998       1998
                                      ----------   ---------   --------   ---------   --------   ---------   --------   ---------
Revenues............................  $1,038,446   $956,419    $607,075   $566,031    $514,249   $498,051    $461,622   $416,191
Gross profit (c)....................     316,076    300,199     217,645    204,870     185,291    183,532     174,365    153,069
Earnings before extraordinary
  item..............................      22,757     13,353      18,839     15,884      17,417     17,021      13,586     10,553
Net earnings........................      22,757     13,353      18,839     15,884      17,417     17,021      10,813(a)   10,553
Basic earnings per share (b)........        0.35       0.21        0.42       0.34        0.37       0.36        0.32       0.26
Diluted earnings per share (b)......        0.35       0.21        0.40       0.33        0.36       0.35        0.31       0.26
Share price:
High................................    24 13/16     23 1/4     23 7/16         24    22 15/16     32 1/4      34 1/4   33 13/16
Low.................................      15 1/8     15 1/8      14 1/4     13 3/4      13 1/4   18 15/16    26 15/16     22 7/8

------------------------------

(a) Includes $2,773 after tax extraordinary loss resulting from the early extinguishment of debt.

(b) Before extraordinary item in the quarter ended June 26, 1998.

(c) Beginning with the third quarter of 1999, commissions related to permanent placements have been included in selling, general and administrative expenses whereas these costs were previously included in determining gross profit. All prior periods have been restated.

EARNINGS PER SHARE

    The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for earnings before extraordinary item.

                                                                           YEAR ENDED
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           --------------------------------------------------------------------------
                                                      DEC. 31, 1999                         DEC. 25, 1998
                                           -----------------------------------   ------------------------------------
                                                                                   EARNINGS
                                                                                    BEFORE
                                                                     PER-SHARE   EXTRAORDINARY              PER-SHARE
                                           NET EARNINGS    SHARES     AMOUNT         ITEM         SHARES     AMOUNT
                                           ------------   --------   ---------   -------------   --------   ---------
Basic EPS................................     $70,833      54,949      $1.29        $58,577       44,237      $1.32
                                                                       =====                                  =====
Effect of Dilutive Securities:
  Stock options and other dilutive
    securities...........................          --         339                        --          778
  Convertible subordinated notes.........       6,167       5,549                     3,471        3,229
                                              -------      ------                   -------       ------
Diluted EPS..............................     $77,000      60,837      $1.27        $62,048       48,244      $1.29
                                              =======      ======      =====        =======       ======      =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in the registrant's principal accountants during the two most recent fiscal years or any subsequent interim time period.

                                    PART III

ITEMS 10, 11, 12 AND 13.

    Information regarding executive officers of the Registrant is contained in
Part I. The remaining information required by Item 10 and the information required by Items 11, 12 and 13 of this Part III is omitted because, no later than 120 days from December 31, 1999, Interim will file and distribute its definitive proxy statement containing the information required by such Items. Such omitted information is incorporated herein by this reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

    The following consolidated financial statements of Interim Services Inc. and subsidiaries are filed as part of this Report:

                                                                PAGE
                                                              --------
            Independent Auditors' Report....................     32
            Consolidated Statements of Earnings.............     33
            Consolidated Balance Sheets.....................     34
            Consolidated Statements of Stockholders'
              Equity........................................     35
            Consolidated Statements of Cash Flows...........     36
            Notes to Consolidated Financial Statements......     37

  (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as part of this Report:

           Schedule II--Valuation and Qualifying Accounts

    Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

  (3) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

       EXHIBIT
       NUMBER                                   EXHIBIT NAME
---------------------                           ------------
          3.1           Restated Certificate of Incorporation of the registrant, as last amended on July 6, 1999, filed as Exhibit 3.1 to the
                        registrant's Form 10-Q for the quarter ended September 24,
                        1999, is incorporated herein by reference.

          3.2 By-Laws of registrant, as amended, filed as Exhibit 3.2 to the registrant's Form 10-Q for the quarter ended September
                        27, 1996, are incorporated herein by reference.

          4.1 Form of Stock Certificate, filed as Exhibit 4.3 to the registrant's Form 10-K for the fiscal year ended December
                        26, 1997, is incorporated herein by reference.

          4.2           Rights Agreement dated as of March 17, 1994 between the
                        registrant and Boatmen's Trust Company, filed as Exhibit 1.1 to the registrant's Form 8-A filed April 11, 1994, is
                        incorporated herein by reference.

          4.3           Certificate of Designation, Preferences and Rights filed
                        with the Secretary of State of the State of Delaware, filed as Exhibit 2.1 to the registrant's Form 8- A filed April 11,
                        1994, is incorporated herein by reference.

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

         4.10           Amendment No. 3, dated as of January 20, 1998, to Rights
                        Agreement dated as of March 17, 1994, between the registrant and ChaseMellon Shareholder Services L.L.C., filed as
                        Exhibit 4.10 to the registrant's Form 10-K for the fiscal
                        year ended December 25, 1998, is incorporated herein by
                        reference.

       EXHIBIT
       NUMBER                                   EXHIBIT NAME
---------------------                           ------------
         10.1           Registrant's 1994 Stock Option Plan for Franchisees,
                        Licensees and Agents, as amended through and restated as of
                        August 10, 1999, filed as Exhibit 10.1 to the registrant's
                        Form 10-Q for the quarter ended September 24, 1999, is
                        incorporated herein by reference.

         10.2           Indemnification Agreement dated January 1, 1994, by and
                        between Interim Services Inc. and H&R Block, Inc., filed as
                        Exhibit 10.8 to the registrant's Form S-1 dated November 5,
                        1993, is incorporated herein by reference.

         10.3           Form of Indemnification Agreement dated August 10, 1999
                        between the registrant and each director of the registrant, filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference.

         10.4 Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Raymond Marcy, filed as
                        Exhibit 10.3 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

         10.5           Amended and Restated Credit Agreement, dated July 2, 1999, by and among the registrant, the Borrowing Subsidiaries and
                        Nationsbank, N.A. as Administrative Agent, The First
                        National Bank of Chicago, as Documentation Agent, Banc of
                        America Securities LLC, as Sole Lead Arranger and Book
                        Manager, and the Bank Parties thereto, filed as Exhibit 10.4 to the registrant's Form 10-Q for the quarter ended
                        September 24, 1999, is incorporated herein by reference.

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

         10.9           Norrell Corporation Employee Stock Purchase Plan, filed as
                        Exhibit 10.2 to Norrell Corporation's Form 10-K for the fiscal year ended October 29, 1995, is incorporated herein by reference.

        10.10           Second Amendment to the Norrell Corporation Employee Stock
                        Purchase Plan, dated August 28, 1997, by Norrell
                        Corporation to be effective September 30, 1997, filed as
                        Exhibit 10.2.2 to Norrell Corporation's Form 10-K for the fiscal year ended November 2, 1997, is incorporated herein by reference.

        10.11           Norrell Corporation 1994 Stock Incentive Plan, filed as
                        Exhibit 10.27 to Norrell Corporation's Registration
                        Statement on Form S-1, as filed with the Securities and
                        Exchange Commission on June 10, 1994, is incorporated herein by reference.

        10.12           Norrell Corporation 1991 Stock Option Plan, filed as Exhibit
                        10.29 to Norrell Corporation's Registration Statement on
                        Form S-1, as filed with the Securities and Exchange
                        Commission on June 10, 1994, is incorporated herein by
                        reference.

        10.13           Norrell Corporation 401(k) Retirement Savings Plan, filed as
                        Exhibit 10.41.1 to Norrell Corporation's Form 10-K for the
                        fiscal year ended October 27, 1996, is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   EXHIBIT NAME
---------------------                           ------------
        10.14           Second Amendment to the Norrell Corporation 401(k)
                        Retirement Savings Plan dated December 30, 1996 by Norrell
                        Corporation to be effective January 1, 1997, filed as
                        Exhibit 10.41.2 to Norrell Corporation's Form 10-K for the
                        fiscal year ended November 2, 1997, is incorporated herein by reference.

        10.15           Norrell Corporation Non-Qualified Deferred Compensation
                        Plan, effective January 1, 1995, filed as Exhibit 10.42 to
                        Norrell Corporation's Form 10-K for the fiscal year ended
                        October 29, 1995, is incorporated herein by reference.

        10.16           Amendment to Norrell Corporation Non-Qualified Deferred
                        Compensation Plan, filed as Exhibit 10.42.2 to Norrell
                        Corporation's Form 10-K for the fiscal year ended November
                        2, 1997, is incorporated herein by reference.

        10.17           Restated Stock Purchase Agreement, dated September 26, 1997 among Interim Services Inc., Catamaran Acquisition Corp. and
                        Cornerstone Equity Investors IV, L.P., filed as Exhibit 2.1 to the registrant's Form 8-K dated September 26, 1997 and
                        filed October 13, 1997, is incorporated herein by reference.

        10.18 The Deferred Compensation Plan of Interim Services Inc., filed as Exhibit 4.1 to the registrant's Form S-8 filed on July 23, 1997, is incorporated herein by reference.

        10.19           Interim Services Inc.'s Outside Directors' Compensation
                        Plan, effective July 1, 1999, filed as Exhibit 10.10 to the registrant's Form 10-Q for the quarter ended September 24,
                        1999, is incorporated herein by reference.

        10.20 The 1997 Stock Purchase Assistance Plan for executives of the registrant, filed as Exhibit 10.16 to the registrant's
                        Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.21           Amendment Agreement No. 1, dated as of June 1, 1997, to the
                        Credit Agreement dated as of May 1, 1997, between the
                        registrant and NationsBank filed as Exhibit 10.17 to the
                        registrant's Form 10-K for the fiscal year ended December
                        25, 1998, is incorporated herein by reference.

        10.22           Interim Services Inc. Amended and Restated 1998 Stock
                        Incentive Plan, filed as Exhibit A to the registrant's Proxy
                        Statement dated April 5, 1999, is incorporated herein by
                        reference.

        10.23           Receivables Sale Agreement, dated as of July 1, 1999,
                        between the registrant and each of its direct and indirect wholly-owned subsidiaries who from time to time thereafter becomes a Seller thereunder and Interim Receivables Corp,
                        filed as Exhibit 10.13 to the registrant's Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference.

        10.24           Credit and Security Agreement, dated as of July 1, 1999, by and among Interim Services Receivables Corp., the
                        registrant, Blue Ridge Asset Funding Corporation, Falcon
                        Asset Securitization Corporation, Wachovia Bank N.A., and
                        The First National Bank of Chicago, filed as Exhibit 10.14 to the registrant's Form 10-Q for the quarter ended
                        September 24, 1999, is incorporated herein by reference.

        10.25           Amendment No. 1 to the Credit and Security Agreement dated as of October 19, 1999, by and among Interim Services
                        Receivables Corp., the registrant, Blue Ridge Asset Funding
                        Corporation, Falcon Asset Securitization Corporation,
                        Wachovia Bank N.A., and The First National Bank of Chicago,
                        filed as Exhibit 10.25 hereto.

       EXHIBIT
       NUMBER                                   EXHIBIT NAME
---------------------                           ------------
        10.26           Joinder Agreement dated as of October 19, 1999 by and among
                        Norrell Corporation, American Technical Resources, Inc.,
                        CallTask Incorporated, Comtex Information Systems, Inc.,
                        Dynamic Temporary Services, Inc., a Georgia corporation,
                        NorCross Teleservices, Inc., Norrell Information Services,
                        Inc., Norrell Resources Corporation, Norrell Services of
                        Texas, Inc., Norrell Services, Inc., Norrell Temporary
                        Services Inc., Tascor Incorporated, Tascor Resources
                        Corporation, Interim Atlantic Enterprises LLC, Interim
                        Pacific Enterprises LLC, and Interim Services Receivables
                        Corp., filed as Exhibit 10.26 hereto.

        10.27           Recommended cash offer dated November 8, 1998 by Interim
                        Services Australia Pty. Limited, a wholly owned (indirect)
                        subsidiary of Interim Services Inc. for Computer Power
                        (Interim Technology Consulting-Asia Pacific) Group Limited
                        filed as Exhibit 10.16 to the registrant's form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.28           Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert E. Livonius, filed as Exhibit 10.18 to the registrant's Form 10-K for the
                        fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.29 Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Roy G. Krause, filed as
                        Exhibit 10.19 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.30 Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Gary Peck, filed as
                        Exhibit 10.20 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.31 Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert Evans, filed as
                        Exhibit 10.21 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.32           Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert W. Morgan, filed as
                        Exhibit 10.32 hereto.

        10.33           Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Raymond Marcy,
                        filed as Exhibit 10.22 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.34           Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert E. Livonius, filed as Exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.35           Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Roy G. Krause,
                        filed as Exhibit 10.24 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.36           Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Gary Peck, filed as
                        Exhibit 10.25 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by
                        reference.

        10.37           Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert Evans, filed as Exhibit 10.26 to the registrant's Form 10-K for the
                        fiscal year ended December 25, 1998, is incorporated herein by reference.

        10.38 Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert W. Morgan, filed as Exhibit 10.38 hereto.

       EXHIBIT
       NUMBER                                   EXHIBIT NAME
---------------------                           ------------
          11.           See "Earnings Per Share" in the Notes to Consolidated
                        Financial Statements included at page 53 herein.

          21. Subsidiaries of Registrant filed as Exhibit 21 to the registrant's Form 10-K for the fiscal year ended December
                        25, 1998, is incorporated herein by reference.

         23.1           Consent of Deloitte & Touche LLP.

          27.           Financial Data Schedule.

(b) REPORTS ON FORM 8-K

    During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

(c) EXHIBITS FILED WITH THIS FORM

       EXHIBIT
       NUMBER                                   EXHIBIT NAME
---------------------   ------------------------------------------------------------
        10.25           Amendment No.1 to the Credit and Security Agreement dated as of October 19, 1999, by and among Interim Services
                        Receivables Corp., the registrant, Blue Ridge Asset Funding
                        Corporation, Falcon Asset Securitization Corporation,
                        Wachovia Bank N.A., and The First National Bank of Chicago.

        10.26           Joinder Agreement dated as of October 19, 1999 by and among
                        Norrell Corporation, American Technical Resources, Inc.,
                        CallTask Incorporated, Comtex Information Systems, Inc.,
                        Dynamic Temporary Services, Inc., a Georgia corporation,
                        NorCross Teleservices, Inc., Norrell Information Services,
                        Inc., Norrell Resources Corporation, Norrell Services of
                        Texas, Inc., Norrell Services, Inc., Norrell Temporary
                        Services, Inc., Tascor Incorporated, Tascor Resources
                        Corporation, Interim Atlantic Enterprises LLC, Interim
                        Pacific Enterprises LLC, and Interim Services Receivables
                        Corp.

        10.32 Employment Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert W. Morgan.

        10.38 Change In Control Agreement dated as of November 18, 1998, by and between Interim Services Inc. and Robert W. Morgan.

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

                                                       INTERIM SERVICES INC.

March 13, 2000                                         By               /s/ RAYMOND MARCY
                                                            -----------------------------------------
                                                                          Raymond Marcy,
                                                             CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                                             OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                           TITLE
                      ---------                           -----
                /s/ STEVEN S. ELBAUM
     -------------------------------------------         Director
                  Steven S. Elbaum

                /s/ WILLIAM F. EVANS
     -------------------------------------------         Director
                  William F. Evans

               /s/ JEROME B. GROSSMAN
     -------------------------------------------         Director
                 Jerome B. Grossman

                /s/ CINDA A. HALLMAN
     -------------------------------------------         Director
                  Cinda A. Hallman

                  /s/ RAYMOND MARCY
     -------------------------------------------         Director
                    Raymond Marcy

                 /s/ J. IAN MORRISON
     -------------------------------------------         Director
                   J. Ian Morrison

                 /s/ GUY W. MILLNER
     -------------------------------------------         Director
                   Guy W. Millner

                     (Signed as to each on March 13, 2000)

                      SIGNATURE                                        TITLE
                      ---------                                        -----
               /s/ A. MICHAEL VICTORY
     -------------------------------------------                     Director
                 A. Michael Victory

                  /s/ RAYMOND MARCY                        Chairman, President and Chief
     -------------------------------------------            Executive Officer (principal
                    Raymond Marcy                                executive officer)

                  /s/ ROY G. KRAUSE                     Executive Vice President and Chief
     -------------------------------------------            Financial Officer (principal
                    Roy G. Krause                                financial officer)

                  /s/ MARK W. SMITH
     -------------------------------------------         Vice President Finance (principal
                    Mark W. Smith                                accounting officer)

                     (Signed as to each on March 13, 2000)

                     INTERIM SERVICES INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

               COLUMN A                 COLUMN B       COLUMN C ADDITIONS       COLUMN D     COLUMN E
               --------                 --------     -----------------------   ----------   ----------
                                        BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                     END OF
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
             -----------                ----------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 26, 1997

Allowance for doubtful accounts.......  $  (3,023)   $  (4,863)   $  (2,274)   $   4,931    $  (5,229)
                                        =========    =========    =========    =========    =========
Accumulated Amortization:
  Goodwill............................  $ (40,778)   $ (14,193)   $    (117)   $  14,686    $ (40,402)
  Tradenames..........................       (309)      (3,877)         (67)         111       (4,142)
  Other...............................     (3,537)        (422)          --        1,259       (2,700)
                                        ---------    ---------    ---------    ---------    ---------
                                        $ (44,624)   $ (18,492)   $    (184)   $  16,056    $ (47,244)
                                        =========    =========    =========    =========    =========
YEAR ENDED DECEMBER 25, 1998

Allowance for doubtful accounts.......  $  (5,229)   $  (6,946)   $    (363)   $   3,601    $  (8,937)
                                        =========    =========    =========    =========    =========
Accumulated Amortization:
  Goodwill............................  $ (40,402)   $ (16,828)   $     (43)   $      12    $ (57,261)
  Tradenames..........................     (4,142)      (5,558)         (25)         204       (9,521)
  Other...............................     (2,700)        (164)          --        2,312         (552)
                                        ---------    ---------    ---------    ---------    ---------
                                        $ (47,244)   $ (22,550)   $     (68)   $   2,528    $ (67,334)
                                        =========    =========    =========    =========    =========
YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts.......  $  (8,937)   $  (6,685)   $  (5,944)   $   4,610    $ (16,956)
                                        =========    =========    =========    =========    =========
Accumulated Amortization:
  Goodwill............................  $ (57,261)   $ (28,605)   $     443    $      --    $ (85,423)
  Tradenames..........................     (9,521)      (5,422)         320           21      (14,602)
  Other...............................       (552)        (137)          --          225         (464)
                                        ---------    ---------    ---------    ---------    ---------
                                        $ (67,334)   $ (34,164)   $     763    $     246    $(100,489)
                                        =========    =========    =========    =========    =========

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

Interim Financial Corporation...............................  Delaware (1)
Interim Real Estate Solutions Inc...........................  Florida (1)
Interim Services (Europe) Inc...............................  Delaware (1)
Interim U.S. Inc. (f/k/a Interim Technology Inc.)...........  Florida (1)
Interim Technology (UK) Limited.............................  United Kingdom (1)
Michael Page International Inc..............................  Delaware (1)
Rich Field Agency, Inc......................................  Florida (1)
Saratoga Institute, Inc.....................................  California (1)
Spectrum Financial Corporation..............................  Delaware (1)
Spectrum Insurance Company Ltd..............................  Cayman Islands (1)
Michael Page International Pte Ltd..........................  Singapore (1)
Interim Assessment Services Inc. (f/k/a HR Easy, Inc.)......  North Carolina (1)
Interim Acquisition Corporation.............................  Delaware (1)
Norrell Corporation (f/k/a Interim Merger Corporation)......  Delaware (1)
Atrium (U.S.-B) Inc.........................................  Delaware (1)
Atrium (U.S.-B) LLC.........................................  Delaware (1)
Interim Services Receivables Corp...........................  Delaware (1)
Interim Services Atlantic LLC...............................  Delaware (2)
Interim Services Pacific LLC................................  Delaware (2)
Interim Atlantic Enterprises LLC............................  Delaware (3)
Interim Pacific Enterprises LLC.............................  Delaware (3)
Michael Page Group Plc......................................  United Kingdom (4)
Interim UK Limited..........................................  United Kingdom (4)
Atrium (NL-A) Inc (f/k/a Interim Temporary Personnel
  Inc.).....................................................  Florida (4)
Interim Staffing Solutions Limited..........................  Ireland (4)
Interim Personnel B.V. (f/k/a Ago Uitzendbureau B.V.).......  Netherlands (5)
Interim Services Australia Pty Limited......................  Australia (5)
Interim Flexsupport B.V. (f/k/a Interim Detachering B.V.)...  Netherlands (5)
Interim Registratie B.V. (f/k/a Interim Services Netherlands
  B.V.).....................................................  Netherlands (5)
Ouranos Informatica Groep B.V...............................  Netherlands (5)
Tutor Recursos Humanos ETT, S.L.............................  Spain (5)
Tutor Seleccion, S.L........................................  Spain (5)
Michael Page Recruitment Group Ltd..........................  United Kingdom (6)
Plusbox Limited.............................................  United Kingdom (6)
Michael Page Holdings Ltd...................................  United Kingdom (7)
Accountancy Additions (North) Ltd...........................  United Kingdom (8)
Michael Page UK Ltd.........................................  United Kingdom (8)
Michael Page Ltd............................................  United Kingdom (9)
Sales Recruitment Specialist Ltd............................  United Kingdom (9)
Questor International Ltd...................................  United Kingdom (9)
Michael Page International (Italia) SRL.....................  Italy (10)

Michael Page (Espana) SA....................................  Spain (10)
Michael Page International (France) SA......................  France (10)
Page Interim SA.............................................  Spain (10)
Michael Page International (Australia) Pty Ltd..............  Australia (10)
Michael Page International (Deutschland) GmbH...............  Germany (10)
Michael Page International (Hong Kong) Ltd..................  Hong Kong (10)
Michael Page International (Nederland) B.V..................  Netherlands (10)
Michael Page International (New Zealand) Ltd................  New Zealand (10)
Page Interim SA.............................................  France (11)
Page Interim (Banking) EURL.................................  France (12)
Page Interim (East) EURL....................................  France (12)
Page Interim (South) EURL...................................  France (12)
Page Interim (West) EURL....................................  France (12)
Business Interim EURL.......................................  France (12)
Compagnie Du Recrutor EURL..................................  France (13)
Societe Des Nouveaux Recruteurs EURL........................  France (13)
Michael Page Advertising EURL...............................  France (13)
MP Services EURL............................................  France (13)
Les Recrutuers Reunis EURL..................................  France (13)
Michael Page Conseil Informatique EURL......................  France (13)
Interim Services UK PLC (f/k/a Crone Corkill Group PLC).....  United Kingdom (14)
Interim Technology Training Limited.........................  United Kingdom (14)
C.C. Agency Services Limited................................  United Kingdom (15)
Crone Corkill Limited.......................................  United Kingdom (15)
Interim Office Professionals Limited (f/k/a Hobstones
  Limited)..................................................  United Kingdom (15)
Interim Technology Limited (f/k/a Westwood Young Limited)...  United Kingdom (15)
Interim On-Premise (UK) Ltd.................................  United Kingdom (15)
ONS Nederlanse Software Bedrijf (ONS) B.V...................  Netherlands(16)
Maintain Software Management B.V............................  Netherlands (17)
Pontos Project ManageMens B.V...............................  Netherlands (17)
Q&B Serving the Client B.V..................................  Netherlands (17)
Ouranos Enterprises to be B.V...............................  Netherlands (17)
Kronos Software Engineering B.V.............................  Netherlands (17)
Novos Joined IT Generations B.V.............................  Netherlands (17)
Screenup Client Engineering B.V.............................  Netherlands (17)
Novos Noord Nederland B.V...................................  Netherlands (18)
Maintain Operational Services B.V...........................  Netherlands (19)
Interim Technology Group Limited (f/k/a Computer Power Group
  Limited)..................................................  Australia (20)
Interim Technology Solutions Pty Ltd (f/k/a Computer Power
  Pty Ltd)..................................................  Australia (21)
Interim Technology Associates Pty Ltd (f/k/a Computer People
  Pty Ltd)..................................................  Australia (21)
Interim Technology Education Pty Ltd (f/k/a Computer Power
  Education Pty Ltd)........................................  Australia (21)
Equus People Pty Ltd........................................  Australia (21)
Emppay Pty Ltd..............................................  Australia (21)
CP Software Export Pty Ltd..................................  Australia (21)
Parity People Pty Ltd.......................................  Australia (21)
Edilina Pty Ltd.............................................  Australia (21)
Computer Power Group (S) Pte Ltd............................  Singapore (21)
MTE Management Technology Education Pty Ltd.................  Australia (22)
Computer Power Education Pty Ltd............................  New Zealand (22)
MTE Management Technology Education Pty Ltd.................  New Zealand (22)

Parity People Pty Ltd.......................................  New Zealand (23)
CP International Limited....................................  Hong Kong (24)
Computer Power Educational Services Limited.................  Hong Kong (24)
DP Recruitment Services (S) Pte Ltd.........................  Singapore (24)
CPG Computer Power Group (M) SDN BHD........................  Malaysia (24)
Interim Services Worldwide Holding B.V......................  Netherlands (25)
Accountancy Additions Ltd...................................  United Kingdom (26)
Atrium (AU-B) Pty Limited...................................  Australia (27)
Career Temporaries, Inc. *..................................  Louisiana (28)
Norrell Finance Company *...................................  Nevada (28)
Norrell Enterprises Corporation *...........................  Nevada (28)
Norrell Licensing Company...................................  Nevada (28)
Norrell Resources Corporation...............................  Delaware (28)
Comtex Asset Management Company.............................  Nevada (28)
ATR Asset Management Company................................  Nevada (28)
ANATEC Asset Management Company.............................  Nevada (28)
Norrell International Ltd...................................  Nevada (28)
American Technical Resources, Inc...........................  Virginia (28)
CallTask Incorporated *.....................................  Georgia (28)
Comtex Information Systems, Inc.............................  Delaware (28)
Dynamic Temporary Services, Inc. *..........................  Georgia (28)
NC Holding Corporation......................................  Georgia (28)
NorCross Teleservices Inc...................................  Delaware (28)
Norrell Acquisition Corp....................................  Delaware (28)
Norrell Asset Management Company............................  Nevada (28)
Tascor Incorporated *.......................................  Georgia (29)
Tascor Resources Corporation *..............................  Georgia (29)
Norrell Services, Inc. *....................................  Georgia (29)
Norrell Health Care, Inc....................................  Georgia (29)
Norrell Information Services, Inc...........................  Georgia (29)
HealthTask, L.P.............................................  Delaware (30)
Norrell Services of Texas, Inc. *...........................  Georgia (31)
Norrell Services International, Inc.*.......................  Georgia (31)
Norrell Temporary Services, Inc.............................  Georgia (31)
Norrell Services, Ltd.......................................  Canada (32)
HCA--Home Care Services, Inc................................  New York (33)
Norrell Health Care of New York, Inc........................  New York (33)
Norrell (UK) Limited........................................  United Kingdom (34)
FSS International Limited...................................  United Kingdom (34)
Financial Selection Services (London) Limited...............  United Kingdom (35)
Financial Selection Services (St. Albans) Limited...........  United Kingdom (35)
HealthTask Corporation......................................  Delaware (36)

------------------------

* Merged with and into Norrell Corporation as of January 2, 2000.

NOTES TO SUBSIDIARIES OF INTERIM SERVICES INC.:

 1. Subsidiary of Interim Services Inc.

 2. Sole member is Interim U.S. Inc. (f/k/a Interim Technology Inc.)

 3. As of December 31, 1999, Atlantic Enterprises members are: Norrell Corporation, Interim Services Atlantic LLC, Norrell Resources Corporation, Tascor Resources Corporation, Tascor Incorporated, Norrell Temporary Services, Inc., Norrell Services, Inc., Dynamic Temporary Services, Inc., CallTask Incorporated and Career Temporaries, Inc. Pacific Enterprises' members are: Norrell Corporation, Norrell Resources Corporation, Tascor Incorporated, Norrell Temporary Services, Inc. and Norrell Services, Inc.

 4. Subsidiary of Interim Services (Europe) Inc.

 5. Subsidiary of Interim Services Worldwide Holding B.V.

 6. Subsidiary of Michael Page Group Plc

 7. Subsidiary of Michael Page Recruitment Group Ltd

 8. Subsidiary of Michael Page Partnership Ltd (an inactive subsidiary)

 9. Subsidiary of Michael Page (UK) Ltd

 10. Subsidiary of Michael Page International Holdings Ltd (an inactive subsidiary)

 11. Subsidiary of LPM Professional Recruitment Ltd (an inactive subsidiary)

 12. Subsidiary of Page Interim SA (France)

 13. Subsidiary of Michael Page International (France) SA

 14. Subsidiary of Plusbox Limited

 15. Subsidiary of Interim Services UK PLC (f/k/a Crone Corkill Group PLC)

 16. Subsidiary of Ouranos Informatica Groep B.V. (25%) and third parties (75%)

 17. Subsidiary of Ouranos Informatica Groep B.V.

 18. Subsidiary of Novos Joined IT Generations B.V.

 19. Subsidiary of Maintain Software Management B.V.

 20. Subsidiary of Interim Services Australia Pty Limited

 21. Subsidiary of Interim Technology Group Limited (f/k/a Computer Power Group Limited)

 22. Subsidiary of Interim Technology Education Pty Ltd (f/k/a Computer Power Education Pty Ltd)

 23. Subsidiary of Parity People Pty Ltd (Australia)

 24. Subsidiary of Computer Power Group (S) Pte Ltd

 25. Subsidiary of Atrium (NL-A) Inc. (f/k/a Interim Temporary Personnel Inc.)

 26. Subsidiary of Michael Page Partnership Ltd (90%) and Interim's directors (10%)

 27. Subsidiary of Atrium (U.S.-B) LLC

 28. Subsidiary of Norrell Corporation

 29. Subsidiary of Norrell Finance Company

 30. Subsidiary of Tascor Incorporated (49%), Ernst & Young U.S., LLP (49%) and

     HealthTask Corporation (2%)

 31. Subsidiary of Norrell Services, Inc.

 32. Subsidiary of Norrell Services International, Inc.

 33. Subsidiary of Norrell Health Care, Inc.

 34. Subsidiary of Norrell International Ltd.

 35. Subsidiary of FSS International Limited

 36. Subsidiary of Norrell Corporation (50%) and Ernst & Young Resources L.L.C. (50%)