Form 10-Q
period 2000-03-31
INTERIM SERVICES INC
filed 2000-05-15
CIK 914536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                      NONE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on April 28, 2000 was 63,825,700.

                                                 TABLE OF CONTENTS

PART I        Financial Information

              Item 1.   Financial Statements                                                                   PAGE

                        Condensed Consolidated Statements of Earnings
                           Three Months Ended March 31, 2000 and March 26, 1999...................              1

                        Condensed Consolidated Balance Sheets
                           March 31, 2000 and December 31, 1999...................................              2

                        Condensed Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 2000 and March 26, 1999...................              3

                        Notes to Condensed Consolidated Financial Statements......................              4

              Item 2.   Management's Discussion and Analysis of Financial Condition and
                          Results of Operations..................................................               7

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............              10


PART II       Other Information

              Item 4.   Matters Submitted to a Vote of Security Holders .........................              11

              Item 6.   Exhibits and Reports on Form 8-K.........................................              11

              Signatures .........................................................................             12

              PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


                            INTERIM SERVICES INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                            THREE MONTHS ENDED
                                                                                    -----------------------------------
                                                                                     MARCH 31, 2000     MARCH 26, 1999
                                                                                    -----------------  ----------------
Revenues.........................................................................         $  958,262        $  566,031
Cost of services.................................................................            643,866           361,161
                                                                                    -----------------  ----------------

Gross profit.....................................................................            314,396           204,870
                                                                                    -----------------  ----------------

Selling, general and administrative expenses.....................................            230,529           152,102
Licensee commissions.............................................................             18,869            11,714
Amortization of intangibles......................................................             10,566             6,874
Interest expense.................................................................             12,468             6,590
Interest income..................................................................               (633)             (774)
                                                                                    -----------------  ----------------

                                                                                             271,799           176,506
                                                                                    -----------------  ----------------

  Earnings before income taxes...................................................             42,597            28,364
Income taxes.....................................................................             17,889            12,480
                                                                                    -----------------  ----------------

Net earnings.....................................................................         $   24,708        $   15,884
                                                                                    =================  ================

Earnings per share:
   Basic.........................................................................         $     0.38        $     0.34

   Diluted.......................................................................         $     0.37        $     0.33


Weighted average shares outstanding:
   Basic.........................................................................             64,222            47,386

   Diluted ......................................................................             70,772            53,318



            See notes to Condensed Consolidated Financial Statements.

                     INTERIM SERVICES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   (UNAUDITED)
                                                                                                 MARCH 31, 2000   DEC. 31, 1999
                                                                                                ---------------  ---------------
                                            ASSETS
Current Assets:
  Cash and cash equivalents..............................................................       $      30,514    $      37,539
  Receivables, less allowance for doubtful accounts of $19,480 and $16,956...............             576,609          560,713
  Deferred tax asset.....................................................................              44,458           45,686
  Other current assets...................................................................              53,175           64,452
                                                                                                ---------------  ---------------
     Total current assets................................................................             704,756          708,390
Goodwill, net............................................................................           1,298,693        1,270,562
Tradenames and other intangibles, net....................................................             196,231          200,909
Property and equipment, net..............................................................             134,727          135,976
Other assets.............................................................................             120,001          123,064
                                                                                                ---------------  ---------------
                                                                                                $   2,454,408    $   2,438,901
                                                                                                ===============  ===============


                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt......................................................       $     220,752    $     216,108
  Accounts payable and other accrued expenses............................................             214,535          223,409
  Accrued salaries, wages and payroll taxes..............................................             182,269          184,611
  Other current liabilities..............................................................              48,004           33,774
                                                                                                ---------------  ---------------
     Total current liabilities...........................................................             665,560          657,902
Long-term debt ..........................................................................             504,102          513,611
Other long-term liabilities..............................................................             102,517          108,128
                                                                                                ---------------  ---------------
     Total liabilities...................................................................           1,272,179        1,279,641
                                                                                                ---------------  ---------------

Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or
     outstanding.........................................................................                   -                -
  Common stock, par value $.01 per share; authorized 200,000,000 shares; issued
     65,341,425 shares...................................................................                 653              653
  Treasury stock, at cost, 1,480,300 and 1,751,143 shares, respectively .................             (25,552)         (31,628)
  Additional paid-in capital.............................................................             868,721          868,572
  Retained earnings......................................................................             357,806          333,098
  Accumulated other comprehensive loss...................................................             (19,399)         (11,435)
                                                                                                ---------------  ---------------
     Total stockholders' equity..........................................................           1,182,229        1,159,260
                                                                                                ---------------  ---------------
                                                                                                $   2,454,408    $   2,438,901
                                                                                                ===============  ===============



            See notes to Condensed Consolidated Financial Statements.

                    INTERIM SERVICES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                         -----------------------------------
                                                                                          MARCH 31, 2000    MARCH 26, 1999
                                                                                         ----------------  -----------------
Cash Flows from Operating Activities:
  Net earnings...................................................................        $        24,708   $        15,884
  Adjustments to reconcile net earnings to net cash from operating activities:
    Depreciation and amortization................................................                 19,671            13,104
    Other non-cash charges.......................................................                  2,786               203
    Changes in assets and liabilities, net of effects of acquisitions:
      Receivables................................................................                (19,779)          (28,471)
      Other assets...............................................................                 10,227             4,013
      Accounts payable and accrued liabilities...................................                  7,959            12,418
                                                                                         ----------------  -----------------
        Net Cash Provided by Operating Activities................................                 45,572            17,151
                                                                                         ----------------  -----------------

Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired.............................................                (53,527)         (139,409)
  Capital expenditures...........................................................                (10,977)           (9,780)
  Other..........................................................................                  3,233               473
                                                                                         ----------------  -----------------
        Net Cash Used in Investing Activities....................................                (61,271)         (148,716)
                                                                                         ----------------  -----------------

Cash Flows from Financing Activities:
  Debt proceeds..................................................................                 13,579            24,546
  Debt repayments................................................................                 (7,618)           (1,178)
  Purchase of treasury stock.....................................................                      -            (2,916)
  Proceeds from exercise of employee stock options and stock purchase plan.......                  6,208             1,394
  Other, net.....................................................................                 (3,495)           (3,639)
                                                                                         ----------------  -----------------
        Net Cash Provided by Financing Activities................................                  8,674            18,207
                                                                                         ----------------  -----------------
  Decrease in cash and cash equivalents..........................................                 (7,025)         (113,358)
  Cash and cash equivalents, beginning of period.................................                 37,539           153,314
                                                                                         ----------------  -----------------
  Cash and cash equivalents, end of period.......................................        $        30,514   $        39,956
                                                                                         ================  =================



            See notes to Condensed Consolidated Financial Statements.

                   INTERIM SERVICES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         The condensed consolidated financial statements of Interim Services Inc. and subsidiaries ("Interim"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Interim's financial statements and notes thereto for each of the fiscal years in the three-year period ended December 31, 1999 included in Interim's Annual Report on Form 10-K.

         The condensed consolidated financial statements for the three months ended March 31, 2000 and March 26, 1999 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 29, 2000. Certain 1999 amounts have been reclassified to conform to current year presentation.

2.       Change in Principal Brand Name

         Interim has announced that it will be changing its principal brand name to Spherion. This change was made to better reflect the nature of the total company, which has shifted from a traditional staffing company to one that provides global consulting and human capital management services. Interim's legal name and stock ticker symbol will change in July 2000.

3.       Comprehensive Income

         Comprehensive income, which totaled $16.7 million and $2.4 million for the three months ended March 31, 2000 and March 26, 1999, respectively, is comprised of net earnings of $24.7 million and $15.9 million, respectively, and foreign currency translation adjustments of ($8.0) million and ($13.5) million, respectively.

4.       Earnings Per Share (EPS)

         Basic earnings per share is computed by dividing Interim's net earnings by the weighted average number of shares outstanding during the period.

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

         The following table reconciles the numerator (net earnings) and denominator (shares) of the basic and diluted earnings per share computations for net earnings.

                                                                           THREE MONTHS ENDED
                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          -------------------------------------------------------------------------------
                                                       MARCH 31, 2000                           MARCH 26, 1999
                                          --------------------------------------  ---------------------------------------
                                              NET                   PER-SHARE          NET                    PER-SHARE
                                           EARNINGS       SHARES      AMOUNT        EARNINGS      SHARES        AMOUNT
                                          ------------  ----------  ---------     -------------  -----------  -----------

 Basic EPS.............................    $   24,708      64,222    $    0.38     $   15,884       47,386    $    0.34
                                                                     ===========                              ===========
 Effect of dilutive securities:
   Stock options and other dilutive
     securities........................             -       1,002                           -          384
   Convertible subordinated notes......         1,512       5,548                       1,519        5,548
                                          ------------  ----------                -------------  -----------

 Diluted EPS...........................    $   26,220      70,772    $    0.37     $   17,403       53,318    $    0.33
                                         ============   ==========  ===========   =============  ===========  ===========

5.       Segment Information

         Effective in 2000, Interim changed its basis of segmentation from a geographic approach to the following: Information Technology, Professional Services and Commercial Staffing. Management believes that the new reportable segments better reflect the management and fiscal responsibilities within Interim subsequent to the Norrell acquisition and integration of its operations. Interim evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as income before unallocated central costs, net interest expense and income taxes. All material intercompany revenues and expenses have been eliminated. All previous year amounts have been restated for comparative purposes.

         Information on operating segments and a reconciliation to earnings before income taxes for the three months ended March 31, 2000 and March 26, 1999 are as follows (in thousands):

                                                                                    THREE MONTHS ENDED
                                                                        -------------------------------------------
                                                                          MARCH 31, 2000          MARCH 26, 1999
                                                                        --------------------   --------------------
REVENUES:
  Information Technology.............................................          $    199,268           $    164,454
  Professional Services..............................................               323,918                176,410
  Commercial Staffing................................................               435,076                225,167
                                                                        --------------------   --------------------
                                                                               $    958,262           $    566,031
                                                                        ====================   ====================
GROSS PROFIT:
  Information Technology.............................................          $     63,838           $     55,610
  Professional Services..............................................               158,971                100,259
  Commercial Staffing................................................                91,587                 49,001
                                                                        --------------------   --------------------
                                                                               $    314,396           $    204,870
                                                                        ====================   ====================
SEGMENT OPERATING MARGIN:
  Information Technology.............................................          $      9,572           $     13,426
  Professional Services..............................................                37,860                 21,526
  Commercial Staffing................................................                17,791                  7,228
                                                                        --------------------   --------------------
                                                                                     65,223                 42,180

  Unallocated central costs..........................................               (10,791)                (8,000)
  Interest expense, net..............................................               (11,835)                (5,816)
                                                                        --------------------   --------------------
  Earnings before income taxes.......................................          $     42,597           $     28,364
                                                                        ====================   ====================

6.       Acquisitions

         Interim repurchased several licensed offices, which do not impact Interim's reported revenues, as sales by the licensed offices are included in Interim's revenues. Additionally, during the quarter ended March 31, 2000, Interim completed one acquisition for total cash consideration of approximately $2.3 million and made earnout payments of $29.3 million on previous acquisitions.

7.       Restructuring

         During 1999, Interim incurred approximately $12.8 million of restructuring costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Interim, as a result of the Norrell acquisition, will be eliminated. These costs included employee severance costs of approximately $3.7 million, facility closure costs of $7.0 million primarily relating to the elimination of redundant branch locations and $2.1 million for the write-off of certain software programs that will no longer be utilized as a result of the acquisition. The employee severance related to approximately 160 positions from various job functions, of which approximately 70 were terminated as of March 31, 2000.
         The facility closure costs include approximately $5.0 million in lease termination costs and approximately $2.0 million in losses on the disposition of facility related fixed assets, primarily the write-off of leasehold improvements on closed branch locations and write-down of furniture and fixtures to their estimated fair value, determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. As of March 31, 2000, approximately $5.6 million has been paid and the remainder is included in accounts payable and accrued expenses. The majority of the remaining accrual relates to lease abandonment costs of $3.5 million that will be paid through 2004 unless early terminations can be negotiated and severance costs of $1.8 million, which will continue to be paid during 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         INTRODUCTION

         Interim is a leader in the area of human capital management operating in 12 countries around the world. As previously mentioned, Interim changed its basis of segmentation from a geographic approach to the following: Information Technology, Professional Services and
         Commercial Staffing. Management believes that the new reportable segments better reflect the management and fiscal responsibilities within Interim subsequent to the Norrell acquisition and integration of its operations. In its operating segments, Interim provides five services: (1) consulting-including outplacement, executive coaching and information technology consulting; (2) managed staffing-such as temporary and permanent workforce management, which includes Interim On-Premise and vendor management; (3) outsourcing-includes functional management and staffing of various administrative functions, including full service call center management; (4) search/recruitment-such as contingency recruiting and executive retained search; and (5) flexible staffing-temporary personnel from administrative to executives.


         RESULTS OF OPERATIONS


                                                                   THREE MONTHS ENDED
                                           --------------------------------------------------------------------
                                                    MARCH 31, 2000                     MARCH 26, 1999
                                           ---------------------------------  ---------------------------------
                                                                  % OF                               % OF
                                                                  TOTAL                             TOTAL
                                                              --------------                    ---------------

REVENUES:
  Information Technology.................        $  199,268           20.8%        $  164,454            29.0%
  Professional Services..................           323,918           33.8%           176,410            31.2%
  Commercial Staffing....................           435,076           45.4%           225,167            39.8%
                                           -----------------  --------------  ----------------  ---------------
                                                 $  958,262          100.0%        $  566,031           100.0%
                                           =================  ==============  ================  ===============

                                                                  % OF                               % OF
                                                                REVENUES                           REVENUES
                                                              --------------                    ---------------
GROSS PROFIT:
  Information Technology.................        $   63,838           32.0%        $   55,610            33.8%
  Professional Services..................           158,971           49.1%           100,259            56.8%
  Commercial Staffing....................            91,587           21.1%            49,001            21.8%
                                           -----------------  --------------  ----------------  ---------------
                                                 $  314,396           32.8%        $  204,870            36.2%
                                           =================  ==============  ================  ===============

SEGMENT OPERATING MARGIN:
  Information Technology..................       $    9,572            4.8%        $   13,426             8.2%
  Professional Services...................           37,860           11.7%            21,526            12.2%
  Commercial Staffing.....................           17,791            4.1%             7,228             3.2%
                                           -----------------  --------------  ----------------  ---------------
                                                     65,223            6.8%            42,180             7.5%
                                                              ==============                    ===============

  Unallocated central costs...............          (10,791)                           (8,000)
  Interest expense, net...................          (11,835)                           (5,816)
                                           -----------------                  ----------------
  Earnings before income taxes............       $   42,597                        $   28,364
                                           =================                  ================

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 26, 1999

         INFORMATION TECHNOLOGY. Revenues increased 21.2% to $199.3 million from $164.5 million in the prior year due primarily to the Norrell acquisition partially offset by industry related decreases in customer demand. On a pro forma basis (including Norrell as if it were acquired at the beginning of 1999), revenues were down 8.3% from $217.4 million in the prior year. Information Technology revenues declined from 1999 pro forma levels as many customers ended Y2K-related projects and were in the start-up phase on newer projects, such as E-commerce. Pro forma revenue, excluding Y2K-related business, increased 6% over the prior year and 8% from the fourth quarter of 1999. Revenues by service line for 2000 within the group were comprised of 66.9% consulting, 5.7% managed staffing, 1.7% outsourcing, 1.0% search/recruitment and 24.7% flexible staffing and were relatively unchanged compared with the prior year pro forma revenues.

         Gross profit increased 14.8% to $63.8 million from $55.6 million in the prior year and the overall gross profit percentage decreased to 32.0% from 33.8% as the lower margin Norrell business was added. On a pro forma basis, gross profit percentage for 2000 was slightly lower than 1999 due to the slowdown in technology spending, discussed above, and lower utilization of consultants.

         Segment operating margin (earnings before unallocated central costs, interest and income taxes) decreased 28.7% to $9.6 million from $13.4 million in the prior year. The lower margin in 2000 was primarily due to the increase in gross profit of $8.2 million discussed above, offset by higher operating expenses of $11.2 million and higher amortization expense of $0.8 million (Norrell acquisition related). Higher operating expenses were largely due to the addition of Norrell. Operating costs as a percentage of revenues increased from 24.9% in 1999 to 26.2% for 2000 as Interim maintained much of its infrastructure even though revenue declined.

         PROFESSIONAL SERVICES. Revenues increased 83.6% to $323.9 million from $176.4 million in the prior year, with most of the increase due to the acquisition of Norrell's outsourcing business and strong organic growth in U.S. and European flexible staffing and search/recruitment. On a pro forma basis, revenues increased 20.5% from $268.9 million primarily due to growth in financial search/recruitment and flexible staffing in the U.S. and Europe. Revenues by service line within the group were comprised of 4.4% consulting, 23.8% outsourcing, 31.6% search/recruitment and 40.2% flexible staffing. As a percentage of total Professional Services revenues, search/recruitment revenues increased from a 1999 pro forma level of 27.1%, due to solid growth within this product line.

         Gross profit increased 58.6% to $159.0 million from $100.3 million in the prior year and the gross profit percentage decreased from 56.8% in the prior year to 49.1% primarily due to the addition of Norrell's outsourcing business. On a pro forma basis, gross profit percentage increased to 49.1% in 2000 from 45.8% in 1999 due to the increase in the proportion of search/recruitment revenues to total revenue.

         Segment operating margin increased 75.9% to $37.9 million from $21.5 million in the prior year due to the increase in gross profit of $58.7 million, partially offset by higher operating expenses of $41.3 million and higher amortization expenses of $1.0 million (Norrell acquisition related). As a percentage of revenues, operating expenses decreased from 42.2% for 1999 to 35.7% primarily due to the inclusion of the outsourcing business in the current year (which classifies most of its expenses in gross profit) and greater leveraging of operating expenses.

         COMMERCIAL STAFFING. Revenues increased 93.2% to $435.1 million from $225.2 million in the prior year primarily due to the Norrell acquisition. On a pro forma basis, revenues were about the same as the prior year amount of $432.7 million, as Interim concentrated on higher margin customers and began shedding some unprofitable business towards the end of the quarter. Revenues by service line within the group were comprised of 35.2% managed staffing, 1.5% search/recruitment and 63.3% flexible staffing and did not vary significantly from the prior year pro forma amounts.

         Gross profit increased 86.9% to $91.6 million from $49.0 million in the prior year and the overall gross profit percentage decreased from 21.8% in the prior year to 21.1% in the first quarter of 2000. These changes were due to the Norrell acquisition, which has slightly lower gross profit rates in the flexible staffing business. On a pro forma basis, gross profit percentage increased to 21.1% from 20.9% in the prior year due to the concentration on improving margins with certain customers and a reduction in state unemployment taxes.

         Segment operating margin more than doubled to $17.8 million from $7.2 million in the prior year. The increase in segment operating margin was due to the increase in gross profit of $42.6 million, partially offset by higher operating expenses of $30.1 million and higher amortization of $1.9 million (primarily Norrell acquisition related). Operating expenses as a percentage of revenue decreased from 18.0% for 1999 to 16.2% for 2000 as Interim was able to leverage fixed costs by eliminating redundant personnel and offices. The segment operating margin increased from 3.2% of revenues in the prior year to 4.1%.

         UNALLOCATED CENTRAL COSTS. Unallocated central costs increased 34.9% to $10.8 million from $8.0 million in the prior year, primarily due to the Norrell acquisition. These costs decreased to 1.1% of consolidated revenues from 1.4% in the prior year due to greater leveraging of resources.

         INTEREST EXPENSE, NET. Gross interest expense increased 89.2% to $12.5 million from $6.6 million last year. This increase resulted from higher debt levels, primarily due to the Norrell acquisition, and higher overall interest rates. Interim had average borrowings outstanding during the first quarter of 2000 of $744.3 million at an average rate of interest, including the effects of interest rate swaps, of 6.6% compared with $454.6 million outstanding during the first quarter of 1999 at an average rate of interest of 5.7%. Interest income was relatively unchanged at $0.6 million.

         INCOME TAXES. The effective income tax rate for the first quarter of 2000 was 42.0% compared with 44.0% in 1999. The decrease in the effective tax rate resulted from an increase in earnings, higher levels of Work Opportunity tax credits and reduced state income taxes.

         NET EARNINGS. Net earnings increased 55.6% to $24.7 million ($0.37 per diluted share) from $15.9 million ($0.33 per diluted share) in the prior year period. This represents a 12.1% increase in per share net earnings. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased to 70.8 million from 53.3 million in the prior year, primarily due to the issuance of
         20.8 million shares in July 1999 related to the Norrell acquisition, offset by the repurchase of 3 million shares during the second quarter of 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW

         Cash provided by operating activities for the three months ended March 31, 2000 was $45.6 million compared with $17.2 million in the prior year. Higher operating cash flows this period were primarily due to increased earnings, lower working capital needs and higher amortization, depreciation and other non-cash charges. Working capital items used were $1.6 million this year compared with $12.0 million last year. Less cash used for working capital items during the three months ended March 31, 2000 primarily resulted from slower revenue growth in 2000 versus 1999, partially offset by an increase in days sales outstanding. Working capital in the first quarter of 2000 also benefited from a decrease in other assets resulting from the receipt of an $8.0 million federal income tax refund related to Norrell, partially offset by a reduction in accounts payable and accrued liabilities.

         Investing activities used $61.3 million for the three months ended March 31, 2000 primarily due to the repurchase of licensee operations to reduce market overlap created by the Norrell merger and earnout payments associated with prior acquisitions. Investing activities also included $11.0 million of capital expenditures, primarily for new computer hardware and software to continue to upgrade and expand Interim's information technology capabilities and new office related expenditures.

         Cash provided by financing activities was $8.7 million for the three months ended March 31, 2000 and primarily reflects increased net borrowings to fund acquisitions and higher proceeds from employee stock option and purchase plan activity.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2000, Interim maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on Interim's financial condition.

         Interim's outstanding variable rate debt at March 31, 2000 and March 26, 1999 was $517.8 million and $259.3 million, respectively. Interest rates on the Credit Facility and other short-term borrowings are based on LIBOR plus a variable margin. Interest rates on the Accounts Receivable Securitization borrowings and the Australian dollar term financing are based on commercial paper market rates and Australian bank bills plus a variable margin, respectively. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $5.2 million and $2.6 million in 2000 and 1999, respectively, on an annual basis not considering the offset of the interest rate swap discussed below.

         Interim utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Interim had a variable to variable interest rate swap agreement outstanding as of March 31, 2000 and March 26, 1999 with the notional amount of $119.3 million and $121.8 million, respectively, which effectively converts interest from a British Pound LIBOR basis to a broader index and caps Interim's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The cost to terminate (i.e. fair value) the outstanding interest rate swap as of March 31, 2000 and March 26, 1999 was $1.5 million and $3.6 million, respectively.

         In May 1998, Interim issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of Interim's fixed rate convertible subordinated debt as of March 31, 2000 and March 26, 1999 was $167.1 million and $158.7 million, respectively, compared with the related carrying value of $207.0 million.

         The purpose of Interim's foreign exchange hedging activities is to mitigate the impact of changes in foreign currency exchange rates. Interim attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans, firm committed transactions and dividends related to foreign subsidiaries. Interim uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Interim does not enter into forward contracts for trading purposes. At March 31, 2000 and March 26, 1999, Interim had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $76.9 million and $59.6 million, respectively. At March 31, 2000, Interim had an outstanding foreign currency forward contract to sell British pounds and buy French francs in the notional amount of $3.6 million. The fair value of the foreign currency forward contracts as of March 31, 2000 and March 26, 1999 was $5.6 million gain and $0.7 million loss, respectively.

         FORWARD-LOOKING STATEMENTS

         Part I, Items 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and 3 (Quantitative and Qualitative Disclosures about Market Risk) of this Quarterly Report on Form 10-Q may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions, litigation and quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from Interim's beliefs or expectations are the following: industry trends and trends in the general economy; competitive factors in the markets in which Interim operates; changes in regulatory requirements which are applicable to Interim's business; and other factors referenced herein or from time to time in Interim's reports to the Securities and Exchange Commission.

         PART II - OTHER INFORMATION

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the security holders for a vote during the period covered by this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       EXHIBIT
       NUMBER             EXHIBIT NAME
       -------            ------------
            27.           Financial Data Schedule is filed herewith.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              INTERIM SERVICES INC.
                                  (Registrant)




DATE - May 15, 2000                    BY      /s/ Roy G. Krause
                                           -------------------------------------
                                                     Roy G. Krause
                                                Executive Vice President
                                              and Chief Financial Officer
                                             (principal financial officer)




DATE - May 15, 2000                    BY    /s/ Mark W. Smith
                                           -------------------------------------
                                                       Mark W. Smith
                                                  Vice President, Finance
                                               (principal accounting officer)