Form 10-Q
period 2000-06-30
SPHERION CORP
filed 2000-08-14
CIK 914536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission file number: 0-23198

                              SPHERION CORPORATION
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

                              INTERIM SERVICES INC.
                                  (Former name)

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

         Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on July 28, 2000 was 63,859,702.

                                TABLE OF CONTENTS

PART I    Financial Information

          Item 1.  Financial Statements                                                         Page
                                                                                                ----
                   Condensed Consolidated Statements of Earnings
                     Three and Six Months Ended June 30, 2000 and June 25, 1999 ...........      1

                   Condensed Consolidated Balance Sheets
                     June 30, 2000 and December 31, 1999...................................      2

                   Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and June 25, 1999 .....................      3

                   Notes to Condensed Consolidated Financial Statements....................      4

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.................................................      7

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............     14


PART II   Other Information

          Item 4.  Matters Submitted to a Vote of Security Holders ........................     15

          Item 6.  Exhibits and Reports on Form 8-K........................................     16

          Signatures ......................................................................     18

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                      SPHERION CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    JUNE 30, 2000      JUNE 25, 1999     JUNE 30, 2000      JUNE 25, 1999
                                                    -------------      -------------     -------------      -------------
Revenues..........................................    $   947,022       $    607,075       $ 1,905,284        $ 1,173,106
Cost of services..................................        623,767            389,430         1,267,633            750,591
                                                   -----------------  ----------------  -----------------  -----------------
Gross profit......................................        323,255            217,645           637,651            422,515
                                                   -----------------  ----------------  -----------------  -----------------
Selling, general and administrative expenses......        234,278            157,331           464,807            309,433
Licensee commissions..............................         18,107             13,515            36,976             25,229
Amortization of intangibles.......................         10,638              6,876            21,204             13,750
Interest expense..................................         13,062              6,896            25,530             13,486
Interest income...................................           (596)              (628)           (1,229)            (1,402)
                                                   -----------------  ----------------  -----------------  -----------------
                                                          275,489            183,990           547,288            360,496
                                                   -------------------------------------------------------------------------
     Earnings before income taxes.................         47,766             33,655            90,363             62,019
Income taxes......................................         20,062             14,816            37,951             27,296
                                                   -----------------  ----------------  -----------------  -----------------
Net earnings......................................    $    27,704       $     18,839       $    52,412        $    34,723
                                                   =================  ================  =================  =================

Earnings per share:
     Basic........................................    $      0.43       $       0.42       $      0.82        $      0.75
     Diluted......................................    $      0.42       $       0.40       $      0.79        $      0.73

Weighted average shares outstanding:
     Basic........................................         64,304             44,831            64,263             46,108
     Diluted......................................         70,164             50,636            70,468             51,977



            See notes to Condensed Consolidated Financial Statements.

                      SPHERION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                             (UNAUDITED)
                                                                                            JUNE 30, 2000      DECEMBER 31, 1999
                                                                                            -------------      -----------------
                                            ASSETS
Current Assets:
  Cash and cash equivalents......................................................         $         41,215    $         37,539
  Receivables, less allowance for doubtful accounts of $20,619 and $16,956.......                  596,653             560,713
  Deferred tax asset.............................................................                   46,878              45,686
  Other current assets...........................................................                   59,791              64,452
                                                                                          ------------------  ------------------
     Total current assets........................................................                  744,537             708,390
Goodwill, net....................................................................                1,312,149           1,270,562
Tradenames and other intangibles, net............................................                  185,447             200,909
Property and equipment, net......................................................                  136,459             135,976
Other assets.....................................................................                  135,658             123,064
                                                                                          ------------------  ------------------
                                                                                          $      2,514,250    $      2,438,901
                                                                                          ==================  ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt..............................................         $        274,186    $        216,108
  Accounts payable and other accrued expenses....................................                  190,375             223,409
  Accrued salaries, wages and payroll taxes......................................                  198,565             184,611
  Other current liabilities......................................................                   68,724              33,774
                                                                                          ------------------  ------------------
     Total current liabilities...................................................                  731,850             657,902
Long-term debt ..................................................................                  485,024             513,611
Other long-term liabilities......................................................                  108,840             108,128
                                                                                          ------------------  ------------------
     Total liabilities...........................................................                1,325,714           1,279,641
                                                                                          ------------------  ------------------
Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares;
     none issued or outstanding..................................................                        -                   -
  Common stock, par value $.01 per share; authorized 200,000,000 shares;
     issued 65,341,345 and 65,341,425 shares, respectively.......................                      653                 653
  Treasury stock, at cost, 1,580,932 and 1,751,143 shares, respectively .........                  (27,400)            (31,628)
  Additional paid-in capital.....................................................                  868,802             868,572
  Retained earnings..............................................................                  385,510             333,098
  Accumulated other comprehensive loss...........................................                  (39,029)            (11,435)
                                                                                          ------------------  ------------------
     Total stockholders' equity..................................................                1,188,536           1,159,260
                                                                                          ------------------  ------------------
                                                                                          $      2,514,250    $      2,438,901
                                                                                          ==================  ==================

            See notes to Condensed Consolidated Financial Statements.

                      SPHERION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                                             SIX MONTHS ENDED
                                                                                     JUNE 30, 2000       JUNE 25, 1999
                                                                                     -------------       -------------
Cash Flows from Operating Activities:
  Net earnings...................................................................   $       52,412     $      34,723
  Adjustments to reconcile net earnings to net cash from operating activities:
     Depreciation and amortization...............................................           39,783            26,417
     Other non-cash charges......................................................            4,686             1,687
     Changes in assets and liabilities, net of effects of acquisitions:
       Receivables...............................................................          (39,133)          (51,499)
       Other assets..............................................................            9,405             1,078
       Accounts payable and accrued liabilities..................................           14,990            19,360
                                                                                    -----------------  ----------------
         Net Cash Provided by Operating Activities...............................           82,143            31,766
                                                                                    -----------------  ----------------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired.............................................          (76,523)         (150,723)
  Capital expenditures...........................................................          (24,342)          (21,884)
  Investments in equity securities...............................................          (26,765)                -
  Other..........................................................................            5,988               631
                                                                                    -----------------  ----------------
         Net Cash Used in Investing Activities...................................         (121,642)         (171,976)
                                                                                    -----------------  ----------------
Cash Flows from Financing Activities:
  Debt proceeds..................................................................           64,467            71,344
  Debt repayments................................................................          (14,343)                -
  Purchase of treasury stock.....................................................           (5,855)          (51,664)
  Proceeds from exercise of employee stock options and stock purchase
     plan........................................................................            7,343             2,953
  Other, net.....................................................................           (8,437)           (3,137)
                                                                                    -----------------  ----------------

         Net Cash Provided by Financing Activities...............................           43,175            19,496
                                                                                    -----------------  ----------------

  Increase/(decrease) in cash and cash equivalents...............................            3,676          (120,714)
  Cash and cash equivalents, beginning of period.................................           37,539           153,314
                                                                                    -----------------  ----------------

  Cash and cash equivalents, end of period.......................................   $       41,215      $     32,600
                                                                                    =================  ================

            See notes to Condensed Consolidated Financial Statements.

                      SPHERION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The condensed consolidated financial statements of Spherion Corporation and subsidiaries ("Spherion"), formerly Interim Services Inc., included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Interim's financial statements and notes thereto for each of the fiscal years in the three year period ended December 31, 1999 included in Interim's Annual Report on Form 10-K.

         The condensed consolidated financial statements for the three and six months ended June 30, 2000 and June 25, 1999 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for such periods. Results for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 29, 2000. Certain 1999 amounts have been reclassified to conform to current year presentation.

2.       Name Change

         As disclosed in the Form 8-K filed with the Securities and Exchange Commission on July 7, 2000, Interim Services Inc. changed its name to Spherion Corporation. This change was made to better reflect the nature of the total company, which has shifted from a traditional staffing company to one that provides global consulting and human capital management services. Spherion's new ticker symbol on the New York Stock Exchange is "SFN."

3.       Comprehensive Income

         Comprehensive income, which totaled $8.1 million and $12.4 million for the three months ended June 30, 2000 and June 25, 1999, respectively, is comprised of net earnings of $27.7 million and $18.8 million, respectively, foreign currency translation adjustments of ($15.6 million) and ($6.4 million), respectively, and a net unrealized loss on equity securities of ($4.0 million).

         Comprehensive income, which totaled $24.8 million and $14.8 million for the six months ended June 30, 2000 and June 25, 1999, respectively, is comprised of net earnings of $52.4 million and $34.7 million, respectively, foreign currency translation adjustments of ($23.6 million) and ($19.9 million), respectively, and a net unrealized loss on equity securities of ($4.0 million).

4.       Earnings Per Share

         Basic earnings per share is computed by dividing Spherion's earnings by the weighted average number of shares outstanding during the period.

         Diluted earnings per share is computed by dividing Spherion's earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

         The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net earnings.

                                                                              THREE MONTHS ENDED
                                                          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                          -----------------------------------------------------------
                                                  JUNE 30, 2000                                JUNE 25, 1999
                                      -----------------------------------------  --------------------------------------------
                                          NET                       PER-SHARE          NET                         PER-SHARE
                                        EARNINGS        SHARES        AMOUNT         EARNINGS         SHARES         AMOUNT
                                      --------------  -----------  ------------  -----------------  -----------  ------------
Basic EPS............................  $   27,704        64,304     $    0.43    $      18,839         44,831     $     0.42
                                                                   ============                                  =============
Effect of dilutive securities:
  Stock options and other
       dilutive securities ..........           -           312                             -             257
  Convertible subordinated notes.....       1,512         5,548                          1,517          5,548
                                      --------------  -----------                -----------------  -----------
Diluted EPS..........................  $   29,216        70,164     $    0.42    $      20,356         50,636     $     0.40
                                      ==============  ===========  ============  =================  ===========  =============

                                                                           SIX MONTHS ENDED
                                                      (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                      -----------------------------------------------------------
                                                    JUNE 30, 2000                               JUNE 25, 1999
                                      -----------------------------------------  --------------------------------------------
                                          NET                      PER-SHARE          NET                        PER-SHARE
                                        EARNINGS      SHARES        AMOUNT         EARNINGS         SHARES       AMOUNT
                                      ------------   -----------  -------------  ----------------  -----------  -------------

Basic EPS............................  $   52,412       64,263     $    0.82     $      34,723        46,108    $        0.75
                                                                  =============                                 =============

Effect of dilutive securities:
  Stock options and other
       dilutive securities...........           -          657                               -           321
  Convertible subordinated notes.....       3,024        5,548                           3,037         5,548
                                      -------------  -----------                 ----------------  -----------

Diluted EPS..........................  $   55,436       70,468     $    0.79     $      37,760        51,977    $       0.73
                                      =============  ===========  =============  ================  ===========  =============

5.       Segment Information

         Effective in the first quarter of 2000, Spherion changed its basis of segmentation from a geographic approach to the following: Information Technology, Professional Services and Commercial Staffing. Management believes that the new reportable segments better reflect the management and fiscal responsibilities within Spherion subsequent to the Norrell acquisition and integration of its operations. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as income before unallocated central costs, net interest expense and income taxes. All material intercompany revenues and expenses have been eliminated. All previous year amounts have been restated for comparative purposes.

         Information on operating segments and a reconciliation to earnings before income taxes for the three and six months ended June 30, 2000 and June 25, 1999 are as follows (in thousands):

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                        --------------------------------     ---------------------------------
                                        JUNE 30, 2000      JUNE 25, 1999     JUNE 30, 2000       JUNE 25, 1999
                                        -------------      -------------     -------------       -------------
REVENUES:
  Information Technology............. $       194,207     $       173,026   $       393,475     $       337,480
  Professional Services..............         327,501             185,073           651,419             361,483
  Commercial Staffing................         425,314             248,976           860,390             474,143
                                      ------------------  ----------------  -----------------   ----------------
                                      $       947,022     $       607,075   $     1,905,284     $     1,173,106
                                      ==================  ================  =================   ================
GROSS PROFIT:

  Information Technology............. $        64,246     $        62,778   $       128,084     $       118,388
  Professional Services..............         166,591             103,308           325,562             203,567
  Commercial Staffing................          92,418              51,559           184,005             100,560
                                      ------------------  ----------------  -----------------   ----------------
                                      $       323,255     $       217,645   $       637,651     $       422,515
                                      ==================  ================  =================   ================
SEGMENT OPERATING MARGIN:

  Information Technology............. $        11,320     $        18,043   $        20,892     $        31,469
  Professional Services..............          40,995              22,318            78,855              43,844
  Commercial Staffing................          20,142               7,415            37,933              14,643
                                      ------------------  ----------------  -----------------   ----------------
                                               72,457              47,776           137,680              89,956

  Unallocated central costs..........         (12,225)             (7,853)          (23,016)            (15,853)
  Interest expense, net..............         (12,466)             (6,268)          (24,301)            (12,084)
                                      ------------------  ----------------  -----------------   ----------------
  Earnings before income taxes....... $        47,766     $        33,655   $        90,363     $        62,019
                                      ==================  ================  =================   ================

6.       Acquisitions

         During the six months ended June 30, 2000, Spherion repurchased several licensed offices, which do not impact Spherion's reported revenues, as sales by the licensed offices are included in Spherion's revenues, and completed several other acquisitions for total cash consideration of approximately $36.5 million. Additionally, Spherion made earnout payments of $40.0 million in cash on previous acquisitions.

7.       Restructuring

         During 1999, Spherion incurred approximately $12.8 million of restructuring costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion, as a result of the Norrell acquisition, will be eliminated. During the second quarter of 2000, remaining accruals of approximately $3.0 million were identified that were not needed primarily the result of the buyout of existing lease obligations at better than expected rates and this $3.0 million was reversed to income. Spherion then undertook additional restructuring actions in the amount of $3.2 million related to the Norrell acquisition. These additional actions included 71 positions which were eliminated due to the integration of former Norrell operations into Spherion's existing operations, with most of these positions concentrated in administrative personnel within the Information Technology segment. An additional 14 offices were selected for closure due to continued rationalization of office space where overlapping territories were identified.

         An analysis of the restructuring accrual is as follows (dollar amounts in thousands):

                                          Utilized
                             Original      Through     Accrual at                       New           Utilized       Accrual at
                               Plan       March 31,     March 31,   Reversal of    Restructuring     During the       June 30,
                              Charge        2000          2000      Over Accrual      Actions          Quarter          2000
         ------------------ ----------- -------------- ------------ ------------- ---------------- ---------------- -------------
         Facility closures     $ 6,992       ($1,671)       $5,321      ($2,007)           $  845           ($874)        $3,285
         Severance               3,650        (1,851)        1,799         (978)            2,399            (515)         2,705
         Asset
         Write-offs              2,108        (2,108)            -             -                -                -             -
         ------------------ ----------- -------------- ------------ ------------- ---------------- ---------------- -------------
         Total Charge          $12,750       ($5,630)       $7,120      ($2,985)           $3,244         ($1,389)        $5,990
         ================== =========== ============== ============ ============= ================ ================ =============
         Number of offices          43           (21)           22             -               14             (24)            12
         ------------------ ----------- -------------- ------------ ------------- ---------------- ---------------- -------------
         Number of
         personnel                 160           (67)           93          (74)               71             (23)            67
         ------------------ ----------- -------------- ------------ ------------- ---------------- ---------------- -------------

         The remaining accruals, which are included in accounts payable and accrued expenses, relate to lease buyout assumptions that will be paid out through 2004 unless early terminations can be negotiated and severance costs which will be paid out during 2000.

8.       New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was amended by SFAS No. 137 to be effective for fiscal years beginning after June 15, 2000. Spherion has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION

         Spherion is a leader in the area of human capital management operating in 12 countries around the world. As previously mentioned, Spherion changed its basis of segmentation during the first quarter of 2000 from a geographic approach to the following: Information Technology, Professional Services and Commercial Staffing. Management believes that the new reportable segments better reflect the management and fiscal responsibilities within Spherion subsequent to the Norrell acquisition and integration of its operations. In its operating segments, Spherion provides five services: (1) consulting-including outplacement, executive coaching and information technology consulting; (2) managed staffing-such as temporary and permanent workforce management, which includes On-Premise and vendor management; (3) outsourcing-includes functional management and staffing of various administrative functions, including full service call center management; (4) search/recruitment-such as contingency recruiting and executive retained search; and (5) flexible staffing-temporary personnel from administrative to executive.

RESULTS OF OPERATIONS

                                                                   THREE MONTHS ENDED
                                           --------------------------------------------------------------------
                                                    JUNE 30, 2000                      JUNE 25, 1999
                                           ---------------------------------  ---------------------------------
                                                                  % OF                               % OF
                                                                  TOTAL                             TOTAL
                                                              --------------                    ---------------
REVENUES:
  Information Technology.................        $  194,207           20.5%        $  173,026            28.5%
  Professional Services..................           327,501           34.6%           185,073            30.5%
  Commercial Staffing....................           425,314           44.9%           248,976            41.0%
                                           -----------------  --------------  ----------------  ---------------
                                                 $  947,022          100.0%        $  607,075           100.0%
                                           =================  ==============  ================  ===============

                                                                  % OF                               % OF
                                                                REVENUES                           REVENUES
                                                              --------------                    ---------------
GROSS PROFIT:
  Information Technology.................        $   64,246           33.1%        $   62,778            36.3%
  Professional Services..................           166,591           50.9%           103,308            55.8%
  Commercial Staffing....................            92,418           21.7%            51,559            20.7%
                                           -----------------  --------------  ----------------  ---------------
                                                 $  323,255           34.1%        $  217,645            35.9%
                                           =================  ==============  ================  ===============

SEGMENT OPERATING MARGIN:
  Information Technology..................       $   11,320            5.8%        $   18,043            10.4%
  Professional Services...................           40,995           12.5%            22,318            12.1%
  Commercial Staffing.....................           20,142            4.7%             7,415             3.0%
                                           -----------------  --------------  ----------------  ---------------
                                                     72,457            7.7%            47,776             7.9%
                                                              ==============                    ===============

  Unallocated central costs...............         (12,225)                           (7,853)
  Interest expense, net...................         (12,466)                           (6,268)
                                           -----------------                  ----------------
  Earnings before income taxes............       $  47,766                         $  33,655
                                           =================                  ================

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 25, 1999

         INFORMATION TECHNOLOGY. Revenues increased 12.2% to $194.2 million from $173.0 million in the prior year due primarily to the Norrell acquisition partially offset by industry-related decreases in customer demand. On a pro forma basis (including Norrell as if it were acquired at the beginning of 1999), revenues were down 15.0% from $228.6 million in the prior year. Information Technology revenues declined from 1999 pro forma levels as many customers ended large ERP and Y2K-related projects and recent projects, such as E-commerce, have been smaller in size and shorter in duration. While revenues from newer contracts have been lower than those in previous periods, demand for E-commerce projects is very strong. However, Spherion has had difficulty in recruiting enough qualified E-commerce consultants to fully meet demand in this area. Consequently, Spherion made a strategic investment in Xceed Inc., an interactive architect and eBusiness solutions builder, to partner with on E-commerce related opportunities. Xceed utilizes a highly-skilled pool of more than 600 web-design consultants and professionals who specialize in the design, architecture and development of front-end E-commerce platforms, customer relationship management and sales automation systems.
         Revenues by service line for the quarter within the group were comprised of 65.1% consulting, 6.7% managed staffing, 1.4% outsourcing, 1.3% search/recruitment and 25.5% flexible staffing and were relatively unchanged compared with the prior year pro forma revenues.

         Gross profit increased 2.3% to $64.2 million from $62.8 million in the prior year and the overall gross profit percentage decreased to 33.1% from 36.3% as the lower margin Norrell business was added. On a pro forma basis, gross profit percentage for the quarter was lower than the 1999 level of 34.5% due to the slowdown in technology spending, discussed above, and lower utilization of consultants.

         Segment operating margin (earnings before unallocated central costs, interest and income taxes) decreased 37.3% to $11.3 million from $18.0 million in the prior year. The lower operating margin in the quarter was due primarily to the increase in gross profit of $1.5 million discussed above, offset by higher operating expenses of $7.6 million and higher amortization expense of $0.6 million, both of which are related to the Norrell acquisition. Operating costs as a percentage of revenues increased from 25.1% in 1999 to 26.3% for 2000, since Spherion's revenue did not grow as anticipated in the second quarter while much of the infrastructure was maintained and integration costs related to the Norrell acquisition continued to be incurred. Management is currently addressing the level of infrastructure costs for this business segment.

         PROFESSIONAL SERVICES. Revenues increased 77.0% to $327.5 million from $185.1 million in the prior year, with most of the increase due to the acquisition of Norrell's outsourcing business and strong organic growth in U.S. and European flexible staffing and search/recruitment. On a pro forma basis, revenues increased 18.8% from $275.6 million due primarily to growth in financial search/recruitment and flexible staffing in the U.S. and Europe. Revenues by service line within the group were comprised of 3.6% consulting, 23.7% outsourcing, 34.0% search/recruitment and 38.7% flexible staffing. As a percentage of total Professional Services revenues, search/recruitment revenues increased from a 1999 pro forma level of 28.0%, while flexible staffing decreased from 42.1%. The shift in mix was due primarily to a strong permanent placement market as unemployment levels remained low in most of Spherion's markets.

         Gross profit increased 61.3% to $166.6 million from $103.3 million in the prior year and the gross profit percentage decreased from 55.8% in the prior year to 50.9% due primarily to the addition of Norrell's outsourcing business. On a pro forma basis, gross profit percentage increased to 50.9% in the quarter from 45.6% in 1999 due to the increase in search/recruitment business, which yields higher gross profit percentages.

         Segment operating margin increased 83.7% to $41.0 million from $22.3 million in the prior year, due primarily to the Norrell acquisition. Gross profit increased $63.3 million and was partially offset by higher operating expenses of $43.7 million and higher amortization expenses of $0.9 million. As a percentage of revenues, operating expenses decreased from 41.5% for 1999 to 36.8% due primarily to the inclusion of the outsourcing business in the current year (which classifies most of its expenses in gross profit) and greater leveraging of operating expenses.

         COMMERCIAL STAFFING. Revenues increased 70.8% to $425.3 million from $249.0 million in the prior year due primarily to the Norrell acquisition. On a pro forma basis, revenues decreased 7.8% from $461.5 million in the prior year as Spherion concentrated on higher margin customers, shed some unprofitable or lower margin business and continued to address integration issues. Revenues by service line within the group were comprised of 34.8% managed staffing, 1.6% search/recruitment and 63.6% flexible staffing and did not vary significantly from the prior year pro forma amounts.

         Gross profit increased 79.2% to $92.4 million from $51.6 million in the prior year and the overall gross profit percentage increased to 21.7% from 20.7% in the prior year. On a pro forma basis, gross profit percentage increased to 21.7% from 20.5% in the prior year due to the concentration on improving margins with certain customers and a reduction in state unemployment taxes.

         Segment operating margin more than doubled to $20.1 million from $7.4 million in the prior year due primarily to the Norrell acquisition. Gross profit increased $40.9 million and was partially offset by higher operating expenses of $25.9 million and higher amortization of $2.3 million. Operating expenses as a percentage of revenue decreased from 17.2% for 1999 to 16.1% for the quarter as Spherion was able to leverage fixed costs by eliminating redundant personnel and offices. The segment operating margin increased from 3.0% of revenues in the prior year to 4.7%.

         UNALLOCATED CENTRAL COSTS. Unallocated central costs increased 55.7% to $12.2 million from $7.9 million in the prior year, due to the Norrell acquisition and related integration costs. These costs as a percentage of consolidated revenues were about the same as the prior year percentage of 1.3%, as Spherion has been unable to fully leverage its cost structure due to the delay in the integration of back office systems and negative sequential quarterly revenue growth.

         INTEREST EXPENSE, NET. Gross interest expense increased 89.4% to $13.1 million from $6.9 million last year. This increase resulted from higher debt levels, primarily due to acquisition activity (primarily Norrell, licensed office buybacks and earnout payments) and additional borrowings to fund strategic investments, and higher overall average interest rates. Spherion had average borrowings outstanding during the second quarter of 2000 of $777.4 million at an average rate of interest, including the effects of interest rate swaps, of 6.7% compared with $507.0 million outstanding during the second quarter of 1999 at an average rate of interest of 5.4%. Interest income was relatively unchanged at $0.6 million.

         INCOME TAXES. The effective income tax rate for the second quarter of 2000 was 42.0% compared with 44.0% in 1999. The decrease in the effective tax rate resulted from an increase in earnings, higher levels of Work Opportunity tax credits and lower state income taxes.

         NET EARNINGS. Net earnings increased 47.1% to $27.7 million ($0.42 per diluted share) from $18.8 million ($0.40 per diluted share) in the prior year period. This represents a 5.0% increase in per share net earnings. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased to 70.2 million from 50.6 million in the prior year, due primarily to the issuance of
         20.8 million shares in July 1999 related to the Norrell acquisition partially offset by stock repurchases.

RESULTS OF OPERATIONS

                                                                  SIX MONTHS ENDED
                                       ------------------------------------------------------------------------
                                                 JUNE 30, 2000                        JUNE 25, 1999
                                       -----------------------------------  -----------------------------------
                                                                % OF                                 % OF
                                                               TOTAL                                TOTAL
                                                           ---------------                      ---------------
REVENUES:
  Information Technology..............      $    393,475            20.7%         $   337,480            28.8%
  Professional Services...............           651,419            34.2%             361,483            30.8%
  Commercial Staffing.................           860,390            45.1%             474,143            40.4%
                                       ------------------  ---------------  ------------------  ---------------
                                            $  1,905,284           100.0%         $ 1,173,106           100.0%
                                       ==================  ===============  ==================  ===============

                                                                % OF                                 % OF
                                                              REVENUES                             REVENUES
                                                           ---------------                      ---------------
GROSS PROFIT:
  Information Technology..............      $    128,084            32.6%         $   118,388            35.1%
  Professional Services...............           325,562            50.0%             203,567            56.3%
  Commercial Staffing.................           184,005            21.4%             100,560            21.2%
                                       ------------------  ---------------  ------------------  ---------------
                                            $    637,651            33.5%         $   422,515            36.0%
                                       ==================  ===============  ==================  ===============

SEGMENT OPERATING MARGIN:
  Information Technology..............      $     20,892             5.3%         $    31,469             9.3%
  Professional Services...............            78,855            12.1%              43,844            12.1%
  Commercial Staffing.................            37,933             4.4%              14,643             3.1%
                                       ------------------  ---------------  ------------------  ---------------
                                                 137,680             7.2%              89,956             7.7%
                                                           ===============                      ===============

  Unallocated central costs...........           (23,016)                             (15,853)
  Interest expense, net...............           (24,301)                             (12,084)
                                       ------------------                   ------------------
  Earnings before income taxes........      $     90,363                           $   62,019
                                       ==================                   ==================

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 25, 1999

         INFORMATION TECHNOLOGY. Revenues increased 16.6% to $393.5 million from $337.5 million in the prior year due primarily to the Norrell acquisition partially offset by industry related decreases in customer demand. On a pro forma basis (including Norrell as if it were acquired at the beginning of 1999), revenues were down 11.8% from $446.0 million in the prior year. Information Technology revenues declined from 1999 pro forma levels as many customers ended large ERP and Y2K-related projects and recent projects, such as E-commerce, have been smaller in size and shorter in duration. While revenues from newer contracts have been lower than those in previous periods, demand for E-commerce projects is very strong. However, Spherion has had difficulty in recruiting enough qualified E-commerce consultants to fully meet demand in this area. Consequently, Spherion made a strategic investment in Xceed Inc. Revenues by service line for 2000 within the group were comprised of 66.0% consulting, 6.2% managed staffing, 1.5% outsourcing, 1.2% search/recruitment and 25.1% flexible staffing and were relatively unchanged compared with the prior year pro forma revenues.

         Gross profit increased 8.2% to $128.1 million from $118.4 million in the prior year and the overall gross profit percentage decreased to 32.6% from 35.1% as the lower margin Norrell business was added. On a pro forma basis, gross profit percentage for 2000 was lower than the 1999 level of 33.6% due to the slowdown in technology spending, discussed above, and lower utilization of consultants.

         Segment operating margin decreased 33.6% to $20.9 million from $31.5 million in the prior year. The lower margin in 2000 was due primarily to the increase in gross profit of $9.7 million discussed above, offset by higher operating expenses of $19.0 million and higher amortization expense of $1.3 million (Norrell acquisition related). Higher operating expenses were largely due to the addition of Norrell. Operating costs as a percentage of revenues increased from 25.0% in 1999 to 26.2% for 2000 since Spherion's revenue did not grow as anticipated while much of the infrastructure was maintained and integration costs related to the Norrell acquisition continued to be incurred. Management is currently addressing the level of infrastructure costs for this business segment.

         PROFESSIONAL SERVICES. Revenues increased 80.2% to $651.4 million from $361.5 million in the prior year, with most of the increase due to the acquisition of Norrell's outsourcing business and strong organic growth in U.S. and European flexible staffing and search/recruitment. On a pro forma basis, revenues increased 19.6% from $544.5 million due primarily to growth in financial search/recruitment and flexible staffing in the U.S. and Europe. Revenues by service line within the group were comprised of 4.0% consulting, 23.7% outsourcing, 32.8% search/recruitment and 39.5% flexible staffing. As a percentage of total Professional Services revenues, search/recruitment revenues increased from a 1999 pro forma level of 27.6%, while flexible staffing decreased from a 1999 pro forma level of 41.7%. The shift in mix was due primarily to a strong permanent placement market as unemployment levels were low.

         Gross profit increased 59.9% to $325.6 million from $203.6 million in the prior year and the gross profit percentage decreased from 56.3% in the prior year to 50.0% due primarily to the addition of Norrell's outsourcing business. On a pro forma basis, gross profit percentage increased to 50.0% in 2000 from 45.7% in 1999 due to the increase in the proportion of search/recruitment revenues to total revenue.

         Segment operating margin increased 79.9% to $78.9 million from $43.8 million in the prior year due to the increase in gross profit of $122.0 million, partially offset by higher operating expenses of $85.0 million and higher amortization expenses of $1.9 million (Norrell acquisition related). As a percentage of revenues, operating expenses decreased from 41.8% for 1999 to 36.3% due primarily to the inclusion of the outsourcing business in the current year (which classifies most of its expenses in gross profit) and greater leveraging of operating expenses.

         COMMERCIAL STAFFING. Revenues increased 81.5% to $860.4 million from $474.1 million in the prior year due primarily to the Norrell acquisition. On a pro forma basis, revenues decreased 3.8% from $894.2 million, as Spherion concentrated on higher margin customers and shed some unprofitable and lower margin business in the first half of 2000. Revenues by service line within the group were comprised of 35.1% managed staffing, 1.5% search/recruitment and 63.4% flexible staffing and did not vary significantly from the prior year pro forma amounts.

         Gross profit increased 83.0% to $184.0 million from $100.6 million in the prior year and the overall gross profit percentage increased slightly to 21.4% from 21.2% in the prior year. On a pro forma basis, gross profit percentage increased to 21.4% from 20.7% in the prior year due to the concentration on improving margins with certain customers and a reduction in state unemployment taxes.

         Segment operating margin increased nearly 160% to $37.9 million from $14.6 million in the prior year. The increase in segment operating margin was due to the increase in gross profit of $83.4 million, partially offset by higher operating expenses of $55.9 million and higher amortization of $4.2 million (primarily Norrell acquisition related). Operating expenses as a percentage of revenue decreased from 17.6% for 1999 to 16.2% for 2000 as Spherion was able to leverage fixed costs by eliminating redundant personnel and offices. The segment operating margin increased from 3.1% of revenues in the prior year to 4.4%.

         UNALLOCATED CENTRAL COSTS. Unallocated central costs increased 45.2% to $23.0 million from $15.9 million in the prior year, due primarily to the Norrell acquisition and related integration costs. These costs decreased to 1.2% of consolidated revenues from 1.4% in the prior year due to greater leveraging of resources in the first quarter of 2000 which partially offset increased costs due to the delay in conversion of back office systems.

         INTEREST EXPENSE, NET. Gross interest expense increased 89.3% to $25.5 million from $13.5 million last year. This increase resulted from higher debt levels, due primarily to the Norrell acquisition, and higher overall average interest rates. Spherion had average borrowings outstanding during the first six months of 2000 of $760.7 million at an average rate of interest, including the effects of interest rate swaps, of 6.7% compared with $481.0 million outstanding during the first six months of 1999 at an average rate of interest of 5.6%. Interest income was slightly lower at $1.2 million.

         INCOME TAXES. The effective income tax rate for the first six months of 2000 was 42.0% compared with 44.0% in 1999. The decrease in the effective tax rate resulted from an increase in earnings, higher levels of Work Opportunity tax credits and lower state income taxes.

         NET EARNINGS. Net earnings increased 50.9% to $52.4 million ($0.79 per diluted share) from $34.7 million ($0.73 per diluted share) in the prior year period. This represents a 8.2% increase in per share net earnings. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased to 70.5 million from 52.0 million in the prior year, due primarily to the issuance of
         20.8 million shares in July 1999 related to the Norrell acquisition, offset by stock repurchases.

         RESTRUCTURING

         During 1999, Spherion incurred approximately $12.8 million of restructuring costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion, as a result of the Norrell acquisition, will be eliminated. During the second quarter of 2000, remaining accruals of approximately $3.0 million were identified that were not needed primarily the result of the buyout of existing lease obligations at better than expected rates and this $3.0 million was reversed to income. Spherion then undertook additional restructuring actions in the amount of $3.2 million related to the Norrell acquisition. These additional actions included 71 positions which were eliminated due to the integration of former Norrell operations into Spherion's existing operations, with most of these positions concentrated in administrative personnel within the Information Technology segment. An additional 14 offices were selected for closure due to continued rationalization of office space where overlapping territories were identified.

         An analysis of the restructuring accrual is as follows (dollar amounts in thousands):

                                          Utilized
                             Original      Through     Accrual at                       New           Utilized       Accrual at
                               Plan       March 31,     March 31,   Reversal of    Restructuring     During the       June 30,
                              Charge        2000          2000      Over Accrual      Actions          Quarter          2000
         ------------------ ----------- -------------- ------------ ------------- ---------------- ---------------- -------------
         Facility closures     $ 6,992       ($1,671)       $5,321      ($2,007)           $  845           ($874)        $3,285
         Severance               3,650        (1,851)        1,799         (978)            2,399            (515)         2,705
         Asset
         Write-offs              2,108        (2,108)            -             -                -                -             -
         ------------------ ----------- -------------- ------------ ------------- ---------------- ---------------- -------------
         Total Charge          $12,750       ($5,630)       $7,120      ($2,985)           $3,244         ($1,389)        $5,990
         ================== =========== ============== ============ ============= ================ ================ =============
         Number of offices          43           (21)           22             -               14             (24)            12
         ------------------ ----------- -------------- ------------ ------------- ---------------- ---------------- -------------
         Number of
         personnel                 160           (67)           93          (74)               71             (23)            67
         ------------------ ----------- -------------- ------------ ------------- ---------------- ---------------- -------------

         The remaining accruals, which are included in accounts payable and accrued expenses, relate to lease buyout assumptions that will be paid out through 2004 unless early terminations can be negotiated and severance costs which will be paid out during 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW

         Cash provided by operating activities for the six months ended June 30, 2000 was $82.1 million compared with $31.8 million in the prior year. Higher operating cash flows this period were due primarily to increased earnings, lower working capital needs and higher amortization, depreciation and other non-cash charges. Cash used by changes in working capital was $14.7 million this year compared with $31.1 million last year. Less cash used for working capital items resulted primarily from a lower absolute increase in receivables during the six months ended June 30, 2000 as compared with the same prior year period. The lower increase in receivables was due primarily to sequential quarterly revenue declines in 2000 versus revenue increases in 1999, partially offset by an increase in days sales outstanding in 2000. Working capital in the first six months of 2000 also benefited from a decrease in other assets resulting from the receipt of an $8.0 million federal income tax refund related to Norrell partially offset by a reduction in accounts payable and accrued liabilities.

         Investing activities used $121.6 million for the six months ended June 30, 2000 due primarily to the repurchase of licensee operations to reduce market overlap created by the Norrell merger, earnout payments associated with prior acquisitions and strategic investments in eBusiness alliance partners. Investing activities also included $24.3 million of capital expenditures, primarily for new computer hardware and software to continue to upgrade and expand Spherion's information technology capabilities. Investing activities for the six months ended June 25, 1999 included payments on the December 1998 acquisition of Computer Power and acquisitions in the areas of European and North American flexible staffing.

         Cash provided by financing activities was $43.2 million for the six months ended June 30, 2000 and primarily reflects increased net borrowings to fund acquisitions and strategic investments and higher proceeds from employee stock option and purchase plan activity. Financing activities for the comparable 1999 period included the repurchase of approximately 3.2 million shares of common stock in contemplation of the Norrell acquisition.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30, 2000, Spherion maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on Spherion's financial condition.

         Spherion's outstanding variable-rate debt at June 30, 2000 and June 25, 1999 was $552.2 million and $304.5 million, respectively. Interest rates on the Credit Facility and other short-term borrowings are based on LIBOR plus a variable margin. Interest rates on the Accounts Receivable Securitization borrowings and the Australian dollar term financing are based on commercial paper market rates and Australian bank bills plus a variable margin, respectively. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $5.5 million and $3.0 million in 2000 and 1999, respectively, on an annual basis not considering the offset of the interest rate swap discussed below.

         Spherion utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Spherion had a variable to variable interest rate swap agreement outstanding as of June 30, 2000 and June 25, 1999 with the notional amount of $113.6 million and $119.0 million, respectively, which effectively converts interest from a British Pound LIBOR basis to a broader index and caps Spherion's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The cost to terminate (i.e. fair value) the outstanding interest rate swap as of June 30, 2000 and June 25, 1999 was $2.0 million and $2.5 million, respectively.

         In May 1998, Spherion issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of Spherion's fixed rate convertible subordinated debt as of June 30, 2000 and June 25, 1999 was $160.0 million and $177.0 million, respectively, compared with the related carrying value of $207.0 million.

         Spherion enters into foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. Spherion attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. Spherion uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Spherion does not enter into forward contracts for trading purposes. At June 30, 2000 and June 25, 1999, Spherion had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $79.9 million and $118.0 million respectively. The fair value of the foreign currency forward contracts included in net income for the six months ended June 30, 2000 was a $6.7 million gain, which was offset by a $6.7 million loss on an intercompany transaction. The amount for the six months ended June 25, 1999 was not material.

         FORWARD-LOOKING STATEMENTS

         Part I, Items 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and 3 (Quantitative and Qualitative Disclosures about Market Risk) of this Quarterly Report on Form 10-Q may contain forward-looking statements, including statements regarding future prospects, industry trends, competitive conditions, litigation, and quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from Spherion's beliefs or expectations are the following: industry trends and trends in the general economy; competitive factors in the markets in which Spherion operates; changes in regulatory requirements which are applicable to Spherion's business; completion of the integration of Norrell's operations; and other factors referenced herein or from time to time in Spherion's reports to the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on May 23, 2000.
(b) The Annual Meeting involved the re-election of Class I directors William F. Evans and Cinda A. Hallman. The term of the following directors continued after the Annual Meeting: Raymond Marcy, Steven S. Elbaum, Jerome B. Grossman, J. Ian Morrison, Guy W. Millner and A. Michael Victory.
(c) At the Annual Meeting, stockholders voted on the following matters:

    (1) The election of directors William F. Evans and Cinda A. Hallman to continue in office as Class I directors for a three-year term expiring on the date of the Annual Meeting in the year 2003.

                               VOTES FOR:      VOTES WITHHELD:     ABSTENTIONS:
                               ----------      ---------------     ------------
        William F. Evans       54,689,810      1,357,998                187
        Cinda A. Hallman       54,689,810      1,357,998                187


    (2) A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 29, 2000.

                               VOTES FOR:        VOTES AGAINST:    ABSTENTIONS:
                               ----------      ---------------     ------------
                               55,825,078        209,944           12,973

    (3) A proposal to adopt the Interim Services Inc.'s 2000 Stock Incentive
        Plan.

        VOTES FOR:      VOTES AGAINST:    ABSTENTIONS:      BROKER NO VOTES:
        ----------      --------------    ------------      ----------------
        29,482,420      17,487,485        1,722,168         7,355,922

    (4) A proposal to adopt the Interim Services Inc.'s 2000 Employee Stock Purchase Plan.

        VOTES FOR:      VOTES AGAINST:    ABSTENTIONS:      BROKER  NO VOTES:
        ---------       -------------     -----------       -----------------
        45,073,352      1,901,495         1,717,226         7,355,922

    (5) A proposal submitted by a stockholder of the Company to declassify the Company's Board of Directors.

        VOTES FOR:      VOTES AGAINST:    ABSTENTIONS:      BROKER  NO VOTES:
        ----------      --------------    ------------      -----------------
        30,429,952      18,078,812        183,309           7,355,922

(d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number        Exhibit Name
-------       ------------
  3.1         Restated Certificate of Incorporation of Spherion Corporation, as
              last amended on July 7, 2000, filed as Exhibit 3.1 to the Company's Report on Form 8-K filed July 7, 2000, is incorporated herein by reference.

  4.6 Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of the Registrant, as last amended July 7, 2000, filed as Exhibit 4.6 hereto.

10.22 Interim Services Inc.'s 2000 Stock Incentive Plan, filed as Exhibit A to the Company's Proxy Statement dated April 10, 2000, is incorporated herein by reference.

10.39 Interim Services Inc.'s 2000 Employee Stock Purchase Plan, filed as Exhibit B to the Company's Proxy Statement dated April 10, 2000, is incorporated herein by reference.

10.40 Amendment No. 2 dated March 10, 2000, to the Credit and Security Agreement dated as of July 1, 1999, by and among Interim Services Receivables Corp., the Registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, NA (f/k/a The First National Bank of Chicago), filed as Exhibit 10.40 hereto.

10.41 Amendment No. 3 dated June 29, 2000, to the Credit and Security Agreement dated as of July 1, 1999, by and among Interim Services Receivables Corp., the Registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, NA (f/k/a The First National Bank of Chicago), filed as Exhibit 10.41 hereto.

   27         Financial Data Schedule.


(b) On July 7, 2000, Spherion filed a Report on Form 8-K pertaining to the name change of Interim Services Inc. to Spherion Corporation, which name change was accomplished by parent-subsidiary merger effective July 7, 2000. Also on July 7, 2000, Spherion Corporation began trading under the new ticker symbol "SFN" on the New York Stock Exchange.

(c) Exhibits filed with this form:

Exhibit
Number        Exhibit Name
-------       ------------

  4.6 Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of the Registrant, as last amended July 7, 2000.

10.40 Amendment No. 2 dated March 10, 2000, to the Credit and Security Agreement dated as of July 1, 1999, by and among Interim Services Receivables Corp., the Registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, NA (f/k/a The First National Bank of Chicago).

10.41 Amendment No. 3 dated June 29, 2000, to the Credit and Security Agreement dated as of

              July 1, 1999, by and among Interim Services Receivables Corp., the Registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, NA (f/k/a The First National Bank of Chicago).

   27         Financial Data Schedule.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SPHERION CORPORATION
                                                 (Registrant)




DATE - August 14, 2000                  BY       /S/ ROY G. KRAUSE
                                           ---------------------------
                                                 Roy G. Krause
                                            Executive Vice President
                                          and Chief Financial Officer
                                         (principal financial officer)




DATE - August 14, 2000                  BY       /S/ MARK W. SMITH
                                          -----------------------------
                                                 Mark W. Smith
                                             Vice President, Finance
                                         (principal accounting officer)