Form 10-Q
period 2000-09-29
SPHERION CORP
filed 2000-11-13
CIK 914536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2000

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

                                      NONE
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__



        Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on October 27, 2000 was 62,247,124.

                                TABLE OF CONTENTS



PART I     Financial Information

           Item 1.  Financial Statements                                                             Page
                                                                                                     ----

                    Condensed Consolidated Statements of Earnings
                       Three and Nine Months Ended September 29, 2000 and September 24, 1999.......     1

                    Condensed Consolidated Balance Sheets
                       September 29, 2000 and December 31, 1999....................................     2

                    Condensed Consolidated Statements of Cash Flows
                       Nine Months Ended September 29, 2000 and September 24, 1999.................     3

                    Notes to Condensed Consolidated Financial Statements...........................     4

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.......................................................     7

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................    14

PART II    Other Information

           Item 4.   Matters Submitted to a Vote of Security Holders...............................    15

           Item 6.   Exhibits and Reports on Form 8-K..............................................    15

           Signatures..............................................................................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                      SPHERION CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER      SEPTEMBER       SEPTEMBER      SEPTEMBER
                                             29, 2000       24, 1999        29, 2000       24, 1999
                                             --------       --------        --------       --------

Revenues................................. $    936,744   $    956,419     $ 2,842,028    $ 2,129,525
Cost of services.........................      627,207        656,220       1,894,840      1,406,811
                                          -------------- --------------  -------------  --------------
Gross profit.............................      309,537        300,199         947,188        722,714
                                          -------------- --------------  -------------  --------------
Selling, general and administrative
  expenses...............................      229,011        208,002         693,818        517,435
Licensee commissions.....................       17,882         22,614          54,858         47,843
Amortization of intangibles..............       10,891         10,240          32,095         23,990
Interest expense.........................       13,701         12,010          39,231         25,496
Interest income..........................         (636)          (572)         (1,865)        (1,974)
Year 2000 costs..........................            -          3,038               -          3,038
Restructuring and integration costs......            -         20,864               -         20,864
                                          -------------- --------------  -------------  --------------
                                               270,849        276,196         818,137        636,692
                                          -------------- --------------  -------------  --------------
     Earnings before income taxes........       38,688         24,003         129,051         86,022
Income taxes.............................       14,315         10,650          52,266         37,946
                                          -------------- --------------  -------------  --------------
Net earnings............................  $     24,373   $     13,353     $    76,785    $    48,076
                                          ============== ==============  =============  ==============

Earnings per share:
     Basic............................... $       0.38   $       0.21     $      1.20    $      0.93
     Diluted............................. $       0.37   $       0.21     $      1.16    $      0.91

Weighted average shares outstanding:
     Basic...............................       63,627         63,343          64,051         51,901
     Diluted.............................       69,393         69,409          70,110         57,788

            See notes to Condensed Consolidated Financial Statements.

                      SPHERION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                    (UNAUDITED)
                                                                                    SEPTEMBER 29,    DECEMBER 31,
                                                                                         2000            1999
                                                                                         ----            ----
                                    ASSETS
Current Assets:
  Cash and cash equivalents.................................................        $      43,693   $      37,539
  Receivables, less allowance for doubtful accounts of $21,290 and $16,956..              626,129         560,713
  Deferred tax asset........................................................               51,748          45,686
  Other current assets......................................................               52,426          64,452
                                                                                    --------------- ----------------
     Total current assets...................................................              773,996         708,390
Goodwill, net...............................................................            1,322,808       1,270,562
Tradenames and other intangibles, net.......................................              179,518         200,909
Property and equipment, net.................................................              139,410         135,976
Other assets................................................................              118,528         123,064
                                                                                    --------------- ----------------
                                                                                    $   2,534,260   $   2,438,901
                                                                                    =============== ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................................        $     308,848   $     216,108
  Accounts payable and other accrued expenses...............................              173,542         223,409
  Accrued salaries, wages and payroll taxes.................................              237,096         184,611
  Other current liabilities.................................................               62,355          33,774
                                                                                    --------------- ----------------
    Total current liabilities...............................................              781,841         657,902
Long-term debt .............................................................              470,012         513,611
Other long-term liabilities.................................................              108,489         108,128
                                                                                    --------------- ----------------
    Total liabilities.......................................................            1,360,342       1,279,641
                                                                                    --------------- ----------------

Stockholders' Equity:
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares;
    none issued or outstanding..............................................                     -               -
  Common stock, par value $.01 per share; authorized 200,000,000 shares;
    issued  65,341,425 shares...............................................                  653             653
  Treasury stock, at cost, 3,184,406 and 1,751,143 shares, respectively ....              (46,889)        (31,628)
  Additional paid-in capital................................................              868,472         868,572
  Retained earnings.........................................................              409,883         333,098
  Accumulated other comprehensive loss......................................              (58,201)        (11,435)
                                                                                    --------------- ----------------
    Total stockholders' equity..............................................            1,173,918       1,159,260
                                                                                    --------------- ----------------
                                                                                    $   2,534,260   $   2,438,901
                                                                                    =============== ================

            See notes to Condensed Consolidated Financial Statements.

                      SPHERION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, AMOUNTS IN THOUSANDS)




                                                                                        NINE MONTHS ENDED
                                                                                     SEPTEMBER     SEPTEMBER
                                                                                      29, 2000      24, 1999
                                                                                      --------      --------
Cash Flows from Operating Activities:
  Net earnings ...............................................................     $  76,785      $  48,076

  Adjustments to reconcile net earnings to net cash from operating activities:
    Depreciation and amortization ............................................        60,046         45,761
    Restructuring charge .....................................................          --           12,650
    Other non-cash charges ...................................................         5,931          4,061
    Changes in assets and liabilities, net of effects of acquisitions:
      Receivables ............................................................       (77,643)       (87,146)
      Other assets ...........................................................        21,834         (4,908)
      Accounts payable and accrued liabilities ...............................        25,707         11,538
                                                                                   ---------      ---------
       Net Cash Provided by Operating Activities .............................       112,660         30,032
                                                                                   ---------      ---------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired .........................................       (98,162)      (260,294)
  Capital expenditures .......................................................       (39,540)       (35,988)
  Investments in equity securities ...........................................       (26,765)          --
  Other ......................................................................        13,035          2,928
                                                                                   ---------      ---------
       Net Cash Used in Investing Activities .................................      (151,432)      (293,354)
                                                                                   ---------      ---------
Cash Flows from Financing Activities:
  Debt proceeds ..............................................................        92,942        378,319
  Debt repayments ............................................................       (18,672)      (127,891)
  Purchase of treasury stock .................................................       (28,319)       (89,368)
  Proceeds from exercise of employee stock options and stock purchase plan ...         8,890          6,411
  Other, net .................................................................        (9,915)        (8,861)
                                                                                   ---------      ---------
       Net Cash Provided by Financing Activities .............................        44,926        158,610
                                                                                   ---------      ---------
  Increase/(decrease) in cash and cash equivalents ...........................         6,154       (104,712)
  Cash and cash equivalents, beginning of period .............................        37,539        153,314
                                                                                   ---------      ---------
  Cash and cash equivalents, end of period ...................................     $  43,693      $  48,602
                                                                                   =========      =========

   Non-cash activities:
       Stock issuance in connection with the Norrell acquisition .............                    $ 431,283
                                                                                                  =========
       Reissuance of treasury stock in connection with the Norrell
       acquisition............................................................                    $  54,182
                                                                                                  =========


            See notes to Condensed Consolidated Financial Statements.

                      SPHERION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

        The condensed consolidated financial statements of Spherion Corporation and subsidiaries ("Spherion"), formerly Interim Services Inc. ("Interim"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Interim's financial statements and notes thereto for each of the fiscal years in the three-year period ended December 31, 1999 included in Interim's Annual Report on Form 10-K.

        The condensed consolidated financial statements for the three and nine months ended September 29, 2000 and September 24, 1999 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the financial position, results of operations and cash flows for such periods. Results for the three and nine months ended September 29, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 29, 2000. Certain 1999 amounts have been reclassified to conform to current year presentation.

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

3.      Comprehensive Income

        Comprehensive income, which totaled $5.2 million and $20.6 million for the three months ended September 29, 2000 and September 24, 1999, respectively, is comprised of net earnings of $24.4 million and $13.4 million, respectively, foreign currency translation adjustments of ($11.3) million and $7.2 million, respectively, and an unrealized loss, net of tax, on equity securities of ($7.9) million in 2000.

        Comprehensive income, which totaled $30.0 million and $35.4 million for the nine months ended September 29, 2000 and September 24, 1999, respectively, is comprised of net earnings of $76.8 million and $48.1 million, respectively, foreign currency translation adjustments of ($34.9) million and ($12.7) million, respectively, and an unrealized loss, net of tax, on equity securities of ($11.9) million in 2000.

4.      Earnings Per Share

        Basic earnings per share is computed by dividing Spherion's net earnings by the weighted average number of shares outstanding during the period.

        Diluted earnings per share is computed by dividing Spherion's net earnings plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

        The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for net earnings.


                                                               THREE MONTHS ENDED
                                          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     SEPTEMBER 29, 2000                   SEPTEMBER 24, 1999
                              ----------------------------------  ------------------------------------
                                    NET                 PER-SHARE       NET                   PER-SHARE
                                 EARNINGS     SHARES     AMOUNT       EARNINGS     SHARES      AMOUNT
                                -----------  --------- ----------  -------------  ---------  -----------

Basic EPS...................... $   24,373    63,627   $    0.38   $    13,353     63,343    $     0.21
                                                       ==========                             ===========

Effect of dilutive securities:
  Stock options and other
       dilutive securities ....          -       217                         -        517
  Convertible subordinated
        notes..................      1,511     5,549                     1,512      5,549
                                -----------  ---------             -------------  ---------
Diluted EPS.................... $   25,884    69,393   $    0.37   $    14,865     69,409    $     0.21
                                ===========  ========= ==========  =============  =========  ===========

                                                            NINE MONTHS ENDED
                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        SEPTEMBER 29, 2000                 SEPTEMBER 24, 1999
                                 ---------------------------------  ----------------------------------
                                   NET                  PER-SHARE       NET                  PER-SHARE
                                 EARNINGS    SHARES      AMOUNT       EARNINGS     SHARES      AMOUNT
                                ----------  ---------  ---------- -------------- ---------  -----------

Basic EPS...................... $   76,785    64,051   $    1.20   $    48,076     51,901    $     0.93
                                                       ==========                           ===========

Effect of dilutive securities:
  Stock options and other
       dilutive securities.....          -       510                         -        338
  Convertible subordinated
        notes..................      4,535     5,549                     4,549      5,549
                                ----------  ---------             -------------- ---------
Diluted EPS.................... $   81,320    70,110   $    1.16   $    52,625     57,788    $     0.91
                                ==========  =========  ========== ============== =========  ===========


5.      Segment Information

        Effective in the first quarter of 2000, Spherion changed its basis of segmentation from a geographic approach to the following: Information Technology, Professional Services and Commercial Staffing. Management believes that the new reportable segments better reflect the management and fiscal responsibilities within Spherion subsequent to the Norrell acquisition and integration of its operations. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as income before unallocated central costs, net interest expense, income taxes and special charges (Year 2000, restructuring and integration costs). All material intercompany revenues and expenses have been eliminated. All previous year amounts have been restated for comparative purposes.

        Information on operating segments and a reconciliation to earnings before income taxes for the three and nine months ended September 29, 2000 and September 24, 1999 are as follows (in thousands):


                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                -----------------------------  -----------------------------
                                 SEPTEMBER      SEPTEMBER       SEPTEMBER       SEPTEMBER
                                  29, 2000       24, 1999        29, 2000        24, 1999
                                  --------       --------        --------        --------
REVENUES:
  Information Technology....... $    186,542   $    222,531    $    580,017    $    560,011
  Professional Services........      329,678        281,792         981,097         643,275
  Commercial Staffing..........      420,524        452,096       1,280,914         926,239
                                -------------- --------------  --------------  -------------
                                $    936,744   $    956,419    $  2,842,028    $  2,129,525
                                ============== ==============  ==============  =============
GROSS PROFIT:
  Information Technology....... $     59,605   $     76,131    $    187,689    $    194,519
  Professional Services........      159,143        128,274         484,705         331,841
  Commercial Staffing..........       90,789         95,794         274,794         196,354
                                -------------- --------------  --------------  -------------
                                $    309,537   $    300,199    $    947,188    $    722,714
                                ============== ==============  ==============  =============
SEGMENT OPERATING MARGIN:
  Information Technology....... $      9,375   $     20,822    $     30,267    $     52,291
  Professional Services........       36,976         30,094         115,831          73,938
  Commercial Staffing..........       19,855         17,280          57,788          31,923
                                -------------- --------------  --------------  -------------
                                      66,206         68,196         203,886         158,152

  Unallocated central costs....      (14,453)        (8,853)        (37,469)        (24,706)
  Interest expense, net........      (13,065)       (11,438)        (37,366)        (23,522)
  Year 2000 costs..............            -         (3,038)              -          (3,038)
  Restructuring and integration
       costs...................            -        (20,864)              -         (20,864)
                                -------------- --------------  --------------  -------------
  Earnings before income taxes. $     38,688   $     24,003    $    129,051    $     86,022
                                ============== ==============  ==============  =============


6.      Acquisitions

        During the nine months ended September 29, 2000, Spherion repurchased several licensed offices, which do not impact Spherion's reported revenues, as sales by the licensed offices are included in Spherion's revenues, and completed several other acquisitions for total cash consideration of approximately $41.5 million. Additionally, Spherion made earnout payments of $56.7 million in cash on previous acquisitions.

7.      Restructuring

        During 1999, Spherion incurred approximately $12.8 million of restructuring costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion, as a result of the Norrell acquisition, would be eliminated. During the second quarter of 2000, remaining accruals of approximately $3.0 million were identified that were not needed, primarily the result of the buyout of existing lease obligations at better than expected rates and this $3.0 million was reversed to income. Spherion then undertook additional restructuring actions in the amount of $3.2 million related to the Norrell acquisition. These additional actions included 71 positions, which were eliminated due to the integration of former Norrell operations into Spherion's existing operations, with most of these positions being administrative personnel within the Information Technology segment. An additional 14 offices were selected for closure due to continued rationalization of office space where overlapping territories were identified.

        An analysis of the restructuring accrual is as follows (dollar amounts in thousands):

                                               Second Quarter 2000
                                               -------------------
                                  Utilized
                       Original   Through     Reversal  New            Accrual     Utilized    Accrual at
                         Plan     June 30,    of Over   Restructuring  at June    During the   September
                        Charge      2000      Accrual   Actions        30, 2000     Quarter     29, 2000
        -------------- --------- ------------ --------- -------------- ---------- ------------ -----------
        Facility
         closures       $ 6,992     ($2,545)  ($2,007)         $  845     $3,285     ($1,226)      $2,059
        Severance         3,650      (2,366)     (978)          2,399      2,705        (895)       1,810
        Asset
         write-offs       2,108      (2,108)         -              -          -            -           -
        -------------- --------- ------------ --------- -------------- ---------- ------------ -----------
        Total Charge    $12,750     ($7,019)  ($2,985)         $3,244     $5,990     ($2,121)      $3,869
        ============== ========= ============ ========= ============== ========== ============ ===========
        Number of
         offices             43         (45)         -             14         12           -           12
        Number of
         personnel          160         (90)      (74)             71         67         (40)          27

        The remaining accruals, which are included in accounts payable and accrued expenses, relate to lease buyout assumptions that will be paid out through 2004 unless early terminations can be negotiated and severance costs which will be paid out during 2000.

8.      New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Spherion will adopt the provisions of SFAS No. 133, as amended, in the first quarter of 2001 as a cumulative effect of a change in accounting principles in the statement of earnings. Had Spherion adopted these pronouncements in the fourth quarter of 2000, the after tax cost would have been approximately $1.2 million, but this amount will change as market conditions change.

9.      Other

        During the second quarter of 2000, Spherion invested $24.8 million in Xceed Inc., an interactive architect and eBusiness solutions builder. At September 29, 2000, the fair market value of this investment had declined $19.8 million. Under the accounting rules prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment has been classified as "available for sale" and the decline in fair value as an unrealized holding loss, net of tax, which is included in accumulated other comprehensive loss on the Consolidated Balance Sheet. Management periodically assesses the valuation of its SFAS No. 115 "available for sale" investments and if a decline in value is deemed to be other than temporary, a loss would be recorded in the statement of earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INTRODUCTION

        Spherion is a leader in the area of human capital management operating in 13 countries around the world. As previously mentioned, Spherion changed its basis of segmentation during the first quarter of 2000 from a geographic approach to the following: Information Technology, Professional Services and Commercial Staffing. Management believes that the new reportable segments better reflect the management and fiscal responsibilities within Spherion subsequent to the Norrell acquisition and integration of its operations. In its operating segments, Spherion provides five services: (1) consulting-including outplacement, executive coaching and information technology consulting; (2) managed staffing-such as temporary and permanent workforce management, which includes On-Premise and vendor management; (3) outsourcing-includes functional management and staffing of various administrative functions, including full service call center management; (4) search/recruitment-such as contingency recruiting and executive retained search; and (5) flexible staffing-temporary personnel from administrative to executive.


RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                   --------------------------------------------------------
                                       SEPTEMBER 29, 2000           SEPTEMBER 24, 1999
                                   ---------------------------  ---------------------------
                                                      % OF                        % OF
                                                     TOTAL                        TOTAL
                                                   -----------                 ------------

REVENUES:
  Information Technology.........     $  186,542        19.9%     $  222,531         23.3%
  Professional Services..........        329,678        35.2%        281,792         29.4%
  Commercial Staffing............        420,524        44.9%        452,096         47.3%
                                   --------------  -----------  -------------  ------------
                                      $  936,744       100.0%     $  956,419        100.0%
                                   ==============  ===========  =============  ============

                                                      % OF                        % OF
                                                    REVENUES                    REVENUES
                                                   -----------                 ------------
GROSS PROFIT:
  Information Technology.........     $   59,605        32.0%     $   76,131         34.2%
  Professional Services..........        159,143        48.3%        128,274         45.5%
  Commercial Staffing............         90,789        21.6%         95,794         21.2%
                                   --------------  -----------  -------------  ------------
                                      $  309,537        33.0%     $  300,199         31.4%
                                   ==============  ===========  =============  ============

SEGMENT OPERATING MARGIN:
  Information Technology..........     $   9,375         5.0%     $   20,822          9.4%
  Professional Services...........        36,976        11.2%         30,094         10.7%
  Commercial Staffing.............        19,855         4.7%         17,280          3.8%
                                   --------------  -----------  -------------  ------------
                                          66,206         7.1%         68,196          7.1%
                                                   ===========                 ============

  Unallocated central costs.......       (14,453)                     (8,853)
  Interest expense, net...........       (13,065)                    (11,438)
  Year 2000 costs.................             -                      (3,038)
  Restructuring and integration
       costs......................             -                     (20,864)
                                    --------------               -------------
  Earnings before income taxes....      $ 38,688                  $   24,003
                                    ==============               =============


        THREE MONTHS ENDED SEPTEMBER 29, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 24, 1999

        INFORMATION TECHNOLOGY. Revenues decreased 16.2% to $186.5 million from $222.5 million in the prior year due primarily to industry-related decreases in customer demand and absence of longer duration ERP and Y2K-related projects in the 2000 period. Information Technology revenues continued to be impacted by the trend toward smaller and shorter duration e-solutions projects and away from traditional IT services. Revenues by service line for the quarter within the group were comprised of 63.2% consulting, 7.6% managed staffing, 1.3% outsourcing, 1.1% search/recruitment and 26.8% flexible staffing. As a percentage of total Information Technology revenues, managed staffing increased from a 1999 level of 4.8% reflecting increases in help desk services, while consulting revenue decreased from 67.1% due to the industry-related decreases previously described. All other service line revenue percentages were about the same in both three-month periods.

        Gross profit decreased 21.7% to $59.6 million from $76.1 million in the prior year and the overall gross profit percentage decreased to 32.0% from 34.2% due to the slowdown in technology spending, discussed above, and lower utilization of consultants.

        Segment operating margin (earnings before unallocated central costs, net interest expense, income taxes and special charges) decreased 55.0% to $9.4 million from $20.8 million in the prior year. The lower operating margin in the quarter was due primarily to the decrease in gross profit of $16.5 million discussed above and higher amortization expense of $0.2 million, partially offset by lower operating expenses of $5.3 million. Operating costs as a percentage of revenues increased from 23.9% in 1999 to 25.9% for 2000. Cost-reduction initiatives within this segment included office closures and headcount reductions. Management continues to address the level of infrastructure costs for this business segment in order to align operating costs as a percentage of revenue with historical levels.

        PROFESSIONAL SERVICES. Revenues increased 17.0% to $329.7 million from $281.8 million in the prior year, with most of the increase due to strong organic growth in financial search/recruitment led by Michael Page and due to increases in outsourcing in the U.S. Revenues by service line within the group were comprised of 3.4% consulting, 0.7% managed staffing, 24.0% outsourcing, 31.2% search/recruitment and 40.7% flexible staffing. As a percentage of total Professional Services revenues, search/recruitment revenues increased from a 1999 pro forma level of 28.3%, while flexible staffing decreased from 42.8%. The shift in mix was due primarily to a strong permanent placement market as unemployment levels remained low in most of Spherion's markets.

        Gross profit increased 24.1% to $159.1 million from $128.3 million in the prior year and the gross profit percentage increased from 45.5% in the prior year to 48.3% due primarily to the increase in search/recruitment business, which yields higher gross profit percentages.

        Segment operating margin increased 22.9% to $37.0 million from $30.1 million in the prior year. The higher operating margin from the prior year was due primarily to the increase in gross profit of $30.8 million discussed above, which was partially offset by higher operating expenses of $23.8 million and higher amortization expenses of $0.1 million. As a percentage of revenues, operating expenses increased from 33.0% for 1999 to 35.5% due primarily to growth of permanent placement commissions at Michael Page.

        COMMERCIAL STAFFING. Revenues decreased 7.0% to $420.5 million from $452.1 million in the prior year due to the development of higher margin customers, earlier elimination of certain unprofitable or lower margin business and the impact of Norrell acquisition-related integration issues. Revenues by service line within the group were comprised of 34.5% managed staffing, 1.8% search/recruitment and 63.7% flexible staffing. As a percentage of total Commercial Staffing revenues, flexible staffing increased from a 1999 pro forma level of 59.3%, while managed staffing decreased from 39.6%.

        Gross profit decreased 5.2% to $90.8 million from $95.8 million in the prior year and the overall gross profit percentage increased to 21.6% from 21.2% in the prior year due to the concentration on improving margins by shedding targeted high volume/low margin business and a reduction in State unemployment taxes.

        Segment operating margin increased to $19.9 million from $17.3 million in the prior year. The higher operating margin for the quarter was due primarily to lower operating expenses of $8.0 million, which more than offset lower gross profit of $5.0 million and higher amortization of $0.4 million. Operating expenses as a percentage of revenue decreased from 16.7% for 1999 to 16.1% for the quarter as Spherion was able to leverage fixed costs by eliminating redundant personnel and offices. The segment operating margin increased from 3.8% of revenues in the prior year to 4.7%.

        UNALLOCATED CENTRAL COSTS. Unallocated central costs increased 63.3% to $14.5 million from $8.9 million in the prior year. These costs as a percentage of consolidated revenues of 1.5% were greater than the prior rate of 0.9% due to incremental costs to complete its back office migration in the third quarter of 2000 and to transition additional back office functions from Atlanta to Fort Lauderdale.

        INTEREST EXPENSE, NET. Gross interest expense increased 14.1% to $13.7 million from $12.0 million last year. This increase resulted from higher debt levels, due primarily to acquisition activity (primarily licensed office buybacks and earnout payments) and additional borrowings to fund stock repurchases, and slightly higher overall average interest rates. Spherion had average borrowings outstanding during the third quarter of 2000 of $789.6 million at an average rate of interest, including the effects of interest rate swaps, of 6.9% compared with $771.1 million outstanding during the third quarter of 1999 at an average rate of interest of 6.7%. Interest income was relatively unchanged at $0.6 million.

        INCOME TAXES. The effective income tax rate for the third quarter of 2000 was 37.0% compared with 44.4% in 1999. The lower effective tax rate resulted from the retroactive impact of reducing the annual effective rate to 40.5% from 42.0% earlier in the year combined with an increase in earnings, higher levels of Work Opportunity tax credits and lower state income taxes.

        NET EARNINGS. Net earnings increased 82.5% to $24.4 million ($0.37 per diluted share) from $13.4 million ($0.21 per diluted share) in the prior year period. This represents a 76.2% increase in per share net earnings which is due primarily to special charges, Year 2000 and restructuring and integration costs in the 1999 period as weighted average shares outstanding (on a diluted basis) were relatively unchanged at 69.4 million.

RESULTS OF OPERATIONS

                                                    NINE MONTHS ENDED
                                -----------------------------------------------------------
                                     SEPTEMBER 29, 2000            SEPTEMBER 24, 1999
                                -----------------------------  ----------------------------
                                                    % OF                          % OF
                                                    TOTAL                         TOTAL
                                                 ------------                  ------------

REVENUES:
  Information Technology.......    $   580,017         20.4%      $   560,011        26.3%
  Professional Services........        981,097         34.5%          643,275        30.2%
  Commercial Staffing..........      1,280,914         45.1%          926,239        43.5%
                                ---------------  ------------  --------------- ------------
                                   $ 2,842,028        100.0%      $ 2,129,525       100.0%
                                ===============  ============  =============== ============

                                                    % OF                          % OF
                                                  REVENUES                      REVENUES
                                                 ------------                  ------------
GROSS PROFIT:
  Information Technology.......    $   187,689         32.4%      $   194,519        34.7%
  Professional Services........        484,705         49.4%          331,841        51.6%
  Commercial Staffing..........        274,794         21.5%          196,354        21.2%
                                ---------------  ------------  --------------- ------------
                                   $   947,188         33.3%      $   722,714        33.9%
                                ===============  ============  =============== ============

SEGMENT OPERATING MARGIN:
  Information Technology.......    $    30,267          5.2%      $    52,291         9.3%
  Professional Services........        115,831         11.8%           73,938        11.5%
  Commercial Staffing..........         57,788          4.5%           31,923         3.4%
                                ---------------  ------------  --------------- ------------
                                       203,886          7.2%          158,152         7.4%
                                                 ============                  ============

  Unallocated central costs....       (37,469)                       (24,706)
  Interest expense, net........       (37,366)                       (23,522)
  Year 2000 costs..............            -                          (3,038)
  Restructuring and integration
       costs...................            -                         (20,864)
                                ---------------                ---------------
  Earnings before income taxes.    $   129,051                     $   86,022
                                ===============                ===============

        NINE MONTHS ENDED SEPTEMBER 29, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 24, 1999

        INFORMATION TECHNOLOGY. Revenues increased 3.6% to $580.0 million from $560.0 million in the prior year due primarily to the Norrell acquisition partially offset by industry related decreases in customer demand due to the absence of ERP and Y2K-related projects in the 2000 period. On a pro forma basis (including Norrell as if it were acquired at the beginning of 1999), revenues were down 13.2% from $668.5 million in the prior year. Information Technology revenues declined from 1999 pro forma levels, due primarily to the impact of the trend toward smaller and shorter duration e-solutions projects and away from traditional IT services and a slowdown in the Asia Pacific corporate education business. Revenues by service line for 2000 within the group were comprised of 65.1% consulting, 6.7% managed staffing, 1.5% outsourcing, 1.1% search/recruitment and 25.6% flexible staffing. As a percentage of total Information Technology revenues, managed staffing increased from a 1999 pro forma level of 4.5% reflecting increases in help desk services, while consulting revenue decreased from 67.1% due to the industry-related decreases previously described. All other service line revenue percentages were about the same in both nine-month periods.

        Gross profit decreased 3.5% to $187.7 million from $194.5 million in the prior year and the overall gross profit percentage decreased to 32.4% from 34.7% as the lower margin Norrell business was added. On a pro forma basis, gross profit percentage for 2000 was lower than the 1999 level of 33.8% due to lower utilization of consultants.

        Segment operating margin decreased 42.1% to $30.3 million from $52.3 million in the prior year. The lower margin in 2000 was due primarily to the decrease in gross profit of $6.8 million discussed above, higher operating expenses of $13.6 million and higher amortization expense of $1.6 million, both due primarily to the Norrell acquisition. Operating costs as a percentage of revenues increased from 24.6% in 1999 to 26.1% for 2000. Cost-reduction intiatives within this segment included office closures and headcount reductions. Management continues to address the level of infrastructure costs for this business segment in order to align operating costs as a percentage of revenue with historical levels.

        PROFESSIONAL SERVICES. Revenues increased 52.5% to $981.1 million from $643.3 million in the prior year, with most of the increase due to the acquisition of Norrell's outsourcing business and strong organic growth in the European search/recruitment business, led by Michael Page. On a pro forma basis, revenues increased 18.7% from $826.3 million due primarily to growth in European search/recruitment, led by Michael Page and growth in domestic outsourcing. Revenues by service line within the group were comprised of 3.8% consulting, 23.8% outsourcing, 32.3% search/recruitment and 40.1% flexible staffing. As a percentage of total Professional Services revenues, search/recruitment revenues increased from a 1999 pro forma level of 27.8%, while flexible staffing decreased from a 1999 pro forma level of 42.0%. The shift in mix was due primarily to a strong permanent placement market as unemployment levels were low in most of Spherion's markets.

        Gross profit increased 46.1% to $484.7 million from $331.8 million in the prior year and the gross profit percentage decreased from 51.6% in the prior year to 49.4%. The increase in gross profit dollars was due primarily to the addition of Norrell's outsourcing business and strong results from Michael Page. The decrease in gross profit percentage was due primarily to the addition of the lower margin outsourcing business. On a pro forma basis, gross profit percentage for 2000 was higher than the 1999 level of 45.6% due to the increase in the proportion of search/recruitment revenues to total revenue.

        Segment operating margin increased 56.7% to $115.8 million from $73.9 million in the prior year due to the increase in gross profit of $152.9 million, partially offset by higher operating expenses of $109.0 million and higher amortization expenses of $2.0 million (Norrell acquisition related). As a percentage of revenues, operating expenses decreased from 38.0% for 1999 to 36.0% due primarily to the inclusion of the outsourcing business in the current year (which classifies most of its expenses in gross profit) and greater leveraging of operating expenses.

        COMMERCIAL STAFFING. Revenues increased 38.3% to $1.28 billion from $926.2 million in the prior year due primarily to the Norrell acquisition. On a pro forma basis, revenues decreased 4.9% from $1.35 billion, as Spherion concentrated on higher margin customers and eliminated certain unprofitable and lower margin business in 2000 and was impacted by Norrell acquisition-related integration issues. Revenues by service line within the group were comprised of 34.9% managed staffing, 1.6% search/recruitment and 63.5% flexible staffing. As a percentage of total Commercial Staffing revenues, flexible staffing increased from a 1999 pro forma level of 61.3%, while managed staffing decreased from 37.4%.

        Gross profit increased 39.9% to $274.8 million from $196.4 million in the prior year due primarily to the Norrell acquisition. The gross profit percentage increased to 21.5% from 21.2% in the prior year and on a pro forma basis 20.9%, due to the concentration on improving margins with certain customers and a reduction in state unemployment taxes.

        Segment operating margin increased 81.0% to $57.8 million from $31.9 million in the prior year. The increase in segment operating margin was due to the increase in gross profit of $78.4 million, partially offset by higher operating expenses of $48.0 million and higher amortization of $4.5 million (primarily Norrell acquisition related). Operating expenses as a percentage of revenue decreased from 17.1% for 1999 to 16.2% for 2000 as Spherion was able to leverage fixed costs by eliminating redundant personnel and offices. The segment operating margin increased from 3.4% of revenues in the prior year to 4.5%.

        UNALLOCATED CENTRAL COSTS. Unallocated central costs increased 51.7% to $37.5 million from $24.7 million in the prior year, due primarily to the Norrell acquisition and related integration costs. These costs increased to 1.3% of consolidated revenues from 1.2% in the prior year due to increased costs due to the delay in conversion of Norrell's back office systems to a common platform. This back-office conversion was completed late in the third quarter, however, some expenses will carry over into the fourth quarter.

        INTEREST EXPENSE, NET. Gross interest expense increased 53.9% to $39.2 million from $25.5 million last year. This increase resulted from higher debt levels, due primarily to the Norrell acquisition, and higher overall average interest rates. Spherion had average borrowings outstanding during the first nine months of 2000 of $770.4 million at an average rate of interest, including the effects of interest rate swaps, of 6.7% compared with $577.9 million outstanding during the first nine months of 1999 at an average rate of interest of 5.8%. Interest income was slightly lower at $1.9 million.

        INCOME TAXES. The effective income tax rate for the first nine months of 2000 was 40.5% compared with 44.1% in 1999. The decrease in the effective tax rate resulted from an increase in earnings, higher levels of Work Opportunity tax credits and lower state income taxes.

        NET EARNINGS. Net earnings increased 59.7% to $76.8 million ($1.16 per diluted share) from $48.1 million ($0.91 per diluted share) in the prior year period. This represents a 27.5% increase in per share net earnings. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased to 70.1 million from 57.8 million in the prior year, due primarily to the issuance of 20.8 million shares in July 1999 related to the Norrell acquisition, offset by stock repurchases.

        RESTRUCTURING

        During 1999, Spherion incurred approximately $12.8 million of restructuring costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion, as a result of the Norrell acquisition, would be eliminated. During the second quarter of 2000, remaining accruals of approximately $3.0 million were identified that were not needed, primarily the result of the buyout of existing lease obligations at better than expected rates and this $3.0 million was reversed to income. Spherion then undertook additional restructuring actions in the amount of $3.2 million related to the Norrell acquisition. These additional actions included 71 positions, which were eliminated due to the integration of former Norrell operations into Spherion's existing operations, with most of these positions being administrative personnel within the Information Technology segment. An additional 14 offices were selected for closure due to continued rationalization of office space where overlapping territories were identified.

        An analysis of the restructuring accrual is as follows (dollar amounts in thousands):

                                               Second Quarter 2000
                                               -------------------

                                  Utilized
                       Original    Through    Reversal       New       Accrual     Utilized    Accrual at
                         Plan     June 30,    of Over   Restructuring  at June    During the    September
                        Charge      2000      Accrual      Actions      30,2000     Quarter      29, 2000
        -------------- --------- ------------ --------- -------------- ---------- ------------ -----------
        Facility
         closures       $ 6,992     ($2,545)  ($2,007)         $  845     $3,285     ($1,226)      $2,059
        Severance         3,650      (2,366)     (978)          2,399      2,705        (895)       1,810
        Asset
         write-offs       2,108      (2,108)         -              -          -            -           -
        -------------- --------- ------------ --------- -------------- ---------- ------------ -----------
        Total Charge
                        $12,750     ($7,019)  ($2,985)         $3,244     $5,990     ($2,121)      $3,869
        ============== ========= ============ ========= ============== ========== ============ ===========
        Number of
         offices             43         (45)         -             14         12           -           12
        Number of
         personnel          160         (90)      (74)             71         67         (40)          27

        The remaining accruals, which are included in accounts payable and accrued expenses, relate to lease buyout assumptions that will be paid out through 2004 unless early terminations can be negotiated and severance costs which will be paid out during 2000.

        LIQUIDITY AND CAPITAL RESOURCES

        CASH FLOW

        Cash provided by operating activities for the nine months ended September 29, 2000 was $112.7 million compared with $30.0 million in the prior year. Higher operating cash flows this period were due primarily to increased earnings, lower working capital needs and the impact of higher amortization, depreciation and other non-cash charges. Cash used by changes in working capital was $30.1 million this year compared by $80.5 million last year. Less cash used for working capital items resulted primarily from: a decrease in other assets resulting from the liquidation of certain insurance-related deposits of $12.0 million and the receipt of an $8.0 million federal income tax refund related to the final Norrell tax return; an increase in accounts payable and accrued liabilities, reflecting lower income tax payments in the 2000 period and timing of payroll-related liabilities and a lower absolute increase in accounts receivables in 2000. The lower increase in receivables was due primarily to sequential quarterly revenue declines in 2000 versus revenue increases in 1999, partially offset by an increase in days sales outstanding in 2000.

        Investing activities used $151.4 million for the nine months ended September 29, 2000 due primarily to the repurchase of licensee operations to reduce market overlap created by the Norrell acquisition, earnout payments associated with prior acquisitions and strategic investments in eBusiness alliance partners. During the second quarter of 2000, Spherion invested $24.8 million in Xceed Inc., an interactive architect and eBusiness solutions builder. At September 29, 2000, the fair market value of this investment had declined $19.8 million. Under the accounting rules prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment has been classified as "available for sale" and the decline in fair value as an unrealized holding loss, net of tax, which is included in accumulated other comprehensive loss on the Consolidated Balance Sheet. Management periodically assesses the valuation of its SFAS No. 115 "available for sale" investments and if a decline in value is deemed to be other than temporary, a loss would be recorded in the statement of earnings.

        Investing activities also included $39.5 million of capital expenditures, primarily for new computer hardware and software to continue to upgrade and expand Spherion's information technology capabilities. Investing activities used $293.4 million for the nine months ended September 24, 1999 and included payments on the Norrell acquisition and December 1998 acquisition of Computer Power, and acquisitions in the areas of European and North American flexible staffing.

        Cash provided by financing activities was $44.9 million for the nine months ended September 29, 2000 and primarily reflects increased net borrowings to fund acquisitions, strategic investments and stock repurchases; and proceeds from employee stock option and purchase plan activity. Cash provided by financing activities was $158.6 million in the comparable 1999 period and reflected net borrowings for the Norrell acquisition offset by $89.4 million of common stock repurchases of 5.2 million shares. During 2000, Spherion repurchased approximately 2.1 million shares of common stock for $28.3 million. There are no shares remaining to be purchased under Spherion's authorized share repurchase program.

        On October 16, 2000, Spherion announced that it is reviewing strategic alternatives related to its Michael Page business unit, including a sale of up to 100% of Michael Page's common stock through an initial public offering on the London Stock Exchange.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 29, 2000, Spherion maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on Spherion's financial condition.

        Spherion's outstanding variable-rate debt at September 29, 2000 and September 24, 1999 was $571.9 million and $629.7 million, respectively. Interest rates on the Credit Facility and other short-term borrowings are based on LIBOR plus a variable margin. Interest rates on the Accounts Receivable Securitization borrowings and the Australian dollar term financing are based on commercial paper market rates and Australian bank bills plus a variable margin, respectively. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $5.7 million and $6.3 million in 2000 and 1999, respectively, on an annual basis not considering the offset of the interest rate swap discussed below.

        Spherion utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Spherion had a variable to variable interest rate swap agreement outstanding as of September 29, 2000 and September 24, 1999 with the notional amount of $110.7 million and $123.1 million, respectively, which effectively converts interest from a British Pound LIBOR basis to a broader index and caps Spherion's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The cost to terminate (i.e. fair value) the outstanding interest rate swap as of September 29, 2000 and September 24, 1999 was $1.9 million and $1.0 million, respectively.

        In May 1998, Spherion issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of Spherion's fixed rate convertible subordinated debt as of September 29, 2000 and September 24, 1999 was $141.3 million and $162.7 million, respectively, compared with the related carrying value of $207.0 million.

        Spherion enters into foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. Spherion attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. Spherion uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Spherion does not enter into forward contracts for trading purposes. At September 29, 2000 and September 24, 1999, Spherion had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $79.9 million and $74.0 million respectively. The fair value of the foreign currency forward contracts included in net income for the nine months ended September 29, 2000 was a $13.4 million gain, which was offset by a $13.4 million loss on an intercompany transaction. The amount for the nine months ended September 24, 1999 was not material.

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

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K:

        Exhibit
        Number        Exhibit Name
        ------        ------------

        10.20         Spherion Corporation Stock Purchase Assistance Plan effective July 7, 2000 filed as
                      Exhibit 10.20 hereto.

        10.42         Amendment No. 4 dated July 31, 2000, to the Credit and Security  Agreement dated as of
                      July 1, 1999,  and  Amendment  to Related  Fee Letters by and among  Interim  Services
                      Receivables Corp., the registrant, Blue Ridge Asset Funding Corporation,  Falcon Asset
                      Securitization  Corporation,  Wachovia  Bank N.A.,  and Bank One,  NA (f/k/a The First
                      National Bank of Chicago), filed as Exhibit 10.42 hereto.

        10.43         Amendment No. 5 dated  September 15, 2000, to the Credit and Security  Agreement dated as of July 1, 1999, by and among Interim Services  Receivables  Corp., the registrant,
                      Blue  Ridge  Asset  Funding  Corporation,  Falcon  Asset  Securitization  Corporation,
                      Wachovia  Bank N.A.,  and Bank One,  NA (f/k/a The First  National  Bank of  Chicago),
                      filed as Exhibit 10.43 hereto.

         27           Financial Data Schedule.


        (b) On July 7, 2000, the Company filed a Report on Form 8-K pertaining to the name change of Interim Services Inc. to Spherion Corporation, which name change was accomplished by parent-subsidiary merger effective July 7, 2000. Also on July 7, 2000, Spherion Corporation began trading under the new ticker symbol "SFN" on the New York Stock Exchange.

        (c) Exhibits filed with this form:

        Exhibit
        Number        Exhibit Name
        ------        ------------

        10.20         Spherion Corporation Stock Purchase Assistance Plan effective July 7, 2000.

        10.42         Amendment No. 4 dated July 31, 2000, to the Credit and Security  Agreement dated as of
                      July 1, 1999,  and  Amendment  to Related  Fee Letters by and among  Interim  Services
                      Receivables Corp., the registrant, Blue Ridge Asset Funding Corporation,  Falcon Asset
                      Securitization  Corporation,  Wachovia  Bank N.A.,  and Bank One,  NA (f/k/a The First
                      National Bank of Chicago).

        10.43         Amendment No. 5 dated  September 15, 2000, to the Credit and Security  Agreement dated as of July 1, 1999, by and among Interim Services  Receivables  Corp., the registrant,
                      Blue  Ridge  Asset  Funding  Corporation,  Falcon  Asset  Securitization  Corporation,
                      Wachovia Bank N.A., and Bank One, NA (f/k/a The First National Bank of Chicago).

         27           Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SPHERION CORPORATION
                                                 (Registrant)




DATE - November 13, 2000                  BY     /s/ ROY G. KRAUSE
                                             -----------------------------
                                                      Roy G. Krause
                                                Executive Vice President
                                               and Chief Financial Officer
                                              (principal financial officer)




DATE - November 13, 2000                  BY     /s/ MARK W. SMITH
                                            ------------------------------
                                                      Mark W. Smith
                                                 Vice President, Finance
                                             (principal accounting officer)