Form 10-K
period 2000-12-29
SPHERION CORP
filed 2001-03-16
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the twelve months ended December 29, 2000

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

Interim Services Inc.
(Former name)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
COMMON STOCK—$.01 PAR VALUE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock as of January 26, 2001 on the New York Stock Exchange, was $613,520,955.

    Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on January 26, 2001 was 60,853,486.

    Documents Incorporated by Reference:

    Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after December 29, 2000, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

PART I

Item 1. BUSINESS

Company Overview

    Spherion Corporation ("Spherion"), formerly Interim Services Inc., is a human capital management company. It maximizes talent, technology and outsourcing solutions for client organizations seeking increased efficiency. Solutions are delivered through a network of more than 1,000 offices across several distinct areas of specialization. These include information technology, outsourcing, professional recruiting, outplacement, talent assessment and measurement and staffing solutions. Spherion currently operates in 13 countries: Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, the United Kingdom and the United States.

    Since its January 1994 initial public offering ("IPO"), excluding the HealthCare division which was sold effective September 1997, Spherion's network of offices has grown from 373 in North America to more than 1,000 offices in 13 countries as of December 29, 2000. Spherion's revenues, excluding HealthCare, increased from $537.3 million in fiscal 1994 to $3.7 billion in fiscal 2000. This growth has been accomplished through strategic acquisitions, internal growth and by capitalizing on cross-selling opportunities. The most significant recent acquisitions were Norrell Corporation ("Norrell") in July 1999 and Michael Page Group Plc ("Michael Page") in April 1997.

    On July 2, 1999, Spherion completed its acquisition of Norrell. Under the terms of the acquisition, the shareholders of Norrell received in exchange for each share of Norrell's common stock either a 0.9 share of Spherion's common stock or a cash payment of $18.76. The holders of approximately 13% of Norrell's common stock elected to receive the cash payment which amounted to approximately $75.6 million. Accordingly, Spherion issued approximately 20.8 million shares of Spherion's common stock to former Norrell shareholders and converted existing options to purchase Norrell common stock into options to purchase approximately 1.6 million shares of Spherion common stock. The value of the transaction including stock issued, cash paid and debt assumed, was approximately $650.0 million. Norrell is a strategic workforce management company focusing on information technology consulting, flexible staffing (including accounting, administrative and light industrial), outsourcing, search/recruitment (accounting and administrative) and managed staffing (administrative and light industrial). Operations of Norrell were combined with Spherion's existing operating segments effective with the completion of the acquisition.

    Michael Page is a premier international recruiting and staffing company providing flexible staffing and search/recruitment services primarily within the finance, banking and marketing fields. Michael Page's more than 90 offices are located in the United Kingdom, Australia, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, Brazil and the United States. In January 2001, management announced its intention to sell 100% of Michael Page in an IPO on the London Stock Exchange. Management undertook a review of Michael Page's role within Spherion's overall operating structure and concluded that a sale of Michael Page was the best overall strategic decision in order to maximize Spherion's investment in Michael Page. Management currently expects the sale to be completed at the end of the first quarter or the beginning of the second quarter of 2001. Michael Page has been consolidated with Spherion's operating results in the Professional Services segment since its acquisition in April 1997 and Michael Page's summarized operating results are as follows (in thousands):

	Fiscal Years Ended
	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Revenues	$645,998	$530,642	$424,218
Cost of services	253,173	225,671	179,712

Gross profit	392,825	304,971	244,506
Selling, general and administrative expenses	281,953	216,402	170,372
Amortization of intangibles	12,024	12,763	13,091

Earnings before interest and taxes	$98,848	$75,806	$61,043

    Proceeds from the sale are currently expected to retire portions of existing debt and repurchase stock. Spherion's investment in Michael Page was approximately $300.0 million at December 29, 2000.

Industry Overview

    The global staffing services industry has experienced significant growth in response to the changing work environment worldwide. According to published industry sources, the total staffing services market had revenues of approximately $154.4 billion in 1999 (the latest available data). The staffing industry is evolving from employers' traditional use of staffing services to manage personnel costs and meet fluctuating staffing requirements to the reduction of administrative overhead by outsourcing human resources operations that are not part of an employer's core business competencies. In addition to the economic conditions driving staffing industry growth, Spherion believes that changing demographics of the workforces of developed economies and evolving attitudes concerning work patterns also contribute to growth in the staffing industry. These trends have accelerated with the pace of technological change and greater global competitive pressures.

    The U.S. remains the largest and most developed staffing services market in the world, representing approximately $76.9 billion or 49.8% of the total staffing market in 1999. Since 1994, the U.S. staffing market grew at an annual rate of 13.2%. According to the Staffing Industry Report, U.S. staffing industry revenue, including flexible staffing, managed staffing, outsourcing, search/recruitment and outplacement, grew to an estimated $103.2 billion in 2000. In addition, the American Staffing Association has estimated that more than 90% of all U.S. businesses utilize staffing services.

    The U.K. is the second largest national staffing services market in the world. According to published industry sources, staffing revenues in the U.K. to an estimated $26.5 billion in 1999, representing a five year annual growth rate of 12.0%. Published industry sources estimate the U.K.'s penetration rate of temporary workers at 2.1%, compared with the U.S. (2.2%) and The Netherlands (4.0%). Spherion believes that these factors, as well as the continued relatively rapid growth in the service sector, should increase the opportunities to provide services in the U.K.

    The total staffing services market in the European Union (excluding the U.K.) during 1999 was estimated by published industry sources to be approximately $33.2 billion, with France, Germany, The Netherlands and Belgium accounting for approximately 95% of such market. The European Commission has noted trends towards deregulation and greater labor market flexibility that Spherion believes will increase the use of temporary and contract labor throughout Europe.

    In certain countries in the Australia/Asia region, particularly Australia, the staffing services industry is well developed, and Spherion believes that opportunities exist for continued expansion within most of Spherion's service offerings. The Australian Bureau of Statistics figures indicate that 25% of the workforce now works in a "flexible" manner, i.e. as a contractor or temporary employee.

    The staffing services market in most countries in which Spherion operates is highly fragmented and includes a large number of small businesses, many of which operate in a single geographic market. This fragmentation, combined with changing client demands and competitive pressures, has resulted in a trend towards industry consolidation. Faced with a client's desire to minimize the number of vendors, increase sophisticated management reporting and the expansion of professional level specialties, clients have begun to demand the services of large staffing companies capable of offering a full range of staffing services over a broad geographic area.

Business Strategy

    Spherion's goal is to drive revenue and earnings growth by delivering innovative integrated human capital solutions through its consultative diagnostic approach to strategic workforce management. Spherion intends to achieve this goal to further develop its client base by capitalizing on cross-selling opportunities, with particular emphasis on its higher-margin professional services (i.e. accounting, technology, legal, etc.). The company will also consider targeted acquisitions of companies focused in the professional services area. This growth strategy is complemented by an operating strategy of offering a comprehensive range of innovative services under a common brand.

    In addition to expanding existing services, a critical element to Spherion's growth strategy is the continued development of innovative products and services and advanced recruitment methods, enabled by technology. For example, Spherion's On-Premise offering utilizes proprietary software that provides "qualitative" measurement of performance, quantitative analysis of staffing efficiencies and customized reporting. In addition, Spherion's Assessment Group utilizes proprietary interactive voice and web-based response systems to pre-screen and behaviorally assess candidates. The Saratoga Institute offers clients the most comprehensive database of human performance metrics and Spherion assists clients with workforce planning using emerging workforce trends identified in its nationwide survey conducted with Lou Harris and Associates.

    Spherion recognizes that the Internet is an important tool in the identification and recruitment of qualified candidates and is expanding its recruiting efforts through the Internet. During 2000, Spherion made further investment in internet-based assets, including JobOptions.com and the creation of its Enthusian Corp. subsidiary, in partnership with Accenture, LLP (formerly Andersen Consulting, LLP). JobOptions.com, now combined with Spherion's CareerZone.com, is a comprehensive career site where job seekers register their skills and can access strategic tools that allow individuals to plan and manage their careers from first job through to retirement. Enthusian's primary product, Talent Axis, geared for larger clients, is a web-based tool that serves as an electronic order system for clients to procure pre-screened, prequalified candidates from multiple vendors. Spherion believes the use of the Internet as a recruiting tool will expand over time.

Acquisitions

    Spherion's corporate management team has extensive experience in identifying acquisition candidates and integrating acquired operating companies into Spherion's network. Spherion believes its decentralized, entrepreneurial management structure facilitates its efforts to acquire companies seeking alliances with a value-focused provider of a broad range of human resources services.

    Since the IPO, Spherion has acquired 34 companies providing consulting, managed staffing, outsourcing, search/recruitment and flexible staffing services. In addition to external acquisitions, Spherion is generally the purchaser of choice when a Spherion franchisee or licensee decides to sell its business. Spherion has a first right of refusal on any franchise sale at the same terms and conditions as may be agreed with another purchaser and has a standard purchase option on licenses. In 2000, as part of an overall strategy to reduce market overlap, Spherion repurchased 7 franchisees, representing approximately $41.0 million of annualized acquired revenues and repurchased 48 licensed offices, which do not impact Spherion's reported revenues, as sales by the licensed offices are included in Spherion's revenues, and sold several company-owned branches. Market overlap is created when a Norrell franchise operates in a market where a Spherion branch, licensee or franchisee operates or where a Spherion licensee or franchisee operates in a market where a Norrell branch or franchise operates. Overall, Spherion-owned branches yield higher profits than franchised or licensed offices, and Spherion therefore believes that the purchase of these offices can be accretive to overall earnings. Spherion regularly evaluates potential acquisitions of companies that can be integrated into existing operations and strategic acquisitions that provide entry into new geographic markets or service lines. Certain information related to external acquisitions is summarized in the following table.

Acquired Business	Acquisition Date	Number of Offices (1)	Revenues in Millions (2)	Primary Services (Skills)
JobOptions, LLC	10/00	2	$1.5	Search/Recruitment (Accounting/Finance)
Lynette Fairey & Associates, Inc.	9/00	1	0.4	Consulting (Outplacement)
Wilson White Associates Ltd.	5/00	2	2.7	Consulting (Technology)
Applied Internet Consultancy Group B.V.	2/00	1	0.5	Consulting (Technology)
Norrell Corporation	7/99	385	1,400.0	Consulting (Technology), Flexible Staffing (Administrative, Light Industrial & Accounting), Outsourcing, Search/Recruitment (Accounting, Administrative), Managed Staffing (Administrative & Light Industrial)
Career Insights, Inc.	3/99	1	2.1	Flexible Staffing, Search/Recruitment (Accounting/Finance)
Tutor Recursos Humanos/ Tutor Selección, S.L.	3/99	15	19.2	Flexible Staffing (Administrative & Light Industrial), Search/Recruitment
Custom Counsel, Inc	1/99	1	2.0	Flexible Staffing, Search/Recruitment (Legal)
Computer Power Group (Australian and Asian operations)	12/98	51	143.0	Consulting, Flexible Staffing (Technology)
HR Easy	12/98	3	6.6	Consulting (Human Capital Measurement & Assessment)
Ouranos Informatica Groep B.V.	11/98	1	20.0	Consulting (Technology)
Reedie & Company	9/98	3	4.4	Consulting (Outplacement & Executive Coaching)
Polmar, Inc	9/98	1	5.4	Consulting (Technology)
Clarke, Poynton & Associates; C.P.G. Partners	8/98	5	8.0	Consulting (Outplacement & Executive Coaching)
AGO Uitzendbureau B.V.	7/98	30	17.9	Flexible Staffing (Administrative & Light Industrial)
Saratoga Institute	6/98	1	3.0	Consulting (Human Capital Measurement & Assessment)
Smyth, Fuchs & Company	3/98	5	2.5	Consulting (Outplacement)
Crone Corkill	3/98	2	38.4	Flexible Staffing, Search/Recruitment (Administrative)
Network Companies	2/98	2	5.0	Flexible Staffing, Search/Recruitment (Accounting)
deRecat & Associates	1/98	3	3.5	Consulting (Outplacement)
A.J. Burton Group, Inc	1/98	3	14.6	Flexible Staffing, Search/Recruitment (Accounting)
Feldt Personnel Consultants	10/97	1	0.5	Flexible Staffing, Search/Recruitment (Accounting)
Mainstream Access	4/97	16	5.7	Consulting (Outplacement)
Michael Page Group PLC	4/97	40	220.0	Flexible Staffing, Search/Recruitment (Accounting, Banking & Finance)

Aim Executive Holdings	3/97	17	35.2	Consulting, Flexible Staffing, Search/Recruitment (Outplacement & General Management)
Allround/Interplan	11/96	6	15.0	Flexible Staffing (Administrative & Light Industrial)
Brandon Systems	5/96	32	89.0	Flexible Staffing, Managed Staffing (Technology)
Of-Counsel	5/96	1	1.0	Flexible Staffing (Legal)
Computer Power Group (U.S. and U.K. operations)	12/95	17	81.0	Consulting (Technology)
Hernand & Partners	11/95	3	2.7	Flexible Staffing (Legal)
Juntunen	10/95	2	13.6	Search/Recruitment, Flexible Staffing, (Technology & General Management)
OCS Consulting Services	6/95	5	16.1	Consulting (Technology)
Career Associates/Career Temps	6/95	5	5.6	Flexible Staffing, Search/Recruitment (Accounting)
ICS Temporary Services	12/94	1	1.6	Flexible Staffing (Administrative & Light Industrial)

		664	$2,187.7

(1)
Office count at time of acquisition.

(2)
Represents annualized revenues for the year ended prior to acquisition.

Operations Overview

    Spherion operates through three operating segments: Information Technology, Professional Services and Commercial Staffing. Within these operating segments, Spherion provides five services—consulting, managed staffing, outsourcing, search/recruitment and flexible staffing. The following presents the percentage of 2000 revenues derived from each of these services:

	Information Technology	Professional Services	Commercial Staffing
Consulting	65%	4%	—
Managed Staffing	7%	—	35%
Outsourcing	1%	24%	—
Search/Recruitment	1%	32%	2%
Flexible Staffing	26%	40%	63%

Total	100%	100%	100%

Total Revenues (in thousands)	$755,551	$1,306,579	$1,678,693

    The activities of the three segments are as follows:

    Information Technology—Consulting is provided in the U.S., Australia, The Netherlands and in the U.K. and includes the areas of e-business, enterprise application integration, software quality management, information design services and education. Flexible staffing is provided in the U.S. and Australia and includes supplying highly qualified professionals for short-term and long-term assignments to supplement customers' existing IT departments, such as networking, desktop support, help desk and data centers. Managed staffing is provided primarily in the U.S. and includes managing customers' staffing for help desk operations.

    Professional Services—Flexible staffing is provided in the U.S., U.K. and throughout continental Europe and includes providing staff on a short-term and long-term basis in the areas of accounting, banking and finance, marketing, and legal professionals. Search/recruitment finds professionals for full-time career opportunities from entry level up through executives across a wide range of professions—accounting, finance, information technology, human resources, legal services, engineering, manufacturing, sales, marketing and general management. These services are provided in the U.S., U.K., continental Europe, Australia, Asia and in Brazil.

    Outsourcing assumes responsibility for client functions in customer care, workforce selection, distribution and fulfillment and administrative services. Spherion offers outsourcing services in the U.S. whereby its clients delegate to Spherion all responsibility for staffing and performance. Consulting services are provided to help clients assess, develop and transition talent. Additional consulting services are provided, which offer tools to measure workforce productivity, and to provide technology-enabled prehire screening to find the best few candidates.

    Commercial Staffing—Flexible staffing is provided in the U.S., U.K., The Netherlands and in Spain. Flexible staffing provides staffing solutions for office and light-industrial skills. For office skills, Spherion supplies executive assistants, customer service representatives and word processing specialists, among others. For light-industrial skills, Spherion supplies assembly, mailroom and product packaging support, among others. Managed staffing includes managing all of a client's staffing vendors for consistent quality, performance and pricing. Managed staffing is provided mainly through On-Premise, which is onsite management of a client's flexible workforce.

HealthCare Operations

    During 1997, Spherion sold its health care operations that represented 11.8% of total revenues for the year ended December 26, 1997. During December 2000, Spherion sold Norrell's home health aide business. This business had been classified as an asset held for sale and the results of operations of this business are not included in Spherion's Consolidated Statements of Earnings in fiscal 2000 or 1999.

Office Structure

    Spherion offices are company-owned, franchised and licensed. Most offices serve multiple clients in their respective geographic area, with the exception of On-Premise sites, which are established at the client's location to serve only that client. Spherion believes that it can better leverage profitability through its branch locations. Currently 85% of revenues are derived from Spherion-owned branches, with the remaining being franchised and licensed. The following table details the number of offices, which are Spherion-owned, franchised and licensed as of the end of the periods listed.

	Fiscal Year Ended December
Number of Offices	2000	1999	1998
Branch Offices	883	815	543
Licensed Offices	261	308	196
Franchised Offices	113	121	138

Total	1,257	1,244	877

  Branch Offices

    As of December 29, 2000, Spherion operated 883 branch offices, which increased from the prior year due to the opening of offices at Michael Page, new On-Premise locations and buybacks from licensees and franchisees. Branch office expansion is generally pursued in markets where Spherion has an established presence and is used to increase market penetration. Additional expansion is achieved by establishing On-Premise operations at client sites. Spherion intends to continue to expand Spherion-owned branches in those locations where it can "cluster" multiple offices in close geographic proximity to utilize centralized regional and area management and other administrative functions which should increase growth opportunities and increase profitability.

  Licensed Offices

    Spherion grants licenses, which give the licensee the right to establish a business utilizing Spherion's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. As of December 29, 2000, Spherion's 96 licensees operated 261 licensed offices. The decrease from 1999 is due primarily to Spherion's overall strategy to reduce market overlap created in the Norrell acquisition.

    Licensees are required to observe Spherion's operating procedures and standards and act as a representative of Spherion in recruiting, screening, classifying, employing and placing flexible staff in response to client orders. The licensee is responsible for establishing the office and paying related administrative and operating expenses, such as rent, utilities and salaries of full-time employees. Spherion is responsible for paying the wages of the flexible staff and all related payroll taxes and insurance. As a result, Spherion provides a substantial portion of the working capital needed for the licensed businesses.

    Sales by the licensed offices are included in Spherion's revenues, and the direct costs of services are included in Spherion's cost of services. The licensee receives a commission from Spherion, which ranges between 50% and 75% of the licensed offices' gross profits. The licensee is required to use Spherion's billing, payroll and other data processing services.

  Franchised Offices

    Spherion has been granting franchises for approximately 40 years. The average tenure of franchise ownership is approximately 10 years, and a number of franchisees are second generation owners. Most franchisees operate more than one franchise. As of December 29, 2000, Spherion's 14 franchisees operated 113 offices. The decrease from 1999 is due primarily to Spherion's overall strategy to reduce market overlap created in the Norrell acquisition.

    Spherion grants franchisees the right to market and furnish flexible staffing services within a designated geographic area using Spherion's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. Spherion provides franchises with its national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of Spherion's policies and standards and recruit, employ and pay their own full-time and flexible staff. Spherion receives royalty fees from each franchise based upon its sales, and in return, supplies a variety of support and marketing services.

Competition

    The staffing services industry is intensely competitive and highly fragmented, with few barriers to entry by potential competitors at the local level. Spherion faces significant competition in the markets it serves and will continue to face significant competition in any geographic market or industry sector that it may enter. In each market in which Spherion operates, it competes for both clients and qualified personnel with other firms offering staffing services. The majority of competitors are significantly smaller than Spherion. However, certain of Spherion's competitors have greater marketing and financial resources than Spherion. Many clients use more than one staffing services company and it is common for a major client to use several staffing services companies at the same time.

    Spherion's largest competitors are Adecco S.A., Manpower Inc., Randstad Holdings, Kelly Services, Inc., Vedior, Robert Half International, Inc., Modis Professional Services, Inc., Keane, Inc. and CDI Corporation. Spherion believes that it is currently one of the ten largest worldwide providers of staffing services based upon revenue.

    Spherion believes that a primary competitive factor in obtaining and retaining clients is the breadth of services provided as clients seek out providers that can service all of their staffing needs. Additionally, other critical competitive factors include an understanding of clients' specific job requirements through consultative assessments, the ability to provide personnel in a timely manner, the ability to measure the quality of job performance and pricing. The primary competitive factors in obtaining qualified candidates for employment assignments are quality of available opportunities, wages, responsiveness to work schedules and number of available work hours. Spherion believes it has a competitive advantage over its competitors because it offers a wide range of services and broad availability of skills to its customers.

Trademarks

    In 2000, Spherion changed its name and primary identifying trademark from "INTERIM" to "SPHERION" and related "SPHERION" marks. Spherion, through its subsidiaries, maintains a number of trademarks, trade names and service marks in the United States and certain other countries. Spherion believes that many of these marks and trade names, including SPHERIONSM, INTERIM®, JOBOPTIONS®, NORRELL®, STRATFORD GROUP®, ENTHUSIANSM, SARATOGASM, TECHNOLOGY ARCHITECTSSM and WORKFORCE ARCHITECTSSM have significant value and are materially important to its business. In addition, Spherion maintains other intangible property rights.

    Spherion, through its subsidiaries, currently uses and has applications for registration pending on the following: SPHERIONSM, ENTHUSIANSM, SARATOGASM, TECHNOLOGY ARCHITECTSSM and WORKFORCE ARCHITECTSSM.

    Spherion's U.S. trademark registration for INTERIM® expires April 6, 2003, but is renewable indefinitely for successive ten-year terms. Spherion's U.S. trademark registration for NORRELL® expires on March 8, 2003, but is renewable indefinitely for successive ten-year terms.

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

    Spherion has significant operations in a number of foreign countries. In some of these countries, particularly in Europe, there is significant national and local regulation of flexible staffing services. These laws generally require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions and severance pay. In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. Industry-wide union membership is also a requirement in some countries. Spherion does not anticipate that these legal structures and requirements will have a material effect on its growth or prospects. However, any material change in national or local regulation of flexible staffing services could have a material adverse effect on Spherion.

    Spherion's sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 17 states and one Canadian province. Spherion must deliver a franchise offering circular (similar to a prospectus) to prospective franchisees or licensees. Spherion has filed either the appropriate registration or obtained an exemption from registration in states which require franchisers to register in order to sell franchises. Spherion does not anticipate that these requirements will have any material effect on its ability to sell franchises or licenses.

Employees

    Spherion estimates that it employed approximately 547,000 people in 2000. Approximately 9,000 individuals were employed full-time in both its national and international operations and the remaining 538,000 individuals were flexible personnel assigned with its clients, of whom approximately 103,000 were assigned, on average, at any given time.

Executive Officers of the Registrant

    The executive officers of Spherion, each of whom has been elected to serve at the discretion of the Board of Directors of Spherion, are:

Name and Age	Position
Raymond Marcy, 50	Chairman since August 1997; Chief Executive Officer since September 1991; President and a Director since November 1989; Chief Operating Officer from November 1989 until September 1991. Prior to joining Spherion, Mr. Marcy served as Senior Vice President of Operations for Adia Services, Inc. ("Adia"), from 1980 through 1988. While retaining his position as Senior Vice President of Operations for Adia, from May 1988 until November 1989, Mr. Marcy was President and Chief Executive Officer of Nursefinders, Inc., the temporary nursing subsidiary of Adia.
Robert E. Livonius, 52
Chief Operating Officer since February 1997, Executive Vice President since August 1993. Vice President, HealthCare from August 1991 to August 1993. Prior to joining Spherion, he served as Vice President—Field Operations for a division of NYNEX Corporation, from June 1986 through June 1991 and various management positions leading to Vice President of Field Operations for a division of IBM from 1971 through 1986.
Roy G. Krause, 54
Executive Vice President and Chief Financial Officer since October 1995. Prior to joining Spherion, he served as Executive Vice President of HomeBank Federal Savings Bank and HomeBank Mortgage Corporation from November 1980 to September 1995.
Shannon C. Allen, 34
Vice President (Business Services) since June 2000, Vice President since November 1998, Treasurer since May 1997. Assistant Treasurer from October 1994 to May 1997. Prior to joining Spherion, she worked in the Treasury and Corporate Finance Department at W. R. Grace & Co. from April 1992 to October 1994. From August 1988 to September 1991 she worked in Corporate Finance at Kidder, Peabody & Co., Incorporated.
Jose L. Aragon, 52
Vice President (Marketing) since December 1999. Prior to joining Spherion, he was Vice President, Marketing for Bacardi-Martini USA from January 1997 through August 1999. From September 1992 through December 1996, he was Vice President, Marketing for Bacardi-Martini B.V., Amsterdam, The Netherlands.

Robert Evans, 57
Vice President and Chief Information Officer since May 1996. From January 1991 to May 1996, he served in several executive positions with AT&T including Vice President Customer Care Strategy and Reengineering, Chief Technology Officer, Chief Information Officer and General Manager of the Consumer Interactive Services business unit.
Lisa G. Iglesias, 35
General Counsel, Vice President and Secretary since July 1999. Associate Counsel from August 1998 to July 1999. Prior to joining Spherion, she was an attorney with the law firm of Greenberg Traurig from September 1994 to August 1998. From January 1989 to August 1991, she worked as a Certified Public Accountant with KPMG Peat Marwick.
Wayne D. L'Heureux, 43
Vice President (Human Resources) since February 2000. Prior to joining Spherion, he worked as Vice President—Human Resources of Volvo Cars of North America from September 1996 to February 2000. From October 1994 through September 1996, he was Vice President—Human Resources of the Retail Division of Office Depot, Inc.
Roberta Marcantonio, 43
Chief Quality Officer since October 2000. Vice President (Technology Solutions) from June 2000 to October 2000. Vice President, Business Systems, Staffing Group from January 1998 until June 2000. Senior Director, Corporate Operations from November 1996 until January 1998. Assistant to the President from June 1995 until November 1996. From January 1995 until June 1995, Spherion's Director of Operations, Court Reporting and from April 1993 until January 1995, Director of Projects, Special Services.
Liza F. Palermo, 29
Vice President (Corporate Communications) since April 2000. Director, Corporate Communications from April 1998 until April 2000. Manager, Corporate Communications from May 1995 until April 1998. Corporate Communications Specialist for W.R. Grace & Co. from May 1993 until April 1995.
Mark W. Smith, 38
Vice President (Finance and Administration) since June 2000. Vice President (Finance) from June 1997 to June 2000. Prior to joining Spherion, he served as Group Director—Financial Planning, Ryder Integrated Logistics, Inc. from October 1996 to June 1997. Assistant Corporate Controller, Ryder System, Inc. from October 1993 to September 1996. He held other positions with Ryder System, Inc. from February 1990 to September 1993.

Item 2.  PROPERTIES

    The executive offices of Spherion are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida 33309, in a 113,000 square-foot building owned by Spherion. Spherion also leases on a short-term basis approximately 24,705 square feet in buildings within one mile of its Florida executive offices for operations associated with its corporate headquarters. In addition, Spherion leases approximately 113,075 square feet in Atlanta, Georgia, which housed Norrell's executive offices. Of the 113,075 square feet, approximately 20,461 square feet is available for sublease due to downsizing and redundancies of headquarters operations. All other offices of Spherion and its subsidiaries are operated in premises held primarily under short-term leases providing fixed monthly rentals, usually with renewal options.

Item 3.  LEGAL PROCEEDINGS

    Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion's management does not expect that the outcome of any of these lawsuits, individually or collectively, will have a material adverse effect on the company's financial condition, results of operations or cash flows. Spherion maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Spherion insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses.

    On March 7, 2001, Spherion was notified by Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. (collectively, the "Interim HealthCare Plaintiffs") of their plans to file on April 2, 2001, an amended complaint in connection with Spherion's divestiture of Interim HealthCare and for a transfer from the Superior Court of the State of Delaware in New Castle County to the Delaware Court of Chancery. The amended complaint outlines three counts: breach of contract, reformation and equitable rescission. The Interim HealthCare Plaintiffs are seeking damages of $20 million, a reduction of the purchase price of $50 million or rescission of the contract. Management believes that the resolution of this matter will not have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 29, 2000.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on The New York Stock Exchange under the symbol "SFN." On July 7, 2000, Spherion began using the "SFN" symbol which replaced its previous symbol, "IS." High and low prices for the Common Stock by quarter appear in "Quarterly Financial Data" on page 48. On January 26, 2001, there were approximately 2,344 holders of record of Spherion's Common Stock.

    Spherion has not paid cash dividends and does not intend to pay cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

	Fiscal Years Ended
	(in thousands, except per share data and operating information)
	2000	1999(1)	1998	1997	1996
Income Statement Data:
Revenues:
Revenues excluding HealthCare	$3,740,823	$3,167,971	$1,890,113	$1,418,667	$915,883
HealthCare (2)	—	—	—	189,589	231,268

Total revenues	3,740,823	3,167,971	1,890,113	1,608,256	1,147,151
Expenses:
Cost of services	2,499,150	2,129,181	1,193,856	1,044,848	792,123

Gross profit	1,241,673	1,038,790	696,257	563,408	355,028
Selling, general and administrative expenses	925,927	738,728	493,744	399,417	247,318
Licensee commissions	70,871	71,750	50,791	45,091	39,500

Results of operations	244,875	228,312	151,722	118,900	68,210
Amortization of intangibles	43,374	34,164	22,550	18,492	8,802
Interest expense	52,947	39,294	30,157	25,271	5,696
Interest income	(2,523)	(2,990)	(6,338)	(1,002)	—
Write-down of investment (3)	24,766	—	—	—	—
Year 2000 costs (4)	—	4,420	—	—	—
Restructuring and integration costs (5)	—	29,542	—	—	—
Gain on sale of HealthCare business (6)	—	—	—	(5,300)	—
Merger expense (7)	—	—	—	—	8,600

Earnings before income taxes and extraordinary item	126,311	123,882	105,353	81,439	45,112
Income taxes	51,785	53,049	46,776	38,928	22,097

Earnings before extraordinary item	74,526	70,833	58,577	42,511	23,015
Extraordinary item-early extinguishment of debt, net of income taxes	—	—	2,773	—	—

Net earnings	$74,526	$70,833	$55,804	$42,511	$23,015

Basic earnings per share:
Earnings before extraordinary item	$1.17	$1.29	$1.32	$1.08	$0.71
Extraordinary item	—	—	(0.06)	—	—

Net earnings	$1.17	$1.29	$1.26	$1.08	$0.71

Diluted earnings per share:
Earnings before extraordinary item	$1.16	$1.27	$1.29	$1.05	$0.69
Extraordinary item	—	—	(0.06)	—	—

Net earnings	$1.16	$1.27	$1.23	$1.05	$0.69

Earnings per share
(excluding write-down of investment, Year 2000 costs, restructuring and integration costs, nonrecurring merger expense, and extraordinary item) (3)(4)(5)(7)(8):
Basic	$1.41	$1.67	$1.32	$1.08	$0.94
Diluted	$1.38	$1.61	$1.29	$1.05	$0.91
Weighted average shares (8):
Basic	63,728	54,949	44,237	39,305	32,450
Diluted	69,757	60,837	48,244	40,407	33,418
Balance Sheet Data (9):
Total assets	$2,483,220	$2,438,901	$1,606,808	$1,091,734	$512,490
Long-term debt, net of current portion	459,911	513,611	426,856	379,197	—
Working capital	7,644	50,488	152,388	97,990	188,958
Operating Information (9):
Operating offices	1,257	1,244	877	706	593
HealthCare offices	—	—	—	—	405

	1,257	1,244	877	706	998

(footnotes continued on following page)

(1)
The 1999 fiscal year contained 53 weeks. All other years contained 52 weeks.

(2)
Revenues for HealthCare are included through the date of disposition of September 26, 1997.

(3)
Write-down of investment represents the decline in value of an equity investment, which was determined to be "other than temporary."

(4)
Year 2000 costs represent the costs associated with remediating Norrell's application systems.

(5)
On July 2, 1999, Spherion acquired Norrell Corporation. Restructuring and integration costs were related to a plan adopted by management in which certain redundant functions and assets of Spherion were eliminated.

(6)
On September 26, 1997, Spherion sold its HealthCare business. Amount represents pre-tax gain on sale. Taxes on the gain were $5,272.

(7)
On May 23, 1996, Spherion completed a pooling with Brandon Systems Corporation, an IT staffing company. Merger expense represents all fees and expenses related to the merger, consolidation and restructuring of the combined companies.

(8)
On August 7, 1997, Spherion announced a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of the close of business on August 18, 1997, payable on September 5, 1997. The effect has been reflected and applied on a retroactive basis.

(9)
At end of period.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    Spherion is a leader in the area of human capital management. Spherion is organized into three operating segments, Information Technology, Professional Services and Commercial Staffing. Through these operating segments, Spherion provides the following five services: (1) consulting— including outplacement, executive coaching and information technology consulting; (2) managed staffing— such as temporary and permanent workforce management, which includes On-Premise and vendor management; (3) outsourcing— includes functional management and staffing of various administrative functions, including full service call center management; (4) search/recruitment— such as contingency recruiting and executive retained search; and (5) flexible staffing— temporary personnel from administrative personnel to executives.

    In January 2001, Spherion announced that the company continues to review strategic alternatives related to Michael Page and now expects to offer, subject to market conditions, 100% of Michael Page's common stock for sale through an initial public offering and listing on the London Stock Exchange early in 2001. Management expects to use the proceeds from the sale for the repayment of debt and for the repurchase of common stock.

    During 2000, Spherion repurchased licensed and franchised offices to reduce market overlap, which resulted primarily from the Norrell acquisition discussed below. In addition, Spherion made various acquisitions during 2000 which did not materially impact operating results or financial position.

    On July 2, 1999, Spherion completed its acquisition of Norrell. Under the terms of the acquisition, the shareholders of Norrell received in exchange for each share of Norrell's common stock either a 0.9 share of Spherion's common stock or a cash payment of $18.76. The holders of approximately 13% of Norrell's common stock elected to receive the cash payment, which amounted to approximately $75.6 million. Accordingly, Spherion issued approximately 20.8 million shares of Spherion's common stock to former Norrell shareholders and converted existing options to purchase Norrell common stock into options to purchase approximately 1.6 million shares of Spherion common stock. The value of the transaction including stock issued, cash paid and debt assumed, was approximately $650.0 million. Norrell is a strategic workforce management company focusing on IT consulting, flexible staffing (including accounting, administrative and light industrial), outsourcing, search/recruitment (accounting and administrative) and managed staffing (administrative and light industrial). Operations of Norrell were combined with Spherion's existing operating segments effective with the completion of the acquisition. As such, all the discussion in the following Management's Discussion and Analysis includes Norrell's operations in Spherion's operating segments and services from July 2, 1999, unless otherwise stated.

    In 1998, Spherion made one significant acquisition, Computer Power Group Limited (Australian and Asian Operations) or ("Computer Power"). The Computer Power acquisition expanded both Spherion's technology consulting and flexible staffing into Australia and Southeast Asia.

Operating Segments

    Effective in the first quarter of 2000, Spherion changed its basis of segmentation from a geographic approach to the following: Information Technology, Professional Services and Commercial Staffing. Management believes that the new reportable segments better reflect the management and fiscal responsibilities within Spherion subsequent to the Norrell acquisition and integration of its operations. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as income before unallocated central costs, net interest expense, income taxes and special charges (write-down of investment, Year 2000, restructuring and integration costs). All material intercompany revenues and expenses have been eliminated. All previous year amounts have been restated for comparative purposes. See notes to the consolidated financial statements included herein for further discussion and financial information regarding these operating segments.

    Information on operating segments and a reconciliation to earnings before income taxes and extraordinary item for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	Dec. 29, 2000		Dec. 31, 1999		Dec. 25, 1998
		% of Total		% of Total		% of Total
Revenues:
Information Technology	$755,551	20.2%	$781,703	24.7%	$407,711	21.6%
Professional Services	1,306,579	34.9%	951,838	30.0%	601,866	31.8%
Commercial Staffing	1,678,693	44.9%	1,434,430	45.3%	880,536	46.6%

	$3,740,823	100.0%	$3,167,971	100.0%	$1,890,113	100.0%

		% of Revenues		% of Revenues		% of Revenues
Gross Profit:
Information Technology	$241,892	32.0%	$266,279	34.1%	$150,041	36.8%
Professional Services	639,664	49.0%	468,365	49.2%	340,879	56.6%
Commercial Staffing	360,117	21.5%	304,146	21.2%	205,337	23.3%

	$1,241,673	33.2%	$1,038,790	32.8%	$696,257	36.8%

		% of Revenues		% of Revenues		% of Revenues
Segment Operating Margin:
Information Technology	$38,609	5.1%	$70,083	9.0%	$42,340	10.4%
Professional Services	142,403	10.9%	102,267	10.7%	69,830	11.6%
Commercial Staffing	71,587	4.3%	56,228	3.9%	39,842	4.5%

	252,599	6.8%	228,578	7.2%	152,012	8.0%

Unallocated central costs	(51,098)		(34,430)		(22,840)
Interest expense, net	(50,424)		(36,304)		(23,819)
Write-down of investment	(24,766)		—		—
Year 2000 costs	—		(4,420)		—
Restructuring and integration costs	—		(29,542)		—

Earnings before income taxes and extraordinary item	$126,311		$123,882		$105,353

Fiscal 2000 Compared with 1999

    Information Technology.  Revenues decreased 3% to $755.6 million in 2000 from $781.7 million in 1999 due primarily to industry-related decreases in customer demand and absence of longer duration ERP and Y2K-related projects in the 2000 period. Information Technology revenues were also impacted by the trend toward smaller and shorter duration e-solutions projects and away from traditional IT services. On a pro forma basis (including Norrell as if it were acquired at the beginning of 1999), revenues were down 15% from $890.2 million in 1999. The decline in revenues from 1999 pro forma levels was primarily due to the reasons outlined above. Revenues by service line for the year within the group were comprised of 65% consulting, 7% managed staffing, 1% outsourcing, 1% search/recruitment and 26% flexible staffing. As a percentage of total Information Technology revenues, managed staffing increased from a 1999 pro forma level of 5% reflecting increases in help desk services, while consulting revenue decreased from 67% due to the industry-related decreases previously described. All other service line revenue percentages were about the same in 2000 as compared with 1999.

    Gross profit decreased 9% to $241.9 million in 2000 from $266.3 million in 1999 and the overall gross profit percentage decreased to 32.0% in 2000 from 34.1% in 1999 due primarily to lower utilization of consultants. On a pro forma basis, gross profit percentage for 2000 was lower than the 1999 level of 33.4%. This decrease was also due to lower utilization of consultants.

    Segment operating margin (earnings before unallocated central costs, net interest expense, income taxes and special charges) decreased 45% to $38.6 million in 2000 from $70.1 million in 1999. Lower operating margin in 2000 was due primarily to the decrease in gross profit of $24.4 million discussed above, higher operating expenses of $5.4 million and higher amortization expense of $1.7 million. Operating costs as a percentage of revenues, net of the impact from cost reduction initiatives, increased from 24% in 1999 to 26% in 2000 due to Norrell-related integration costs and the overall decline in revenue. Cost-reduction initiatives within this segment have been ongoing and include office closures and headcount reductions. Management has actively addressed the level of infrastructure costs for this business unit, but cost reduction actions have not kept pace with sequential quarterly revenue declines. A major portion of management effort for 2001 is being directed at properly sizing this segment's infrastructure.

    Professional Services.  Revenues increased 37% to $1.31 billion in 2000 from $951.8 million in 1999, with most of the increase due to the acquisition of Norrell's outsourcing business and strong organic growth in the domestic and European search/recruitment businesses. On a pro forma basis, revenues increased 15% from $1.13 billion in 1999 due primarily to growth in outsoucing and European search/recruitment. Revenues by service line within the group were comprised of 4% consulting, 24% outsourcing, 32% search/recruitment and 40% flexible staffing. As a percentage of total Professional Services revenues, search/recruitment revenues increased from a 1999 pro forma level of 28%, while flexible staffing decreased from a 1999 pro forma level of 42%. The shift in mix was due primarily to a strong permanent placement market as unemployment levels were low in most of Spherion's markets during 2000.

    Gross profit increased 37% to $639.7 million in 2000 from $468.4 million in 1999 and the gross profit percentage decreased slightly from 49.2% in 1999 to 49.0% in 2000. On a pro forma basis, gross profit percentage for 2000 was higher than the 1999 level of 45.3% due to the increase in proportion of search/recruitment revenues to total revenue.

    Segment operating margin increased 39% to $142.4 million in 2000 from $102.3 million in 1999. Higher operating margin compared with the prior year was due primarily to the increase in gross profit of $171.3 million discussed above, which was partially offset by higher operating expenses of $128.8 million, mostly for permanent placement commissions, and higher amortization expense of $2.4 million. As a percentage of revenues, operating expenses decreased slightly from 37% in 1999 to 36% in 2000 due primarily to the inclusion of the outsourcing business in 2000 (which classifies most of its expenses in gross profit) and greater leveraging of operating expenses.

    Commercial Staffing.  Revenues increased 17% to $1.68 billion in 2000 from $1.43 billion in 1999 due to the Norrell acquisition. On a pro forma basis, revenues decreased 10% from $1.86 billion due primarily to the impact of Norrell acquisition-related integration efforts, economic slowdown in the U.S. in the fourth quarter of 2000 and elimination of unprofitable and lower margin business. Revenues by service line within the group were comprised of 35% managed staffing, 2% search/recruitment and 63% flexible staffing. As a percentage of total Commercial Staffing revenues, flexible staffing and search/recruitment increased from 1999 pro forma levels of 62% and 1%, respectively, while managed staffing decreased from a 1999 pro forma level of 37%.

    Gross profit increased 18% to $360.1 million in 2000 from $304.1 million in 1999 due primarily to the Norrell acquisition. The gross profit percentage increased to 21.5% in 2000 from 21.2% in 1999 and 21.0% on a 1999 pro forma basis, due to the elimination of lower margin business, reduction in state unemployment taxes and an increase in search/recruitment business.

    Segment operating margin increased 27% to $71.6 million in 2000 from $56.2 million in 1999. Higher operating margin in 2000 was due primarily to the increase in gross profit of $56.0 million discussed above partially offset by higher operating expenses of $35.5 million and higher amortization of $5.1 million, due primarily to the Norrell acquisition. Operating expenses as a percentage of revenue decreased from 17% for 1999 to 16% for 2000, as Spherion was able to leverage fixed costs by eliminating redundant personnel and offices at the time of the Norrell acquisition. The segment operating margin increased from 3.9% of revenues in 1999 to 4.3% in 2000.

    Unallocated Central Costs.  Unallocated central costs increased 48% to $51.1 million in 2000 from $34.4 million in 1999, due primarily to the Norrell acquisition and related integration costs. These costs as a percentage of consolidated revenues increased to 1.4% in 2000 from 1.1% in 1999 due primarily to costs associated with the delay in conversion of Norrell's back and front office systems to common platforms which was substantially completed late in the fourth quarter of 2000.

    Interest Expense, Net.  Interest expense, net increased 39% to $50.4 million in 2000 from $36.3 million in 1999. The increase reflects higher average borrowings outstanding during 2000 related to the Norrell acquisition and increased borrowings to fund higher working capital needs due to an increase in day's sales outstanding, franchise buybacks and earnouts, as well as slightly higher overall average interest rates. Spherion had average borrowings outstanding during 2000 of $813.4 million at an average interest rate including the effects of interest rate swaps of 6.8%. During 1999, Spherion had average borrowings outstanding of $635.4 million at an average interest rate including the effects of interest rate swaps of 6.0%. Interest income remained relatively unchanged at $2.5 million in 2000 compared with $3.0 million in 1999.

    Write-down of Investment.  During the second quarter of 2000, Spherion made an equity investment in Worldwide Xceed Group, Inc., an internet-focused consulting group. In the fourth quarter of 2000, Spherion determined that the decline in value of this investment was other than temporary and recorded a pre-tax charge to earnings of $24.8 million ($15.4 million after-tax, or $0.22 per diluted share).

    Income Taxes.  The effective income tax rate for 2000 was 41.0% compared with 42.8% (or 42.0% before Year 2000 costs and restructuring and integration costs) in 1999. The decrease in the effective rate resulted primarily from higher levels of Work Opportunity tax credits.

    Net Earnings.  Net earnings increased 5% to $74.5 million ($1.16 per diluted share) in 2000 from $70.8 million ($1.27 per diluted share) in the prior year period. Excluding the after-tax impact of special charges (write-down of investment, Year 2000 costs, and restructuring and integration costs) diluted earnings per share were $1.38 in 2000 compared with $1.61 in 1999. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased from 60.8 million in 1999 to 69.8 million in 2000 due to the issuance of 20.8 million shares in July 1999 related to the Norrell acquisition, partially offset by stock repurchases. For 1999, Spherion's fiscal year included 53 weeks whereas 2000 included 52 weeks. The extra week in 1999 resulted in approximately $40.4 million in additional revenue, but net earnings benefited by less than $500,000 as the 53rd week was a holiday week.

Fiscal 1999 Compared with 1998

    Information Technology.  Revenues increased 92% from $407.7 million in 1998 to $781.7 million in 1999. Excluding the impact of Norrell, revenues increased 65% in 1999 compared with 1998. The increase in revenues is due primarily to fourth quarter 1998 acquisitions of Computer Power in Australia and Ouranos in The Netherlands and strong organic growth in IT consulting during the first half of 1999. On a pro forma basis (including Norrell as if it were acquired at the beginning of 1999), revenues by service line for 1999 within this business segment were comprised of 67% consulting, 5% managed staffing, 2% outsourcing, 1% search/recruitment and 25% flexible staffing. As a percentage of total Information Technology revenues, consulting increased from a 1998 level of 63%, while managed staffing revenue decreased from 8% due primarily to the previously mentioned acquisitions. All other service line revenue percentages were about the same in 1999 on a pro forma basis as compared with 1998.

    Gross profit increased 77% from $150.0 million in 1998 to $266.3 million in 1999, however the overall gross profit percentage decreased to 34.1% in 1999 from 36.8% in 1998. Excluding the impact of Norrell in 1999, the gross profit percentage was 35.0%. The decrease in gross profit percentage was due primarily to the inclusion of Computer Power's flexible staffing business in 1999.

    Segment operating margin increased 66% from $42.3 million in 1998 to $70.1 million in 1999. Higher operating margin in 1999 was due primarily to the increase in gross profit of $116.3 million partially offset by increased operating expenses of $83.5 million and higher amortization expense of $5.0 million due primarily to the Computer Power and Norrell acquisitions. Operating costs as a percentage of revenues decreased from 26% in 1998 to 24% in 1999 with higher revenues allowing greater leveraging of expenses.

    Professional Services.  Revenues increased 58% from $601.9 million in 1998 to $951.8 million in 1999. Excluding the impact of Norrell, revenues increased 27% in 1999 compared with 1998. The increase in revenue is due primarily to strong organic growth in European flexible staffing and both European and domestic search/recruitment business. On a pro forma basis, revenues by service line for 1999 within the group were comprised of 5% consulting, 25% outsourcing, 28% search/recruitment and 42% flexible staffing. As a percentage of total Professional Services revenues, outsourcing revenues increased from a 1998 level of 1%, while search/recruitment and flexible staffing decreased from 40% and 54%, respectively. The shift in mix was due primarily to acquired outsourcing business from the Norrell acquisition.

    Gross profit increased 37% from $340.9 million in 1998 to $468.4 million in 1999 and the gross profit percentage decreased from 56.6% in 1998 to 49.2% in 1999. Excluding the impact of Norrell in 1999, the gross profit percentage was 55.9%. The decline in gross profit percentage was due primarily to a change in mix in our European operations as flexible staffing increased as a percentage of total European Professional Services revenue and search/recruitment decreased.

    Segment operating margin increased 46% from $69.8 million in 1998 to $102.3 million in 1999. Higher operating margin compared with the prior year was due primarily to the increase in gross profit of $127.5 million, which was partially offset by higher operating expenses of $92.2 million, due to growth in European search/recruitment business and the impact of the Norrell acquisition, and higher amortization expense of $2.8 million, due to the Norrell acquisition. As a percentage of revenues, operating expenses decreased from 42% for 1998 to 36% in 1999 due primarily to the addition of Norrell's outsourcing business which has a lower proportionate amount of selling, general and administrative expenses.

    Commercial Staffing.  Revenues increased 63% from $880.5 million in 1998 to $1.43 billion in 1999. Excluding the impact of Norrell, revenues increased 19% in 1999 compared with 1998. The increase in revenue was due primarily to increased managed staffing revenue through the expansion in North America of the On-Premise program, increased flexible staffing revenue from the acquisitions of AGO in The Netherlands in July 1998 and Tutor in March 1999, and conversion of a franchise operation to company-

owned. On a pro forma basis, revenues by service line for 1999 within the group were comprised of 37% managed staffing, 1% search/recruitment and 62% flexible staffing. As a percentage of total Commercial Staffing revenues, managed staffing increased from a 1998 level of 30%, while flexible staffing decreased from 68% due primarily to the mix of business acquired in the Norrell acquisition and expansion of On-Premise mentioned previously.

    Gross profit increased 48% from $205.3 million in 1998 to $304.1 million in 1999 and the overall gross profit percentage decreased to 21.2% from 23.3%. Excluding the impact of Norrell in 1999, the gross profit percentage was 21.5%. The decline in gross profit percentage was due primarily to lower pricing associated with business expansion at existing On-Premise clients and higher self-insured workers' compensation costs.

    Segment operating margin increased 41% from $39.9 million in 1998 to $56.2 million in 1999. Higher operating margin in 1999 was due primarily to the increase in gross profit of $98.8 million partially offset by higher operating expenses of $78.6 million and higher amortization expense of $3.9 million, due primarily to the Norrell acquisition. In addition, the increase in operating expenses was due to an increase in licensee commissions. Excluding Norrell, licensee commissions increased consistent with the increase in Spherion licensee revenue. Operating expenses as a percentage of revenue decreased from 18% for 1998 to 17% for 1999 due primarily to the leveraging of expenses and Norrell-related licensee commissions being paid at a lower rate than Spherion licensees.

    Unallocated Central Costs.  Unallocated central costs increased 51% from $22.8 million in 1998 to $34.4 million in 1999 due primarily to costs related to the Norrell acquisition. These costs as a percentage of consolidated revenues of 1.1% in 1999 were slightly lower than the 1998 level of 1.2%.

    Interest Expense, Net.  Interest expense, net increased 52% to $36.3 million in 1999 from $23.8 million in 1998. The increase reflects higher average borrowings outstanding during 1999 to fund acquisitions and lower interest income partially offset by lower average interest rates. Spherion had average borrowings outstanding during 1999 of $635.4 million at an average interest rate including the effects of interest rate swaps of 6.0%. During 1998, Spherion had average borrowings outstanding of $452.5 million at an average interest rate including the effects of interest rate swaps of 6.5%. Interest income was $3.3 million lower in 1999 compared with 1998 due to higher cash balances as a result of second quarter 1998 common stock and notes offerings.

    Year 2000 Costs.  Year 2000 costs represent the costs associated with remediating Norrell's application systems. These costs include both personnel costs related to project management, programming and hardware and software upgrades. Year 2000 costs expensed in 1999 were $4.4 million (or $0.04 per diluted share).

    Restructuring and Integration Costs.  During 1999, Spherion incurred approximately $29.5 million (or $0.30 per diluted share) of restructuring and integration costs related to a plan adopted by management in which certain redundant functions and assets of Spherion, as a result of the Norrell acquisition, were eliminated. See further discussion on these costs in the "Restructuring and Integration" section below.

    Income Taxes.  The effective income tax rate was 42.8% (or 42.0% before Year 2000 costs and restructuring and integration costs) in 1999 compared with 44.4% in 1998. The decrease in the effective rate resulted primarily from an increase in pre-tax earnings, Work Opportunity tax credits and lower state income taxes.

    Net Earnings.  Net earnings increased 21% to $70.8 million ($1.27 per diluted share) from $58.6 million ($1.29 per diluted share) in 1998 before the extraordinary item. Excluding the after-tax impact of special charges (Year 2000 costs and restructuring and integration costs) diluted earnings per share were $1.61. This per share amount represents an increase in 1999 of 25% compared with 1998 (before the extraordinary item). The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased from 48.2 million in 1998 to 60.8 million in 1999 due to the issuance of 20.8 million shares in July 1999 related to the Norrell acquisition. For 1999, Spherion's fiscal year included 53 weeks whereas 1998 included 52 weeks. The extra week in 1999 resulted in approximately $40.4 million in additional revenue, but net earnings benefited by less than $500,000 as the 53rd week was a holiday week.

Liquidity And Capital Resources

  Cash Flow

    Historically, Spherion has financed its operations through cash generated by operating activities and bank lines of credit. Spherion's principal uses of cash are funding acquisitions, capital expenditures, working capital needs and repayment of debt. The nature of Spherion's business requires payment of wages to its flexible staff and consultants on a weekly or bi-weekly basis, while payments from clients are generally received 30-60 days after billing. Spherion believes that its internally generated funds and lines of credit are sufficient to support operating activities during the next 12 months.

    Cash provided by operating activities in 2000 was $146.1 million compared with cash provided in 1999 of $148.1 million and cash provided in 1998 of $70.4 million. Lower operating cash flows during 2000, compared with 1999, resulted from increased working capital needs, partially offset by higher earnings and the impact of higher amortization, depreciation and other non-cash charges. Cash used by changes in working capital was $59.1 million this year compared with $15.4 million last year. The increase in cash used for working capital items resulted primarily from: (1) a decrease in accounts payable, accrued expenses and other liabilities due primarily to the payout of acquisition and restructuring related items; (2) an increase in receivables due to an increase in days sales outstanding offset by (3) a decrease in other assets resulting primarily from the liquidation of certain insurance-related deposits of $12.0 million and the receipt of an $8.0 million tax refund related to the final Norrell tax return. Higher operating cash flows during 1999 compared with 1998 resulted from increased earnings before restructuring costs, higher amortization and depreciation, and increased deferred income tax expense primarily due to the Norrell acquisition. Higher 1999 operating cash flow also resulted from lower receivable levels due to a decrease in day's sales outstanding, the liquidation of certain investments previously held by Norrell and an increase in participants and contributions in the deferred compensation plan. The increase in 1999 operating cash flow was partially offset by higher cash payments to settle liabilities assumed in the acquisition of Norrell and a change in the timing of estimated tax payments in the U.K.

    Investing activities used $168.1 million, $320.5 million and $158.3 million in 2000, 1999 and 1998, respectively. Cash used for investing activities in 2000 reflects the repurchase of license operations to reduce market overlap created by the Norrell acquisition, earnout payments associated with prior acquisitions and strategic investments in eBusiness alliance partners. Investing activities in 2000 also included $56.2 million of capital expenditures primarily for new computer hardware and software to continue to upgrade and expand Spherion's information technology capabilities. Cash used for investing activities in 1999 reflects the acquisition of Norrell, which included cash payments of $87.8 million, the remaining payments of $111.0 million made in the first quarter of 1999 on the December 1998 acquisition of Computer Power, various buybacks of Spherion's license operations, and $55.8 million of capital expenditures primarily related to new computer hardware and software to upgrade and expand Spherion's information technology capabilities including the new front office system within domestic flexible staffing and expenditures associated with Spherion's outsourcing business. Investing activities used $158.3 million in 1998 primarily due to acquisitions in the areas of outplacement and career consulting, technology consulting, accounting search/recruitment and flexible staffing and European flexible staffing. Cash used for investing activities in 1998 also included capital expenditures of $37.5 million primarily also for new computer hardware and software and new office-related expenditures. Spherion expects the level of capital expenditures for 2001 to be approximately 30% lower than 2000. In addition, Spherion plans to pay approximately $23.0 million for earnouts (contingent consideration) associated with prior acquisitions.

    Cash provided by financing activities was $22.9 million, $56.5 million and $225.7 million in 2000, 1999 and 1998, respectively. Cash provided by financing activities in 2000 primarily reflects net borrowings, proceeds from employee stock option and purchase plan activity and treasury share purchases of $33.8 million. During 2000, Spherion purchased approximately 2.6 million shares of its common stock at an average price of $13.04 per share. At December 29, 2000, Spherion had 3.5 million shares remaining to be repurchased under a 4.0 million share repurchase program approved in November 2000. Cash provided by financing activities in 1999 primarily reflects net borrowings for the Norrell and other acquisitions offset by $89.4 million of purchases of Spherion's common stock. As part of the acquisition of Norrell, Spherion assumed $125.5 million in existing Norrell debt, which was repaid with the proceeds of borrowings under Spherion's credit facilities. Cash provided by financing activities in 1998 primarily reflects proceeds from the common stock and notes offerings, offset by repayment of borrowings under Spherion's existing credit facilities. In May 1998, Spherion completed an offering of 7.0 million shares of its common stock, resulting in proceeds to Spherion of approximately $197.0 million net of issuance costs and offering expenses. Concurrently with the common stock Offering, Spherion completed an offering of $207.0 million of 4 1/2% Convertible Subordinated Notes due 2005, resulting in proceeds to Spherion of approximately $201.3 million net of issuance costs and offering expenses. A portion of the proceeds from the common stock and notes offerings was used to repay borrowings under Spherion's existing credit facilities and for acquisitions. The balance of the proceeds was used for general corporate purposes, including strategic acquisitions.

  Financing

    Spherion has a multi-currency syndicated credit agreement ("Revolving Loan Facility") with a total capacity of $675.0 million, which terminates in 2004. Outstanding borrowings at December 29, 2000 subject to this Revolving Loan Facility were $242.0 million in revolving loans and $9.5 million in loan notes to prior shareholders of Michael Page with $221.5 million of the revolving loans and loan notes denominated in British pound sterling and $30.0 million denominated in U.S. dollars. Borrowings under this Revolving Loan Facility are unsecured. The Revolving Loan Facility is available to fund Spherion's acquisitions, to supply working capital and to provide for general corporate needs. Interest rates on amounts outstanding under the Revolving Loan Facility are based on LIBOR plus a variable margin. The Revolving Loan Facility contains customary covenants, which include restrictions on the payment of cash dividends, as well as the maintenance of certain financial ratios including minimum net worth, restrictions on the incurrence of liens and additional indebtedness.

    In July 1999, Spherion also added a loan facility secured by Spherion's accounts receivable of $250.0 million ($214.4 million outstanding at December 29, 2000) ("Accounts Receivable Securitization") and issued a $53.0 million Australian dollar term financing ($37.4 million outstanding at December 29, 2000). Interest rates on the Accounts Receivable Securitization borrowings and the Australian dollar term financing are based on commercial paper market rates and Australian bank bills plus a variable margin, respectively. In addition, Spherion has established short-term, unsecured lines of credit with certain banks. Interest rates on these lines of credit are based on LIBOR and are available to fund Spherion's short-term capital requirements. There was approximately $403.8 million available for future borrowings under these agreements at December 29, 2000.

    As part of the sale of Michael Page, Spherion expects to repay the borrowings under the Revolving Loan Facility, the Australian dollar-term financing and the Accounts Receivable Securitization and renegotiate terms on its remaining credit facilities to more closely match future borrowing requirements.

    In October 2000, Spherion issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC. In May 1998, Spherion issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 1, 2005. See notes to the consolidated financial statements for discussion of the 4 1/2% Convertible Subordinated Notes.

Restructuring and Integration

    During 1999, Spherion incurred approximately $29.5 million of restructuring and integration costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion, as a result of the Norrell acquisition, would be eliminated. This included restructuring charges of $12.8 million and nonrecurring integration costs of $16.7 million.

    Restructuring costs and charges of $12.8 million include employee severance costs of approximately $3.7 million and facility closure costs of $7.0 million primarily relating to the elimination of redundant branch locations. The facility closure costs include approximately $5.0 million in lease termination costs and approximately $2.0 million in losses on the disposition of facility related fixed assets, primarily the write-off of leasehold improvements on closed branch locations and write-down of furniture and fixtures to their estimated fair value, determined by comparable market information. In addition, as part of the Plan, Spherion recorded a charge of approximately $2.1 million for the write-off of certain software programs that will no longer be utilized as a result of the acquisition. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down.

    During the second quarter of 2000, remaining accruals of approximately $3.0 million were identified that were not needed, primarily the result of the buyout of existing lease obligations at better than expected rates and this $3.0 million was reversed to income. Spherion then undertook additional restructuring actions in the amount of $3.2 million. These additional actions included the elimination of 71 positions, with most of these positions being administrative personnel within the Information Technology segment, and the closure of an additional 14 offices.

    An analysis of the restructuring accrual is as follows (dollar amounts in thousands):

	Original Plan Charge	Utilized During Fiscal 1999	Accrual at Dec. 31, 1999	Reversal of Over Accrual	2000 Restructuring Actions	Utilized During Fiscal 2000	Accrual at Dec. 29, 2000
Facility closures	$6,992	$(1,340)	$5,652	$(2,007)	$845	$(2,898)	$1,592
Severance	3,650	(1,465)	2,185	(978)	2,399	(2,540)	1,066
Asset write-offs	2,108	(2,108)	—	—	—	—	—

Total charge	$12,750	$(4,913)	$7,837	$(2,985)	$3,244	$(5,438)	$2,658

Number of offices	43	(22)	21	—	14	(35)	—
Number of personnel	160	(48)	112	(74)	71	(102)	7

    The remaining accruals, which are included in accounts payable and accrued expenses, relate to lease payments on closed offices that will be paid out through 2004 and severance costs which will be paid out during 2001.

    Nonrecurring integration costs of approximately $16.7 million included approximately $7.6 million in cost relating to employees whose positions were eliminated and were involved solely in exit functions and systems integrations, approximately $5.0 million in consulting costs primarily related to systems integrations, approximately $2.6 million for a one-time acquisition completion incentive bonus, approximately $0.7 million in relocation of employees and approximately $0.8 million in other related integration costs. Substantially all these costs were paid by December 31, 1999, and any remaining amounts were paid by December 29, 2000.

Inflation

    The effects of inflation on Spherion's operations were not significant during the periods presented in the financial statements.

Impact of the Euro

    The Euro was introduced on January 1, 1999, at which time the participating European Monetary Union member countries established fixed conversion rates between their existing currencies (legacy currencies) and the Euro. The legacy currencies will continue to be used as legal tender through January 1, 2002. Spherion has initiated an internal analysis regarding the business and systems issues related to the Euro conversion and has begun a comprehensive action plan to ensure that all necessary modifications are made on a timely basis. The costs of addressing the Euro conversion are not expected to be material. Depending upon the type of cost, the amount will be charged to operations as incurred or capitalized as software consistent with Spherion's policies. Spherion believes that the conversion to the Euro will not have a significant impact on the marketing strategy for Spherion's international operations. Spherion has studied the implications of the overall Euro conversion and does not expect it to have a material impact on Spherion's financial condition or results of operations upon adoption.

Seasonality And Cyclicality Of Business

    Spherion's businesses are not seasonal in nature. However, the staffing industry has historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. Spherion believes that the balance between its service lines somewhat reduces the impact of cyclicality, but the company remains subject to economic downswings and upswings. Spherion's business unit, Talent Solutions, which specializes in outplacement, is also expected to mitigate the impact of cyclicality as outplacement growth rates amplify during a slower economy, offsetting other services, which may be fairly sensitive to economic declines.

Other

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Spherion will adopt the provisions of SFAS No. 133, as amended, in the first quarter of 2001 and record a cumulative pre-tax reduction to earnings of $1.8 million ($1.1 million after-tax).

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides specific guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Spherion's revenue recognition policies were conformed to the provisions of SAB 101 in the fourth quarter of 2000. Such action did not have a material impact on results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 29, 2000, Spherion maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on Spherion's financial condition.

    Spherion's outstanding variable rate debt at December 29, 2000 and December 31, 1999 was $569.1 million and $522.7 million, respectively. Interest rates on the Revolving Loan Facility and other short-term borrowings are based on LIBOR plus a variable margin. Interest rates on the Accounts Receivable Securitization borrowings and the Australian dollar term financing are based on commercial paper market rates and Australian bank bills plus a variable margin, respectively. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $5.7 million and $5.2 million in 2000 and 1999, respectively, on an annual basis not considering the offset of the interest rate swap discussed below.

    Spherion utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable-rate debt. Spherion had a variable-to-variable interest rate swap agreement outstanding as of December 29, 2000 and December 31, 1999 with the notional amount of $112.0 million and $121.4 million, respectively, which effectively converts interest from a British pound LIBOR basis to a broader index and caps Spherion's exposure to upward movement in rates at 8.5%. This agreement expires in 2002. The fair value of the outstanding interest rate swap as of December 29, 2000 and December 31, 1999 was $1.6 million and $1.3 million, respectively. Spherion expects to terminate this swap agreement as a result of the anticipated sale of Michael Page as most variable-rate debt is expected to be retired.

    In May 1998, Spherion issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of Spherion's fixed rate convertible subordinated debt as of December 29, 2000 and December 31, 1999 was $140.6 million and $183.7 million, respectively, compared with the related carrying value of $207.0 million.

    The purpose of Spherion's foreign exchange hedging activities is to mitigate the impact of changes in foreign currency exchange rates. Spherion attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas that are considered for hedging include foreign currency denominated receivables and payables, intercompany loans, firm committed transactions and dividends related to foreign subsidiaries. Spherion uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Spherion does not enter into forward contracts for trading purposes. At December 29, 2000 and December 31, 1999, Spherion had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $82.6 million and $76.9 million, respectively. Termination of the foreign currency forward contracts as of December 29, 2000 and December 31, 1999 would have resulted in a gain of $11.4 million and a loss of $0.1 million, respectively.

Forward-looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Spherion. Spherion and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to Spherion's stockholders. Statements contained in this Annual Report filed on Form 10-K which may be forward-looking but are not limited to statements regarding the following: (i) Spherion's plans, intentions and expectations with respect to its future prospects, including its business and growth strategies; (ii) industry trends and competitive conditions; (iii) expected capital expenditures to be made in the future; (iv) resolution of pending litigation without material adverse effect on Spherion; (v) Spherion's expectations about the transition to the Euro; (vi) Spherion's quantitative and qualitative estimates as to market risk; and (vii) Spherion's plans with respect to the sale of Michael Page. These forward-looking statements are subject to a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from Spherion's beliefs or expectations are the following: industry trends and trends in the general economy; competitive factors in the markets in which Spherion operates; changes in regulatory requirements which are applicable to Spherion's business; and other factors referenced herein or from time to time in Spherion's filings with the Securities and Exchange Commission.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  of Spherion Corporation
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Spherion Corporation (formerly Interim Services Inc.) and subsidiaries ("Spherion") as of December 29, 2000 and December 31, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Spherion's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spherion Corporation and subsidiaries as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 8, 2001, except for paragraph 5 of the Commitments and Contingencies footnote, as to which the date is March 7, 2001

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(amounts in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Revenues	$3,740,823	$3,167,971	$1,890,113
Cost of services	2,499,150	2,129,181	1,193,856

Gross profit	1,241,673	1,038,790	696,257

Selling, general and administrative expenses	925,927	738,728	493,744
Licensee commissions	70,871	71,750	50,791
Amortization of intangibles	43,374	34,164	22,550
Interest expense	52,947	39,294	30,157
Interest income	(2,523)	(2,990)	(6,338)
Write-down of investment	24,766	—	—
Year 2000 costs	—	4,420	—
Restructuring and integration costs	—	29,542	—

	1,115,362	914,908	590,904

Earnings before income taxes and extraordinary item	126,311	123,882	105,353
Income taxes	51,785	53,049	46,776

Earnings before extraordinary item	74,526	70,833	58,577
Extraordinary item—early extinguishment of debt, net of income taxes of $1,849	—	—	2,773

Net earnings	$74,526	$70,833	$55,804

Basic earnings per share:
Earnings before extraordinary item	$1.17	$1.29	$1.32
Extraordinary item	—	—	(0.06)

Net earnings	$1.17	$1.29	$1.26

Diluted earnings per share:
Earnings before extraordinary item	$1.16	$1.27	$1.29
Extraordinary item	—	—	(0.06)

Net earnings	$1.16	$1.27	$1.23

Basic weighted average shares outstanding	63,728	54,949	44,237

Diluted weighted average shares outstanding	69,757	60,837	48,244

See notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	Dec. 29, 2000	Dec. 31, 1999
Assets
Current Assets:
Cash and cash equivalents	$38,457	$37,539
Receivables, less allowance for doubtful accounts of $21,643 and $16,956	607,438	560,713
Deferred tax asset	29,946	45,686
Other current assets	49,288	64,452

Total current assets	725,129	708,390
Goodwill, net	1,334,754	1,270,562
Tradenames and other intangibles, net	180,611	200,909
Property and equipment, net	149,093	135,976
Deferred tax asset	59,740	51,952
Other assets	33,893	71,112

	$2,483,220	$2,438,901

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$286,203	$216,108
Accounts payable and other accrued expenses	179,387	223,409
Accrued salaries, wages and payroll taxes	220,442	184,611
Other current liabilities	31,453	33,774

Total current liabilities	717,485	657,902
Long-term debt, net of current portion	282,914	306,611
Convertible subordinated notes	206,997	207,000
Other long-term liabilities	85,274	108,128

Total liabilities	1,292,670	1,279,641

Commitments and contingencies (see footnotes)	—	—
Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,425 shares	653	653
Treasury stock, at cost, 3,587,793 and 1,751,143 shares	(50,732)	(31,628)
Additional paid-in capital	870,202	868,572
Retained earnings	407,624	333,098
Accumulated other comprehensive loss	(37,197)	(11,435)

Total stockholders' equity	1,190,550	1,159,260

	$2,483,220	$2,438,901

See notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For Fiscal Years Ended December 29, 2000, December 31, 1999 and December 25, 1998
(amounts in thousands, except share data)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 26, 1997	$397	$—	$260,067	$206,461	$6,667	$473,592

Comprehensive income:
Net earnings	—	—	—	55,804	—	55,804
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	503	503

Comprehensive income						56,307

Sale of 7,000,000 shares of common stock in a public offering, net	70	—	196,945	—	—	197,015
Proceeds from exercise of employee stock options, including tax benefit	5	—	8,966	—	—	8,971
Proceeds from issuance of shares under Employee Stock Purchase Plan	1	—	2,054	—	—	2,055

Balance as of December 25, 1998	473	—	468,032	262,265	7,170	737,940

Comprehensive income:
Net earnings	—	—	—	70,833	—	70,833
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(18,605)	(18,605)

Comprehensive income						52,228

Purchase of treasury stock	—	(89,368)	—	—	—	(89,368)
Common stock issued and treasury stock reissued in connection with the Norrell acquisition	175	54,182	383,025	—	—	437,382
Proceeds from exercise of employee stock options, including tax benefit	3	1,498	4,821	—	—	6,322
Proceeds from issuance of shares under Employee Stock Purchase Plan	2	1,651	1,481	—	—	3,134
Treasury stock reissued and compensation earned in connection with deferred compensation	—	409	11,236	—	—	11,645
Other	—	—	(23)	—	—	(23)

Balance as of December 31, 1999	653	(31,628)	868,572	333,098	(11,435)	1,159,260

Comprehensive income:
Net earnings	—	—	—	74,526	—	74,526
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(26,183)	(26,183)
Unrealized gain on investment	—	—	—	—	421	421

Comprehensive income						48,764

Purchase of treasury stock	—	(33,819)	—	—	—	(33,819)
Proceeds from exercise of employee stock options, including tax benefit	—	7,851	(1,748)	—	—	6,103
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	5,398	(1,525)	—	—	3,873
Treasury stock reissued and compensation earned in connection with deferred compensation	—	1,466	4,895	—	—	6,361
Other	—	—	8	—	—	8

Balance as of December 29, 2000	$653	$(50,732)	$870,202	$407,624	$(37,197)	$1,190,550

See notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Years Ended
	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Cash Flows from Operating Activities:
Earnings before extraordinary item	$74,526	$70,833	$58,577
Adjustments to reconcile earnings to net cash from operating activities:
Depreciation and amortization	80,882	65,151	44,351
Deferred income tax expense/(benefit)	13,020	8,174	(5,206)
Write-down of investment	24,766	—	—
Restructuring charge	—	12,650	—
Other non-cash items	11,992	6,692	1,602
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(52,236)	(43,309)	(47,645)
Other assets	19,394	6,404	(5,199)
Accounts payable, accrued expenses and other liabilities	(26,229)	21,554	23,911

Net Cash Provided by Operating Activities	146,115	148,149	70,391

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(101,111)	(269,189)	(136,223)
Capital expenditures	(56,230)	(55,778)	(37,502)
Investment in equity securities	(26,765)	—	—
Proceeds from the sale of HealthCare business, net	—	—	15,410
Other	16,039	4,498	—

Net Cash Used in Investing Activities	(168,067)	(320,469)	(158,315)

Cash Flows from Financing Activities:
Debt proceeds	93,769	284,257	205,730
Debt repayments	(38,920)	(134,487)	(186,843)
Net proceeds from common stock offering	—	—	197,015
Purchase of treasury stock	(33,819)	(89,368)	—
Proceeds from exercise of employee stock options and stock purchase plan	9,042	8,092	8,728
Other, net	(7,202)	(11,949)	1,038

Net Cash Provided by Financing Activities	22,870	56,545	225,668

Increase/(decrease) in cash and cash equivalents	918	(115,775)	137,744
Cash and cash equivalents, beginning of period	37,539	153,314	15,570

Cash and cash equivalents, end of period	$38,457	$37,539	$153,314

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$49,394	$58,506	$44,435
Interest	$53,477	$34,759	$32,896
Non-cash activities:
Loan notes and convertible promissory notes issued in connection with acquisitions	$26,388	$—	$—
Payable in connection with purchase of Computer Power	$—	$—	$111,008
Stock issuance in connection with the Norrell acquisition	$—	$383,200	$—
Reissuance of treasury stock in connection with the Norrell acquisition	$—	$54,182	$—

See notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business — Spherion Corporation and subsidiaries ("Spherion"), formerly Interim Services Inc., is a human capital management company which currently operates in 13 countries: Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, New Zealand, Singapore, Spain, The Netherlands, the United Kingdom and the United States. Through its three operating segments: Information Technology; Professional Services; and Commercial Staffing, Spherion provides the following services: consulting, managed staffing; outsourcing; search/recruitment; and flexible staffing. Spherion's services focus on providing professionals in the fields of information technology, finance, law, manufacturing and human resources, as well as clerical, administrative and light industrial staffing. In most of its operating segments Spherion provides the five primary services indicated above.

    Principles of Consolidation — The consolidated financial statements include the accounts of Spherion Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been restated to conform to the current year presentation.

    Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from those estimates.

    Fiscal Year — Spherion's fiscal year is comprised of 52 or 53 weeks, ending on the last Friday in December. The fiscal years ended December 29, 2000 and December 25, 1998 were 52 weeks. The fiscal year ended December 31, 1999 was 53 weeks.

    Cash and Cash Equivalents — Spherion considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

    Allowance for Doubtful Accounts — Spherion carries accounts receivable at the amount it estimates to be collectible. Accordingly, Spherion provides allowances for accounts receivable it estimates to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

    Investments — Spherion's investments are classified as available-for-sale securities, reported at fair value and are included in "Other assets" in the Consolidated Balance Sheets. Unrealized gains and losses are reported, net of tax, as a component of stockholders' equity. Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine cost of securities sold.

    During the second quarter of 2000, Spherion made an equity investment in Worldwide Xceed Group, Inc., an internet-focused consulting group. In the fourth quarter of 2000, Spherion determined that the decline in value of this investment was other than temporary and recorded a pre-tax charge to earnings of $24.8 million ($15.4 million after-tax, or $0.22 per diluted share).

    Intangible Assets — Intangible assets consist principally of goodwill and tradenames and are being amortized on a straight-line basis over periods of approximately 38 years. Spherion evaluates the recoverability of intangible assets, as well as amortization periods, to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate. Recoverability is determined through evaluation of anticipated cash flows on an undiscounted basis. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the intangible asset's carrying value in excess of fair value.

    Property and Equipment — Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term using the straight-line method. Maintenance and repairs, which do not improve or extend the life of an asset, are expensed as incurred.

    Accrued Self-Insurance Losses — Spherion retains a portion of the risk under its workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Workers' compensation losses, general liability/professional liability and employment practices liability losses have been discounted at approximately 6.0% at December 29, 2000 and December 31, 1999. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Spherion funds portions of its retained risks through deposits with insurance carriers and others. These deposits are reflected in "other current assets" on the accompanying Consolidated Balance Sheets and reflect the estimated fair market value of such amounts.

    Foreign Currency Translation — Spherion's foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders' equity as part of accumulated other comprehensive loss.

    Revenue Recognition — Spherion generates revenues from sales of services by its own branch and licensed operations and from royalties earned on sales of services by its franchise operations. Franchise royalties, which are included in revenues, were $8.0 million, $8.8 million and $9.4 million for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. Revenues and the related labor costs and payroll taxes are recorded in the period in which flexible staffing services are performed. Revenues on placements are recognized when services provided are substantially completed. Allowances are established to estimate losses due to placed candidates not remaining employed for Spherion's guarantee period.

    Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records franchise royalties, based upon the contractual percentage of franchise sales, in the period in which the franchisee provides the service. Under the second form (termed "licensee" by Spherion), revenues generated by the licensee and related direct costs are included as part of Spherion's revenues and cost of services, respectively. The net distribution paid to the licensee is based upon a percentage of the gross profit generated, and is captioned "licensee commissions" in the Consolidated Statements of Earnings.

    Income Taxes — Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Spherion does not provide for U.S. income taxes on the undistributed earnings of foreign operations as such earnings are considered to be invested for an indefinite period of time and such earnings will only be repatriated when tax effective to do so. At December 29, 2000 and December 31, 1999, undistributed earnings of foreign subsidiaries totaled $104.7 million and $33.4 million, respectively. It is not practicable to estimate the amount of the deferred tax liability on such earnings; however, foreign tax credits would be available to reduce U.S. income taxes in the event of distribution of earnings of foreign subsidiaries.

    Earnings Per Share — Basic earnings per share is computed by dividing Spherion's earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing Spherion's earnings plus the after-tax interest on convertible notes, by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, primarily stock options and convertible subordinated notes. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

    Derivative Financial Instruments — Spherion enters into interest rate swap agreements and foreign exchange forward contracts as part of the management of its interest rate and foreign currency exchange rate exposures; it has no derivative financial instruments held for trading purposes and none of the instruments are leveraged. All financial instruments are put into place to hedge specific exposures. Amounts to be paid or received under swap agreements are recognized over the terms of the agreements as adjustments to interest expense. Amounts receivable or payable under the agreements are included in receivables or accrued expenses in the Consolidated Balance Sheets. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recorded in net earnings in the period in which the underlying transaction is recorded.

    Stock-based Compensation — Spherion accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Spherion's stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock or deferred stock units granted is recognized in the period the compensation is earned and measured using the quoted market price on the effective grant date.

    Research and Development Syndicates — Spherion participated in two research and development syndicates ("R&D Syndicates") through its Australian subsidiary. The R&D Syndicates were formed under special legislation in Australia to promote research and development projects. The R&D Syndicates had the ability to exercise put options up through June 2002 to sell project results back to Spherion for a return of escrowed amounts. Both syndicates exercised their put options during the fourth quarter of 2000 and Spherion returned escrowed funds of approximately $25.0 million to the R&D Syndicates. At December 31, 1999, the amount of the escrow of $29.6 million was included in other assets and the put option of $29.6 million was included in accounts payable and other long-term liabilities in the accompanying Consolidated Balance Sheet. No amounts were outstanding at December 29, 2000.

    New Accounting Pronouncements and Interpretations — In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement" or "SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Spherion will adopt the provisions of SFAS No. 133, as amended, in the first quarter of 2001 and record a cumulative pre-tax reduction to earnings of $1.8 million ($1.1 million after-tax).

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides specific guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Spherion's revenue recognition policies were conformed to the provisions of SAB 101 in the fourth quarter of 2000. Such action did not have a material impact on results of operations.

ACQUISITIONS AND DISPOSITION

  Acquisitions

    NORRELL CORPORATION — On July 2, 1999, Spherion completed its acquisition of Norrell. Norrell is a strategic workforce management company focusing on IT consulting, flexible staffing (including accounting, administrative and light industrial), outsourcing, search/recruitment (accounting and administrative) and managed staffing (administrative and light industrial). Norrell shareholders received either a 0.9 share of Spherion common stock or a cash payment of $18.76 per share. The holders of approximately 13% of Norrell's common stock elected to receive cash in lieu of Spherion stock and Spherion issued approximately 20.8 million shares to former Norrell shareholders and converted existing Norrell stock options into options to purchase approximately 1.6 million shares of Spherion common stock. The value of the transaction including stock issued, cash paid and debt assumed, was approximately $650.0 million. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operations of Norrell are included in the Consolidated Statements of Earnings from the date of acquisition. Norrell's tangible and intangible assets and liabilities have been adjusted to their fair market values in the accompanying Consolidated Balance Sheets. The excess of the purchase price over the fair market value of Norrell's net tangible assets was approximately $537.0 million, which is being amortized over 40 years.

    COMPUTER POWER GROUP LIMITED — During December 1998, Spherion acquired Computer Power for approximately $124.4 million plus liabilities assumed. Computer Power provides information technology services, including consulting, flexible staffing, education and training services with offices in Australia, New Zealand, Hong Kong, the U.K. and Singapore. This acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Computer Power are included in the Consolidated Statements of Earnings from the date of acquisition. Computer Power's operations were immaterial to Spherion's Consolidated Statements of Earnings in fiscal 1998. At December 31, 1999, the excess of the purchase price over the fair value of the net tangible assets acquired was $134.6 million. This amount has been allocated to goodwill based upon an independent valuation performed to assist management in this allocation and is being amortized over 40 years. In 1999, Spherion paid the remaining purchase price of $111.0 million.

    OTHER ACQUISITIONS — During 2000, 1999, and 1998, Spherion made certain other acquisitions that were accounted for under the purchase method of accounting. Their operations are included in the Consolidated Statements of Earnings from the dates of acquisition. In addition, Spherion made earnout payments associated with previous acquisitions.

    The fair value of assets acquired and liabilities assumed (excluding cash acquired) in connection with all acquisitions follows (in thousands):

	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Working capital (deficit)	$(23)	$179,415	$(1,537)
Goodwill and tradenames	126,576	578,162	132,042
Other net assets	946	78,044	14,300
Debt assumed	—	(129,050)	(8,582)

Net assets acquired	$127,499	$706,571	$136,223

    Net assets acquired in the year ended December 29, 2000 include $26.4 million for the non-cash issuance of convertible promissory notes in conjunction with a current period acquisition and issuance of loan notes in conjunction with prior period acquisitions. In the year ended December 31, 1999, net assets acquired included the non-cash issuance of stock to Norrell stockholders in the amount of $437.4 million.

  Unaudited Pro Forma Financial Information

    The following unaudited pro forma information presents the results of operations of Spherion for the years ended December 31, 1999 and December 25, 1998 as if the acquisitions of Norrell, Computer Power and other acquisitions had occurred at the beginning of the periods presented (in thousands, except for per share data):

	Dec. 31, 1999	Dec. 25, 1998
Revenues	$3,903,452	$3,531,109
Earnings before extraordinary item	76,903	81,334
Net earnings	76,903	78,561
Earnings per share before extraordinary item:
Basic	$1.17	$1.25
Diluted	1.16	1.23
Basic weighted average shares outstanding	65,750	65,038
Diluted weighted average shares outstanding	71,638	69,045

    The pro forma consolidated results of operations are based on historical financial information of Spherion and include adjustments to give effect to the following: additional amortization of goodwill and other intangibles arising from the transactions; increased interest on borrowings to finance the acquisitions; reduced depreciation related to the disposition and write-down of certain fixed assets; the elimination of the operating results of Norrell's home health aide business which has been classified as an asset held for sale; elimination of one-time costs incurred by Norrell and Computer Power related to their being acquired by Spherion; and certain other adjustments, together with estimated related income tax effects. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions occurred on the date indicated, or of future results of operations of the consolidated entities. Pro forma results of operations have not been presented for 2000 because the effects of these acquisitions were not significant.

  Anticipated Sale of Michael Page

    In January 2001, management announced its intention to sell 100% of Michael Page Group Plc ("Michael Page") in an initial public offering (IPO) on the London Stock Exchange. Management undertook a review of Michael Page's role within Spherion's overall operating structure and concluded that a sale of Michael Page was the best overall strategic decision in order to maximize Spherion's investment in Michael Page.

    The sale is currently expected to be completed at the end of the first quarter or the beginning of the second quarter of 2001. Michael Page provides flexible staffing and search/recruitment services primarily within the finance, banking and marketing fields in the U.K., continental Europe, Asia, Australia, U.S. and Brazil. Michael Page has been consolidated with Spherion's operating results in the Professional Services segment since its acquisition in April 1997 and summarized operating results for Michael Page are as follows (in thousands):

	Fiscal Years Ended
	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Revenues	$645,998	$530,642	$424,218
Cost of services	253,173	225,671	179,712

Gross profit	392,825	304,971	244,506
Selling, general and administrative expenses	281,953	216,402	170,372
Amortization of intangibles	12,024	12,763	13,091

Earnings before interest and taxes	$98,848	$75,806	$61,043

    Spherion's investment in Michael Page was approximately $300 million at December 29, 2000.

RESTRUCTURING AND INTEGRATION

    During 1999, Spherion incurred approximately $29.5 million of restructuring and integration costs related to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion, as a result of the Norrell acquisition, would be eliminated. This included restructuring charges of $12.8 million and nonrecurring integration costs of $16.7 million.

    Restructuring costs and charges of $12.8 million include employee severance costs of approximately $3.7 million and facility closure costs of $7.0 million primarily relating to the elimination of redundant branch locations. The facility closure costs include approximately $5.0 million in lease termination costs and approximately $2.0 million in losses on the disposition of facility related fixed assets, primarily the write-off of leasehold improvements on closed branch locations and write-down of furniture and fixtures to their estimated fair value, determined by comparable market information. In addition, as part of the Plan, Spherion recorded a charge of approximately $2.1 million for the write-off of certain software programs that will no longer be utilized as a result of the acquisition. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down.

    During the second quarter of 2000, remaining accruals of approximately $3.0 million were identified that were not needed, primarily the result of the buyout of existing lease obligations at better than expected rates and this $3.0 million was reversed to income. Spherion then undertook additional restructuring actions in the amount of $3.2 million. These additional actions included the elimination of 71 positions, with most of these positions being administrative personnel within the Information Technology segment, and the closure of an additional 14 offices.

    An analysis of the restructuring accrual is as follows (dollar amounts in thousands):

	Original Plan Charge	Utilized During Fiscal 1999	Accrual at Dec. 31, 1999	Reversal of Over Accrual	2000 Restructuring Actions	Utilized During Fiscal 2000	Accrual at Dec. 29, 2000
Facility closures	$6,992	$(1,340)	$5,652	$(2,007)	$845	$(2,898)	$1,592
Severance	3,650	(1,465)	2,185	(978)	2,399	(2,540)	1,066
Asset write-offs	2,108	(2,108)	—	—	—	—	—

Total charge	$12,750	$(4,913)	$7,837	$(2,985)	$3,244	$(5,438)	$2,658

Number of offices	43	(22)	21	—	14	(35)	—
Number of personnel	160	(48)	112	(74)	71	(102)	7

    The remaining accruals, which are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets, relate to lease payments on closed offices that will be paid out through 2004 and severance costs which will be paid out during 2001.

    Nonrecurring integration costs of approximately $16.7 million included approximately $7.6 million in costs relating to employees whose positions were eliminated and were involved solely in exit functions and systems integrations, approximately $5.0 million in consulting costs primarily related to systems integrations, approximately $2.6 million for a one-time acquisition completion incentive bonus, approximately $0.7 million in relocation of employees and approximately $0.8 million in other related integration costs. Substantially all these costs were paid by December 31, 1999, and any remaining amounts were paid by December 29, 2000.

INTANGIBLE ASSETS

    A summary of intangible assets follows (in thousands):

	Weighted Average Life (in years)	Dec. 29, 2000	Weighted Average Life (in years)	Dec. 31, 1999
Goodwill	38	$1,455,712	39	$1,355,985
Tradenames	40	199,086	40	215,411
Other	5	330	5	564

	38	1,655,128	39	1,571,960
Less accumulated amortization		(139,763)		(100,489)

		$1,515,365		$1,471,471

    Amortization of intangible assets for the years ended December 29, 2000, December 31, 1999 and December 25, 1998 amounted to $43.4 million, $34.2 million and $22.6 million, respectively.

PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

	Life (in years)	Dec. 29, 2000	Dec. 31, 1999
Land	—	$4,167	$4,167
Buildings	10-40	15,686	15,117
Equipment	3-8	206,216	170,641
Software, primarily third party purchased software	3-5	18,205	17,384
Leasehold improvements and other	3-5	22,376	17,500

		266,650	224,809
Less accumulated depreciation and amortization		(117,557)	(88,833)

		$149,093	$135,976

    Depreciation and amortization of property and equipment for the years ended December 29, 2000, December 31, 1999 and December 25, 1998 amounted to $37.5 million, $31.0 million, and $21.8 million, respectively.

LONG-TERM DEBT

    A summary of long-term debt follows (in thousands):

	Dec. 29, 2000	Dec. 31, 1999
Revolving Loan Facility due 2004:
British pound sterling denominated borrowings	$212,006	$261,339
U.S. dollar denominated borrowings	30,000	5,000
U.S. dollar convertible subordinated notes, due 2005	206,997	207,000
U.S. dollar convertible promissory notes, due 2005	8,000	—
U.S. dollar loan facility, secured by accounts receivable, due 2001	214,432	158,618
Australian dollar term loan, due 2006	37,364	50,459
Other foreign debt, with interest rates ranging from 5.4% to 7.0%	42,359	34,330
Loan notes denominated in British pound sterling, due 2001	24,952	12,954
Other domestic debt	4	19

	776,114	729,719
Less current maturities of long-term debt	(286,203)	(216,108)
Less U.S. dollar convertible subordinated notes, due 2005	(206,997)	(207,000)

	$282,914	$306,611

    Spherion has a multi-currency syndicated credit agreement ("Revolving Loan Facility") with a total capacity of $675.0 million, which terminates in 2004. This agreement provides a multi-currency revolving loan facility and also allows for and guarantees sterling denominated loan notes due to certain former shareholders of Michael Page. Borrowings under this facility are unsecured and interest rates on amounts outstanding under the revolving loan and loan notes are based on LIBOR plus a variable margin. The facility contains customary covenants, which include restrictions on the payment of cash dividends, as well as the maintenance of certain financial ratios including minimum net worth, restrictions on the incurrence of liens and additional indebtedness. The average interest rates on outstanding borrowings under the Revolving Loan Facility, including the effects of interest rate swaps, for the years ended December 29, 2000 and December 31, 1999 were 7.9% and 6.7%, respectively.

    The U.S. dollar convertible subordinated notes (the "Notes") are convertible into common stock at any time prior to maturity at a conversion rate of 26.8052 shares per each $1,000 principal amount, equivalent to a conversion price of approximately $37.31 per share. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year at a rate of 4 1/2%. The Notes are redeemable, in whole or in part, at the option of Spherion at any time on or after June 1, 2001 at the redemption prices (together with accrued interest to the redemption date) set forth below. Such redemption prices (expressed as a percentage of principal amount) are as follows for the 12-month period beginning on June 1 of the following years:

Year	Redemption Price
2001	102.571%
2002	101.929%
2003	101.286%
2004	100.643%
June 1, 2005 and thereafter	100.000%

    The Notes are unsecured obligations subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture) of Spherion and will be effectively subordinated in right of payment to all Senior Debt and other liabilities of Spherion and Spherion's subsidiaries. The Notes will not restrict Spherion or its subsidiaries from incurring additional Senior Debt or other indebtedness. The Notes were issued in May 1998 and a portion of the proceeds were used to repay existing debt and related interest rate swap agreements and resulted in an extraordinary charge for the early extinguishments of debt of $2.8 million ($4.6 million before tax) or $0.06 per diluted share in 1998.

    In July 1999, Spherion also added a $250.0 million facility ("U.S. dollar loan facility") secured by Spherion's accounts receivable under which $214.4 million was outstanding at December 29, 2000. This facility is due in June 2001, can be extended annually and interest is based on commercial paper market rates plus a margin, and the total rate on average was 6.8% for the year ended December 29, 2000.

    In 1999, Spherion also issued $53.0 million of Australian dollar financing which is due in 2006. As of December 29, 2000, borrowings outstanding were $37.4 million. The Australian dollar financing is unsecured and interest is based on Australian bank bills plus a variable margin and the total rate on average was 8.3% for the year ended December 29, 2000.

    As of December 29, 2000, Spherion had the ability to borrow $403.8 million under the Revolving Loan Facility and other available lines. Maturities of debt outstanding at December 29, 2000 are $286.2 million, $242.0 million and $215.0 million in 2001, 2004 and 2005, respectively. For 2002 and 2003, there are no maturities of debt outstanding at December 29, 2000.

    As part of the sale of Michael Page, Spherion expects to repay the borrowings under the Revolving Loan Facility and the U.S. dollar loan facility, secured by accounts receivable. Spherion also expects to decrease the amount of credit available under those two facilities to more closely match future borrowing requirements.

INCOME TAXES

    A summary of the provision for income taxes follows (in thousands):

	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Current tax expense:
Federal	$3,479	$14,646	$24,058
State and local	2,297	2,776	5,745
Foreign	32,989	27,453	22,179

	38,765	44,875	51,982

Deferred tax expense (benefit):
Federal	9,091	4,308	(3,100)
State and local	761	1,188	(715)
Foreign	3,168	2,678	(1,391)

	13,020	8,174	(5,206)

Total provision for income taxes	$51,785	$53,049	$46,776

    The following table reconciles the U.S. Federal income tax rate to Spherion's effective tax rate:

	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Statutory Rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of Federal benefit	1.6	2.1	3.1
Nondeductible amortization of intangibles	9.6	7.8	5.7
Wages to work credits	(3.9)	(2.3)	(0.8)
Other, net	(1.3)	0.2	1.4

Effective tax rate	41.0%	42.8%	44.4%

    Significant components of Spherion's deferred tax assets and liabilities are as follows (in thousands):

	Dec. 29, 2000	Dec. 31, 1999
Current deferred tax assets (liabilities):
Self-insurance	$13,683	$11,387
Sale of HealthCare business	2,010	2,891
Accrued expenses, including acquisition and restructure costs	10,965	23,749
Receivables allowances	5,795	6,352
Foreign and other	(2,507)	1,307

	29,946	45,686

Noncurrent deferred tax assets (liabilities):
Employee benefits, primarily deferred compensation	16,440	13,343
Self-insurance	18,913	15,171
Fixed assets	(2,000)	(3,513)
Intangible assets	14,985	27,937
Investment in equity securities	9,136	—
Foreign tax credits	18,600	22,000
Other	2,266	(986)

	78,340	73,952
Valuation allowance	(18,600)	(22,000)

	59,740	51,952

Net deferred tax assets	$89,686	$97,638

    As of December 29, 2000, Spherion had foreign tax credit carryforwards of $18.6 million that will expire in 2004. A valuation allowance has been provided against this available credit. Additionally, Spherion has net operating loss carryforwards of approximately $8.0 million in Australia that will be recognized when realized and will begin to expire in 2011. Spherion has reviewed its net deferred tax asset and believes that a valuation allowance is not required, other than for foreign tax credits.

EMPLOYEE BENEFIT PLANS

    Spherion has a voluntary defined contribution 401(k) benefit plan covering substantially all eligible U.S. employees. Spherion's subsidiary, Michael Page, operates a defined contribution plan covering substantially all eligible employees. Spherion contributions to the plans are based on employee contributions, the level of Spherion match and, in the U.S., the attainment of certain financial objectives.

Contributions, net of forfeitures, by Spherion under the plans amounted to $6.2 million, $7.3 million and $3.7 million for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively.

    Spherion also has a non-qualified deferred compensation plan for those highly compensated employees who are not eligible to participate in Spherion's 401(k) benefit plan. The plan allows eligible employees to defer receipt of a portion of their compensation. Employee deferrals earn a return based on each employee's elected hypothetical plan investments including amounts represented by deferred stock units of Spherion's common stock. Spherion matches and accrues certain amounts deferred pursuant to this plan based upon the same criteria as the 401(k) plan. All Spherion matches are represented by deferred stock units of Spherion's common stock. The plan is not funded but Spherion has investments in company owned life insurance policies in the amount of $15.2 million and $13.6 million at December 29, 2000 and December 31, 1999, respectively, and the earnings from these investments partially offset Spherion's cost of providing the benefit. The deferred compensation, along with company matching amounts and accumulated investment earnings, is accrued. Such accrual amounted to $29.4 million and $24.5 million at December 29, 2000 and December 31, 1999, respectively. The deferred compensation and company matching of amounts represented by deferred stock units of Spherion are included in additional paid-in capital in the Consolidated Balance Sheets.

    Spherion has adopted an Employee Stock Purchase Plan that provides substantially all eligible employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The aggregate amount an employee may purchase each calendar year is limited to a maximum of 15% of an employee's compensation up to $25,000 of stock. There were 296,794 and 356,576 shares issued in 2000 and 1999, respectively, under this plan. In 2000, an additional 1,000,000 shares were authorized for issuance to and purchase by eligible employees. A total of 950,638 shares are available as of December 29, 2000 for purchase under the plan which expires on July 1, 2002.

STOCK-BASED COMPENSATION PLANS

    Spherion has three primary stock option plans, the 2000 Stock Incentive Plan, the 1997 Stock Option Plan for employees of Michael Page and the 1994 Stock Option Plan for Franchisees, Licensees and Agents. Under the plans, options may be granted to outside directors, employees of Spherion and its subsidiaries, franchisees, licensees and agents to purchase Spherion's common stock for periods not to exceed ten years at a price that is not less than 100% of fair market value on the date of grant. Options granted under all plans are exercisable cumulatively 20% to 100% each year beginning one year after the initial date of grant. At December 29, 2000 and December 31, 1999, Spherion had 691,000 and 833,000 shares, respectively, reserved for future grants under these plans.

    During 2000, Spherion granted approximately 284,000 deferred stock units of Spherion's common stock with prices ranging from $11.31 to $18.69. The deferred stock units vest between one and seven years or a shorter period based upon certain earnings performance criteria. The value of these deferred stock units is being amortized ratably over the vesting period.

    Changes under these stock option plans for 2000, 1999 and 1998 were as follows:

	Dec. 29, 2000		Dec. 31, 1999		Dec. 25, 1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	8,264,123	$20.35	4,140,866	$20.24	3,101,604	$16.28
Granted	2,560,486	12.68	4,135,119	20.71	1,719,176	25.60
Converted from Norrell options	—	—	1,612,446	20.13	—	—
Exercised	(391,786)	13.18	(401,965)	14.77	(497,841)	14.07
Forfeited	(719,078)	21.43	(1,222,343)	22.78	(182,073)	20.43

Outstanding at end of year	9,713,745	$18.54	8,264,123	$20.35	4,140,866	$20.24

Options exercisable at end of year	4,179,135	$19.78	2,677,204	$17.92	1,321,478	$15.10

    The following table summarizes information about fixed stock options outstanding at December 29, 2000:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at Dec. 29, 2000		Weighted Average Exercise Price	Number Exercisable at Dec. 29, 2000	Weighted Average Exercise Price
$ 0.00-$ 9.99	49,883	2.65	$6.51	49,883	$6.51
$10.00-$14.99	2,966,302	8.35	11.56	719,800	12.16
$15.00-$19.99	2,427,557	6.78	18.96	1,600,899	18.72
$20.00-$24.99	2,803,648	8.36	21.35	945,085	21.25
$25.00-$29.99	1,407,707	6.49	26.83	814,751	27.02
$30.00-$35.56	58,648	7.05	31.42	48,717	31.40

	9,713,745	7.65	$18.54	4,179,135	$19.78

    Spherion accounts for stock-based compensation using the intrinsic value method of accounting as prescribed by APB Opinion No. 25. Using this method, no compensation expense has been recorded for its stock option plans. The following table summarizes the impact on net earnings and earnings per share had Spherion adopted the fair value based method prescribed by FAS 123, "Accounting for Stock-Based Compensation" (in thousands, except per share amounts) for the fiscal years ended:

	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Net earnings:
As reported	$74,526	$70,833	$55,804
Pro forma	67,027	63,398	51,808
Earnings per share:
Basic:
As reported	1.17	1.29	1.26
Pro forma	1.05	1.15	1.17
Diluted:
As reported	1.16	1.27	1.23
Pro forma	1.05	1.14	1.15

    The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Expected life (in years)	3	2	2
Interest rate	5.97%	5.34%	5.51%
Volatility	47.00%	39.00%	32.91%
Weighed average per share fair value	$4.61	$5.30	$6.25

STOCKHOLDER RIGHTS PLAN

    On February 17, 1994, Spherion's Board of Directors adopted a rights plan to protect stockholders in the event of an unsolicited attempt to acquire Spherion which is not believed by the Board of Directors to be in the best interest of stockholders. Under the plan, a dividend of one right (a "Right") per share was declared and paid on each share of Spherion's common stock outstanding on April 1, 1994. As to shares issued after such date, rights will automatically attach to them after their issuance.

    Under the plan, registered holders of each Right may purchase from Spherion one one-hundredth of a share of a new class of Spherion's preferred stock, $0.01 par value per share, at a price of $150.00, subject to adjustment, when the Rights become exercisable. The Rights become exercisable when a person or group of persons acquires 15% or more of the outstanding shares of Spherion's common stock without the prior written approval of Spherion's Board of Directors (an "Unapproved Stock Acquisition"), and after ten business days following the commencement of a tender offer that would result in an Unapproved Stock Acquisition. If a person or group of persons makes an Unapproved Stock Acquisition, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of Spherion's common stock having a market value equal to twice the exercise price of the Right. In the event of an Unapproved Stock Acquisition, and if following the Unapproved Stock Acquisition, Spherion is involved in either (i) a merger or (ii) a sale of 50% or more of Spherion's assets or earning power, then in such case, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the common stock of the acquiring company having a market value equal to twice the exercise price of the Right.

    After an Unapproved Stock Acquisition, but before any person or group of persons acquires 50% or more of the outstanding shares of Spherion's common stock, the Board of Directors may exchange all or part of the then outstanding and exercisable Rights for common stock at an exchange ratio of one share of common stock per Right. Upon any such exchange, the right of any holder to exercise a Right terminates.

    Spherion may redeem the Rights at a price of $0.01 per Right at any time prior to an Unapproved Stock Acquisition. The Rights expire on April 1, 2004, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of Spherion, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share.

FINANCIAL INSTRUMENTS AND FAIR VALUES

    Spherion utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Spherion had a variable-to-variable interest rate swap agreement outstanding as of December 29, 2000 with the notional amount of $112.0 million which effectively converts interest from a British LIBOR basis to a broader index and caps Spherion's exposure to upward movement in rates at 8.5%. Spherion received an average variable rate of 6.2% and paid an average variable rate of 6.7% during the twelve months ended December 29, 2000. This agreement expires in 2002. The notional amount outstanding at December 31, 1999 was $121.4 million. Spherion received an average variable rate of 5.9% and paid an average variable rate of 6.1% during the twelve months ended December 31, 1999.

    In June 1998, Spherion terminated variable-to-fixed interest rate swap agreements in the notional amount of $100.0 million when Spherion repaid the related U.S. dollar denominated debt. Spherion received an average variable rate of 5.7% and paid an average fixed rate of 6.2% during the twelve months ended December 25, 1998. Also in June 1998, Spherion terminated variable-to-variable interest rate swap agreements in the notional amount of $100.0 million when Spherion repaid the related U.S. dollar-denominated debt. Spherion received an average variable rate of 7.0% and paid an average variable rate of 6.0% during the twelve months ended December 25, 1998. The costs to terminate the variable-to-variable and variable-to-fixed interest rate swap agreements in June 1998 are included in the extraordinary charge for early extinguishment of debt.

    At December 29, 2000, Spherion had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $82.6 million for the purpose of hedging intercompany amounts outstanding with its Australian operations. At December 31, 1999, Spherion had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $76.9 million for the purpose of hedging intercompany amounts outstanding with its Australian operations.

    Exposure to market risk on interest rate and foreign currency financial instruments results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to Spherion's interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade A or better. Spherion is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value as stated below. Spherion believes the risk of incurring losses due to credit risk is remote.

    The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The cost to terminate the outstanding interest rate swap and the book value as of December 29, 2000 were approximately $1.8 million and a $0.2 million payable, respectively. The cost to terminate the outstanding interest rates swaps as of December 31, 1999 was $1.3 million. Book value at December 31, 1999 was a $0.1 million payable. Termination of the foreign currency forward contracts as of December 29, 2000 and December 31, 1999, would have resulted in a gain of $11.4 million and a loss of $0.1 million in 2000 and 1999, respectively. In estimating the fair value of its derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. The cost to terminate Spherion's fixed-rate convertible subordinated debt as of December 29, 2000 and December 31, 1999 was $140.6 million and $183.7 million, respectively, with a $207.0 million carrying value. The fair value of Spherion's fixed-rate debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

COMMITMENTS AND CONTINGENCIES

    Substantially all of Spherion's field operations are conducted in leased premises. Spherion also leases computer equipment. Total lease expense for the years ended December 29, 2000, December 31, 1999 and December 25, 1998 was $51.6 million, $37.6 million and $25.2 million, respectively. Future minimum lease payments under non-cancelable leases as of December 29, 2000 are $52.7 million, $44.2 million, $35.7 million, $26.7 million and $19.9 million in 2001, 2002, 2003, 2004 and 2005, respectively.

    In the year 2001, Spherion plans to pay approximately $23.2 million for earnouts (contingent consideration) associated with prior Spherion and Norrell acquisitions.

    Spherion had outstanding irrevocable letters of credit of approximately $55.3 million (same as fair value) and surety bonds outstanding of approximately $23.8 million. These instruments primarily collateralize Spherion's recorded obligations under certain workers' compensation insurance programs.

    Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion's management does not expect that the outcome of any of these lawsuits, individually or collectively, will have a material adverse effect on the company's financial condition, results of operations or cash flows.

    On March 7, 2001, Spherion was notified by Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. (collectively, the "Interim HealthCare Plaintiffs") of their plans to file on April 2, 2001, an amended complaint in connection with Spherion's divestiture of Interim HealthCare and for a transfer from the Superior Court of the State of Delaware in New Castle County to the Delaware Court of Chancery. The amended complaint outlines three counts: breach of contract, reformation and equitable rescission. The Interim HealthCare Plaintiffs are seeking damages of $20 million, a reduction of the purchase price of $50 million or rescission of the contract. Management believes that the resolution of this matter will not have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

SEGMENT INFORMATION

    Effective in the first quarter of 2000, Spherion changed its basis of segmentation from a geographic approach to the following: Information Technology, Professional Services and Commercial Staffing. Management believes that the new reportable segments better reflect the management and fiscal responsibilities within Spherion subsequent to the Norrell acquisition and integration of its operations. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as income before unallocated costs and central costs, net interest expense, income taxes and special charges (write-down of investment, Year 2000 costs and restructuring and integration costs). All material intercompany revenues and expenses have been eliminated. Asset information by reportable segment is not presented due to the fact that such information is not produced internally. All previous year amounts have been restated for comparative purposes.

    Information on operating segments and a reconciliation to earnings before income taxes and extraordinary item for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998
Revenues:
Information Technology	$755,551	$781,703	$407,711
Professional Services	1,306,579	951,838	601,866
Commercial Staffing	1,678,693	1,434,430	880,536

	$3,740,823	$3,167,971	$1,890,113

Gross Profit:
Information Technology	$241,892	$266,279	$150,041
Professional Services	639,664	468,365	340,879
Commercial Staffing	360,117	304,146	205,337

	$1,241,673	$1,038,790	$696,257

Segment Operating Margin:
Information Technology	$38,609	$70,083	$42,340
Professional Services	142,403	102,267	69,830
Commercial Staffing	71,587	56,228	39,842

	252,599	228,578	152,012
Unallocated central costs	(51,098)	(34,430)	(22,840)
Interest expense, net	(50,424)	(36,304)	(23,819)
Write-down of investment	(24,766)	—	—
Year 2000 costs	—	(4,420)	—
Restructuring and integration costs	—	(29,542)	—

Earnings before income taxes and extraordinary item	$126,311	$123,882	$105,353

Depreciation expense:
Information Technology	$8,413	$9,488	$5,961
Professional Services	18,789	12,987	7,903
Commercial Staffing	10,306	8,512	7,937

	$37,508	$30,987	$21,801

Services Information
Revenues:
Consulting	$538,809	$544,108	$286,250
Managed Staffing	645,679	550,342	294,753
Outsourcing	325,520	170,888	21,417
Search/Recruitment	451,090	333,199	257,507
Flexible Staffing	1,779,725	1,569,434	1,030,186

	$3,740,823	$3,167,971	$1,890,113

Georgraphic Information
Revenues:
North America	$2,732,535	$2,274,293	$1,382,383
Europe	776,231	642,828	455,845
Australia/Asia	232,057	250,850	51,885

	$3,740,823	$3,167,971	$1,890,113

Long-Lived Assets:
North America	$99,107	$92,337	$55,069
Europe	41,711	35,580	28,130
Australia/Asia	8,275	8,059	7,423

	$149,093	$135,976	$90,622

    Spherion has no single customer representing greater than 10% of revenues. Revenues in the U.K. were $487.0 million, $401.3 million and $318.0 million for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. Long-lived assets in the U.K. were $18.7 million, $19.4 million and $17.6 million at December 29, 2000, December 31, 1999 and December 25, 1998, respectively.

QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except share data)

    The following is a tabulation of the quarterly results of operations for the fiscal years ended December 29, 2000 and December 31, 1999.

	Quarter Ended
	Dec. 29, 2000	Sept. 29, 2000	June 30, 2000	March 31, 2000	Dec. 31, 1999	Sept. 24, 1999	June 25, 1999	March 26, 1999
Revenues	$898,795	$936,744	$947,022	$958,262	$1,038,446	$956,419	$607,075	$566,031
Gross profit	294,485	309,537	323,255	314,396	316,076	300,199	217,645	204,870
Net earnings (loss) (a)	(2,259)	24,373	27,704	24,708	22,757	13,353	18,839	15,884
Basic earnings (loss) per share (a)	(0.04)	0.38	0.43	0.38	0.35	0.21	0.42	0.34
Diluted earnings (loss) per share (a)	(0.01)	0.37	0.42	0.37	0.35	0.21	0.40	0.33
Share price:
High	12 3/4	20 3/16	21 3/8	27 7/16	24 13/16	23 1/4	23 7/16	24
Low	9 7/8	11 1/2	16 1/4	16 1/2	15 1/8	15 1/8	14 1/4	13 3/4

(a)
The fourth quarter of 2000 includes the write-down of the investment in Worldwide Xceed Group, Inc., which resulted in an after-tax charge of $15.4 million or $0.24 per basic share and $0.22 per diluted share.

EARNINGS PER SHARE

    The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for earnings before extraordinary item.

	Fiscal Years Ended
	(amounts in thousands, except per share amounts)
	Dec. 29, 2000			Dec. 31, 1999			Dec. 25, 1998
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount	Earnings before extra- ordinary item	Shares	Per Share Amount
Basic EPS	$74,526	63,728	$1.17	$70,833	54,949	$1.29	$58,577	44,237	$1.32

Effect of Dilutive Securities:
Stock options and other dilutive securities	—	396		—	339		—	778
Convertible subordinated notes	6,126	5,633		6,167	5,549		3,471	3,229

Diluted EPS	$80,652	69,757	$1.16	$77,000	60,837	$1.27	$62,048	48,244	$1.29

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in the registrant's principal accountants during the two most recent fiscal years or any subsequent interim time period.

PART III

Items 10, 11, 12 and 13.

    Information regarding executive officers of the Registrant is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12 and 13 of this Part III is omitted because, no later than 120 days from December 29, 2000, Spherion will file and distribute its definitive proxy statement containing the information required by such Items. Such omitted information is incorporated herein by this reference.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

    The following consolidated financial statements of Spherion Corporation and subsidiaries are filed as part of this Report:

  (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as part of this Report:

      Schedule II—Valuation and Qualifying Accounts

    Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the financial statements or notes thereto.

  (3) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of the registrant, as last amended on July 7, 2000, filed as Exhibit 3.1 to the registrant's Report on Form 8-K filed July 7, 2000, is incorporated herein by reference.
3.2	By-Laws of registrant, amended and restated as of December 29, 2000, filed as Exhibit 3.2 hereto.
4.1	Form of Stock Certificate, filed as Exhibit 4.1 hereto.
4.2
Rights Agreement dated as of March 17, 1994 between the registrant and Boatmen's Trust Company, filed as Exhibit 1.1 to the registrant's Form 8-A filed April 11, 1994, is incorporated herein by reference.

4.3
Restated Certificate of Designation, Preferences and Rights of Participating Preferred Stock of the registrant as filed with the Secretary of State of the State of Delaware, filed as Exhibit 4.3 to the registrant's Report on Form 8-K filed July 7, 2000, is incorporated herein by reference.
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
4.6
Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of the registrant, as last amended July 7, 2000, filed as Exhibit 4.6 to the registrant's Form 10-Q for the quarter ended June 30, 2000, are incorporated herein by reference.
4.7	Sections Four through Twelve and Thirty-five through Forty-one of the Bylaws of the registrant, amended and restated as of December 29, 2000, filed as Exhibit 4.7 hereto.
4.8	Certificate of Increase of Shares Designated as Participating Preferred Stock, filed as Exhibit 2.2 to the registrant's Form 8-A/A2, dated November 3, 1997, is incorporated herein by reference.
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
4.10
Amendment No. 3, dated as of January 20, 1998, to Rights Agreement dated as of March 17, 1994, between the registrant and ChaseMellon Shareholder Services LLC., filed as Exhibit 4.10 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.
4.11
Amendment No. 4, dated as of November 21, 2000, to Rights Agreement dated March 17, 1994, between the registrant, ChaseMellon Shareholder Services LLC and the Bank of New York, filed as Exhibit 4.11 hereto.
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
10.20	Spherion Corporation Stock Purchase Assistance Plan, filed as Exhibit 10.20 to the registrant's Form 10-Q for the quarter ended September 29, 2000, is incorporated herein by reference.
10.21
Amendment Agreement No. 1, dated as of June 1, 1997, to the Credit Agreement dated as of May 1, 1997, between the registrant and NationsBank filed as Exhibit 10.17 to the registrant's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.
10.22	Spherion Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.22 hereto.
10.23
Receivables Sale Agreement, dated as of July 1, 1999, between the registrant and each of its direct and indirect wholly-owned subsidiaries who from time to time thereafter becomes a Seller thereunder and Interim Services Receivables Corp, filed as Exhibit 10.13 to the registrant's Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference.

10.24
Credit and Security Agreement, dated as of July 1, 1999, by and among Interim Services Receivables Corp., the registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and The First National Bank of Chicago, filed as Exhibit 10.14 to the registrant's Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference.
10.25
Amendment No. 1 to the Credit and Security Agreement dated as of October 19, 1999, by and among Interim Services Receivables Corp., the registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and The First National Bank of Chicago, filed as Exhibit 10.25 to the registrant's Form 10-K for the fiscal year ended December 31, 1999, is incorporated herein by reference.
10.26
Joinder Agreement dated as of October 19, 1999 by and among Norrell Corporation, American Technical Resources, Inc., CallTask Incorporated, Comtex Information Systems, Inc., Dynamic Temporary Services, Inc., a Georgia corporation, NorCross Teleservices, Inc., Norrell Information Services, Inc., Norrell Resources Corporation, Norrell Services of Texas, Inc., Norrell Services, Inc., Norrell Temporary Services Inc., Tascor Incorporated, Tascor Resources Corporation, Interim Atlantic Enterprises LLC, Interim Pacific Enterprises LLC, and Interim Services Receivables Corp., filed as Exhibit 10.26 to the registrant's Form 10-K for the fiscal year ended December 31, 1999, is incorporated herein by reference.
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
10.39	Spherion Corporation 2000 Employee Stock Purchase Plan, filed as Exhibit 10.39 hereto.

10.40
Amendment No. 2 dated March 10, 2000, to the Credit and Security Agreement dated as of July 1, 1999, by and among Interim Services Receivables Corp. (now known as Spherion Receivables Corp.) the registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, NA (f/k/a The First National Bank of Chicago), filed as Exhibit 10.40 to the registrant's Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
10.41
Amendment No. 3 dated June 29, 2000, to the Credit and Security Agreement dated as of July 1, 1999, by and among Interim Services Receivables Corp. (now known as Spherion Receivables Corp.) the registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, NA (f/k/a The First National Bank of Chicago), filed as Exhibit 10.41 to the registrant's Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
10.42
Amendment No. 4 dated July 31, 2000, to the Credit and Security Agreement dated as of July 1, 1999, by and among Interim Services Receivables Corp. (now known as Spherion Receivables Corp.) the registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, NA (f/k/a The First National Bank of Chicago), filed as Exhibit 10.42 to the registrant's Form 10-Q for the quarter ended September 29, 2000, is incorporated herein by reference.
10.43
Amendment No. 5 dated September 15, 2000, to the Credit and Security Agreement dated as of July 1, 1999, by and among Interim Services Receivables Corp. (now known as Spherion Receivables Corp.) the registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, NA (f/k/a The First National Bank of Chicago), filed as Exhibit 10.43 to the registrant's Form 10-Q for the quarter ended September 29, 2000, is incorporated herein by reference.
10.44	First Amendment dated March 5, 1999, to the Interim Services Inc. Deferred Compensation Plan, filed as Exhibit 10.44 hereto.
10.45	Second Amendment dated June 14, 1999, to the Interim Services Inc. Deferred Compensation Plan, filed as Exhibit 10.45 hereto.
10.46	Third Amendment dated August 1, 2000, to the Interim Services Inc. Deferred Compensation Plan, filed as Exhibit 10.46 hereto.
10.47	Employment Agreement dated February 29, 2000, by and between Interim Services Inc. and Wayne D. L'Heureux, filed as Exhibit 10.47 hereto.
10.48	Change In Control Agreement dated February 29, 2000 by and between Interim Services Inc. and Wayne D. L'Heureux, filed as Exhibit 10.48 hereto.
11.	See "Earnings Per Share" in the Notes to Consolidated Financial Statements included at page 48 herein.
21.	Subsidiaries of the registrant, filed as Exhibit 21 hereto.
23.1	Consent of Deloitte & Touche LLP, filed as Exhibit 23.1 hereto.

(b) REPORTS ON FORM 8-K

    During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

(c) EXHIBITS FILED WITH THIS FORM

Exhibit Number	Exhibit Name
3.2	By-Laws of registrant, amended and restated as of December 29, 2000.
4.1	Form of Stock Certificate.
4.7	Sections Four though Twelve and Thirty-five through Forty-one of the By-Laws of the registrant, amended and restated as of December 29, 2000.
4.11	Amendment No. 4 dated as of November 21, 2000, to Rights Agreement dated March 17, 1994 between the registrant, ChaseMellon Shareholder Services, LLC and The Bank of New York.
10.22	Spherion Corporation 2000 Stock Incentive Plan.
10.39	Spherion Corporation 2000 Employee Stock Purchase Plan.
10.44	First Amendment dated March 5, 1999, to the Interim Services Inc. Deferred Compensation Plan.
10.45	Second Amendment dated June 14, 1999, to the Interim Services Inc. Deferred Compensation Plan.
10.46	Third Amendment dated August 1, 2000, to the Interim Services Inc. Deferred Compensation Plan.
10.47	Employment Agreement dated February 29, 2000, by and between Interim Services Inc. and Wayne D. L'Heureux.
10.48	Change In Control Agreement dated February 29, 2000, by and between Interim Services Inc. and Wayne D. L'Heureux.
21.	Subsidiaries of the registrant.
23.1	Consent of Deloitte & Touche LLP.

(d) OTHER FINANCIAL STATEMENTS

    There were no other financial statements of the type described in subparagraph (d) of Item 14 of Part IV required to be filed herein.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPHERION CORPORATION
March 16, 2001	By	/s/ RAYMOND MARCY Raymond Marcy, Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Director
/s/ WILLIAM F. EVANS William F. Evans	Director
/s/ JEROME B. GROSSMAN Jerome B. Grossman	Director
/s/ CINDA A. HALLMAN Cinda A. Hallman	Director
/s/ RAYMOND MARCY Raymond Marcy	Director
/s/ GUY W. MILLNER Guy W. Millner	Director
/s/ J. IAN MORRISON J. Ian Morrison	Director
/s/ A. MICHAEL VICTORY A. Michael Victory	Director

(Signed as to each on March 16, 2001)

Signature	Title

/s/ RAYMOND MARCY Raymond Marcy	Chairman, President and Chief Executive Officer (principal executive officer)
/s/ ROY G. KRAUSE Roy G. Krause	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ MARK W. SMITH Mark W. Smith	Vice President Finance and Administration (principal accounting officer)

(Signed as to each on March 16, 2001)

SPHERION CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal Year Ended December 25, 1998
Allowance for doubtful accounts	$(5,229)	$(6,946)	$(363)	$3,601	$(8,937)

Accumulated Amortization:
Goodwill	$(40,402)	$(16,828)	$(43)	$12	$(57,261)
Tradenames	(4,142)	(5,558)	(25)	204	(9,521)
Other	(2,700)	(164)	—	2,312	(552)

	$(47,244)	$(22,550)	$(68)	$2,528	$(67,334)

Fiscal Year Ended December 31, 1999
Allowance for doubtful accounts	$(8,937)	$(6,685)	$(5,944)	$4,610	$(16,956)

Accumulated Amortization:
Goodwill	$(57,261)	$(28,605)	$443	$—	$(85,423)
Tradenames	(9,521)	(5,422)	320	21	(14,602)
Other	(552)	(137)	—	225	(464)

	$(67,334)	$(34,164)	$763	$246	$(100,489)

Fiscal Year Ended December 29, 2000
Allowance for doubtful accounts	$(16,956)	$(9,907)	$(2,429)	$7,649	$(21,643)

Accumulated Amortization:
Goodwill	$(85,423)	$(38,100)	$2,565	$—	$(120,958)
Tradenames	(14,602)	(5,100)	1,208	19	(18,475)
Other	(464)	(174)	—	308	(330)

	$(100,489)	$(43,374)	$3,773	$327	$(139,763)

QuickLinks

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Items 10, 11, 12 and 13.
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K