Form 10-Q
period 2001-03-30
SPHERION CORP
filed 2001-05-11
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

Commission file number: 0-23198

SPHERION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3536544 (I.R.S. Employer Identification Number)
2050 Spectrum Boulevard, Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip code)

(954) 938-7600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK-$.01 PAR VALUE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on April 27, 2001 was 58,386,357.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	March 30, 2001	March 31, 2000
Revenues	$854,644	$958,262
Cost of services	565,072	643,866

Gross profit	289,572	314,396

Selling, general and administrative expenses	233,604	230,529
Licensee commissions	14,077	18,869
Amortization of intangibles	11,306	10,566
Interest expense	13,780	12,468
Interest income	(685)	(633)
Restructuring, asset impairments and other charges	63,648	—
Unrealized gains on foreign currency transactions related to Michael Page	(11,353)	—

	324,377	271,799

Earnings (loss) before income taxes and cumulative effect of change in accounting	(34,805)	42,597
Income tax expense (benefit)	(12,017)	17,889

Earnings (loss) before cumulative effect of change in accounting	(22,788)	24,708
Cumulative effect of change in accounting, net of income taxes of $681	(1,114)	—

Net earnings (loss)	$(23,902)	$24,708

Earnings (loss) per share — Basic:
Earnings (loss) before cumulative effect of change in accounting	$(0.38)	$0.38
Cumulative effect of change in accounting	(0.02)	—

	$(0.39)	$0.38

Earnings (loss) per share — Diluted:
Earnings (loss) before cumulative effect of change in accounting	$(0.38)	$0.37
Cumulative effect of change in accounting	(0.02)	—

	$(0.39)	$0.37

Shares used in computation of earnings (loss) per share:
Basic	60,607	64,222
Diluted	60,607	70,772

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 30, 2001	December 29, 2000
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$50,151	$38,457
Receivables, less allowance for doubtful accounts of $10,563 and $21,643	416,976	607,438
Deferred tax asset	32,368	29,946
Other current assets	69,658	49,288
Michael Page net assets held for disposition	484,045	—

Total current assets	1,053,198	725,129
Goodwill and other intangibles, net	1,033,346	1,515,365
Property and equipment, net	110,173	149,093
Deferred tax asset	72,338	59,740
Other assets	31,496	33,893

	$2,300,551	$2,483,220

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$594,464	$286,203
Accounts payable and other accrued expenses	149,447	179,387
Accrued salaries, wages and payroll taxes	118,205	220,442
Other current liabilities	28,129	31,453

Total current liabilities	890,245	717,485
Long-term debt	9,011	282,914
Convertible subordinated notes	206,997	206,997
Other long-term liabilities	86,205	85,274

Total liabilities	1,192,458	1,292,670

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,425 shares	653	653
Treasury stock, at cost, 7,073,489 and 3,587,793 shares, respectively	(83,248)	(50,732)
Additional paid-in capital	869,229	870,202
Retained earnings	383,722	407,624
Accumulated other comprehensive loss	(62,263)	(37,197)

Total stockholders' equity	1,108,093	1,190,550

	$2,300,551	$2,483,220

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Three Months Ended
	March 30, 2001	March 31, 2000
Cash Flows from Operating Activities:
Earnings (loss) before cumulative effect of change in accounting	$(22,788)	$24,708
Adjustments to reconcile earnings (loss) before cumulative effect of change in accounting to net cash from operating activities:
Depreciation and amortization	21,395	19,671
Deferred income tax benefit	(23,139)	—
Restructuring, asset impairments and other charges	63,648	—
Unrealized gains on foreign currency transactions related to Michael Page	(11,353)	—
Other non-cash charges	4,407	2,786
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	41,880	(19,779)
Other assets	(3,739)	10,227
Accounts payable, accrued liabilities and other liabilities	(52,722)	7,959

Net Cash Provided by Operating Activities	17,589	45,572

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(10,220)	(53,527)
Capital expenditures	(12,211)	(10,977)
Other	(4,827)	3,233

Net Cash Used in Investing Activities	(27,258)	(61,271)

Cash Flows from Financing Activities:
Debt proceeds	87,774	13,579
Debt repayments	(25,984)	(7,618)
Purchase of treasury stock	(35,150)	—
Proceeds from exercise of employee stock options and stock purchase plan	827	6,208
Other, net	(6,104)	(3,495)

Net Cash Provided by Financing Activities	21,363	8,674

Increase/(decrease) in cash and cash equivalents	11,694	(7,025)
Cash and cash equivalents, beginning of period	38,457	37,539

Cash and cash equivalents, end of period	$50,151	$30,514

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The condensed consolidated financial statements of Spherion Corporation and subsidiaries ("Spherion"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Spherion's consolidated financial statements and notes thereto for each of the fiscal years in the three-year period ended December 29, 2000 included in Spherion's Annual Report on Form 10-K.

    The condensed consolidated financial statements for the three months ended March 30, 2001 and March 31, 2000 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the financial position, results of operations and cash flows for such periods. Results for the three months ended March 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending December 28, 2001.

2. Subsequent Event—Sale of Michael Page

    Spherion completed the initial public offering of shares of Michael Page International plc, disposing of 100% of the Company's interest at the beginning of the second quarter of 2001. Including the over-allotment option exercised by the underwriters, Spherion's proceeds were approximately $710 million, net of taxes and expenses. Spherion will record an after-tax gain on the transaction of $186 million; $179 million recorded in the second quarter of 2001 combined with the $7 million, after-tax, recorded in the first quarter of 2001 related to foreign currency gains on forward contracts. The results of Michael Page have been included in the statements of operations and cash flows for the first quarter 2001. The required pro forma financial information is included in Item 5—Other Information of this filing.

3. Comprehensive Income (Loss)

    Comprehensive income (loss), which totaled ($49.0) million and $16.7 million for the three months ended March 30, 2001 and March 31, 2000, respectively, is comprised of net earnings (loss) of ($23.9) million and $24.7 million, respectively, foreign currency translation adjustments of ($25.5) million and ($8.0) million, respectively, and an unrealized gain, net of tax, on equity securities of $0.4 million in 2001.

4. Earnings Per Share

    Basic earnings per share is computed by dividing Spherion's net earnings (loss) by the weighted average number of shares outstanding during the period.

    When not anti-dilutive, diluted earnings per share is computed by dividing Spherion's net earnings (loss) plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

    The following table reconciles the numerator (net earnings or loss) and denominator (shares) of the basic and diluted earnings (loss) per share computations for net earnings (loss).

	Three Months Ended (unaudited, amounts in thousands, except per share amounts)
	March 30, 2001			March 31, 2000
	Net Loss	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Basic EPS	$(23,902)	60,607	$(0.39)	$24,708	64,222	$0.38

Effect of dilutive securities:
Stock options and other dilutive securities	—	—		—	1,002
Convertible subordinated notes	—	—		1,512	5,548

Diluted EPS	$(23,902)	60,607	$(0.39)	$26,220	70,772	$0.37

    There is no effect of dilutive securities on the calculation of EPS for the first quarter of 2001 due to the fact that such securities are antidilutive since the Company incurred a loss before cumulative effect of change in accounting.

5. Segment Information

    Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as earnings before unallocated central costs, net interest expense, income taxes, special items (restructuring, asset impairments and other charges and unrealized gains on foreign currency transactions related to Michael Page) and cumulative effect of change in accounting. All material intercompany revenues and expenses have been eliminated.

    Information on operating segments and a reconciliation to earnings (loss) before income taxes and cumulative effect of change in accounting for the three months ended March 30, 2001 and March 31, 2000 are as follows (in thousands):

	Three Months Ended
	March 30, 2001	March 31, 2000
Revenues:
Information Technology	$170,195	$199,268
Professional Services—excluding Michael Page	155,336	167,932
Commercial Staffing	349,471	435,076

Total excluding Michael Page	675,002	802,276
Professional Services—Michael Page	179,642	155,986

	$854,644	$958,262

Gross Profit:
Information Technology	$53,463	$63,838
Professional Services—excluding Michael Page	55,048	64,402
Commercial Staffing	73,809	91,587

Total excluding Michael Page	182,320	219,827
Professional Services—Michael Page	107,252	94,569

	$289,572	$314,396

Segment Operating Margin:
Information Technology	$6,228	$9,572
Professional Services—excluding Michael Page	4,656	13,973
Commercial Staffing	8,131	17,791

Total excluding Michael Page	19,015	41,336
Professional Services—Michael Page	28,808	23,887

	47,823	65,223
Unallocated central costs	(17,238)	(10,791)
Interest expense, net	(13,095)	(11,835)
Restructuring, asset impairments and other charges	(63,648)	—
Unrealized gains on foreign currency transactions related to Michael Page	11,353	—

Earnings (loss) before income taxes and cumulative effect of change in accounting	$(34,805)	$42,597

6. Acquisitions

    During the three months ended March 30, 2001, Spherion made earnout payments of $10.2 million in cash on previous acquisitions.

7. Restructuring, Asset Impairments and Other Charges

    During the quarter ended March 30, 2001, Spherion recorded restructuring, asset impairments and other charges in the total amount of $63.6 million, with $23.1 million for restructuring and $33.7 million for asset impairments and $6.8 million for other charges.

    The restructuring charges relate to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion will be eliminated. Restructuring costs include employee severance costs of $11.2 million, facility closure costs of $10.5 million, primarily relating to the elimination of redundant branch locations, and professional fees related to the execution of the Plan of $1.4 million. The facility closure costs include $6.1 million in lease termination costs, $3.6 million for the write off of leasehold improvements on closed branch locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information and $0.8 million in moving and other office related costs associated with the disposition of facility related fixed assets. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets is approximately $1.1 million annually.

    The asset impairment of $33.6 million relates primarily to a write down of goodwill associated with the impairment of a Professional Services business unit. Management reviewed the valuation of its outplacement business and determined that anticipated future cash flows from these businesses did not support the purchase price paid and wrote the value of the business down to its estimated fair market value which was based on the value of its publicly traded competitors.

    Other charges include the severance cost for Spherion's former chief executive officer in the amount of $6.9 million.

    An analysis of the Plan along with amounts remaining to be disbursed under restructuring plans initiated in 1999 and 2000 are as follows (dollar amounts in thousands):

	Balance at December 29, 2000	First Quarter 2001 Plan	First Quarter 2001 Activity	Balance at March 30, 2001
First Quarter 2001 Plan
Facility closures	—	$6,905	$(15)	$6,890
Severance	—	11,163	(4,189)	6,974
Asset write-offs	—	3,604	(115)	3,489
Professional fees	—	1,400	(277)	1,123

Total 2001 Plan	—	$23,072	$(4,596)	$18,476

Fiscal 1999 and 2000 Plans
Facility closures	$1,592	—	$(522)	$1,070
Severance	1,066	—	—	1,066

Total	$2,658	—	$(522)	$2,136

Number of offices	—	106	(27)	79
Number of personnel	7	685	(424)	268

    The Plan accruals, which are included in accounts payable and accrued expenses, relate to lease buyout assumptions that will be paid out through 2006 unless early terminations can be negotiated. Severance costs and professional fees are expected to be paid out during 2001.

8. New Accounting Pronouncements

    Spherion adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, at the beginning of the three months ended March 30, 2001 and recorded a cumulative effect of change in accounting of ($1.1 million), net of an income tax benefit of $0.7 million.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

    Spherion operates through three operating segments: Information Technology, Professional Services and Commercial Staffing. Within these operating segments, Spherion provides five primary services: consulting; managed staffing; outsourcing; search/recruitment; and flexible staffing. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as income before unallocated central costs, net interest expense, income taxes and special items (restructuring, asset impairments and other charges and unrealized gains on foreign currency transactions related to Michael Page).

Results of Operations

	Three Months Ended
	March 30, 2001		March 31, 2000
		% of Total		% of Total
Revenues:
Information Technology	$170,195	19.9%	$199,268	20.8%
Professional Services—excluding Michael Page	155,336	18.2%	167,932	17.5%
Commercial Staffing	349,471	40.9%	435,076	45.4%

Total excluding Michael Page	675,002	79.0%	802,276	83.7%
Professional Services—Michael Page	179,642	21.0%	155,986	16.3%

	$854,644	100.0%	$958,262	100.0%

		% of Revenues		% of Revenues
Gross Profit:
Information Technology	$53,463	31.4%	$63,838	32.0%
Professional Services—excluding Michael Page	55,048	35.4%	64,402	38.4%
Commercial Staffing	73,809	21.1%	91,587	21.1%

Total excluding Michael Page	182,320	27.0%	219,827	27.4%
Professional Services—Michael Page	107,252	59.7%	94,569	60.6%

	$289,572	33.9%	$314,396	32.8%

Segment Operating Margin:
Information Technology	$6,228	3.7%	$9,572	4.8%
Professional Services—excluding Michael Page	4,656	3.0%	13,973	8.3%
Commercial Staffing	8,131	2.3%	17,791	4.1%

Total excluding Michael Page	19,015	2.8%	41,336	5.2%
Professional Services—Michael Page	28,808	16.0%	23,887	15.3%

	47,823	5.6%	65,223	6.8%

Unallocated central costs	(17,238)		(10,791)
Interest expense, net	(13,095)		(11,835)
Restructuring, asset impairments and other charges	(63,648)		—
Unrealized gains on foreign currency transactions related to Michael Page	11,353		—

Earnings (loss) before income taxes and cumulative effect of change in accounting	$(34,805)		$42,597

Three Months Ended March 30, 2001 Compared With Three Months Ended March 31, 2000

    Information Technology.  Revenues decreased 14.6% to $170.2 million from $199.3 million in the prior year due primarily to the continued decline in demand for technology services. Revenues by service line for the quarter within this segment were comprised of 64.4% consulting, 7.7% managed staffing, 2.5% outsourcing, 0.7% search/recruitment and 24.7% flexible staffing. As a percentage of total Information Technology revenues, managed staffing increased from a 2000 level of 5.7% reflecting increases in help desk services, while consulting revenue decreased from 66.9% due to the industry-related decreases in technology spending. All other service line revenue percentages were about the same in both three-month periods.

    Gross profit decreased 16.3% to $53.5 million from $63.8 million in the prior year and the overall gross profit percentage decreased to 31.4% from 32.0% due to the slowdown in technology spending, discussed above, and lower utilization of consultants.

    Segment operating margin (earnings before unallocated central costs, net interest expense, income taxes and special items) decreased 34.9% to $6.2 million from $9.6 million in the prior year. The lower operating margin in the quarter was due primarily to the decrease in gross profit of $10.3 million discussed above, which was partially offset by lower operating expenses of $6.9 million. Amortization expense was unchanged in both periods at $2.1 million. Operating costs as a percentage of revenues increased slightly from 26.2% in 2000 to 26.6% for 2001 and reflects significant cost reductions in response to the declining revenue trend.

    Professional Services—excluding Michael Page.  Revenues, excluding Michael Page, decreased 7.5% to $155.3 million in the first quarter 2001 from $167.9 million in the prior year. Revenues decreased for both search/recruitment and flexible staffing within the U.S and U.K. as many customers reduced hiring and utilization of temporary workers consistent with overall industry trends. Revenues by service line within this segment, excluding Michael Page, were comprised of 8.0% consulting, 1.6% managed staffing, 52.1% outsourcing, 12.1% search/recruitment and 26.2% flexible staffing. As a percentage of total Professional Services—excluding Michael Page revenues, outsourcing revenues increased from a 2000 level of 45.9%, while flexible staffing and search recruitment decreased from 30.3% and 15.3%, respectively. The shift in mix was due primarily to growth associated with new long-term contracts in the outsourcing business and decreases in revenues for search/recruitment.

    Gross profit decreased 14.5% to $55.0 million in the first quarter of 2001 from $64.4 million in the prior year first quarter and the gross profit percentage decreased from 38.4% in the prior year to 35.4% in 2001 due primarily to the revenue increase in the outsourcing business which yields lower gross profit margins (but higher segment operating margins due to selling, general and administrative costs) and a reduction in the proportion of search/recruitment revenues to overall segment revenue.

    Segment operating margin decreased 66.7% to $4.7 million in the first quarter of 2001 from $14.0 million in the same quarter of 2000. The lower operating margin from the prior year was due primarily to the decrease in gross profit of $9.4 million discussed above. As a percentage of revenues, operating expenses increased from 28.8% in the first quarter of 2000 to 30.6% in the first quarter of 2001, despite the growth of the outsourcing business which had the impact of reducing segment operating expenses as a percentage of revenue, due to continued investments in JobOptions.com and Enthusian, the Company's internet-based recruiting and workforce management tools.

    Commercial Staffing.  Revenues decreased 19.7% to $349.5 million in the first quarter of 2001 from $435.1 million in the prior year due primarily to the impact of reduced demand resulting from softening in the U.S. economy. Search/recruitment revenues increased as a percentage of revenues from the prior year.

    Gross profit decreased 19.4% to $73.8 million from $91.6 million in the prior year due to the decrease in revenues, as the overall gross profit percentage remained unchanged at 21.1% in both first quarter periods.

    Segment operating margin decreased 54.3% to $8.1 million from $17.8 million in the prior year. The lower operating margin for the quarter was due primarily to lower gross profit of $17.8 million discussed above, which more than offset lower operating expenses of $8.4 million. Amortization expense increased $0.3 million. Operating expenses as a percentage of revenue increased from 16.2% for the first quarter of 2000 to 17.8% for the first quarter of 2001 due primarily to revenue declining faster than operating expense could be eliminated. Restructuring and other cost savings actions began to take effect in March. The segment operating margin decreased from 4.1% of revenues in the prior year to 2.3% in 2001.

    Professional Services—Michael Page.  Revenues for Michael Page increased 15.2% to $179.6 million in the first quarter 2001 from $156.0 million in the prior year, due primarily to strong organic growth in the U.K. and southern Europe despite a weakening in foreign currencies in the first quarter of 2001.

    Gross profit increased 13.4% to $107.3 million in the first quarter of 2001 from $94.6 million in the same quarter of 2000 and the gross profit percentage decreased slightly from 60.6% in 2000 to 59.7% in 2000.

    Segment operating margin increased 20.6% to $28.8 million in the first quarter of 2001 from $23.9 million in the same quarter of 2000. The higher operating margin from the prior year was due primarily to the increase in gross profit of $12.7 million discussed above, which more than offset an increase in operating expenses of $8.1 million. Amortization expense decreased $0.3 million. As a percentage of revenues, operating expenses decreased from 43.3% in the first quarter of 2000 to 42.1% in the first quarter of 2001.

    Unallocated Central Costs.  Unallocated central costs increased 59.7% to $17.2 million from $10.8 million in the prior year. The increase was due primarily to charges recorded in conjunction with working capital loans made by Spherion to the Worldwide Xceed Group and higher professional fees.

    Interest Expense, net.  Gross interest expense increased 10.5% to $13.8 million from $12.5 million last year. This increase resulted from higher average debt levels, primarily to fund stock repurchases. Average interest rates were approximately the same in both quarter periods. Spherion had average borrowings outstanding during the first quarter of 2001 of $816.3 million at an average rate of interest, including the effects of interest rate swaps, of 6.7% compared with $744.3 million outstanding during the first quarter of 2000 at an average rate of interest of 6.6%. Interest income was relatively unchanged at $0.7 million.

    Restructuring, asset impairments and other charges.  During the first quarter of 2001, Spherion recorded pre-tax restructuring, asset impairments and other charges of approximately $63.6 million ($40.3 million after-tax). These charges included: $23.1 million of restructuring costs related to staff reductions and office consolidations; $33.7 million of non-cash goodwill impairment charges; and $6.8 million of severance due to Spherion's former CEO. See section "Restructuring and Other Charges" below for a further discussion.

    Unrealized gains on foreign currency transactions related to Michael Page.  During the first quarter of 2001, Spherion recorded unrealized pre-tax gains of $11.4 million ($7.2 million after-tax) on forward contracts entered into to reduce the foreign currency risk on the proceeds from the sale of Michael Page which was completed at the beginning of the second quarter of 2001.

    Income Taxes.  The effective income tax rate on earnings (loss) before cumulative effect of change in accounting for the first quarter of 2001 was 34.5% compared with 42.0% in 2000. The lower effective tax rate resulted primarily from the impact of write-off of portions of non-deductible goodwill within the charges associated with the first quarter recorded asset impairment. Excluding the earnings of Michael Page and the impact of special items (restructuring, asset impairments, unrealized gains on foreign currency transactions related to Michael Page, and other charges) the effective income tax rate for the first quarter of 2001 was approximately 40.5%.

    Cumulative Effect of Change in Accounting.  At the beginning of the first quarter 2001, Spherion recorded an after-tax charge of $1.1 million (net of income tax benefit of $0.7 million) in conjunction with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

    Net Earnings (Loss).  During the first quarter of 2001, Spherion recorded a net loss of $23.9 million ($0.39 a basic and diluted share) compared to net earnings of $24.7 million ($0.37 a diluted share) in the same quarter of 2000. The weighted average number of shares used in the calculation of Diluted EPS decreased from 70.8 million in the first quarter of 2000 to 60.6 million in the first quarter of 2001. The decrease in shares is due primarily to the exclusion of approximately 6 million securities, which are antidilutive, from the calculation and the impact of share repurchases (3.6 million shares during the first quarter of 2001).

Restructuring and Other Charges

    During the quarter ended March 30, 2001, Spherion recorded restructuring, asset impairments and other charges in the total amount of $63.6 million, with $23.1 million for restructuring, $33.7 million for asset impairments and $6.8 million for other charges.

    The restructuring charges relate to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion will be eliminated. Restructuring costs include employee severance costs of $11.2 million, facility closure costs of $10.5 million, primarily relating to the elimination of redundant branch locations, and professional fees related to the implementation of the Plan of $1.4 million. The facility closure costs include $6.1 million in lease termination costs, $3.6 million for the write off of leasehold improvements on closed branch locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information and $0.8 million in moving and other office related costs associated with the disposition of facility related fixed assets. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets is approximately $1.1 million annually.

    The asset impairment of $33.7 million relates primarily to a write down of goodwill associated primarily with the impairment of a Professional Services business unit. Management reviewed the valuation of its outplacement business and determined that anticipated future cash flows from these businesses did not support the purchase price paid and wrote the value of the business down to its estimated fair market value which was based on the value of its publicly traded competitors.

    Other charges include the severance cost for Spherion's former chief executive officer in the amount of $6.8 million.

    An analysis of the Plan along with amounts remaining to be disbursed under restructuring plans initiated in 1999 and 2000 are as follows (dollar amounts in thousands):

	Balance at December 29, 2000	First Quarter 2001 Plan	First Quarter 2001 Activity	Balance at March 30, 2001
First Quarter 2001 Plan
Facility closures	—	$6,905	$(15)	$6,890
Severance	—	11,163	(4,189)	6,974
Asset write-offs	—	3,604	(115)	3,489
Professional fees	—	1,400	(277)	1,123

Total 2001 Plan	—	$23,072	$(4,596)	$18,476

Fiscal 1999 and 2000 Plans
Facility closures	$1,592	—	$(522)	$1,070
Severance	1,066	—	—	1,066

Total	$2,658	—	$(522)	$2,136

Number of offices	—	106	(27)	79
Number of personnel	7	685	(424)	268

    The Plan accruals, which are included in accounts payable and accrued expenses, relate to lease buyout assumptions that will be paid out through 2006 unless early terminations can be negotiated. Severance costs and professional fees are expected to be paid out during 2001.

Liquidity and Capital resources

Cash Flow

    Cash provided by operating activities for the three months ended March 30, 2001 was $17.6 million compared with $45.6 million in the same period of 2000. Lower operating cash flows for the 2001 period compared with 2000 were due primarily to lower earnings and higher working capital needs. Cash used by changes in working capital was $14.6 million in 2001 compared with $1.6 million in 2000. The increase in cash used for working capital items resulted primarily from a decrease in accounts payable, accrued liabilities and other liabilities during 2001 due primarily to timing of payment of payroll and trade payables, which more than offset a decrease in receivables resulting from a 3-day improvement in days sales outstanding ("DSO") during the first quarter of 2001 compared with a 2-day increase in DSO in the first quarter of 2000.

    Investing activities used $27.3 million for the three months ended March 30, 2001 due primarily to $10.2 million in earnout payments associated with prior acquisitions, $12.2 million of capital expenditures ($7.0 million excluding Michael Page) and $4.0 million of working capital loans to Worldwide Xceed Group and transaction costs incurred related to the sale of Michael Page. Investing activities used $61.3 million for the three months ended March 31, 2000 and included payments for the repurchase of licensee operations to reduce market overlap created by the Norrell acquisition, earnout payments associated with prior acquisitions and capital expenditures of $11.0 million for new computer hardware and software.

    Cash provided by financing activities was $21.4 million for the three months ended March 30, 2001 and primarily reflects increased net borrowings for stock repurchases, earnout payments and capital expenditures. During the first quarter of 2001, Spherion repurchased 3.6 million shares of its common stock at an average price of $9.66 per share. There are no shares remaining to be purchased under Spherion's authorized share repurchase program. Cash provided by financing activities was $8.7 million in the comparable 2000 period and reflected increased net borrowings to fund acquisitions and higher proceeds from employee stock option and purchase plan activity.

    As previously discussed, Spherion completed the sale of 100% of Michael Page in April 2001 and received proceeds of approximately $710 million, net of taxes and transaction fees. These proceeds will be used to pay down substantially all outstanding debt except for the convertible debt and some foreign debt. The remaining proceeds are currently invested in short-term interest bearing instruments.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

    As of March 30, 2001, Spherion maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on Spherion's financial condition.

    Spherion's outstanding variable-rate debt at March 30, 2001 and March 31, 2000 was $612.5 million and $517.8 million, respectively. Interest rates on the Credit Facility and other short-term borrowings are based on LIBOR plus a variable margin. Interest rates on the Accounts Receivable Securitization borrowings and the Australian dollar term financing are based on commercial paper market rates and Australian bank bills plus a variable margin, respectively. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $6.1 million and $5.2 million in 2001 and 2000, respectively, on an annual basis not considering the offset of the interest rate swap in the 2000 period discussed below. Substantially all variable-rate debt was paid down in April 2001.

    Spherion utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable-rate debt. Spherion had a variable to variable interest rate swap agreement outstanding as of March 31, 2000 with a notional amount of $119.3 million, which effectively converts interest from a British Pound LIBOR basis to a broader index and caps Spherion's exposure to upward movement in rates at 8.5%. This agreement was terminated during the first quarter of 2001 at a cost of $1.3 million.

    In May 1998, Spherion issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of Spherion's fixed rate convertible subordinated debt as of March 30, 2001 and March 31, 2000 was $150.9 million and $167.1 million, respectively, compared with the related carrying value of $207.0 million.

    Spherion enters into foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. Spherion attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. Spherion uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Spherion does not enter into forward contracts for trading purposes. At March 30, 2001, Spherion had outstanding forward contracts to sell British Pounds in the notional amount of $770.2 million which were entered into to reduce the foreign currency risk on the proceeds from the sale of Michael Page. The adjustment to record these contracts at fair value resulted in the recognition of an unrealized gain of approximately $11 million, which is included in the net loss for the three months ended March 30, 2001. At March 30, 2001 and March 31, 2000, Spherion had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $82.6 million and $76.9 million, respectively. The fair value of these contracts was $20.7 million at March 30, 2001. During the three months ended March 30, 2001, Spherion recorded a $9.3 million gain to adjust the carrying value of the foreign currency forward contracts to fair value, which was offset by a $9.3 million loss recorded on an intercompany transaction. These contracts were terminated in April 2001.

Forward-looking Statements

    Statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements, including but not limited to statements regarding the following: (i) Spherion's plans, intentions and expectations with respect to its future prospects, including business and growth strategies; (ii) industry trends and competitive conditions; (iii) expected capital expenditures to be made in the future; (iv) resolution of pending litigation without material adverse effect on Spherion; and (v)  Spherion's quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from Spherion's beliefs or expectations are the following: industry trends and trends in the general economy; competitive factors in the markets in which Spherion operates; changes in regulatory requirements which are applicable to Spherion's business; and other factors referenced herein or from time to time in Spherion's filings with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

Item 4.  Matters Submitted To A Vote Of Security Holders

    There were no matters submitted to the security holders for a vote during the period covered by this report.

Item 5.  Other Information

    (a) Introduction to Spherion Corporation and Subsidiaries Pro Forma Condensed Consolidated Financial Information

    (b) Spherion Corporation and Subsidiaries Pro Forma Condensed Consolidated Statements of Earnings for the Three Months Ended March 30, 2001

    (c) Spherion Corporation and Subsidiaries Pro Forma Condensed Consolidated Statements of Earnings for the Twelve Months Ended December 29, 2000

    (d) Spherion Corporation and Subsidiaries Pro Forma Condensed Consolidated Balance Sheet as of March 30, 2001

    (e) Notes to Spherion Corporation and Subsidiaries Pro Forma Condensed Consolidated Financial Information

Introduction to Spherion Corporation Pro Forma Condensed Consolidated Financial Information

    On April 2, 2001, the registrant, through a wholly-owned subsidiary, sold 306,521,750 ordinary shares of Michael Page International plc, its wholly-owned subsidiary ("Michael Page"), representing 81.7% of the registrants ownership in Michael Page. Six percent of the ordinary shares were granted to certain senior executives of Michael Page, subject to terms of a restricted share plan. On April 11, 2001, the remaining 45,978,250 ordinary shares were exercised via the underwriters' over-allotment option. The shares were sold at a price of 175 pence per share (or US$2.50 at the then exchange rate). The shares are trading on the London Stock Exchange. The transaction resulted in approximately $710 million of proceeds, net of taxes and transaction costs.

    The unaudited Pro Forma Condensed Consolidated Statements of Operations for the three months ended March 30, 2001 and year ended December 29, 2000, presents Spherion's results of operations, assuming the transaction and related pro forma adjustments had occurred at the beginning of each respective period. The unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 30, 2001 presents the financial position of Spherion Corporation and Subsidiaries assuming the transaction and related pro forma adjustments had occurred on March 30, 2001.

    The historical amounts are derived from the historical financial statements of Spherion Corporation and Subsidiaries. The unaudited Pro Forma Condensed Consolidated Financial Information of the Company should be read in conjunction with the historical financial statements and related notes of the Company included in the most recent annual report previously filed with the Commission. The pro forma information presented herein is for informational purposes only and is not necessarily indicative of the results of operations or financial position that might have occurred had the transaction and related pro forma adjustments actually taken place as of the dates specified, or that may be expected to occur in the future.

SPHERION CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
For the Three Months Ended, March 30, 2001
(unaudited, amounts in thousands, except share data)

	Historical	Deconsolidation of Michael Page	Pro Forma Adjustments		Pro Forma
Revenues	$854,644	$(179,642)	$—		$675,002
Cost of services	565,072	(72,390)	—		492,682

Gross Profit	289,572	(107,252)	—		182,320

Selling, general and administrative expenses	233,604	(75,519)	—		158,085
Licensee commissions	14,077	—	—		14,077
Amortization of intangibles	11,306	(2,894)	—		8,412
Interest expense	13,780	(5,217)	(5,274	)(a)	3,289
Interest Income	(685)	235	—		(450)
Restructuring, asset impairments and other charges	63,648	—	—		63,648
Unrealized gains on foreign currency transactions related to Michael Page	(11,353)	—	11,353	(b)	—

	324,377	(83,395)	6,079		247,061

Loss before income taxes and cumulative effect of change in accounting	(34,805)	(23,857)	(6,079)		(64,741)
Income tax benefit	(12,017)	(9,263)	(2,249	)(c)	(23,529)

Loss before cumulative effect of change in accounting	$(22,788)	$(14,594)	$(3,830)		$(41,212)

Loss per share—Basic and Diluted	$(0.38)				$(0.68)
Weighted average shares outstanding—Basic
and Diluted	60,607				60,607

See notes to Pro Forma Condensed Consolidated Financial Information.

SPHERION CORPORATION AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
For the Twelve Months Ended, December 29, 2000
(amounts in thousands, except share data)

	Historical	Deconsolidation of Michael Page	Pro Forma Adjustments		Pro Forma
Revenues	$3,740,823	$(645,998)	$—		$3,094,825
Cost of services	2,499,150	(253,171)	—		2,245,979

Gross Profit	1,241,673	(392,827)	—		848,846

Selling, general and administrative expenses	925,927	(281,955)	—		643,972
Licensee commissions	70,871	—	—		70,871
Amortization of intangibles	43,374	(12,024)	—		31,350
Interest expense	52,947	(23,968)	(17,793	)(a)	11,186
Interest Income	(2,523)	595	—		(1,928)
Write-down of investment	24,766	—	—		24,766

	1,115,362	(317,352)	(17,793)		780,217

Earnings (loss) before income taxes	126,311	(75,475)	17,793		68,629
Income tax expense	51,785	(31,502)	6,583	(c)	26,866

Net earnings	$74,526	$(43,973)	$11,210		$41,763

Earnings per share—Basic	$1.17				$0.66
Earnings per share—Diluted	$1.16				$0.65
Weighted average shares outstanding—Basic	63,728				63,728
Weighted average shares outstanding—Diluted	69,757				64,123

See notes to Pro Forma Condensed Consolidated Financial Information.

SPHERION CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
As of March 30, 2001
(unaudited, amounts in thousands)

	Historical	Deconsolidation of Michael Page	Pro Forma Adjustments		Pro Forma
Assets
Current Assets:
Cash and cash equivalents	$50,151	$(30,214)	$192,000	(d)	$211,937
Receivables, net	416,976	—	—		416,976
Deferred tax asset	32,368	—	—		32,368
Other current assets	69,658	—	(11,400	)(f)	58,258
Michael Page net assets held for disposition	484,045	(484,045)	—		—

Total current assets	1,053,198	(514,259)	180,600		719,539
Goodwill and other intangibles, net	1,033,346	—	—		1,033,346
Property and equipment, net	110,173	—	—		110,173
Deferred tax asset	72,338	—	—		72,338
Other assets	31,496	—	—		31,496

	$2,300,551	$(514,259)	$180,600		$1,966,892

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$594,464	$—	$(559,000	)(d)	$35,464
Accounts payable and other accrued expenses	149,447	—	—		149,447
Accrued salaries, wages and payroll taxes	118,205	—	—		118,205
Other current liabilities	28,129	—	(4,200	)(f)	23,929

Total current liabilities	890,245	—	(563,200)		327,045
Long-term debt	9,011	—	—		9,011
Convertible subordinated notes	206,997	—	—		206,997
Other long-term liabilities	86,205	—	—		86,205

Total liabilities	1,192,458	—	(563,200)		629,258

Stockholders' Equity:
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,425 shares	653	(6,194)	6,194	(e)	653
Treasury stock, at cost, 7,073,489 shares	(83,248)	—	—		(83,248)
Additional paid-in capital	869,229	(520,904)	520,904	(e)	869,229
Retained earnings	383,722	(24,252)	24,252	(e)
			178,762	(f)	562,484
Accumulated other comprehensive loss	(62,263)	37,091	13,688	(g)	(11,484)

Total stockholders' equity	1,108,093	(514,259)	743,800		1,337,634

	$2,300,551	$(514,259)	$180,600		$1,966,892

See notes to the Pro Forma Condensed Consolidated Financial Information.

SPHERION CORPORATION AND SUBSIDIARIES
Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

    (a) To reflect the reduction in interest expense as a result of the pay down of debt from the net proceeds of the sale. Interest income of approximately $2.8 million and $11.3 million for the three months ended March 30, 2001 and twelve months ended December 29, 2000, respectively, would result from the investment of the excess proceeds of $192,000 in interest bearing short-term securities, assuming a 5.9% rate of return.

    (b) To reflect the elimination of unrealized gains of foreign currency transactions related to the sale.

    (c) To reflect the income tax expense associated with the pro forma adjustments to the statement of earnings.

    (d) To reflect use of net proceeds as follows (in thousands):

Gross proceeds from sale	$874,000
Less:
Direct transaction costs	(45,000)
Income taxes payable on gain	(119,000)

Net proceeds from sale	710,000
Proceeds from settlement of intercompany receivables and other	41,000

Net proceeds	$751,000

Use of net proceeds:
Pay down current portion of long-term debt	$559,000
Cash & cash equivalents	192,000

$751,000

    (e) To adjust for the deconsolidation of Michael Page equity accounts.

    (f)  To record the gain on sale of the disposition of Michael Page using the information set forth in item (d) above as follows:

Net proceeds	$751,000
Less:
Net book value of the assets disposed	(514,259)
Loss on recognition of cumulative translation adjustments	(50,779)

After-tax gain on disposition	185,962
Less after-tax gain recorded in the first quarter 2001 on foreign currency transactions	(7,200)

After-tax gain on disposition to be recorded in second quarter 2001	$178,762

    (g) To reduce the cumulative translation adjustment for the amounts related to the intercompany loan with Michael Page.

Item 6.  Exhibits And Reports On Form 8-K

    (a) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Name
4.12	Amendment No. 5, dated as of March 23, 2001, to Rights Agreement dated March 17, 1994, by and between the registrant and the Bank of New York, filed as Exhibit 4.12 hereto.
10.4	Severance Agreement dated April 23, 2001, by and between the registrant and Raymond Marcy, filed as Exhibit 10.4 hereto.
10.49	Amendment No. 6 dated January 16, 2001, to the Credit and Security Agreement dated as of July 1, 1999, by and among Spherion Receivables Corp., the registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, N.A., filed as Exhibit 10.49 hereto.
10.50	Amendment No. 7 dated February 27, 2001, to the Credit and Security Agreement dated as of July 1, 1999, by and among Spherion Receivables Corp., the registrant, Blue Ridge Asset Funding Corporation and Wachovia Bank N.A., filed as Exhibit 10.50 hereto.
10.51	Employment Agreement dated April 9, 2001, by and between the registrant and Cinda A. Hallman, filed as Exhibit 10.51 hereto.

    (b) On March 6, 2001, the registrant filed a Report on Form 8-K reporting the indicative price range of the offering and sale by the registrant of 306,521,750 ordinary shares (the "Ordinary Shares") of its wholly-owned subsidiary, Michael Page Group plc (now known as Michael Page International plc) ("Michael Page"). The registrant also reported that Michael Page had applied for admission to the Official List of the United Kingdom Listing Authority so that the Ordinary Shares may be traded on the London Stock Exchange.

    (c) Exhibits filed with this form:

Exhibit No.	Exhibit Name
4.12	Amendment No. 5, dated as of March 23, 2001, to Rights Agreement dated March 17, 1994, by and between the registrant and the Bank of New York.
10.4	Severance Agreement dated April 23, 2001, by and between the registrant and Raymond Marcy.
10.49	Amendment No. 6 dated January 16, 2001, to the Credit and Security Agreement dated as of July 1, 1999, by and among Spherion Receivables Corp., the registrant, Blue Ridge Asset Funding Corporation, Falcon Asset Securitization Corporation, Wachovia Bank N.A., and Bank One, N.A.
10.50	Amendment No. 7 dated February 27, 2001, to the Credit and Security Agreement dated as of July 1, 1999, by and among Spherion Receivables Corp., the registrant, Blue Ridge Asset Funding Corporation and Wachovia Bank N.A.
10.51	Employment Agreement dated April 9, 2001, by and between the registrant and Cinda A. Hallman.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION (Registrant)
DATE—May 11, 2001	BY	/s/ Roy G. Krause Roy G. Krause Executive Vice President and Chief Financial Officer (principal financial officer)
DATE—May 11, 2001	BY	/s/ Mark W. Smith Mark W. Smith Vice President, Finance and Administration (principal accounting officer)

QuickLinks

TABLE OF CONTENTS
Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SPHERION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, amounts in thousands, except per share amounts)
SPHERION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
SPHERION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 3. Quantitative And Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 4. Matters Submitted To A Vote Of Security Holders
  Item 5. Other Information
SPHERION CORPORATION AND SUBSIDIARIES PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS For the Three Months Ended, March 30, 2001 (unaudited, amounts in thousands, except share data)
SPHERION CORPORATION AND SUBSIDIARIES UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS For the Twelve Months Ended, December 29, 2000 (amounts in thousands, except share data)
SPHERION CORPORATION AND SUBSIDIARIES PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET As of March 30, 2001 (unaudited, amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information
  Item 6. Exhibits And Reports On Form 8-K
SIGNATURES