Form 10-Q
period 2001-06-29
SPHERION CORP
filed 2001-08-13
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

Commission file number: 1-11997

SPHERION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	36-3536544 (IRS Employer Identification No.)

2050 Spectrum Boulevard, Fort Lauderdale, Florida 33309
(Address of principal executive offices) (Zip code)

(954) 938-7600
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on July 27, 2001 was 58,487,040.

TABLE OF CONTENTS

PART I  Financial Information

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000
Revenues	$646,092	$947,022	$1,500,736	$1,905,284
Cost of services	472,932	623,767	1,038,004	1,267,633

Gross profit	173,160	323,255	462,732	637,651

Selling, general and administrative expenses	141,944	234,278	375,548	464,807
Licensee commissions	13,795	18,107	27,872	36,976
Amortization of intangibles	8,234	10,638	19,540	21,204
Interest expense	4,190	13,062	17,970	25,530
Interest income	(3,610)	(596)	(4,295)	(1,229)
Restructuring, asset impairments and other charges	—	—	63,648	—
Gain on sale of Michael Page	(293,912)	—	(305,265)	—

	(129,359)	275,489	195,018	547,288

Earnings before income taxes and cumulative effect of change in accounting	302,519	47,766	267,714	90,363
Income tax expense	119,367	20,062	107,350	37,951

Earnings before cumulative effect of change in accounting	183,152	27,704	160,364	52,412
Cumulative effect of change in accounting, net of income taxes of $681	—	—	(1,114)	—

Net earnings	$183,152	$27,704	$159,250	$52,412

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting	$3.10	$0.43	$2.68	$0.82
Cumulative effect of change in accounting	—	—	(0.02)	—

	$3.10	$0.43	$2.66	$0.82

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting	$2.83	$0.42	$2.48	$0.79
Cumulative effect of change in accounting	—	—	(0.02)	—

	$2.83	$0.42	$2.46	$0.79

Weighted average shares used in computation of earnings per share:
Basic	59,083	64,304	59,845	64,263
Diluted	65,234	70,164	65,996	70,468

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, amounts in thousands, except share data)

	June 29, 2001	December 29, 2000
Assets
Current Assets:
Cash and cash equivalents	$305,586	$38,457
Receivables, less allowance for doubtful accounts of $13,050 and $21,643	381,432	607,438
Deferred tax asset	31,788	29,946
Other current assets	33,667	49,288

Total current assets	752,473	725,129
Goodwill, net	1,049,400	1,334,754
Trademarks and other intangibles, net	605	180,611
Property and equipment, net	109,928	149,093
Deferred tax asset	72,353	59,740
Other assets	28,085	33,893

	$2,012,844	$2,483,220

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$11,898	$286,203
Accounts payable and other accrued expenses	110,097	179,387
Accrued salaries, wages and payroll taxes	97,963	220,442
Other current liabilities	148,886	31,453

Total current liabilities	368,844	717,485
Long-term debt, net of current portion	8,913	282,914
Convertible subordinated notes	206,997	206,997
Other long-term liabilities	85,616	85,274

Total liabilities	670,370	1,292,670

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 and 65,341,425 shares, respectively	653	653
Treasury stock, at cost, 6,986,970 and 3,587,793 shares, respectively	(81,814)	(50,732)
Additional paid-in capital	869,160	870,202
Retained earnings	566,874	407,624
Accumulated other comprehensive loss	(12,399)	(37,197)

Total stockholders' equity	1,342,474	1,190,550

	$2,012,844	$2,483,220

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Six Months Ended
	June 29, 2001	June 30, 2000
Cash Flows from Operating Activities:
Earnings before cumulative effect of change in accounting	$160,364	$52,412
Adjustments to reconcile earnings before cumulative effect of change in accounting to net cash provided by operating activities:
Depreciation and amortization	37,356	39,783
Deferred income tax benefit	(23,139)	—
Restructuring, asset impairments and other charges	63,648	—
Gain on sale of Michael Page	(305,265)	—
Other non-cash charges	7,116	4,686
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	75,200	(39,133)
Other assets	(4,375)	9,405
Accounts payable, income taxes payable, accrued liabilities and other liabilities	23,407	19,901
Restructuring and other charges	(17,151)	(4,911)

Net Cash Provided by Operating Activities	17,161	82,143

Cash Flows from Investing Activities:
Proceeds from sale of Michael Page, net of cash sold	852,688	—
Acquisitions, net of cash acquired	(29,113)	(76,523)
Capital expenditures, net	(21,133)	(24,342)
Other	(1,403)	(20,777)

Net Cash Provided by (Used in) Investing Activities	801,039	(121,642)

Cash Flows from Financing Activities:
Debt proceeds	87,774	64,467
Debt repayments	(594,966)	(14,343)
Purchase of treasury stock	(36,156)	(5,855)
Proceeds from exercise of employee stock options and stock purchase plan	1,456	7,343
Other, net	(9,179)	(8,437)

Net Cash (Used in) Provided by Financing Activities	(551,071)	43,175

Increase in cash and cash equivalents	267,129	3,676
Cash and cash equivalents, beginning of period	38,457	37,539

Cash and cash equivalents, end of period	$305,586	$41,215

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The condensed consolidated financial statements of Spherion Corporation and subsidiaries ("Spherion" or the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Spherion's consolidated financial statements and notes thereto for each of the fiscal years in the three-year period ended December 29, 2000 included in Spherion's Annual Report on Form 10-K.

    The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for the periods presented. Results for the three and six months ended June 29, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending December 28, 2001. Certain 2000 amounts have been reclassified to conform with the current year presentation.

2.  Principles of Consolidation

    In addition to disclosures made in Spherion's 2001 Annual Report on Form 10-K, Spherion consolidates licensed operations under guidance prescribed by Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the consolidation of all majority-owned subsidiaries unless control is temporary or does not rest with the majority owner.

3.  Cash and Cash Equivalents

    All highly liquid investments (including investments in debt and auction rate securities) with maturities of 90 days or less at the time of purchase are classified as cash equivalents. The carrying amount approximates fair value because of the short-term maturities of these instruments.

4.  Property and Equipment

    Spherion evaluates the recoverability of all long-lived assets, as well as depreciation periods, to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate. Recoverability is determined through evaluation of anticipated cash flows on an undiscounted basis. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the asset's carrying value in excess of fair value.

5.  Disposition of Michael Page

    Spherion completed the initial public offering of shares of Michael Page International plc ("Michael Page"), disposing of 100% of the Company's interest at the beginning of the second quarter of 2001. Spherion's proceeds were approximately $710 million, net of taxes and expenses. Spherion recorded a gain on the transaction of $305.3 million ($186.0 million after-tax) with $293.9 million ($178.8 million after-tax) recorded in the second quarter of 2001 and a $11.4 million ($7.2 million after-tax) gain recorded in the first quarter of 2001 related to foreign currency gains on forward contracts. The results of Michael Page have been included in the statements of earnings and cash flows through the date of its disposition.

6.  Comprehensive Income

    The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000
Net income	$183,152	$27,704	$159,250	$52,412
Other comprehensive income:
Foreign currency translation adjustments arising during the period	48,916	(15,526)	23,424	(23,565)
Less: Reduction in foreign currency translation adjustments related to the sale of Michael Page	(50,799)	—	(50,799)	—

Foreign currency translation adjustments	(1,883)	(15,526)	(27,375)	(23,565)
Net unrealized gain (loss) on securities	948	(4,023)	1,374	(4,023)

Total comprehensive income	$182,217	$8,155	$133,249	$24,824

7.  Earnings Per Share

    Basic earnings per share is computed by dividing Spherion's net earnings by the weighted average number of shares outstanding during the period.

    When the effects are not anti-dilutive, diluted earnings per share is computed by dividing Spherion's net earnings plus after-tax interest on the convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the "treasury stock" method and the dilutive impact of the convertible notes is determined by applying the "if converted" method.

    The following table reconciles the numerator (net earnings) and denominator (shares) of the basic and diluted earnings per share computations for net earnings.

	Three Months Ended (amounts in thousands, except per share amounts)
	June 29, 2001			June 30, 2000
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Basic EPS	$183,152	59,083	$3.10	$27,704	64,304	$0.43

Effect of dilutive securities:
Stock options and other dilutive securities	—	202		—	312
Convertible notes	1,580	5,949		1,512	5,548

Diluted EPS	$184,732	65,234	$2.83	$29,216	70,164	$0.42

	Six Months Ended (amounts in thousands, except per share amounts)
	June 29, 2001			June 30, 2000
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Basic EPS	$159,250	59,845	$2.66	$52,412	64,263	$0.82

Effect of dilutive securities:
Stock options and other dilutive securities	—	202		—	657
Convertible notes	3,173	5,949		3,024	5,548

Diluted EPS	$162,423	65,996	$2.46	$55,436	70,468	$0.79

8.  Segment Information

    Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as earnings before unallocated central costs, net interest expense, income taxes, special items (restructuring, asset impairments and other charges and gain on sale of Michael Page) and cumulative effect of change in accounting. All material intercompany revenues and expenses have been eliminated.

    Information on operating segments and a reconciliation to earnings before income taxes and cumulative effect of change in accounting for the three and six months ended June 29, 2001 and June 30, 2000 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000
Revenues:
Information Technology	$160,365	$194,207	$330,560	$393,475
Professional Services—excluding Michael Page	149,628	165,200	304,964	333,132
Commercial Staffing	336,099	425,314	685,570	860,390

Total Excluding Michael Page	646,092	784,721	1,321,094	1,586,997
Professional Services—Michael Page	—	162,301	179,642	318,287

	$646,092	$947,022	$1,500,736	$1,905,284

Gross Profit:
Information Technology	$49,639	$64,246	$103,102	$128,084
Professional Services—excluding Michael Page	54,191	64,774	109,239	129,176
Commercial Staffing	69,330	92,418	143,139	184,005

Total Excluding Michael Page	173,160	221,438	355,480	441,265
Professional Services—Michael Page	—	101,817	107,252	196,386

	$173,160	$323,255	$462,732	$637,651

Segment Operating Margin:
Information Technology	$7,411	$11,320	$13,639	$20,892
Professional Services—excluding Michael Page	5,863	14,473	10,519	28,446
Commercial Staffing	8,272	20,142	16,403	37,933

Total Excluding Michael Page	21,546	45,935	40,561	87,271
Professional Services—Michael Page	—	26,522	28,808	50,409

	21,546	72,457	69,369	137,680
Unallocated central costs	(12,359)	(12,225)	(29,597)	(23,016)
Interest expense	(4,190)	(13,062)	(17,970)	(25,530)
Interest income	3,610	596	4,295	1,229
Restructuring, asset impairments and other charges	—	—	(63,648)	—
Gain on sale of Michael Page	293,912	—	305,265	—

Earnings before income taxes and cumulative effect of change in accounting	$302,519	$47,766	$267,714	$90,363

9.  Restructuring, Asset Impairments and Other Charges

    Spherion has entered into three restructuring plans during 1999, 2000 and 2001. The 1999 and 2000 plans were related to rationalizing excess capacity, which resulted from the Norrell acquisition. The 2001 plan, which was adopted during the first quarter, was related to terminating redundant employees and excess capacity due to the slowdown in the economy. Spherion expects to enter into an additional restructuring plan in the latter half of 2001 as a result of its recently initiated business transformation strategy and continued economic slowdown. This future plan, which is not yet finalized, is expected to result in a charge that will include the non-cash write-down of businesses to be disposed of as well as a cash charge for office consolidation and redundancies.

    During the first quarter of 2001, Spherion recorded restructuring, asset impairments and other charges in the total amount of $63.6 million, with $23.1 million for restructuring and $33.7 million for asset impairments and $6.8 million for other charges.

    These restructuring charges relate to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion will be eliminated. Restructuring costs include employee severance costs of $11.2 million, facility closure costs of $10.5 million, primarily relating to the elimination of redundant branch locations, and professional fees related to the execution of the Plan of $1.4 million. The facility closure costs include $6.1 million in lease termination costs, $3.6 million for the write-off of leasehold improvements on closed branch locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information and $0.8 million in moving and other office related costs associated with the disposition of facility related fixed assets. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets is approximately $1.1 million annually.

    The asset impairment of $33.7 million relates primarily to a write-down of goodwill associated with the impairment of its outplacement business, which is included in the Professional Services segment. Management reviewed the valuation of its outplacement business and determined that anticipated future cash flows from these businesses did not support the purchase price paid and wrote the value of the business down to its estimated fair market value which was based on the value of its publicly traded competitors.

    Other charges include the severance cost for Spherion's former chief executive officer in the amount of $6.8 million.

    An analysis of the Plan, excluding the goodwill impairment and severance cost of Spherion's former chief executive officer, along with amounts remaining to be disbursed under restructuring plans initiated in 1999 and 2000 are as follows (dollar amounts in thousands):

	Balance at December 29, 2000	First Quarter 2001 Plan	First Quarter 2001 Activity	Balance at March 30, 2001	Second Quarter 2001 Activity	Balance at June 29, 2001
First Quarter 2001 Plan
Facility closures	—	$6,905	$(15)	$6,890	$(800)	$6,090
Severance	—	11,163	(4,189)	6,974	(4,708)	2,266
Asset write-offs	—	3,604	(115)	3,489	(260)	3,229
Professional fees	—	1,400	(277)	1,123	(299)	824

Total 2001 Plan	—	$23,072	$(4,596)	$18,476	$(6,067)	$12,409

Fiscal 1999 and 2000 Plans
Facility closures	$1,592	—	$(522)	$1,070	$(162)	$908
Severance	1,066	—	—	1,066	(373)	693

Total	$2,658	—	$(522)	$2,136	$(535)	$1,601

Number of offices	—	106	(27)	79	(62)	17
Number of personnel	7	685	(424)	268	(211)	57

    The accruals for all plans, which are included in accounts payable and accrued expenses, relate to lease buyout assumptions that will be paid out through 2006 unless early terminations can be negotiated and severance costs and professional fees, which are expected to be paid out during 2001 and 2002.

10.  New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for Spherion beginning fiscal year 2002. Spherion has not yet quantified the impact resulting from the adoption of these statements.

    Spherion adopted the provisions of SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, at the beginning of the first quarter of 2001 and recorded a cumulative effect of change in accounting of ($1.1 million), net of an income tax benefit of $0.7 million.

11.  Financial Instruments

    Spherion utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable-rate debt. There were no such agreements outstanding as of June 29, 2001.

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

    Spherion had outstanding forward contracts to sell British Pounds, which were entered into to reduce the foreign currency risk on the proceeds from the sale of Michael Page and unwound in April 2001. The adjustment to record these contracts at fair value resulted in the recognition of an unrealized gain of approximately $11 million during the first quarter of 2001 and is included in the gain on sale of Michael Page in the accompanying Consolidated Statements of Earnings. These contracts were settled during April 2001 with a realized gain of $9.6 million. Spherion had foreign currency forward contracts to sell Australian dollars, which were terminated in April 2001 in conjunction with the paydown of the Australian dollar financing.

    Exposure to market risk on interest rate and foreign currency financial instruments results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counter parties to Spherion's interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade.

12.  Legal Proceedings

    On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with the Company's contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleges the following causes of action: breach of contract, fraud, negligence and misrepresentation. The Company denies the allegations of CFC's complaint and intends to vigorously defend against the claims. On April 2, 2001, the Company filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. Management believes there is no basis for the amount of damages sought in this case. Management further believes that Spherion's insurance will provide adequate coverage of this claim and therefore is not expected to have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

    Spherion first reported litigation filed by Interim HealthCare, Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. (collectively, the "Interim HealthCare Plaintiffs") on its Form 10-K for the fiscal year ended December 29, 2000. On July 24, 2001 the Interim HealthCare Plaintiffs filed a First Amended Complaint in the Court of Chancery of the State of Delaware in New Castle County, reducing their demand to $10 million for breach of contract, a reduction in purchase price of $24 million or rescission of the contract.

13. Subsequent Event

    Spherion has recently announced that it will record a restructuring charge during the latter half of the year associated with its recently initiated business transformation strategy. The charge is expected to include the non-cash write-down of businesses to be disposed of as well as a cash charge for office consolidation and redundancies.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

    Spherion operates through three operating segments: Information Technology, Professional Services and Commercial Staffing. Within these operating segments, Spherion provides five primary services: consulting; managed staffing; outsourcing; search/recruitment; and flexible staffing. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as earnings before unallocated central costs, net interest expense, income taxes, special items (restructuring, asset impairments and other charges and gain on sale of Michael Page) and cumulative effect of change in accounting.

Results of Operations

	Three Months Ended (dollar amounts in thousands)
	June 29, 2001		June 30, 2000
		% of Total		% of Total
Revenues:
Information Technology	$160,365	24.8%	$194,207	20.5%
Professional Services—excluding Michael Page	149,628	23.2%	165,200	17.5%
Commercial Staffing	336,099	52.0%	425,314	44.9%

Total excluding Michael Page	646,092	100.0%	784,721	82.9%
Professional Services—Michael Page	—	—	162,301	17.1%

	$646,092	100.0%	$947,022	100.0%

		% of Revenues		% of Revenues
Gross Profit:
Information Technology	$49,639	31.0%	$64,246	33.1%
Professional Services—excluding Michael Page	54,191	36.2%	64,774	39.2%
Commercial Staffing	69,330	20.6%	92,418	21.7%

Total excluding Michael Page	173,160	26.8%	221,438	28.2%
Professional Services—Michael Page	—	—	101,817	62.7%

	$173,160	26.8%	$323,255	34.1%

Segment Operating Margin:
Information Technology	$7,411	4.6%	$11,320	5.8%
Professional Services—excluding Michael Page	5,863	3.9%	14,473	8.8%
Commercial Staffing	8,272	2.5%	20,142	4.7%

Total excluding Michael Page	21,546	3.3%	45,935	5.9%
Professional Services—Michael Page	—	—	26,522	16.3%

	21,546	3.3%	72,457	7.7%
Unallocated central costs	(12,359)		(12,225)
Interest expense	(4,190)		(13,062)
Interest income	3,610		596
Gain on sale of Michael Page	293,912		—

Earnings before income taxes and cumulative effect of change in accounting	$302,519		$47,766

Three Months Ended June 29, 2001 Compared With Three Months Ended June 30, 2000

    Information Technology.  Revenues decreased 17.4% to $160.4 million in 2001 from $194.2 million in the prior year due primarily to continued industry-wide softness in demand for new IT services, as well as the deferral of start dates of new customer IT projects. Revenues by service line for the quarter within the group were comprised of 58.7% consulting, 12.0% managed staffing, 2.7% outsourcing, 0.5% search/recruitment and 26.1% flexible staffing. As a percentage of total Information Technology revenues, consulting decreased from a 2000 level of 63.2%, while managed staffing and outsourcing increased from 2000 levels of 8.7% and 1.4%, respectively. This shift in business mix reflects the continued industry-wide softness in demand for IT consulting services and targeted growth of the managed staffing product offering.

    Gross profit decreased 22.7% to $49.6 million in 2001 from $64.2 million in the prior year. Overall gross profit percentage decreased to 31.0% in 2001 from 33.1% due to lower utilization of consultants and lower margins in our European operations.

    Segment operating margin (earnings before unallocated central costs, net interest expense, income taxes and special items) decreased 34.5% to $7.4 million in 2001 from $11.3 million in the prior year. The lower operating margin in the quarter was due to the decrease in gross profit of $14.6 million discussed above, offset by lower operating expenses of $11.0 million and higher amortization expense of $0.3 million. Operating costs as a percentage of revenues decreased from 26.3% in 2000 to 25.0% for 2001, due to cost containment actions taken in response to the decline in business volume. Amortization expense of $2.2 million in 2001 was slightly higher than the comparable prior year amount of $1.9 million due primarily to additional amortization from earnout payments on previous acquisitions within this business segment.

    Professional Services—excluding Michael Page.  Revenues decreased 9.4% to $149.6 million in 2001 from $165.2 million in the prior year, due primarily to a reduction in demand for recruitment services, which includes permanent placement and traditional staffing, resulting from the slowdown in the domestic economy. Lower revenue from recruitment business more than offset 3.0% growth in outsourcing and 20.4% growth in consulting services within this business segment. Revenues by service line within this segment, excluding Michael Page in 2000, were comprised of 9.6% consulting, 1.0% managed staffing, 53.4% outsourcing, 11.5% search/recruitment and 24.5% flexible staffing. As a percentage of total Professional Services revenue, excluding Michael Page, outsourcing and consulting revenues increased from 2000 levels of 46.9% and 7.2%, respectively, while search/recruitment and flexible staffing decreased from 2000 levels of 16.8% and 28.7%, respectively.

    Gross profit decreased 16.3% to $54.2 million in 2001 from $64.8 million in the prior year and the gross profit percentage decreased from 39.2% in the prior year to 36.2% due primarily to the revenue increase in the outsourcing business which yields lower gross profit margins (but higher segment operating margins due to selling, general and administrative costs) and a reduction in the proportion of search/recruitment revenues to overall segment revenue.

    Segment operating margin decreased 59.5% to $5.9 million in 2001 from $14.5 million in the prior year. Gross profit decreased $10.6 million and was partially offset by lower operating expenses of $2.5 million, as Spherion implemented cost reduction initiatives in response to declining revenues. As a percentage of revenues, operating expenses increased to 30.6% in 2001 as compared with 29.2% in 2000, as cost reduction initiatives were more than offset by the impact of continued investments in JobOptions.com and Enthusian, the Company's internet-based recruiting and workforce management tools. Amortization expense of $2.6 million in 2001 was slightly higher than comparative 2000 amount of $2.1 million.

    Commercial Staffing.  Revenues decreased 21.0% to $336.1 million from $425.3 million in the prior year due primarily to a slowdown in customer hiring as the economy softened and the related consolidation of certain branch operations, which resulted in some loss of business. Revenues by service line within the group were comprised of 24.4% managed staffing, 1.8% search/recruitment and 73.8% flexible staffing. As a percentage of total Commercial Staffing revenues, managed staffing increased from a 2000 level of 18.6% while flexible staffing decreased from a 2000 level of 79.8%.

    Gross profit decreased 25.0% to $69.3 million from $92.4 million in the prior year and the overall gross profit percentage decreased to 20.6% from 21.7% in the prior year due primarily to the decrease in revenues and pricing pressures resulting from the slowing economy.

    Segment operating margin decreased to $8.3 million from $20.1 million in the prior year. Gross profit decreased $23.1 million and was partially offset by lower operating expenses of $11.3 million. Operating expenses as a percentage of revenue increased from 16.1% in 2000 to 17.1% in 2001. The increase resulted as the impact from lower revenues more than offset the impact of cost reduction initiatives taken in 2001 to address lower business volumes. Amortization expense remained relatively unchanged at $3.5 million in 2001.

    Unallocated Central Costs.  Unallocated central costs of $12.4 million in 2001 were approximately the same as 2000. As a percentage of total revenue, unallocated costs increased from 1.6% in 2000 (excluding Michael Page which did not impact central cost levels) to 1.9% in 2001 due to the decline in revenues.

    Interest Expense.  Interest expense decreased 67.9% to $4.2 million in 2001 from $13.1 million in the prior year. This decrease resulted from lower debt levels due to the paydown of debt with the proceeds from the sale of Michael Page, which was completed at the beginning of the second quarter of 2001, and lower overall average interest rates. Spherion had average borrowings outstanding during the second quarter of 2001 of $273.8 million at an average rate of interest of 6.0% compared with $777.4 million outstanding during the second quarter of 2000 at an average rate of interest of 6.7%.

    Interest Income.  Interest income increased to $3.6 million in 2001 from $0.6 million in the prior year. This increase resulted from income earned on invested proceeds from the sale of Michael Page, which was completed at the beginning of the second quarter of 2001. During the second quarter of 2001, the excess proceeds were invested primarily in tax-free instruments and commercial paper, which are classified as cash equivalents in the accompanying Consolidated Balance Sheet as of June 29, 2001. The interest bearing cash equivalents earned interest at an average rate of 5.0% during the second quarter of 2001.

    Gain on sale of Michael Page.  At the beginning of the second quarter of 2001, Spherion completed the initial public offering of the shares of Michael Page International plc and recognized a pre-tax gain on the sale of Michael Page of $293.9 million ($178.8 million after-tax). See further discussion of the Michael Page transaction in the related footnotes to the financial statements included herein.

    Income Taxes.  The effective income tax rate for the second quarter of 2001 was 39.5% compared with 42.0% in 2000. The lower effective tax rate was due primarily to the tax impact of the gain on sale of Michael Page.

    Net Earnings.  Net earnings increased to $183.2 million ($2.83 per diluted share) in 2001 from $27.7 million ($0.42 per diluted share) in the prior year period due primarily to the gain on sale of Michael Page in 2001. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) decreased to 65.2 million in 2001 from 70.2 million in the prior year, due primarily to the repurchase of common stock during the second half of 2000 and the first quarter of 2001.

Results of Operations

	Six Months Ended (dollar amounts in thousands)
	June 29, 2001		June 30, 2000
		% of Total		% of Total
Revenues:
Information Technology	$330,560	22.0%	$393,475	20.7%
Professional Services—excluding Michael Page	304,964	20.3%	333,132	17.5%
Commercial Staffing	685,570	45.7%	860,390	45.1%

Total excluding Michael Page	1,321,094	88.0%	1,586,997	83.3%
Professional Services—Michael Page	179,642	12.0%	318,287	16.7%

	$1,500,736	100.0%	$1,905,284	100.0%

		% of Revenues		% of Revenues
Gross Profit:
Information Technology	$103,102	31.2%	$128,084	32.6%
Professional Services—excluding Michael Page	109,239	35.8%	129,176	38.8%
Commercial Staffing	143,139	20.9%	184,005	21.4%

Total excluding Michael Page	355,480	26.9%	441,265	27.8%
Professional Services—Michael Page	107,252	59.7%	196,386	61.7%

	$462,732	30.8%	$637,651	33.5%

Segment Operating Margin:
Information Technology	$13,639	4.1%	$20,892	5.3%
Professional Services—excluding Michael Page	10,519	3.4%	28,446	8.5%
Commercial Staffing	16,403	2.4%	37,933	4.4%

Total excluding Michael Page	40,561	3.1%	87,271	5.5%
Professional Services—Michael Page	28,808	16.0%	50,409	15.8%

	69,369	4.6%	137,680	7.2%
Unallocated central costs	(29,597)		(23,016)
Interest expense	(17,970)		(25,530)
Interest income	4,295		1,229
Restructuring, asset impairments and other charges	(63,648)		—
Gain on sale of Michael Page	305,265		—

Earnings before income taxes and cumulative effect of change in accounting	$267,714		$90,363

Six Months Ended June 29, 2001 Compared With Six Months Ended June 30, 2000

    Information Technology.  Revenues decreased 16.0% to $330.6 million in 2001 from $393.5 million in the prior year due primarily to the continued industry-related decreases in customer demand and deferral of start dates on new customer IT projects. Revenues by service line for 2001 within the segment were comprised of 60.1% consulting, 11.3% managed staffing, 2.6% outsourcing, 0.6% search/recruitment and 25.4% flexible staffing. As a percentage of total Information Technology revenues, managed staffing increased from a 2000 level of 8.3%, while consulting decreased from a 2000 level of 64.0%, which reflects the continued decrease in demand for traditional IT services and targeted growth in the staffing product offering.

    Gross profit decreased 19.5% to $103.1 million in 2001 from $128.1 million in the prior year and the overall gross profit percentage decreased to 31.2% in 2001 from 32.6% in 2000 due primarily to lower utilization of consultants and reduced gross profit margins in the European operations in the second quarter of 2001 resulting from a slowing economy.

    Segment operating margin decreased 34.7% to $13.6 million in 2001 from $20.9 million in the prior year. The lower margin in 2001 was due primarily to the decrease in gross profit of $25.0 million discussed above, offset by lower operating expenses of $18.0 million, which resulted from the impact of cost-cutting initiatives taken in the first and second quarters of 2001 to address the declines in revenues. Operating costs as a percentage of revenues decreased from 26.2% in 2000 to 25.8% for 2001 due to the aforementioned cost-cutting initiatives. Amortization expense was $0.3 million higher in 2001 at $4.3 million.

    Professional Services—excluding Michael Page.  Revenues decreased 8.5% to $305.0 million in 2001 from $333.1 million in the prior year. The decline was primarily due to lower search/recruitment and flexible staffing revenues due to the slowdown in the economy, which more than offset 4.0% growth in outsourcing revenues and 3.1% growth in consulting revenues. Revenues by service line within the group were comprised of 8.8% consulting, 1.3% managed staffing, 52.7% outsourcing, 11.8% search/recruitment and 25.4% flexible staffing. As a percentage of total Professional Services—excluding Michael Page revenues, outsourcing increased from a 2000 level of 46.4%, while search/recruitment and flexible staffing decreased from 2000 levels of 16.1% and 29.5%, respectively.

    Gross profit decreased 15.4% to $109.2 million in 2001 from $129.2 million in the prior year and the gross profit percentage decreased from 38.8% in the prior year to 35.8% due primarily to the revenue increase in the outsourcing business which yields lower gross profit margins (but higher segment operating margins due to selling, general and administrative costs) and a reduction in the proportion of search/recruitment revenues to overall segment revenue.

    Segment operating margin decreased 63.0% to $10.5 million in 2001 from $28.4 million in the prior year due to the decrease in gross profit of $20.0 million, which more than offset lower operating expenses of $3.2 million. As a percentage of revenues, operating expenses increased slightly from 29.0% for 2000 to 30.6% for 2001 as the impact of declining revenues and continued investments in JobOptions.com and Enthusian, the Company's internet-based recruiting and workforce management tools, more than offset the impact of cost reduction initiatives taken in 2001. Amortization expense of $5.4 million in 2001 was $1.1 million higher than the same period of 2000 due primarily to the impact of additional goodwill associated with earnout payments on previous acquisitions.

    Commercial Staffing.  Revenues decreased 20.3% to $685.6 million in 2001 from $860.4 million in the prior year due primarily to the impact of a slowing economy. Revenues by service line within the group were comprised of 24.2% managed staffing, 1.9% search/recruitment and 73.9% flexible staffing. As a percentage of total Commercial Staffing revenues, managed staffing revenues increased from a 2000 level of 18.9%, while flexible staffing decreased from a 2000 level of 79.5%. The shift in business mix reflects reduced demand for flexible staffing services in response to the slowing economy.

    Gross profit decreased 22.2% to $143.1 million in 2001 from $184.0 million in the prior year and the overall gross profit percentage decreased to 20.9% in 2001 from 21.4% in the prior year. The decrease is primarily due to the lower revenue growth and tighter pricing due to economic conditions both domestically and in Europe.

    Segment operating margin decreased 56.8% to $16.4 million in 2001 from $37.9 million in the prior year. The decrease in segment operating margin was due to the decrease in gross profit of $40.9 million, partially offset by lower operating expenses of $19.4 million. Operating expenses as a percentage of revenue increased from 16.2% for 2000 to 17.5% for 2001 as the impact of lower revenues more than offset the impact of cost-cutting initiatives taken in 2001. Amortization expense remained relatively unchanged at $6.9 million in 2001 compared with 2000.

    Professional Services—Michael Page.  Revenues for the first half of 2001 were $179.6 million in 2001, which included only the first three months, as Spherion completed the sale of Michael Page at the beginning of the second quarter. Revenues for the first half of 2000 were $318.3 million.

    Gross profit for the first half of 2001 was $107.3 million in 2001, which, as indicated above, includes only the first three months of 2001. Gross profit for the first half of 2000 was $196.4 million. The gross profit percentage for the first half of 2001 was 59.7% as compared to 61.7% in the same 2000 period.

    Segment operating margin was $28.8 million in 2001, also reflecting only three months of operations. First half segment operating margin in 2000 was $50.4 million.

    Unallocated Central Costs.  Unallocated central costs increased 28.6% to $29.6 million from $23.0 million in the prior year, due primarily to first quarter 2001 charges recorded in conjunction with working capital loans made by Spherion to the Worldwide Xceed Group and higher professional fees, which more than offset the impact of 2001 cost-cutting actions taken, most of which were not fully implemented until the second quarter. As a percentage of consolidated revenues, these costs increased to 2.2% in 2001 from 1.5% in the prior year (excluding Michael Page which did not impact central cost levels).

    Interest Expense.  Interest expense decreased 29.6% to $18.0 million in 2001 from $25.5 million last year. This decrease resulted from lower debt levels, due primarily to the paydown of debt with the proceeds from the sale of Michael Page, which was completed at the beginning of the second quarter of 2001. Spherion had average borrowings outstanding during the first half of 2001 of $544.8 million at an average rate of interest of 6.5% compared with $760.7 million outstanding during the first half of 2000 at an average rate of interest of 6.7%.

    Interest Income.  Interest income increased from $1.2 million in the first half of 2000 to $4.3 million in the same period of 2001 due to interest earned on the excess proceeds from the sale of Michael Page, which was completed at the beginning of the second quarter of 2001. During the second quarter of 2001, the excess proceeds were invested primarily in tax-free instruments and commercial paper, which are classified as cash equivalents in the accompanying Consolidated Balance Sheet as of June 29, 2001.

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

    Gain on sale of Michael Page.  At the beginning of the second quarter of 2001, Spherion completed the initial public offering of the shares of Michael Page International plc and recognized a pre-tax gain on the sale of Michael Page of $305.3 million ($186.0 million after-tax), which included pre-tax gains on forward contracts entered into to reduce the foreign currency risk on the proceeds from the sale recorded in the first quarter of 2001.

    Income Taxes.  The effective income tax rate for the first six months of 2001 was 40.0% compared with 42.0% in 2000. The lower effective tax rate was due primarily to the tax impact of the gain on sale of Michael Page.

    Cumulative Effect of Change in Accounting.  At the beginning of the first quarter 2001, Spherion recorded an after-tax charge of $1.1 million (net of income tax benefit of $0.7 million) in conjunction with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

    Net Earnings.  Net earnings increased to $159.3 million ($2.46 per diluted share) from $52.4 million ($0.79 per diluted share) in the prior year period due primarily to the gain on sale of Michael Page, offset by restructuring and other charges recorded in the first quarter of 2001. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) decreased to 66.0 million from 70.5 million in the prior year, due primarily to stock repurchases completed in the second half of 2000 and first quarter of 2001.

Restructuring, Asset Impairments and Other Charges

    Spherion has entered into three restructuring plans during 1999, 2000 and 2001. The 1999 and 2000 plans were related to rationalizing excess capacity, which resulted from the Norrell acquisition. The 2001 plan, which was adopted during the first quarter, was related to terminating redundant employees and excess capacity due to the slowdown in the economy. Spherion expects to enter into an additional restructuring plan in the latter half of 2001 as a result of its recently initiated business transformation strategy and continued economic slowdown. This future plan is expected to result in a charge that will include the non-cash write-down of businesses to be disposed of as well as a cash charge for office consolidation and redundancies.

    During the first quarter of 2001, Spherion recorded restructuring, asset impairments and other charges in the total amount of $63.6 million, with $23.1 million for restructuring and $33.7 million for asset impairments and $6.8 million for other charges.

    These restructuring charges relate to a plan (the "Plan") adopted by management in which certain redundant functions and assets of Spherion will be eliminated. Restructuring costs include employee severance costs of $11.2 million, facility closure costs of $10.5 million, primarily relating to the elimination of redundant branch locations, and professional fees related to the execution of the Plan of $1.4 million. The facility closure costs include $6.1 million in lease termination costs, $3.6 million for the write-off of leasehold improvements on closed branch locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information and $0.8 million in moving and other office related costs associated with the disposition of facility related fixed assets. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets is approximately $1.1 million annually.

    The asset impairment of $33.7 million relates primarily to a write-down of goodwill associated with the impairment of its outplacement business, which is included in the Professional Services segment. Management reviewed the valuation of its outplacement business and determined that anticipated future cash flows from these businesses did not support the purchase price paid and wrote the value of the business down to its estimated fair market value which was based on the value of its publicly traded competitors.

    Other charges include the severance cost for Spherion's former chief executive officer in the amount of $6.8 million.

    An analysis of the Plan, excluding the goodwill impairment and severance cost of Spherion's former chief executive officer, along with amounts remaining to be disbursed under restructuring plans initiated in 1999 and 2000 are as follows (dollar amounts in thousands):

	Balance at December 29, 2000	First Quarter 2001 Plan	First Quarter 2001 Activity	Balance at March 30, 2001	Second Quarter 2001 Activity	Balance at June 29, 2001
First Quarter 2001 Plan
Facility closures	—	$6,905	$(15)	$6,890	$(800)	$6,090
Severance	—	11,163	(4,189)	6,974	(4,708)	2,266
Asset write-offs	—	3,604	(115)	3,489	(260)	3,229
Professional fees	—	1,400	(277)	1,123	(299)	824

Total 2001 Plan	—	$23,072	$(4,596)	$18,476	$(6,067)	$12,409

Fiscal 1999 and 2000 Plans
Facility closures	$1,592	—	$(522)	$1,070	$(162)	$908
Severance	1,066	—	—	1,066	(373)	693

Total	$2,658	—	$(522)	$2,136	$(535)	$1,601

Number of offices	—	106	(27)	79	(62)	17
Number of personnel	7	685	(424)	268	(211)	57

    The accruals for all plans, which are included in accounts payable and accrued expenses, relate to lease buyout assumptions that will be paid out through 2006 unless early terminations can be negotiated and severance costs and professional fees, which are expected to be paid out during 2001 and 2002.

Liquidity and Capital resources

  Cash Flows

    Cash provided by operating activities for the six months ended June 29, 2001 was $17.2 million compared with $82.1 million in the same 2000 period. Lower operating cash flows this period were due primarily to lower operating earnings and an increase in cash used by changes in working capital items. Cash provided by changes in working capital was $77.1 million in the six months ended June 29, 2001 compared with a use of $14.7 million in the same period last year. The six months ended June 29, 2001 included an increase in income taxes payable associated with the gain on sale of Michael Page of approximately $119.3 million. Excluding this item, the increase in cash used for working capital items resulted primarily from the payout of liabilities related to restructuring and other charges and timing of payroll and trade liabilities. This increase was partially offset by a decrease in receivables, which resulted from reduced revenues and improvement in (lower) days sales outstanding during 2001 as compared with higher days sales outstanding in the same 2000 period. Working capital in the first six months of 2000 also benefited from a decrease in other assets resulting from the receipt of an $8.0 million federal income tax refund related to Norrell.

    Cash provided from investing activities during the six months ended June 29, 2001 was $801.0 million. The increase was due primarily to the receipt of proceeds on the disposition of Michael Page, net of cash sold, which was partially offset by $29.1 million of earnout payments on previous acquisitions and franchise/licensee buybacks and $21.1 million of capital expenditures. During the same 2000 period, investing activities used $121.6 million for earnout payments associated with prior acquisitions, the repurchase of licensee operations to reduce market overlap created by the Norrell acquisition and technology investments. Investing activities in 2000 also included $24.3 million of capital expenditures, primarily for new computer hardware and software to continue to upgrade and expand Spherion's information technology capabilities.

    Cash used in financing activities was $551.1 million and reflected the repayment of debt using the proceeds from the sale of Michael Page, discussed above, and share repurchases of $36.2 million, primarily during the first quarter of 2001. The repayment of debt included, during the second quarter of 2001, the paydown and termination of the Australian dollar financing and the paydown and termination of the U.S. dollar loan facility, which was secured by Spherion's accounts receivable. Cash provided by financing activities was $43.2 million during the same 2000 period and primarily reflected increased net borrowings to fund acquisitions and strategic investments and higher proceeds from employee stock option and purchase plan activity.

    During the second quarter of 2001, Spherion announced that its Board of Directors authorized a share repurchase program for a total of three million shares over the next year. Spherion did not repurchase any shares under this authorization during the quarter ended June 29, 2001.

    Using the proceeds from the sale of Michael Page, which was completed in the second quarter of 2001, Spherion repaid the majority of its outstanding variable-rate debt and invested the remaining proceeds primarily in commercial paper and tax-free instruments. At June 29, 2001, such investments totaled approximately $280 million and are included in cash and cash equivalents in the accompanying Consolidated Balance Sheet. Spherion expects to make an income tax payment in the fourth quarter of 2001, which will include approximately $119 million related to the gain on sale of Michael Page, and any remaining proceeds are expected to be used for strategic investments, share repurchases and general corporate purposes.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

    As of June 29, 2001, Spherion maintains a portion of its cash and cash equivalents in financial instruments (including debt and auction rate securities) with maturities of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments (generally less than 30 days), an immediate increase of 1% in interest rates would not have a material effect on Spherion's financial condition.

    Spherion's outstanding variable-rate debt at June 29, 2001 and June 30, 2000 was $20.8 million and $552.2 million, respectively. Spherion repaid more than $550 million in variable-rate debt during the second quarter with the proceeds from the sale of Michael Page. The remaining variable rate debt is primarily based on Libor adjusted by a variable margin. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.2 million and $5.5 million in 2001 and 2000, respectively, on an annual basis not considering the offset of the interest rate swap in the 2000 period discussed below.

    In May 1998, Spherion issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of Spherion's fixed rate convertible subordinated debt as of June 29, 2001 and June 30, 2000 was $165.0 million and $160.0 million, respectively, compared with the related carrying value of $207.0 million.

    Spherion utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable-rate debt. Spherion had a variable to variable interest rate swap agreement, which effectively converted interest from a British Pound LIBOR basis to a broader index and capped Spherion's exposure to upward movement in rates at 8.5%. In anticipation of repaying substantially all variable rate debt with the proceeds of the sale of Michael Page, this agreement, which was terminated during the first quarter of 2001 at a cost of $1.3 million.

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

    Spherion had outstanding forward contracts to sell British Pounds, which were entered into to reduce the foreign currency risk on the proceeds from the sale of Michael Page and unwound in April 2001. The adjustment to record these contracts at fair value resulted in the recognition of an unrealized gain of approximately $11 million, during the first quarter of 2001. These contracts were settled during April 2001 with a realized gain of $9.6 million. Spherion had foreign currency forward contracts to sell Australian dollars, which were terminated in April 2001. During the first quarter of 2001, Spherion recorded a $9.3 million gain to adjust the carrying value of the foreign currency forward contracts to fair value, which was offset by a $9.3 million loss recorded on an intercompany transaction.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with the Company's contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleges the following causes of action: breach of contract, fraud, negligence and misrepresentation. The Company denies the allegations of CFC's complaint and intends to vigorously defend against the claims. On April 2, 2001, the Company filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. Management believes there is no basis for the amount of damages sought in this case. Management further believes that Spherion's insurance will provide adequate coverage of this claim and therefore is not expected to have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

    Spherion first reported litigation filed by Interim HealthCare, Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. (collectively, the "Interim HealthCare Plaintiffs") on its Form 10-K for the fiscal year ended December 29, 2000. On July 24, 2001 the Interim HealthCare Plaintiffs filed a First Amended Complaint in the Court of Chancery of the State of Delaware in New Castle County, reducing their demand to $10 million for breach of contract, a reduction in purchase price of $24 million or rescission of the contract.

Item 4.  Matters Submitted To A Vote Of Security Holders

(a)
The Annual Meeting of Stockholders of the Company was held on May 22, 2001.

(b)
The Annual Meeting involved the re-election of Class II directors Steven S. Elbaum, Jerome B. Grossman and Guy W. Millner. The term of the following directors continued after the Annual Meeting: William F. Evans, Cinda A. Hallman, J. Ian Morrison and A. Michael Victory.

(c)
At the Annual Meeting, stockholders voted on the following matters:

(1)
The election of directors Steven S. Elbaum, Jerome B. Grossman and Guy W. Millner to continue in office as Class II directors for a three-year term expiring on the date of the Annual Meeting in the year 2004.

	Votes For:	Votes Withheld:	Abstentions:
Steven S. Elbaum	54,683,468	1,094,114	61,940
Jerome B. Grossman	54,683,468	1,094,114	61,940
Guy W. Millner	54,683,468	1,094,114	61,940
  (2)
  A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 28, 2001.

Votes For:	Votes Against:	Abstentions:
55,372,808	456,542	10,172
(d)
Not applicable.

Item 5.  Other Information

    The following information includes the pro forma financial statements and accompanying notes related to the sale of Michael Page, originally disclosed in Item 5, Other Information on Form 10-Q for the quarterly period ended March 30, 2001. Certain amendments have been made to clarify the language included in item (a) below, and footnote (a) of item (e) below.

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

    The unaudited Pro Forma Condensed Consolidated Statements of Operations for the three months ended March 30, 2001 and year ended December 29, 2000, presents Spherion's results of operations, assuming the transaction and related pro forma adjustments had occurred at the beginning of the fiscal year ended December 29, 2000 (and were carried through the interim period ended March 30, 2001). The unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 30, 2001 presents the financial position of Spherion Corporation and Subsidiaries assuming the transaction and related pro forma adjustments had occurred on March 30, 2001.

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

SHERION CORPORATION AND SUBSIDIARIES
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

SHERION CORPORATION AND SUBSIDIARIES
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

See notes to Pro Forma Condensed Consolidated Financial Information.

SHERION CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
As of March 30, 2001
(unaudited, amounts in thousands)

	Historical	Deconsolidation of Michael Page	Pro Forma Adjustments		Pro Forma
Assets
Current Assets:
Cash and cash equivalents	$50,151	$(30,214)	$192,000	(d)	$211,937
Receivables, net	416,976	—	—		416,976
Deferred tax asset	32,368	—	—		32,368
Other current assets	69,658	—	(11,400	)(f)	58,258
Michael Page net assets held for disposition	484,045	(484,045)	—		—

Total current assets	1,053,198	(514,259)	180,600		719,539
Goodwill and other intangibles, net	1,033,346	—	—		1,033,346
Property and equipment, net	110,173	—	—		110,173
Deferred tax asset	72,338	—	—		72,338
Other assets	31,496	—	—		31,496

	$2,300,551	$(514,259)	$180,600		$1,966,892

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$594,464	$—	$(559,000	)(d)	$35,464
Accounts payable and other accrued expenses	149,447	—	—		149,447
Accrued salaries, wages and payroll taxes	118,205	—	—		118,205
Other current liabilities	28,129	—	(4,200	)(f)	23,929

Total current liabilities	890,245	—	(563,200)		327,045
Long-term debt	9,011	—	—		9,011
Convertible subordinated notes	206,997	—	—		206,997
Other long-term liabilities	86,205	—	—		86,205

Total liabilities	1,192,458	—	(563,200)		629,258

Stockholders' Equity:
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,425 shares	653	(6,194)	6,194	(e)	653
Treasury stock, at cost, 7,073,489 shares	(83,248)	—	—		(83,248)
Additional paid-in capital	869,229	(520,904)	520,904	(e)	869,229
Retained earnings	383,722	(24,252)	24,252 178,762	(e) (f)	562,484
Accumulated other comprehensive loss	(62,263)	37,091	13,688	(g)	(11,484)

Total stockholders' equity	1,108,093	(514,259)	743,800		1,337,634

	$2,300,551	$(514,259)	$180,600		$1,966,892

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

$751,000

(e)
To adjust for the deconsolidation of Michael Page equity accounts.

(f)
To record the gain on sale of the disposition of Michael Page using the information set forth in item (d) above as follows:

Net proceeds	$751,000
Less:
Net book value of the assets disposed	(514,259)
Loss on recognition of cumulative translation adjustments	(50,779)

After-tax gain on disposition	185,962
Less after-tax gain recorded in the first quarter 2001 on foreign currency transactions	(7,200)

After-tax gain on disposition to be recorded in the second quarter 2001	$178,762

(g)
To reduce the cumulative translation adjustment for the amounts related to the intercompany loan with Michael Page.

Item 6.—Exhibits And Reports On Form 8-K

(a)
Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
3.2	By-Laws of registrant, amended and restated as of April 9, 2001 filed as Exhibit 3.2 hereto.
10.5	Second Amended and Restated Credit Agreement dated April 2, 2001, by and among the registrant, the Borrowing Subsidiaries, Bank of America, N.A., as Administrative Agent, Fleet National Bank, as Documentation Agent, Citibank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Bank Manager and the Banks Parties thereto, filed as Exhibit 10.5 hereto.
10.6	Amendment Agreement No. 1 dated June 22, 2001 to the Second Amended and Restated Credit Agreement dated April 2, 2001, by and among the registrant, the Borrowing Subsidiaries, Bank of America, N.A., as Administrative Agent, Fleet National Bank, as Documentation Agent, Citibank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Bank Manager and the Banks Parties thereto, filed as Exhibit 10.6 hereto.
10.19	Spherion Corporation Outside Directors' Compensation Plan effective May 22, 2001, filed as Exhibit 10.19 hereto.
10.39	Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, filed as Exhibit 10.39 hereto.
10.52	Fourth Amendment to the Interim Services Inc. Deferred Compensation Plan dated July 7, 2000, filed as Exhibit 10.52 hereto.
10.53	Fifth Amendment to the Spherion Corporation Deferred Compensation Plan dated January 1, 2001, filed as Exhibit 10.53 hereto.
10.54	Commitment Reduction and Termination Notice dated May 10, 2001, effective May 17, 2001, terminating the Credit and Security Agreement, as amended, by and among Spherion Receivables Corp., the registrant, Wachovia Bank, N.A. and Blue Ridge Asset Funding Corporation, filed as Exhibit 10.54 hereto.
10.55	Form of Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.55 hereto.
10.56	Form of Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.56 attached hereto.
10.57	Form of Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.57 hereto.
10.58	Form of Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.58 attached hereto.
10.59	Spherion Corporation Deferred Stock Plan (as amended through April 10, 2001) filed as Exhibit 10.59 hereto.
(b)
On April 10, 2001, the registrant filed a Report on Form 8-K pertaining to the issuance of a press release announcing the appointment of Cinda A. Hallman, a director of the registrant, as President and Chief Executive Officer, and Steven S. Elbaum, also a director of the registrant, as Chairman of the Board.

  On April 17, 2001, the registrant filed a Report on Form 8-K reporting it had sold Michael Page International plc, its wholly-owned subsidiary ("Michael Page"), representing 81.7% of the registrant's ownership in Michael Page through an initial public offering of Michael Page.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION (Registrant)
DATE—August 13, 2001	BY	/s/ ROY G. KRAUSE Roy G. Krause Executive Vice President and Chief Financial Officer (principal financial officer)
DATE—August 13, 2001	BY	/s/ MARK W. SMITH Mark W. Smith Vice President, Business Services (principal accounting officer)

Exhibit Number	Exhibit Index
3.2	By-Laws of registrant, amended and restated as of April 9, 2001.
10.5
Second Amended and Restated Credit Agreement dated April 2, 2001, by and among the registrant, the Borrowing Subsidiaries, Bank of America, N.A., as Administrative Agent, Fleet National Bank, as Documentation Agent, Citibank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Bank Manager and the Banks Parties thereto.
10.6
Amendment Agreement No. 1 dated June 22, 2001 to the Second Amended and Restated Credit Agreement dated April 2, 2001, by and among the registrant, the Borrowing Subsidiaries, Bank of America, N.A., as Administrative Agent, Fleet National Bank, as Documentation Agent, Citibank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Bank Manager and the Banks Parties thereto.
10.19	Spherion Corporation Outside Directors' Compensation Plan effective May 22, 2001.
10.39	Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan.
10.52	Fourth Amendment to the Interim Services Inc. Deferred Compensation Plan dated July 7, 2000.
10.53	Fifth Amendment to the Spherion Corporation Deferred Compensation Plan dated January 1, 2001.
10.54
Commitment Reduction and Termination Notice dated May 10, 2001, effective May 17, 2001, terminating the Credit and Security Agreement, as amended, by and among Spherion Receivables Corp., the registrant, Wachovia Bank, N.A. and Blue Ridge Asset Funding Corporation.
10.55	Form of Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto.
10.56	Form of Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto.
10.57	Form of Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto.
10.58	Form of Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto.
10.59	Spherion Corporation Deferred Stock Plan (as amended through April 10, 2001).

QuickLinks

TABLE OF CONTENTS
Part I—FINANCIAL INFORMATION
Condensed Consolidated Statements of Earnings
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
SPHERION CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Matters Submitted To A Vote Of Security Holders
  Item 5. Other Information
Pro Forma Condensed Consolidated Statement of Earnings For the Three Months Ended March 30, 2001
Unaudited Pro Forma Condensed Consolidated Statement of Earnings For the Twelve Months Ended December 29, 2000
Pro Forma Condensed Consolidated Balance Sheet As of March 30, 2001
SPHERION CORPORATION AND SUBSIDIARIES Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information
SIGNATURES