Form 10-Q
period 2001-09-28
SPHERION CORP
filed 2001-11-13
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on October 26, 2001 was 58,326,778.

TABLE OF CONTENTS

PART I  Financial Information

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Revenues	$621,747	$936,744	$2,122,483	$2,842,028
Cost of services	459, 372	627,207	1,497,376	1,894,840

Gross profit	162,375	309,537	625,107	947,188

Selling, general and administrative expenses	135,666	229,011	511,214	693,818
Licensee commissions	12,633	17,882	40,505	54,858
Amortization of intangibles	7,829	10,891	27,369	32,095
Interest expense	3,367	13,701	21,337	39,231
Interest income	(3,259)	(636)	(7,554)	(1,865)
Restructuring, asset impairments and other charges	71,003	—	134,651	—
Gain on sale of Michael Page	—	—	(305,265)	—
Gain on sale of marketable securities	(2,435)	—	(2,435)	—

	224,804	270,849	419,822	818,137

Earnings (loss) before income taxes and cumulative effect of change in accounting	(62,429)	38,688	205,285	129,051
Income tax expense (benefit)	(15,559)	14,315	91,791	52,266

Earnings (loss) before cumulative effect of change in accounting	(46,870)	24,373	113,494	76,785
Cumulative effect of change in accounting, net of income taxes of $681	—	—	(1,114)	—

Net earnings (loss)	$(46,870)	$24,373	$112,380	$76,785

Earnings per share—Basic:
Earnings (loss) before cumulative effect of change in accounting	$(0.79)	$0.38	$1.90	$1.20
Cumulative effect of change in accounting	—	—	(0.02)	—

	$(0.79)	$0.38	$1.88	$1.20

Earnings per share—Diluted:
Earnings (loss) before cumulative effect of change in accounting	$(0.79)	$0.37	$1.79	$1.16
Cumulative effect of change in accounting	—	—	(0.02)	—

	$(0.79)	$0.37	$1.77	$1.16

Weighted average shares used in computation of earnings (loss) per share:
Basic	59,211	63,627	59,633	64,051
Diluted	59,211	69,393	66,005	70,110

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, amounts in thousands, except share data)

	September 28, 2001	December 29, 2000
Assets
Current Assets:
Cash and cash equivalents	$320,816	$38,457
Receivables, less allowance for doubtful accounts of $11,035 and $21,643	376,888	607,438
Deferred tax asset	32,885	29,946
Other current assets	33,419	49,288

Total current assets	764,008	725,129
Goodwill, net	1,017,039	1,334,754
Tradenames and other intangibles, net	756	180,611
Property and equipment, net	103,760	149,093
Deferred tax asset	72,446	59,740
Other assets	24,607	33,893

	$1,982,616	$2,483,220

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$11,537	$286,203
Accounts payable and other accrued expenses	131,836	179,387
Accrued salaries, wages and payroll taxes	102,392	220,442
Other current liabilities	131,090	31,453

Total current liabilities	376,855	717,485
Long-term debt, net of current portion	8,888	282,914
Convertible subordinated notes	206,997	206,997
Other long-term liabilities	91,412	85,274

Total liabilities	684,152	1,292,670

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 and 65,341,425 shares, respectively	653	653
Treasury stock, at cost, 6,905,532 and 3,587,793 shares, respectively	(78,584)	(50,732)
Additional paid-in capital	867,357	870,202
Retained earnings	520,004	407,624
Accumulated other comprehensive loss	(10,966)	(37,197)

Total stockholders' equity	1,298,464	1,190,550

	$1,982,616	$2,483,220

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Nine Months Ended
	September 28, 2001	September 29, 2000
Cash Flows from Operating Activities:
Earnings before cumulative effect of change in accounting	$113,494	$76,785
Adjustments to reconcile earnings before cumulative effect of change in accounting to net cash provided by operating activities:
Depreciation and amortization	52,322	60,046
Deferred income tax (benefit) expense	(23,135)	—
Restructuring, asset impairments and other charges	134,651	259
Gain on sale of Michael Page	(305,265)	—
Other non-cash charges	5,871	5,931
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	75,217	(77,643)
Other assets	(5,137)	21,834
Accounts payable, income taxes payable, accrued liabilities and other liabilities	5,979	32,480
Restructuring and other charges	(20,737)	(7,032)

Net Cash Provided by Operating Activities	33,260	112,660

Cash Flows from Investing Activities:
Proceeds from sale of Michael Page, net of cash sold	852,688	—
Acquisitions and earnout payments, net of cash acquired	(31,320)	(98,162)
Capital expenditures, net	(26,913)	(39,540)
Other	4,021	(13,730)

Net Cash Provided by (Used in) Investing Activities	798,476	(151,432)

Cash Flows from Financing Activities:
Debt proceeds	88,025	92,942
Debt repayments	(595,022)	(18,672)
Purchase of treasury stock	(36,712)	(28,319)
Proceeds from exercise of employee stock options and stock purchase plan	1,456	8,890
Other, net	(7,124)	(9,915)

Net Cash (Used in) Provided by Financing Activities	(549,377)	44,926

Increase in cash and cash equivalents	282,359	6,154
Cash and cash equivalents, beginning of period	38,457	37,539

Cash and cash equivalents, end of period	$320,816	$43,693

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

    The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of financial position, results of operations and cash flows for the periods presented. Results for the three and nine months ended September 28, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending December 28, 2001. Certain 2000 amounts have been reclassified to conform with the current year presentation.

2.  Principles of Consolidation

    The condensed consolidated financial statements include the accounts of Spherion Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Spherion consolidates licensed operations under guidance prescribed by Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the consolidation of all majority-owned subsidiaries unless control is temporary or does not rest with the majority owner.

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

5.  Disposition of Michael Page

    Spherion completed the initial public offering of shares of Michael Page International plc ("Michael Page"), disposing of 100% of the Company's interest at the beginning of the second quarter of 2001. Spherion's proceeds were approximately $710 million, net of taxes and expenses. Spherion recorded a gain on the transaction of $305.3 million ($186.0 million after-tax) with $293.9 million ($178.8 million after-tax) recorded in the second quarter of 2001 and a $11.4 million ($7.2 million after-tax) gain recorded in the first quarter of 2001 related to foreign currency gains on forward contracts. The operating results of Michael Page have been included in the statements of operations and cash flows through the date of its disposition.

6.  Comprehensive Income

    The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Net earnings (loss)	$(46,870)	$24,373	$112,380	$76,785

Other comprehensive income:
Foreign currency translation adjustments arising during the period	3,228	(11,289)	(24,147)	(34,854)
Less: Foreign currency translation adjustments related to the sale of Michael Page	—	—	50,799	—

Subtotal	3,228	(11,289)	26,652	(34,854)

Net unrealized gain (loss) on securities arising during the period	(284)	(7,847)	1,090	(11,871)
Less: Gain on sale of marketable securities included in net earnings (loss)	(1,511)	—	(1,511)	—

Subtotal	(1,795)	(7,847)	(421)	(11,871)

Total comprehensive income (loss)	$(45,437)	$5,237	$138,611	$30,060

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

	Three Months Ended (amounts in thousands, except per share amounts)
	September 28, 2001			September 29, 2000
	Net Loss	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Basic EPS	$(46,870)	59,211	$(0.79)	$24,373	63,627	$0.38

Effect of dilutive securities:
Stock options and other dilutive securities	—	—		—	217
Convertible notes	—	—		1,511	5,549

Diluted EPS	$(46,870)	59,211	$(0.79)	$25,884	69,393	$0.37

	Nine Months Ended (amounts in thousands, except per share amounts)
	September 28, 2001			September 29, 2000
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Basic EPS	$112,380	59,633	$1.88	$76,785	64,051	$1.20

Effect of dilutive securities:
Stock options and other dilutive securities	—	423		—	510
Convertible notes	4,744	5,949		4,535	5,549

Diluted EPS	$117,124	66,005	$1.77	$81,320	70,110	$1.16

8.  Segment Information

    Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as earnings before unallocated central costs, net interest expense, income taxes, special items (restructuring, asset impairments and other charges, gain on sale of Michael Page and gain on sale of marketable securities) and cumulative effect of change in accounting. All material intercompany revenues and expenses have been eliminated.

    Information on operating segments and a reconciliation to earnings (loss) before income taxes and cumulative effect of change in accounting for the three and nine months ended September 28, 2001 and September 29, 2000 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Revenues:
Information Technology	$142,219	$186,542	$472,779	$580,017
Professional Services—excluding Michael Page	143,121	165,428	448,085	498,560
Commercial Staffing	336,407	420,524	1,021,977	1,280,914

Total Excluding Michael Page	621,747	772,494	1,942,841	2,359,491
Professional Services—Michael Page	—	164,250	179,642	482,537

	$621,747	$936,744	$2,122,483	$2,842,028

Gross Profit:
Information Technology	$42,217	$59,605	$145,319	$187,689
Professional Services—excluding Michael Page	51,784	59,885	161,023	189,041
Commercial Staffing	68,374	90,789	211,513	274,794

Total Excluding Michael Page	162,375	210,279	517,855	651,524
Professional Services—Michael Page	—	99,258	107,252	295,664

	$162,375	$309,537	$625,107	$947,188

Segment Operating Margin:
Information Technology	$2,678	$9,375	$16,317	$30,267
Professional Services—excluding Michael Page	6,095	9,479	16,614	37,924
Commercial Staffing	6,797	19,855	23,200	57,788

Total Excluding Michael Page	15,570	38,709	56,131	125,979
Professional Services—Michael Page	—	27,497	28,808	77,907

	15,570	66,206	84,939	203,886
Unallocated central costs	(9,323)	(14,453)	(38,920)	(37,469)
Interest expense	(3,367)	(13,701)	(21,337)	(39,231)
Interest income	3,259	636	7,554	1,865
Restructuring, asset impairments and other charges	(71,003)	—	(134,651)	—
Gain on sale of Michael Page	—	—	305,265	—
Gain on sale of marketable securities	2,435	—	2,435	—

Earnings (loss) before income taxes and cumulative effect of change in accounting	$(62,429)	$38,688	$205,285	$129,051

9.  Restructuring, Asset Impairments and Other Charges

    Spherion has entered into various restructuring plans during 1999, 2000 and 2001. The 1999 and 2000 plans were related to rationalizing excess capacity resulting from the Norrell acquisition. The plan adopted during the first quarter of 2001 was related to terminating redundant employees and excess capacity due to the slowdown in the economy. Spherion initiated an additional restructuring plan during the third quarter of 2001 as a result of its recently announced business transformation strategy and continued economic slowdown.

    During the third quarter of 2001, Spherion recorded restructuring, asset impairments and other charges in the total amount of $71.0 million, with $29.6 million for restructuring, $42.1 million for the write-down of businesses that are held for sale and obsolete software and $0.3 million for other charges, offset by a reversal of existing reserves of $1.0 million from prior restructuring actions that were not needed.

    During the first quarter of 2001, Spherion recorded restructuring, asset impairments and other charges in the total amount of $63.6 million, with $23.1 million for restructuring and $33.7 million for asset impairments and $6.8 million for other charges.

    Restructuring costs for the third and first quarter plans (the "Plans") include employee severance costs of $7.9 million and $11.2 million, respectively, facility closure costs and asset write-offs of $20.8 and $10.5 million, respectively, and professional fees related to the execution of the Plans of $0.9 million and $1.4 million, respectively. The facility closure costs for the third and first quarter include $15.1 million and $6.1 million, respectively, in lease termination costs, $4.5 million and $3.6 million, respectively, for the write-off of leasehold improvements on closed locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information and $1.2 million and $0.8 million, respectively, in moving and other office related costs associated with the disposition of facility related fixed assets. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets are approximately $1.4 million and $1.1 million annually related to the third and first quarter plans, respectively.

    The write-down of assets in the third quarter of $42.1 million includes the write-down of businesses held for sale of $36.6 million and the write-down of obsolete software of $5.5 million. The write-down of businesses that are held for sale in the third quarter was for the estimated loss on disposition of the StratfordGroup, Spherion's retained executive search business, JobOptions.com, an internet recruiting business and the commercial staffing operations in Spain. These businesses were written-down to their expected net realizable values and are expected to be sold in the fourth quarter. These businesses generated $21.8 million of revenue and pretax losses of $7.1 million for the nine-month period ended September 28, 2001.

    The asset impairment of $33.7 million recorded in the first quarter relates primarily to a write-down of goodwill associated with the impairment of the outplacement business, which is included in the Professional Services segment. Management reviewed the valuation of its outplacement business and determined that anticipated future cash flows from these businesses did not support the purchase price paid and wrote the value of the business down to its estimated fair market value which was based on the value of its publicly traded competitors.

    Other charges recorded in the first quarter include the severance cost for Spherion's former chief executive officer in the amount of $6.8 million.

    Spherion anticipates recording approximately $6 million in restructuring expenses during the fourth quarter for employee severances and office closures. The total third and fourth quarter charges will approximate $35 million and will include severance for over 500 employees and closure of over 150 offices (these employee and office counts exclude the employee and offices for businesses held for sale).

    An analysis of the Plans, excluding the write-down of businesses that are held for sale and obsolete software, goodwill impairment and severance cost of Spherion's former chief executive officer, along with amounts remaining to be disbursed under restructuring plans initiated in 1999 and 2000 are as follows (dollar amounts in thousands):

	Balance at December 29, 2000	First Quarter 2001 Plan	First and Second Quarter 2001 Activity	Balance at June 29, 2001	Third Quarter 2001 Plan		Third Quarter 2001 Activity	Balance at September 28, 2001
2001 Plans
Facility Closures	$—	$6,905	$(815)	$6,090	$15,084		$(1,346)	$19,828
Severance	—	11,163	(8,897)	2,266	7,859		(913)	9,212
Asset write-offs	—	3,604	(375)	3,229	5,672		(1,274)	7,627
Professional fees	—	1,400	(576)	824	937		(111)	1,650

Total 2001 Plans	$—	$23,072	$(10,663)	$12,409	$29,552		$(3,644)	$38,317

Fiscal 1999 and 2000 Plans
Facility Closures	$1,592	$—	$(684)	$908	$—		$(395)	$513
Severance	1,066	—	(373)	693	—		—	693

Total	$2,658	$—	$(1,057)	$1,601	$—		$(395)	$1,206

Number of offices	—	106	(89)	17	132(a	)	(8)	141
Number of personnel	7	685	(635)	57	366(a	)	(77)	346
(a)
Includes counts for businesses held for sale of 128 employees and 14 offices.

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

11. Financial Instruments

    Spherion utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable-rate debt. There were no such agreements outstanding as of September 28, 2001.

    Spherion enters into foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. Spherion attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. Spherion uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Spherion does not enter into forward contracts for trading purposes. There were no foreign exchange financial instruments outstanding as of September 28, 2001.

    Spherion had outstanding forward contracts to sell British Pounds, which were entered into to reduce the foreign currency risk on the proceeds from the sale of Michael Page and unwound in April 2001. The adjustment to record these contracts at fair value resulted in the recognition of an unrealized gain of approximately $11 million during the first quarter of 2001 and is included in the gain on sale of Michael Page in the accompanying condensed Consolidated Statements of Operations for the nine months ended September 28, 2001. These contracts were settled during April 2001 with a realized gain of $9.6 million. Spherion had foreign currency forward contracts to sell Australian dollars, which were terminated in April 2001 in conjunction with the paydown of the Australian dollar financing.

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

    Spherion first reported litigation filed by Interim HealthCare, Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. (collectively, the "Interim HealthCare Plaintiffs") on its Form 10-K for the fiscal year ended December 29, 2000. On July 24, 2001 the Interim HealthCare Plaintiffs filed a First Amended Complaint in the Court of Chancery of the State of Delaware in New Castle County, reducing their demand to $10 million for breach of contract, a reduction in purchase price of $24 million or rescission of the contract. Management believes that the resolution of this matter will not have a material impact on Spherion's consolidated financial position, liquidity or results of operation.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

    We operate through three operating segments: Information Technology, Professional Services and Commercial Staffing. Within these operating segments, we provide five primary services: consulting; managed staffing; outsourcing; search/recruitment; and flexible staffing. We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating margin. Segment operating margin is defined as earnings before unallocated central costs, net interest expense, income taxes, special items (restructuring, asset impairments and other charges, gain on sale of Michael Page and gain on sale of marketable securities) and cumulative effect of change in accounting.

Results of Operations

	Three Months Ended (dollar amounts in thousands)
	September 28, 2001		September 29, 2000
		% of Total		% of Total
Revenues:
Information Technology	$142,219	22.9%	$186,542	19.9%
Professional Services—excluding Michael Page	143,121	23.0%	165,428	17.7%
Commercial Staffing	336,407	54.1%	420,524	44.9%

Total excluding Michael Page	621,747	100.0%	772,494	82.5%
Professional Services—Michael Page	—	—	164,250	17.5%

	$621,747	100.0%	$936,744	100.0%

		% of Revenues		% of Revenues
Gross Profit:
Information Technology	$42,217	29.7%	$59,605	32.0%
Professional Services—excluding Michael Page	51,784	36.2%	59,885	36.2%
Commercial Staffing	68,374	20.3%	90,789	21.6%

Total excluding Michael Page	162,375	26.1%	210,279	27.2%
Professional Services—Michael Page	—	—	99,258	60.4%

	$162,375	26.1%	$309,537	33.0%

Segment Operating Margin:
Information Technology	$2,678	1.9%	$9,375	5.0%
Professional Services—excluding Michael Page	6,095	4.3%	9,479	5.7%
Commercial Staffing	6,797	2.0%	19,855	4.7%

Total excluding Michael Page	15,570	2.5%	38,709	5.0%
Professional Services—Michael Page	—	—	27,497	16.7%

	15,570	2.5%	66,206	7.1%
Unallocated central costs	(9,323)		(14,453)
Interest expense	(3,367)		(13,701)
Interest income	3,259		636
Restructuring, asset impairments and other charges	(71,003)		—
Gain on sale of marketable securities	2,435		—

Earnings (loss) before income taxes and cumulative effect of change in accounting	$(62,429)		$38,688

Three Months Ended September 28, 2001 Compared With Three Months Ended September 29, 2000

    Information Technology.  Revenues decreased 23.8% to $142.2 million in 2001 from $186.5 million in the prior year due primarily to continued industry-wide softness in demand for IT services. Revenues by service line for the quarter within the group were comprised of 54.3% consulting, 13.6% managed staffing, 3.0% outsourcing, 0.5% search/recruitment and 28.6% flexible staffing. As a percentage of total Information Technology revenues, consulting decreased from a 2000 level of 61.4%, while managed staffing increased from a 2000 level of 9.4%. This shift in business mix reflects the continued industry-wide softness in demand for IT consulting services and growth of the managed staffing product offering.

    Gross profit decreased 29.2% to $42.2 million in 2001 from $59.6 million in the prior year. Overall gross profit percentage decreased to 29.7% in 2001 from 32.0% due to pricing pressures, lower utilization of consultants and a decline in permanent placement revenue.

    Segment operating margin (earnings before unallocated central costs, net interest expense, income taxes and special items) decreased 71.4% to $2.7 million in 2001 from $9.4 million in the prior year. The lower operating margin in the quarter was due to the decrease in gross profit of $17.4 million discussed above, offset by lower operating expenses of $10.5 million and lower amortization expense of $0.2 million. Operating costs as a percentage of revenues increased from 25.7% in 2000 to 26.3% for 2001, due to the impact of declining revenues only partially offset by the cost containment actions taken in response to the decline in business volume. Amortization expense of $2.1 million in 2001 was lower than the comparable prior year amount of $2.3 million.

    Professional Services—excluding Michael Page.  Revenues decreased 13.5% to $143.1 million in 2001 from $165.4 million in the prior year, due primarily to a reduction in demand for recruitment services, which includes permanent placement and flexible staffing, resulting from the slowdown in the domestic economy. Revenues by service line within this segment were comprised of 9.6% consulting, 0.9% managed staffing, 53.0% outsourcing, 10.7% search/recruitment and 25.8% flexible staffing. As a percentage of total Professional Services revenue, consulting revenue increased from 2000 levels of 7.0% due to an increase in outplacement services, and outsourcing revenues increased from 2000 levels of 47.9% due to decreases in search recruitment and flexible staffing revenues from 2000 levels of 14.0% and 29.7%, respectively.

    Gross profit decreased 13.5% to $51.8 million in 2001 from $59.9 million in the prior year, with a consistent gross profit percentage year over year.

    Segment operating margin decreased 35.7% to $6.1 million in 2001 from $9.5 million in the prior year. The lower operating margin in the quarter was due to a gross profit decrease of $8.1 million, partially offset by lower operating expenses of $4.5 million and lower amortization expense of $0.2 million. As a percentage of revenues, operating expenses increased to 30.5% in 2001 compared with 29.1% in 2000 due to the impact of declining revenues only partially offset by the cost containment actions taken in response to the decline in business volume. Amortization expense of $2.1 million in 2001 was lower than comparative 2000 amount of $2.3 million.

    Commercial Staffing.  Revenues decreased by 20.0% to $336.4 million from $420.5 million in the prior year due to lower demand for staffing services in a weakened global economy. Revenues by service line within the group were comprised of 27.2% managed staffing, 1.5% search/recruitment and 71.3% flexible staffing. As a percentage of total Commercial Staffing revenues, flexible staffing decreased from a 2000 level of 76.8% while managed staffing increased from a 2000 level of 21.4% primarily due to the decrease in flexible staffing revenue, due to weaker economic conditions.

    Gross profit decreased 24.7% to $68.4 million from $90.8 million in the prior year and overall gross profit percentage decreased to 20.3% from 21.6% in the prior year due primarily to pricing pressures, higher workers compensation expense as a percentage of revenue and lower levels of search/recruitment revenues.

    Segment operating margin decreased 65.8% to $6.8 million from $19.9 million in the prior year. Gross profit decreased $22.4 million and was partially offset by lower operating expenses of $9.6 million and higher amortization of $0.3 million. Operating expenses as a percentage of revenue increased from 16.1% in 2000 to 17.2% in 2001. The increase resulted as the impact from lower revenues more than offset the impact of cost reduction initiatives taken in 2001 to address lower business volume. Amortization expense of $3.6 million in 2001 was higher than the comparable prior year amount of $3.3 million.

    Unallocated Central Costs.  Unallocated central costs decreased 35.5% to $9.3 million from $14.5 million in the prior year, due primarily to 2001 cost cutting actions, a one-time foreign exchange gain, reduced incentive compensation expenses and professional fees. As a percentage of total revenue (excluding Michael Page), unallocated costs decreased from 1.9% in 2000 to 1.5% in 2001. We expect that unallocated central costs will increase in the fourth quarter due to higher marketing expenses and increased spending on technology infrastructure.

    Interest Expense.  Interest expense decreased 75.4% to $3.4 million in 2001 from $13.7 million in the prior year. This decrease resulted from lower debt levels due to the paydown of debt with the proceeds from the sale of Michael Page and lower overall average interest rates. We had average borrowings outstanding during the third quarter of 2001 of $227.9 million at an average rate of interest of 5.7% compared with $789.6 million outstanding during the third quarter of 2000 at an average rate of interest of 6.9%.

    Interest Income.  Interest income increased to $3.3 million in 2001 from $0.6 million in the prior year. This increase resulted from income earned on invested proceeds from the sale of Michael Page. During the third quarter of 2001, the excess proceeds were invested primarily in commercial paper and tax-free instruments, which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheet as of September 28, 2001. The interest bearing cash equivalents earned interest at an average rate of 4.0% during the third quarter of 2001.

    Restructuring, asset impairments and other charges.  During the third quarter of 2001, we recorded pre-tax restructuring, asset impairments and other charges of approximately $71.0 million ($50.0 million after-tax). We anticipate recording an additional $6 million ($4 million after-tax) in restructuring charges during the fourth quarter of 2001 for additional severence of employees notified during that period. See section "Restructuring, Asset Impairments and Other Charges" below for a further discussion.

    Gain on sale of marketable securities.  During the third quarter of 2001, we recorded a pre-tax gain on the sale of securities of $2.4 million ($1.5 million after tax).

    Income Taxes.  The effective income tax rate for the third quarter of 2001 was a benefit of 24.9% compared with an expense of 37.0% in 2000. The third quarter 2001 effective benefit on the net loss was lower than Spherion's average statutory rate of approximately 40% due primarily to the tax impact of the non-deductible goodwill included in the loss reported. The third quarter 2000 effective tax rate was lower than the full year rate of 40.5% due to the retroactive impact of reducing the annual effective tax rate from 42.0% during the quarter.

    Net Earnings (Loss).  Net loss for the third quarter 2001 was $46.9 million ($0.79 loss per diluted share) compared to net earnings in the prior year period of $24.4 million ($0.37 earnings per diluted share). The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) decreased to 59.2 million in 2001 from 69.4 million in the prior year, due primarily to the exclusion of approximately 6 million securities, which are antidilutive, from the calculation and the impact of share repurchases during the first nine months of 2001 (3.8 million) and fourth quarter of 2000 (0.5 million).

Results of Operations

	Nine Months Ended (dollar amounts in thousands)
	September 28, 2001		September 29, 2000
		% of Total		% of Total
Revenues:
Information Technology	$472,779	22.3%	$580,017	20.4%
Professional Services—excluding Michael Page	448,085	21.1%	498,560	17.5%
Commercial Staffing	1,021,977	48.1%	1,280,914	45.1%

Total excluding Michael Page	1,942,841	91.5%	2,359,491	83.0%
Professional Services—Michael Page	179,642	8.5%	482,537	17.0%

	$2,122,483	100.0%	$2,842,028	100.0%

		% of Revenues		% of Revenues
Gross Profit:
Information Technology	$145,319	30.7%	$187,689	32.4%
Professional Services—excluding Michael Page	161,023	35.9%	189,041	37.9%
Commercial Staffing	211,513	20.7%	274,794	21.5%

Total excluding Michael Page	517,855	26.7%	651,524	27.6%
Professional Services—Michael Page	107,252	59.7%	295,664	61.3%

	$625,107	29.5%	$947,188	33.3%

Segment Operating Margin:
Information Technology	$16,317	3.5%	$30,267	5.2%
Professional Services—excluding Michael Page	16,614	3.7%	37,924	7.6%
Commercial Staffing	23,200	2.3%	57,788	4.5%

Total excluding Michael Page	56,131	2.9%	125,979	5.3%
Professional Services—Michael Page	28,808	16.0%	77,907	16.1%

	84,939	4.0%	203,886	7.2%
Unallocated central costs	(38,920)		(37,469)
Interest expense	(21,337)		(39,231)
Interest income	7,554		1,865
Restructuring, asset impairments and other charges	(134,651)		—
Gain on sale of Michael Page	305,265		—
Gain on sale of marketable securities	2,435		—

Earnings before income taxes and cumulative effect of change in accounting	$205,285		$129,051

Nine Months Ended September 28, 2001 Compared With Nine Months Ended September 29, 2000

    Information Technology.  Revenues decreased 18.5% to $472.8 million in 2001 from $580.0 million in the prior year due primarily to the continued industry-wide softening in demand for IT services. Revenues by service line for 2001 within the segment were comprised of 58.4% consulting, 12.0% managed staffing, 2.7% outsourcing, 0.6% search/recruitment and 26.3% flexible staffing. As a percentage of total Information Technology revenues, managed staffing increased from a 2000 level of 8.6%, while consulting decreased from a 2000 level of 63.1%, which reflects the continued decrease in demand for traditional IT services and growth in the managed staffing product offering.

    Gross profit decreased 22.6% to $145.3 million in 2001 from $187.7 million in the prior year and the overall gross profit percentage decreased to 30.7% in 2001 from 32.4% in 2000 due primarily to lower utilization of consultants, decreases in permanent placement revenue and reduced gross profit margins in the European operations in the second and third quarters of 2001 resulting from a slowing economy.

    Segment operating margin decreased 46.1% to $16.3 million in 2001 from $30.3 million in the prior year. The lower margin in 2001 was due primarily to the decrease in gross profit of $42.4 million discussed above, offset by lower operating expenses of $28.6 million, which resulted from the impact of cost-cutting initiatives taken in the first nine months of 2001 to address the declines in revenues. Operating costs as a percentage of revenues decreased from 26.1% in 2000 to 25.9% for 2001 due to the aforementioned cost-cutting initiatives. Amortization expense was $0.2 million higher in 2001 at $6.5 million.

    Professional Services—excluding Michael Page.  Revenues decreased 10.1% to $448.1 million in 2001 from $498.6 million in the prior year. The decline was due primarily to a reduction in demand for recruitment services, which includes permanent placement and flexible staffing, resulting from the slowdown in the domestic economy, which more than offset growth in outsourcing and outplacement services revenues. Revenues by service line within the group were comprised of 9.0% consulting, 1.2% managed staffing, 52.8% outsourcing, 11.4% search/recruitment and 25.6% flexible staffing. As a percentage of total Professional Services revenues, outsourcing increased from a 2000 level of 46.9%, while search/recruitment and flexible staffing decreased from 2000 levels of 15.4% and 29.6%, respectively.

    Gross profit decreased 14.8% to $161.0 million in 2001 from $189.0 million in the prior year and the gross profit percentage decreased from 37.9% in the prior year to 35.9% due primarily to the reduction in the proportion of search/recruitment revenues to overall segment revenue.

    Segment operating margin decreased 56.2% to $16.6 million in 2001 from $37.9 million in the prior year due to the decrease in gross profit of $28.0 million, which more than offset lower operating expenses of $7.6 million. As a percentage of revenues, operating expenses increased from 29.0% for 2000 to 30.6% for 2001 as the impact of declining revenues and costs associated with JobOptions.com and Enthusian, our internet-based recruiting and workforce management tools, more than offset the impact of cost reduction initiatives taken in 2001. Joboptions.com is included as an asset held for sale as of September 28, 2001. See "Restructuring, Asset Impairments and Other Charges" for further discussion. Amortization expense of $7.5 million in 2001 was $0.9 million higher than the same period of 2000 due primarily to the impact of additional goodwill associated with earnout payments on previous acquisitions partially offset by the decrease in goodwill related to assets held for sale.

    Commercial Staffing.  Revenues decreased 20.2% to $1.02 billion in 2001 from $1.28 billion in the prior year due to lower demand for staffing services in a weakened economy. Revenues by service line within the group were comprised of 25.2% managed staffing, 1.8% search/recruitment and 73.0% flexible staffing. As a percentage of total Commercial Staffing revenues, flexible staffing revenues decreased from a 2000 level of 78.7%, while managed staffing increased from a 2000 level of 19.7% primarily due to the decrease in flexible staffing revenue due to weaker economic conditions.

    Gross profit decreased 23.0% to $211.5 million in 2001 from $274.8 million in the prior year and the overall gross profit percentage decreased to 20.7% in 2001 from 21.5% in the prior year. The decrease is primarily due to pricing pressures, higher workers compensation expense, and lower levels of search/recruitment revenues.

    Segment operating margin decreased 59.9% to $23.2 million in 2001 from $57.8 million in the prior year. The decrease in segment operating margin was due to the decrease in gross profit of $63.3 million, partially offset by lower operating expenses of $29.1 million. Operating expenses as a percentage of revenue increased from 16.2% for 2000 to 17.4% for 2001 as the impact of lower revenues more than offset the impact of cost-cutting initiatives taken in 2001. Amortization expense of $10.5 million in 2001 was $0.4 million higher than the same period in 2000.

    Professional Services—Michael Page.  Revenues for the first nine months of 2001 were $179.6 million, which included only the first three months, as the sale of Michael Page was completed at the beginning of the second quarter. Revenues for the first nine months of 2000 were $482.5 million.

    Gross profit for the first nine months of 2001 was $107.3 million, which, as indicated above, includes only the first three months of 2001. Gross profit for the first nine months of 2000 was $295.7 million. The gross profit percentage for the first half of 2001 was 59.7% as compared to 61.3% in the same 2000 period.

    Segment operating margin was $28.8 million in 2001, also reflecting only three months of operations. First nine months segment operating margin in 2000 was $77.9 million.

    Unallocated Central Costs.  Unallocated central costs increased 3.9% to $38.9 million from $37.5 million in the prior year, due primarily to first quarter 2001 charges recorded in conjunction with a bad debt provision made on working capital loans made to the Worldwide Xceed Group and higher professional fees associated with our strategic planning and restructuring efforts. These costs more than offset the impact of 2001 cost-cutting actions taken during the first and second quarters. As a percentage of consolidated revenues, these costs increased to 2.0% in 2001 from 1.6% in the prior year (excluding Michael Page which did not impact central cost levels).

    Interest Expense.  Interest expense decreased 45.6% to $21.3 million in 2001 from $39.2 million last year. This decrease resulted from lower debt levels, due primarily to the paydown of debt with the proceeds from the sale of Michael Page. We had average borrowings outstanding during the nine months of 2001 of $439.2 million at an average rate of interest of 6.3% compared with $770.4 million outstanding during the first half of 2000 at an average rate of interest, including the effects of interest rate swaps, of 6.7%.

    Interest Income.  Interest income increased from $1.9 million in 2000 to $7.6 million in the same period of 2001 due to interest earned on the proceeds from the sale of Michael Page. During the second and third quarters of 2001, the proceeds were invested primarily in commercial paper and tax-free instruments, which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheet as of September 28, 2001.

    Restructuring, asset impairments and other charges.  During the third and first quarters of 2001, we recorded pre-tax restructuring, asset impairments and other charges of approximately $71.0 million ($50.0 million after-tax) and $63.6 million ($40.3 million after-tax), respectively. We anticipate recording an additional $6 million ($4 million after tax) in restructuring charges during the fourth quarter of 2001 for additional severance of employees notified during that period. See section "Restructuring, Asset Impairments and Other Charges" below for a further discussion.

    Gain on sale of Michael Page.  At the beginning of the second quarter of 2001, we completed the initial public offering of the shares of Michael Page International plc and recognized a pre-tax gain on the sale of Michael Page of $305.3 million ($186.0 million after-tax), which included pre-tax gains on forward contracts entered into to reduce the foreign currency risk on the proceeds from the sale recorded in the first quarter of 2001.

    Gain on sale of marketable securities.  During the third quarter of 2001, we recorded a pre-tax gain on the sale of securities of $2.4 million ($1.5 million after tax).

    Income Taxes.  The effective income tax rate for the first nine months of 2001 was 44.7% compared with 40.5% in 2000. The higher effective tax rate was due primarily to the tax impact of non-deductible goodwill, including related write-offs, somewhat offset by the tax effect of the gain on sale of Michael Page.

    Cumulative Effect of Change in Accounting.  At the beginning of the first quarter 2001, we recorded an after-tax charge of $1.1 million (net of income tax benefit of $0.7 million) in conjunction with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

    Net Earnings.  Net earnings increased to $112.4 million ($1.77 per diluted share) from $76.8 million ($1.16 per diluted share) in the prior year period due primarily to the gain on sale of Michael Page, offset by restructuring and other charges recorded in the first and third quarters of 2001. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) decreased to 66.0 million from 70.1 million in the prior year, due primarily to stock repurchases completed in the second half of 2000 and first quarter of 2001.

Restructuring, Asset Impairments and Other Charges

    Spherion has entered into various restructuring plans during 1999, 2000 and 2001. The 1999 and 2000 plans were related to rationalizing excess capacity resulting from the Norrell acquisition. The plan adopted during the first quarter of 2001 was related to terminating redundant employees and excess capacity due to the slowdown in the economy. Spherion initiated an additional restructuring plan during the third quarter of 2001 as a result of its recently announced business transformation strategy and continued economic slowdown.

    During the third quarter of 2001, Spherion recorded restructuring, asset impairments and other charges in the total amount of $71.0 million, with $29.6 million for restructuring, $42.1 million for the write-down of businesses that are held for sale and obsolete software and $0.3 million for other charges, offset by a reversal of existing reserves of $1.0 million from prior restructuring actions that were not needed.

    During the first quarter of 2001, Spherion recorded restructuring, asset impairments and other charges in the total amount of $63.6 million, with $23.1 million for restructuring and $33.7 million for asset impairments and $6.8 million for other charges.

    Restructuring costs for the third and first quarter plans (the "Plans") include employee severance costs of $7.9 million and $11.2 million, respectively, facility closure costs and asset write-offs of $20.8 and $10.5 million, respectively, and professional fees related to the execution of the Plans of $0.9 million and $1.4 million, respectively. The facility closure costs for the third and first quarter include $15.1 million and $6.1 million, respectively, in lease termination costs, $4.5 million and $3.6 million, respectively, for the write-off of leasehold improvements on closed locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information and $1.2 million and $0.8 million, respectively, in moving and other office related costs associated with the disposition of facility related fixed assets. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets are approximately $1.4 million and $1.1 million annually related to the third and first quarter plans, respectively.

    The write-down of assets in the third quarter of $42.1 million includes the write-down of businesses held for sale of $36.6 million and the write-down of obsolete software of $5.5 million. The write-down of businesses that are held for sale in the third quarter was for the estimated loss on disposition of the StratfordGroup, Spherion's retained executive search business, JobOptions.com, an internet recruiting business and the commercial staffing operations in Spain. These businesses were written-down to their expected net realizable values and are expected to be sold in the fourth quarter. These businesses generated $21.8 million of revenue and pretax losses of $7.1 million for the nine-month period ended September 28, 2001.

    The asset impairment of $33.7 million recorded in the first quarter relates primarily to a write-down of goodwill associated with the impairment of the outplacement business, which is included in the Professional Services segment. Management reviewed the valuation of its outplacement business and determined that anticipated future cash flows from these businesses did not support the purchase price paid and wrote the value of the business down to its estimated fair market value which was based on the value of its publicly traded competitors.

    Other charges recorded in the first quarter include the severance cost for Spherion's former chief executive officer in the amount of $6.8 million.

    Spherion anticipates recording approximately $6 million in restructuring expenses during the fourth quarter for employee severances and office closures. The total third and fourth quarter charges will approximate $35 million and will include severance for over 500 employees and closure of over 150 offices (these employee and office counts exclude the employee and offices for businesses held for sale).

    An analysis of the Plans, excluding the write-down of businesses that are held for sale and obsolete software, and goodwill impairment and severance cost of Spherion's former chief executive officer, along with amounts remaining to be disbursed under restructuring plans initiated in 1999 and 2000 are as follows (dollar amounts in thousands):

	Balance at December 29, 2000	First Quarter 2001 Plan	First and Second Quarter 2001 Activity	Balance at June 29, 2001	Third Quarter 2001 Plan		Third Quarter 2001 Activity	Balance at September 28, 2001
2001 Plans
Facility Closures	$—	$6,905	$(815)	$6,090	$15,084		$(1,346)	$19,828
Severance	—	11,163	(8,897)	2,266	7,859		(913)	9,212
Asset write-offs	—	3,604	(375)	3,229	5,672		(1,274)	7,627
Professional fees	—	1,400	(576)	824	937		(111)	1,650

Total 2001 Plans	$—	$23,072	$(10,663)	$12,409	$29,552		$(3,644)	$38,317

Fiscal 1999 and 2000 Plans
Facility Closures	$1,592	$—	$(684)	$908	$—		$(395)	$513
Severance	1,066	—	(373)	693	—		—	693

Total	$2,658	$—	$(1,057)	$1,601	$—		$(395)	$1,206

Number of offices	—	106	(89)	17	132(a	)	(8)	141
Number of personnel	7	685	(635)	57	366(a	)	(77)	346
(a)
Includes counts for businesses held for sale of 128 employees and 14 offices.

    The accruals for all plans, which are included in accounts payable and accrued expenses, relate to lease buyout assumptions that will be paid out through 2006 unless early terminations can be negotiated and severance costs and professional fees, which are expected to be paid out during 2001 and 2002.

Liquidity and Capital resources

  Cash Flows

    Cash provided by operating activities for the nine months ended September 28, 2001 was $33.3 million compared with $112.7 million in 2000. Lower operating cash flows this period were due primarily to lower operating earnings (before the sale of Michael Page and restructuring and other charges) partially offset by an increase in cash provided by changes in working capital items. Cash provided by changes in working capital was $55.3 million in the nine months ended September 28, 2001 compared with a use of $30.4 million in the same period last year. The increase in cash provided by working capital items resulted primarily from lower accounts receivable as a result of a decrease in days sales outstanding (DSO) in accounts receivable during 2001 of 7 days compared with an increase in DSO in the prior year of 9 days combined with lower 2001 revenue levels. Other working capital charges included a reduction in restructuring liabilities of $20.7 million and $7.0 million in 2001 and 2000, respectively. Working capital in the first nine months of 2000 benefited from a decrease in other assets resulting from the liquidation of certain insurance-related deposits of $12.0 million and the receipt of an $8.0 million federal income tax refund related to Norrell.

    Cash provided from investing activities during the nine months ended September 28, 2001 was $798.5 million compared with a use of cash of $151.4 million in 2000. The increase was due primarily to the receipt of proceeds on the disposition of Michael Page in the amount of $852.7 million in 2001 and lower payments for acquisitions and earnouts, which were $31.3 million in 2001 versus $98.2 million in 2000. Higher acquisition and earnout payments in 2000 were due primarily to the repurchase of licensee operations to reduce market overlap created by the Norrell acquisition, earnout payments associated with prior acquisitions and strategic investments in eBusiness alliance partners.

    Cash used in financing activities for the nine months ended September 28, 2001 was $549.4 million compared with a source of cash of $44.9 million in 2000. The use of cash in 2000 was largely due to the repayment of debt using the proceeds from the sale of Michael Page, discussed above, and share repurchases of $36.7 million, primarily during the first quarter of 2001. The repayment of debt included the paydown and termination of the Australian dollar financing and the paydown and termination of the U.S. dollar loan facility, which was secured by our accounts receivable. Cash provided by financing activities was $44.9 million during the same 2000 period and primarily reflected increased net borrowings to fund acquisitions, strategic investments and stock repurchases; and proceeds from employee stock option and purchase plan activity.

    During the second quarter of 2001, we announced a common share repurchase program for a total of three million shares over the next year. We purchased 79 thousand shares under this authorization during the quarter ended September 28, 2001.

    Using the proceeds from the sale of Michael Page, we repaid the majority of our outstanding variable-rate debt and invested the remaining proceeds primarily in commercial paper and tax-free instruments. At September 28, 2001, such investments totaled approximately $287 million and are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet. We expect to make an income tax payment in the fourth quarter of 2001 of $80 million which will include approximately $119 million related to the gain on sale of Michael Page offset by the tax benefit related to our net operating loss (excluding the gain on sale of Michael Page) resulting from the restructuring charges taken in the first and third quarters. Any remaining proceeds are expected to be used for strategic investments, share repurchases and general corporate purposes.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

    As of September 28, 2001, we maintain a portion of our cash and cash equivalents in financial instruments (including debt and auction rate securities) with maturities of 90 days or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments (generally less than 30 days), an immediate increase of 1% in interest rates would not have a material effect on our financial condition.

    Our outstanding variable-rate debt at September 28, 2001 and September 29, 2000 was $18.9 million and $571.9 million, respectively. We repaid more than $550 million in variable-rate debt during the second quarter with the proceeds from the sale of Michael Page. The remaining variable rate debt is primarily based on Libor adjusted by a variable margin. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.2 million and $5.7 million in 2001 and 2000, respectively, on an annual basis not considering the offset of the interest rate swap in the 2000 period discussed below.

    In May 1998, we issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of our fixed rate convertible subordinated debt as of September 28, 2001 and September 29, 2000 was $161.3 million and $141.3 million, respectively, compared with the related carrying value of $207.0 million.

    We utilize interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on our variable-rate debt. We had a variable to variable interest rate swap agreement, which effectively converted interest from a British Pound LIBOR basis to a broader index and capped our exposure to upward movement in rates at 8.5%. In anticipation of repaying substantially all variable rate debt with the proceeds of the sale of Michael Page, this agreement was terminated during the first quarter of 2001 at a cost of $1.3 million. There were no such agreements outstanding as of September 28, 2001.

    We enter into foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. We do not enter into forward contracts for trading purposes. There were no such financial instruments outstanding as of September 28, 2001.

    We had outstanding forward contracts to sell British Pounds, which were entered into to reduce the foreign currency risk on the proceeds from the sale of Michael Page and unwound in April 2001. The adjustment to record these contracts at fair value resulted in the recognition of an unrealized gain of approximately $11 million, during the first quarter of 2001. These contracts were settled during April 2001 with a realized gain of $9.6 million. We had foreign currency forward contracts to sell Australian dollars, which were terminated in April 2001. During the first quarter of 2001, we recorded a $9.3 million gain to adjust the carrying value of the foreign currency forward contracts to fair value, which was offset by a $9.3 million loss recorded on an intercompany transaction.

    Exposure to market risk on interest rate and foreign currency financial instruments results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to our interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade.

Forward-looking Statements

    Statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements, including but not limited to statements regarding the following: (i) our plans, intentions and expectations with respect to our future prospects, including business and growth strategies; (ii) industry trends and competitive conditions; (iii) expected capital expenditures to be made in the future; (iv) resolution of pending litigation without material adverse effect on us; and (v) our quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from our beliefs or expectations are the following: industry trends and trends in the general economy; our ability to implement our new corporate strategy, competitive factors in the markets in which we operate; changes in regulatory requirements which are applicable to our business; currency fluctuations; and other factors referenced herein or from time to time in our filings with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion's management does not expect that the outcome of any of these lawsuits, individually or collectively, will have a material adverse effect on the company's financial condition, results of operations or cash flows. Spherion maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Spherion insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses. There have been no material changes to the proceedings reported by Spherion on its Form 10-Q for the quarter ended June 29, 2001.

Item 4. Matters Submitted To A Vote Of Security Holders

    There were no matters submitted to the security holders for a vote during the period covered by this report.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits And Reports On Form 8-K

(a)
There are no exhibits required to be filed by Item 601 of Regulation S-K for the period covered by this report.

(b)
There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION (Registrant)
DATE—November 13, 2001	BY	/s/ ROY G. KRAUSE Roy G. Krause Executive Vice President and Chief Financial Officer (principal financial officer)
DATE—November 13, 2001	BY	/s/ MARK W. SMITH Mark W. Smith Vice President, Business Services (principal accounting officer)

QuickLinks

TABLE OF CONTENTS
Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Matters Submitted To A Vote Of Security Holders
  Item 5. Other Information
  Item 6. Exhibits And Reports On Form 8-K
SIGNATURES