Form 10-K
period 2001-12-28
SPHERION CORP
filed 2002-03-27
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve months ended December 28, 2001

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

None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock as of February 22, 2002 on the New York Stock Exchange, was $509,630,136.

        Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on February 22, 2002 was 58,530,438.

        Documents Incorporated by Reference:

        Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after December 28, 2001, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

PART I

Item 1.    BUSINESS

Company Overview

        Spherion Corporation ("Spherion") delivers performance enhancing solutions in Recruitment, Technology and Outsourcing services. Founded in 1946, Spherion is headquartered in Ft. Lauderdale, Florida and operates a network of approximately 940 locations primarily in North America, and includes operations in Europe and Australia/Asia.

        Since its January 1994 initial public offering ("IPO"), Spherion's network of locations has grown from 373 in North America to approximately 940 locations in eight countries as of December 28, 2001 through a combination of acquisitions and internal growth. Spherion acquired approximately 35 companies from 1994 through 2000, including Norrell Corporation ("Norrell") in 1999, Computer Power Group Limited in 1998 ("Computer Power") and Michael Page Group PLC ("Michael Page") in 1997. During 2001, Spherion did not make any acquisitions other than repurchases of licensee and franchise operations to eliminate market overlap and contingent payments related to prior year acquisitions.

        For the year ended December 28, 2001, Spherion had revenues of $2.7 billion, of which $2,228.9 million, $344.9 million and $139.3 million were related to operations in North America, Europe and Australia/Asia, respectively. Of the European revenue, $179.6 related to Michael Page, which was sold on April 2, 2001 as discussed below.

        During 2001, Spherion completed the sale of several businesses, the most significant of which was Michael Page. Spherion completed the initial public offering of shares of Michael Page, disposing of 100% of Spherion's interest on April 2, 2001. Spherion's proceeds were approximately $710 million, net of taxes and expenses. Spherion recorded a gain on the transaction of $305.7 million ($186.3 million after-tax) of which an $11.4 million ($7.2 million after-tax) gain related to foreign currency gains on forward contracts.

        Spherion also assessed its portfolio of businesses and determined that three businesses did not provide the returns required by Spherion or were non-strategic. Consequently, Spherion sold the StratfordGroup (retained executive search), Tutor Recursos Humanos (commercial staffing in Spain) and JobOptions (internet job board) during the fourth quarter of 2001. These sales resulted in a loss of $37.1 million.

        The following table summarizes the operating results for the four business units that were sold, as described above, for the periods they were owned by Spherion (in thousands):

	Fiscal Years Ended
	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Revenues	$203,177	$685,043	$556,931
Earnings before interest and taxes	$19,541	$95,207	$75,079

        The results of the sold businesses have been included in the Statements of Earnings and Cash Flows through the dates of their disposition.

Industry Overview

        Spherion operates three business segments: Recruitment, Technology and Outsourcing. The market, size and growth rates for each of Spherion's three business segments vary. Although the market for each of the service offerings was negatively impacted by U.S. and global economic slowing during 2001, the market for each of Spherion's three major lines of business are all expected to increase on a long-term basis.

        Spherion's Recruitment business includes staffing and permanent placement of personnel in the following skill categories: office, clerical and administrative, light industrial, accounting/finance, engineering, sales/marketing, human resources and law. Spherion's Recruitment business operates primarily within North America, with operations also in Europe and Australia/Asia.

        According to the Staffing Industry Report, the U.S. recruitment market including staffing and permanent placement services was estimated to be in excess of $100 billion in 2000. Growth rates averaged approximately 13% from 1997 to 2000. During 2001, the slowdown in the U.S. economy significantly impacted the recruitment market. Industry analysts estimated a decline in staffing of approximately 10% to 14% in 2001 compared with 2000. However, due to an aging workforce and smaller labor supplies, analysts believe that the recruitment market will return to growth when the U.S. economy improves. The European and Australia/Asia recruitment markets are estimated at approximately $25 billion and $14 billion, respectively.

        Spherion's Technology segment delivers IT staffing and managed services focused on both the technology applications and infrastructure areas. The staffing and placement of information technology professionals is included in the staffing market noted above. However, Spherion believes that it also participates, to a lesser extent, in the information systems consulting and applications development and maintenance market. International Data Corporation (IDC) estimates that this was approximately $37.7 billion in 2000. The information technology services market, while generating significant growth during the later half of the 1990s, has declined since the year 2000 due to lower demand following Y2K and a U.S. economic slowdown.

        The worldwide business process outsourcing market ("BPO") was estimated at approximately $128 billion in 2001 by Gartner, Inc. Spherion derives the majority of its outsourcing revenues in the areas of call center and administrative outsourcing services, which are part of the $14 billion sales, marketing and customer care and $87 billion business administration segments of the BPO market, respectively. Spherion believes that as client companies continue to recognize the value of outsourcing solutions, this industry will exhibit strong growth rates and be relatively insulated from economic cycles due to the long-term nature of outsourcing engagements.

Business Strategy

        During 2001, Spherion announced its Business Transformation Strategy, which is focused on three primary lines of business: Recruitment, Technology and Outsourcing. This strategy is focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability.

        Within the Recruitment business, Spherion is focused on growing higher margin administrative and professional services. Business in this segment is primarily focused on selling to local decision makers within client organizations of varied size and industry, where emphasis is on quality of service and candidate and the competition based on price alone is less severe. These efforts are supported by local market focused advertising and sales programs.

        Spherion's Technology business delivers staffing and outsourcing (managed services) in the areas of quality assurance, project management, help desk, data center and network operations.

        As part of the Business Transformation Strategy, Spherion is placing significant effort and resources on further refining and dramatically expanding its Outsourcing business. Since multi-year agreements are typical within the outsourcing arena, increasing the proportion of outsourcing services as a percentage of our total business is important to improving the predictability of Spherion's performance. To be successful, Spherion will leverage current recruitment, call center and administrative service competencies, add talent to broaden its outsourcing knowledge base and pursue partnership opportunities to complete service offerings, expand delivery channels and increase sales.

Acquisitions

        Spherion's acquisition strategy has changed substantially over the past two years as it announced that it does not expect to undertake any significant acquisitions at this time. However, Spherion may consider small acquisitions within Recruitment to fill geographic needs, small acquisitions in Outsourcing to complete a service offering or acquisitions of client assets associated with a new Outsourcing contract. Spherion did not complete any significant acquisitions during 2001 and may not be active in the acquisition market in the coming year. Spherion's acquisitions in 2001 were $38.5 million in comparison with $127.5 million in 2000 and $706.6 million in 1999, including cash, stock and notes. The 2001 acquisitions included $28.7 million in contingent payments for acquisitions consummated in prior years and $9.8 million other acquisitions, primarily for repurchases of licensee and franchise operations. Expenditures for acquisitions in 2000 were primarily related to contingent payments for prior year acquisitions and purchases of franchisee and licensee operations to eliminate local market overlap created by the acquisition of Norrell in 1999.

        Spherion is generally the purchaser of choice when a Spherion franchisee or licensee decides to sell its business. Spherion has a first right of refusal on any franchise sale at the same terms and conditions as may be agreed with another purchaser and has a standard purchase option on licenses.

Operations Overview

        Spherion operates through three operating segments: Recruitment, Technology and Outsourcing. Within these operating segments, Spherion provides one to three primary services—staffing, outsourcing, and permanent placement. Staffing services are generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or pay plus burden. Permanent placement fees are generally determined as a percentage of first year compensation for the candidate placed. Billing is contingent on filling the assigned position. Outsourcing services are generally long-term customer contracts. Fees are determined based on a combination of headcount, managed service level agreements provided and/or fixed fee per transaction/unit processed. The following presents the 2001 revenues derived from each of these services (excluding Michael Page, in thousands):

	Recruitment		Technology		Outsourcing
	$	% Total	$	% Total	$	% Total
Staffing	$1,592,719	94.8%	$395,074	81.9%	$—	—
Outsourcing	—	—	86,591	17.9%	371,570	100.0%
Permanent placement	86,646	5.2%	895	0.2%	—	—

Total	$1,679,365	100.0%	$482,560	100.0%	$371,570	100.0%

        The activities of the three segments are as follows:

        Recruitment—Recruitment services include staffing and permanent placement of personnel in the following skill categories: office, clerical and administrative, light industrial, accounting/finance, engineering, sales/marketing, human resources and law. Recruitment services are provided primarily in North America, with operations also in Europe and Australia/Asia.

        Technology—Technology includes staffing and outsourcing (managed services) for a client's technology applications and infrastructure. Areas of expertise include quality assurance, project management, help desk, data center and network operations. Services are provided primarily in North America, with operations also in Europe and Australia/Asia.

        Outsourcing—Outsourcing assumes responsibility for client functions in call center and administrative services. Spherion offers outsourcing services primarily in the U.S. whereby its clients delegate to Spherion all responsibility for staffing and performance. In addition, Spherion provides human resource consulting services primarily in the U.S. to help clients in the planning, acquisition and optimization of its workforce. Spherion's human resource consulting offerings include outplacement, assessment, benchmarking and workforce consulting.

Location Structure

        Spherion locations are company-owned, licensed and franchised. Spherion believes that it can better leverage profitability and serve its customer base through a combination of company-owned, licensed and franchise locations. For 2001 86% of revenues were derived from company-owned locations, with the remaining derived from franchised and licensed locations.

        The following table details the number of locations, which are company-owned, licensed and franchised as of the end of the periods listed.

	Fiscal Year Ended December
Number of Locations
	2001	2000	1999
Company-owned locations	604	883	815
Licensed locations	225	261	308
Franchised locations	112	113	121

Total	941	1,257	1,244

  Company-Owned Locations

        Spherion operates both company-owned branch locations and On-Premise locations. A branch location is designed to serve multiple clients in a geographic market, while the On-Premise location is established at the client's location to serve only that client. As of December 28, 2001, Spherion operated 604 company-owned locations, which decreased from the prior year due to business dispositions and the closure of locations in smaller, non-strategic markets as a result of Spherion's Business Transformation Strategy.

  Licensed Locations

        Spherion grants licenses, which give the licensee the right to establish a recruitment business utilizing Spherion's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. Licensees are required to observe Spherion's operating procedures and standards and act as a representative of Spherion in recruiting, employing and placing candidates in response to client orders. The licensee is required to use Spherion's billing, payroll and other data processing services. As of December 28, 2001, Spherion's 84 licensees operated 225 licensed locations. All licensees operated within the recruitment segment.

        From time to time, Spherion will finance a portion of the purchase price of the license at market rates of interest. The outstanding principal balance of such notes receivable was $2.1 million as of December 28, 2001.

        Sales by the licensed locations are included in Spherion's revenues, and the direct costs of services are included in Spherion's cost of services. Spherion is responsible for paying the wages of the flexible staff and all related payroll taxes and insurance. As a result, Spherion provides a substantial portion of the working capital needed for the licensed businesses.

        The licensee receives a commission from Spherion, which averaged approximately 65% of the licensed locations' gross profit for the year ended December 28, 2001. The licensee is responsible for establishing the location and paying related administrative and operating expenses, such as rent, utilities and salaries of full-time employees.

        As a continuation of its Business Transformation Strategy, Spherion may continue to identify licensees whose operating practices are not in alignment with Spherion's higher margin operating strategy and convert these operations to franchises or independent operations.

  Franchised Locations

        Spherion has been granting franchises for approximately 40 years. The average tenure of franchise ownership is approximately 10 years, and a number of franchisees are second-generation owners. Most franchisees operate more than one franchise. As of December 28, 2001, Spherion's 16 franchisees operated 112 locations.

        From time to time, Spherion will finance a portion of the purchase price of the franchise at market rates of interest. The outstanding principal balance of such notes receivable was $4.4 million as of December 28, 2001.

        Spherion grants franchisees the right to market and furnish staffing services within a designated geographic area using Spherion's trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. Spherion provides franchises with its national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of Spherion's policies and standards and recruit, employ and pay their own full-time and flexible staff. Spherion receives royalty fees from each franchise based upon its sales, and in return, supplies a variety of support and marketing services.

Competition

        Spherion operates in a highly competitive, fragmented market in each of its three business segments. In addition, especially within the Recruitment and Technology segments, there are low barriers to entry within the local market. Spherion faces significant competition in the markets it serves and will continue to face competition in any geographic market or industry sector that it may enter. Spherion competes for both clients and qualified personnel with other firms in the Recruitment, Technology and Outsourcing segments. The majority of competitors are significantly smaller than Spherion. However, certain of Spherion's competitors are larger and have greater marketing and financial resources than Spherion.

        Spherion believes that a primary competitive factor in obtaining and retaining clients is the depth of its expertise in delivering quality services in each of the business segments. Critical competitive factors include an understanding of clients' specific job requirements through consultative assessments, the ability to provide the right candidate for the right job, the ability to measure the quality of job performance and pricing. Factors in obtaining qualified candidates for employment assignments with clients are the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours.

        Within the Recruitment and Technology segments, Spherion's largest competitors are Adecco S.A., Manpower, Inc., Kelly Services, Inc., Robert Half International, Inc., MPS Group, Inc. and Keane, Inc. Within Outsourcing, Spherion believes it competes with companies like Affiliated Computer Services, Inc. and Convergys Corporation among others.

Trademarks

        In 2000, Spherion changed its name and primary identifying trademark from "INTERIM" to "SPHERION" and related "SPHERION" marks. Spherion, through its subsidiaries, maintains a number of trademarks, trade names and service marks in the United States and certain other countries. Spherion believes that many of these marks and trade names, including SPHERION®, INTERIM®, NORRELL®, and SARATOGASM are important to its business. In addition, Spherion maintains other intangible property rights.

        Spherion, through its subsidiaries, currently uses and has applications for registration pending on various marks, including the following: ENTHUSIANSM, SARATOGASM, TECHNOLOGY ARCHITECTSSM and WORKFORCE ARCHITECTSSM.

        Spherion's U.S. trademark registration for SPHERION® expires October 9, 2011, but is renewable indefinitely for successive ten-year terms. Spherion's U.S. trademark registration for INTERIM® expires April 6, 2003, but is renewable indefinitely for successive ten-year terms. Spherion's U.S. trademark registration for NORRELL® expires on March 8, 2003, but is renewable indefinitely for successive ten-year terms.

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

        Spherion has operations in a number of foreign countries. In some of these countries, particularly those in Europe, there is significant national and local regulation of staffing services. These laws generally require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions and severance pay. In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. Industry-wide union membership is also a requirement in some countries. Spherion does not anticipate that these legal structures and requirements will have a material effect on its growth or prospects. However, any material change in national or local regulation of staffing services could have a material adverse effect on Spherion.

        Spherion's sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 15 states and two Canadian provinces. Spherion must deliver a franchise offering circular (similar to a prospectus) to prospective franchisees or licensees. Spherion has filed either the appropriate registration or obtained an exemption from registration in states that require franchisers to register in order to sell franchises. Spherion does not anticipate that these requirements will have a material effect on its ability to sell franchises or licenses.

Employees

        Spherion estimates that it employed approximately 370,000 people in 2001. Approximately 5,000 individuals were employed full-time in both its national and international operations and the remaining 365,000 individuals were billable personnel assigned with its clients, of whom approximately 66,000 were assigned, on average, at any given time.

Seasonality and Cyclical Nature of Business

        Spherion's businesses are only moderately seasonal in nature. However, the staffing industry has historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. Spherion believes that the balance between its service lines reduces the cyclical nature of the Recruiting and Technology businesses. Longer-term, more predictable contracts are characteristic of Outsourcing. Spherion's goal to grow its Outsourcing business as a percentage of total revenues is intended to help balance the cyclical nature of Recruitment and Technology.

Executive Officers of the Registrant

        The executive officers of Spherion, each of whom has been elected to serve at the discretion of the Board of Directors of Spherion, are:

Name and Age	Position
Cinda A. Hallman, 57	President and Chief Executive Officer since April 2001; Director since February 1995; Director, Bowater Incorporated since November 2000. Senior Vice President of E.I. DuPont de Nemours & Co. ("DuPont") from March 1998 to April 2001. Global Vice President Integrated Processes and Systems of DuPont from August 1997 to March 1998. Vice President, Information Systems and Chief Information Officer of DuPont from November 1992 to August 1997.
Robert E. Livonius, 53	Chief Operating Officer since February 1997, Executive Vice President since August 1993. Vice President, Interim HealthCare from August 1991 to August 1993.
Roy G. Krause, 55	Executive Vice President and Chief Financial Officer since October 1995.
Peter T. Bourke, 42
President, Outsourcing Group since October 2001. President, Professional Services Group from April 2000 until October 2001. Prior to joining Spherion, he was a Principal at The Complex Sale, a sales and marketing consulting and training organization, specializing in Professional Services from November 1998 until April 2000. Prior to that, he was responsible for Global Business Development at Accenture (formerly Andersen Consulting) from October 1994 until November 1998.
Lisa G. Iglesias, 36
General Counsel, Vice President and Secretary since July 1999. Associate Counsel from August 1998 to July 1999. Prior to joining Spherion, she was an attorney with the law firm of Greenberg Traurig from September 1994 to August 1998.
Wayne D. L'Heureux, 44	Vice President, Human Resources since February 2000. Vice President—Human Resources of Volvo Cars of North America from September 1996 to February 2000.
Wayne M. Mincey, 44
President, Technology Group since November 2001. President, Enthusian, from June 2000 until February 2002. President, Global Alliances from July 1999 until June 2000. From June 1998 until June 1999, he was President—IT Consulting Division of Norrell Corporation. From September 1997 until May 1998, he was Vice President, Strategic Planning of Norrell Corporation. Prior to joining Norrell, he served as a Vice President of Operations Ryder TRS, Inc., a transportation company, from July 1995 until August 1997.
Gary Peck, 48	President, Staffing Group since August 1997. Vice President, Commercial Branch Operations from January 1995 to August 1997. Vice President, Special Services from August 1991 until January 1995.
Mark W. Smith, 40
Vice President, Business Services since August 2001. Vice President, Finance and Administration from June 2000 until August 2001. Vice President, Finance from June 1997 until June 2000. Prior to joining Spherion, he served as Group Director—Financial Planning, Ryder Integrated Logistics, Inc., from October 1996 to June 1997.

Item 2.    PROPERTIES

        The corporate headquarters of Spherion are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida 33309, in a 120,000 square-foot building owned by Spherion and approximately 32,500 square feet in buildings within one mile of its Florida corporate headquarters leased by Spherion. In addition, Spherion leases approximately 70,000 square feet in Alpharetta, Georgia for division operating functions. All other locations of Spherion and its subsidiaries are operated in premises held primarily under three to five year leases providing fixed monthly rentals, usually with renewal options. Spherion believes that its facilities are adequate for its needs.

Item 3.    LEGAL PROCEEDINGS

        Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion's management does not expect that the outcome of any of these lawsuits, individually or collectively, will have a material adverse effect on Spherion's financial condition, results of operations or cash flows. Spherion maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Spherion insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses.

        On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with Spherion's contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleges the following causes of action: breach of contract, fraud, negligence and misrepresentation. Spherion denies the allegations of CFC's complaint and intends to vigorously defend against the claims. On April 2, 2001, Spherion filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. Management believes there is no basis for the amount of damages sought in the plaintiff's case. Management further believes that Spherion's insurance will provide adequate coverage of this claim and therefore it is not expected to have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

        Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. (collectively, the "Interim HealthCare Plaintiffs") have an action pending against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to Spherion's divestiture of Interim HealthCare (the "Healthcare Divestiture") and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against Spherion in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture allowing the same judge to preside over both actions. Management believes the resolution of this matter will not have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 28, 2001.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Common Stock is traded on The New York Stock Exchange under the symbol "SFN." The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on The New York Stock Exchange:

2001	High	Low
First Quarter	$12.52	$6.75
Second Quarter	9.10	6.35
Third Quarter	9.85	5.83
Fourth Quarter	10.81	6.10
2000	High	Low
First Quarter	$28.38	$16.50
Second Quarter	22.75	15.50
Third Quarter	20.19	10.88
Fourth Quarter	13.25	9.69

        On February 22, 2002, there were approximately 2,424 holders of record of Spherion's Common Stock.

        Spherion has not paid cash dividends and does not intend to pay cash dividends in the foreseeable future.

Item 6.    SELECTED FINANCIAL DATA

	Fiscal Years Ended (in thousands, except per share data)
	2001	2000	1999(1)	1998	1997
Income Statement Data:
Revenues:
Revenues excluding Interim HealthCare and Michael Page	$2,533,495	$3,094,824	$2,637,329	$1,465,895	$1,418,667
Interim HealthCare (2)	—	—	—	—	189,589
Michael Page (3)	179,642	645,999	530,642	424,218	—

Total revenues	2,713,137	3,740,823	3,167,971	1,890,113	1,608,256
Expenses:
Cost of services	1,938,747	2,499,150	2,129,181	1,193,856	1,044,848

Gross profit	774,390	1,241,673	1,038,790	696,257	563,408
Selling, general and administrative expenses	644,876	925,668	738,728	493,744	399,417
Licensee commissions	52,428	70,871	71,750	50,791	45,091

Results of operations	77,086	245,134	228,312	151,722	118,900
Amortization of intangibles	35,207	43,374	34,164	22,550	18,492
Interest expense	24,399	52,947	39,294	30,157	25,271
Interest income	(9,595)	(2,523)	(2,990)	(6,338)	(1,002)
Restructuring, asset impairments and other charges (4)	140,141	259	29,542	—	—
Gain on sale of Michael Page (5)	(305,704)	—	—	—	—
Gain on sale of marketable securities (6)	(2,435)	—	—	—	—
Write-down of investment (7)	—	24,766	—	—	—
Year 2000 costs (8)	—	—	4,420	—	—
Gain on sale of Interim HealthCare business (9)	—	—	—	—	(5,300)

Earnings before income taxes, extraordinary item and cumulative effect of change in accounting principle	195,073	126,311	123,882	105,353	81,439
Income taxes	86,998	51,785	53,049	46,776	38,928

Earnings before extraordinary item and cumulative effect of change in accounting principle	108,075	74,526	70,833	58,577	42,511
Extraordinary item-early extinguishment of debt, net of income taxes	—	—	—	2,773	—
Cumulative effect of change in accounting principle—adoption of SFAS No. 133, net of income tax benefit	1,114	—	—	—	—

Net earnings	$106,961	$74,526	$70,833	$55,804	$42,511

Basic earnings per share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$1.82	$1.17	$1.29	$1.32	$1.08
Extraordinary item	—	—	—	(0.06)	—
Cumulative effect of change in accounting principle	(0.02)	—	—	—	—

Net earnings	$1.80	$1.17	$1.29	$1.26	$1.08

Diluted earnings per share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$1.73	$1.16	$1.27	$1.29	$1.05
Extraordinary item	—	—	—	(0.06)	—
Cumulative effect of change in accounting principle	(0.02)	—	—	—	—

Net earnings	$1.72	$1.16	$1.27	$1.23	$1.05

Weighted average shares:
Basic	59,502	63,728	54,949	44,237	39,305
Diluted	65,934	69,757	60,837	48,244	40,407
Balance Sheet Data: (10)
Total assets	$1,868,345	$2,483,220	$2,438,901	$1,606,808	$1,091,734
Long-term debt, net of current portion	215,751	489,911	513,611	426,856	379,197
Working capital	410,131	12,013	50,488	152,388	97,990
Operating Information (10):
Operating locations	941	1,257	1,244	877	706

(1)
The 1999 fiscal year contained 53 weeks. All other years contained 52 weeks.

(2)
Revenues for Interim HealthCare are included through the date of disposition of September 26, 1997.

(3)
Revenues for Michael Page are included through the date of disposition of April 2, 2001.

(4)
On July 2, 1999, Spherion acquired Norrell Corporation. During 1999, restructuring and integration costs were related to a plan adopted by management in which certain redundant functions and assets of Spherion were eliminated. During 2001, restructuring, asset impairments and other charges were recorded relating to terminating redundant employees and excess capacity due to the slowdown in the economy and implementation of Spherion's business transformation strategy.

(5)
On April 2, 2001, Spherion sold its Michael Page business. Amount represents pre-tax gain on sale. Taxes on the gain were $119.4 million.

(6)
Spherion recognized a gain on sale of marketable securities of $2.4 million ($1.5 million after tax).

(7)
Write-down of investment represents the decline in value of an equity investment, which was determined to be "other than temporary."

(8)
Year 2000 costs represent the costs associated with remediating Norrell's application systems.

(9)
On September 26, 1997, Spherion sold its Interim HealthCare business. Amount represents pre-tax gain on sale. Taxes on the gain were $5.2 million.

(10)
At end of period.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        As part of its Business Transformation Strategy, which is focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability, Spherion changed its basis of segmentation and is now organized into the following three operating segments: Recruitment, Technology, and Outsourcing. Through these operating segments, Spherion provides the following three services: (1) Staffing—generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or pay plus burden; (2) Outsourcing—generally long-term customer contracts. Fees are determined based on a combination of headcount, managed service level agreements provided and/or fixed fee per transaction/unit processed; and (3) Permanent Placement—fees are generally determined as a percentage of first year compensation for the candidate placed. Billing is contingent on filling the assigned position.

        On April 2, 2001, Spherion sold 100% of Michael Page's common stock through an initial public offering. The transaction resulted in a gain of $305.7 million ($186.3 million after tax). A portion of the proceeds from the sale were used to retire debt, with the remainder currently invested and available for general corporate purposes. Spherion also assessed its portfolio of businesses and determined that three businesses did not provide the returns required by Spherion, or were not in geographic locations that would provide long-term growth. Consequently, Spherion sold the StratfordGroup (retained executive search), Tutor Recursos Humanos (recruitment in Spain) and JobOptions (internet job board) during the fourth quarter of 2001. The results of operations in the following Management's Discussion and Analysis include the results of operations of these business units for the periods they were owned by Spherion, unless otherwise stated.

        During 2000 and to a lesser extent in 2001, Spherion repurchased licensed and franchised locations to reduce market overlap, which resulted primarily from the Norrell acquisition. On July 2, 1999, Spherion completed its acquisition of Norrell. Norrell provided services similar to those of Spherion, primarily in the areas of recruitment, technology and outsourcing. Operations of Norrell were combined with Spherion's existing operating segments effective with the completion of the acquisition. As such, all the discussion in the following Management's Discussion and Analysis includes Norrell's operations in Spherion's operating segments and services from July 2, 1999, unless otherwise stated.

Operating Segments

        Effective in the fourth quarter of 2001, Spherion changed its basis of segmentation to the following: Recruitment, Technology and Outsourcing. Management believes that the new reportable segments better reflect the management and financial responsibilities within Spherion. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as income before unallocated central costs, amortization expense, net interest expense, income taxes and special charges (restructuring, asset impairments and other charges, gain on sale of Michael Page, gain on sale of marketable securities, write-down of investment, and Year 2000 costs). All material intercompany revenues and expenses have been eliminated. All previous year amounts have been reclassified for comparative purposes. Operating results from StratfordGroup, Tutor Recursos Humanos and JobOptions which were sold during the fourth quarter of 2001 are included in the Recruitment segment. See notes to the consolidated financial statements for further discussion and financial information regarding these operating segments.

        Information on operating segments and a reconciliation to earnings before income taxes and cumulative effect of change in accounting principle for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	Dec. 28, 2001		Dec. 29, 2000		Dec. 31, 1999
		% of Total		% of Total		% of Total
Revenues:
Recruitment—Excluding Michael Page	$1,679,365	61.9%	$2,116,132	56.6%	$1,825,144	57.6%
Technology	482,560	17.8%	610,389	16.3%	605,130	19.1%
Outsourcing	371,570	13.7%	368,303	9.8%	207,055	6.5%

Total, Excluding Michael Page	2,533,495	93.4%	3,094,824	82.7%	2,637,329	83.2%
Recruitment—Michael Page	179,642	6.6%	645,999	17.3%	530,642	16.8%

Total	$2,713,137	100.0%	$3,740,823	100.0%	$3,167,971	100.0%

		% of Revenues		% of Revenues		% of Revenues
Gross Profit:
Recruitment—Excluding Michael Page	$422,089	25.1%	$561,869	26.6%	$470,336	25.8%
Technology	145,789	30.2%	198,555	32.5%	213,973	35.4%
Outsourcing	99,260	26.7%	88,425	24.0%	56,421	27.2%

Total, Excluding Michael Page	667,138	26.3%	848,849	27.4%	740,730	28.1%
Recruitment—Michael Page	107,252	59.7%	392,824	60.8%	298,060	56.2%

Total	$774,390	28.5%	$1,241,673	33.2%	$1,038,790	32.8%

Segment Operating Profit:
Recruitment—Excluding Michael Page	$25,479	1.5%	$86,282	4.1%	$73,137	4.0%
Technology	19,230	4.0%	42,637	7.0%	72,254	11.9%
Outsourcing	27,231	7.3%	25,675	7.0%	15,415	7.4%

Total, Excluding Michael Page	71,940	2.8%	154,594	5.0%	160,806	6.1%
Recruitment—Michael Page	31,733	17.7%	110,873	17.2%	88,569	16.7%

Total	103,673	3.8%	265,467	7.1%	249,375	7.9%

Unallocated central costs	(26,587)		(20,333)		(21,063)
Amortization expense	(35,207)		(43,374)		(34,164)
Interest expense, net	(14,804)		(50,424)		(36,304)
Restructuring, asset impairments and other charges	(140,141)		(259)		(29,542)
Gain on the sale of Michael Page	305,704		—		—
Gain on sale of marketable securities	2,435		—		—
Write-down of investment	—		(24,766)		—
Year 2000 costs	—		—		(4,420)

Earnings before income taxes and cumulative effect of change in accounting principle	$195,073		$126,311		$123,882

Fiscal 2001 Compared with 2000

        Recruitment—Excluding Michael Page.    Revenues decreased 20.6% to $1,679.4 million in 2001 from $2,116.1 million in the prior year due primarily to lower worldwide demand for staffing services. Revenues decreased domestically and in all international locations. Within the U.S. revenues were down 21.3% as the economy slowed and Spherion's customers downsized their temporary workforce and experienced pricing pressures with many of its customers. Additionally, toward the end of the year as part of Spherion's

Business Transformation Strategy, Spherion began to exit lower margin customers mostly in the light industrial sector. International revenues declined 17.5% primarily in Australia and the U.K. due to lower demand for staffing. Revenues by service line for 2001 within the segment were comprised of 94.8% staffing and 5.2% permanent placement. As a percentage of total recruitment revenues, permanent placement decreased from 6.3% in the prior year as permanent hiring slowed significantly faster at most customers than staffing services.

        Gross profit decreased 24.9% to $422.1 million in 2001 from $561.9 million in the prior year, and the overall gross profit percentage decreased to 25.1% in 2001 from 26.6% in the prior year. The decrease in gross profit percentage is due to pricing pressures, higher workers' compensation and unemployment costs and lower permanent placement revenues as a percentage of total revenues.

        Segment operating profit decreased 70.5% to $25.5 million in 2001 from $86.3 million in the prior year. The decrease was due to the decrease in gross profit of $139.8 million, partially offset by lower operating expenses of $79.0 million. Operating expenses as a percentage of revenues increased to 23.6% in 2001 from 22.5% in 2000 as the impact of lower revenues more than offset the cost-cutting initiatives undertaken in 2001 in the U.S. and Australia. Also contributing to the higher operating expense percentage were higher costs associated with JobOptions, which was sold in the fourth quarter of 2001.

        Technology.    Revenues decreased 20.9% to $482.6 million in 2001 from $610.4 million in the prior year due to lower demand for IT related services, primarily within the U.S. Revenues by service line for 2001 within the segment were comprised of 81.9% staffing, 17.9% outsourcing and 0.2% permanent placement. As a percentage of total technology revenues, staffing decreased from the 2000 level of 89.5% as the demand for staffing services decreased while outsourcing services, which are supported by longer-term contracts, were up from 10.1% and permanent placement decreased from 0.4%.

        Gross profit decreased 26.6% to $145.8 million in 2001 from $198.6 million in the prior year, and the overall gross profit percentage decreased to 30.2% in 2001 from 32.5% in the prior year. The decrease in gross profit percentage is primarily due to lower utilization of consultants, a decrease in the higher margin variable staffing business and to a lesser extent lower permanent placement revenues in the current year.

        Segment operating profit decreased 54.9% to $19.2 million in 2001 from $42.6 million in the prior year. The decrease was due to the decrease in gross profit of $52.8 million, partially offset by lower operating expenses of $29.4 million. Operating expenses as a percentage of revenues increased to 26.2% in 2001 from 25.5% in 2000. Operating expenses were reduced through active cost-cutting initiatives throughout the year but did not keep pace with the decreases in revenues.

        Outsourcing.    Revenues increased 0.9% to $371.6 million in 2001 from $368.3 million in the prior year as revenue increases from human resource consulting services more than offset revenue decreases in the variable time and material portions in certain outsourcing contracts. While traditional outsourcing activities are governed by multi-year contracts, which lead to predictable revenue streams, revenue levels were impacted by reduced activity in some outsourcing contracts.

        Gross profit increased 12.3% to $99.3 million in 2001 from $88.4 million in the prior year, and the overall gross profit percentage increased to 26.7% in 2001 from 24.0% in the prior year. The increase in the gross profit percentage is primarily due to the growth in the higher margin human resource consulting services as a percentage of total revenues.

        Segment operating profit increased 6.1% to $27.2 million in 2001 from $25.7 million in the prior year. The increase was due to the increase in gross profit of $10.9 million, partially offset by higher operating expenses of $9.4 million. Operating expenses as a percentage of revenues increased to 19.4% in 2001 from 17.0% in 2000 due to the higher proportion of human resource consulting services and increased administrative and marketing costs from the Enthusian product line, Spherion's automated recruitment process outsourcing system.

        Unallocated Central Costs.    Unallocated central costs increased 30.8% to $26.6 million in 2001 from $20.3 million in the prior year, due primarily to charges recorded in 2001 for a $2.5 million bad debt provision related to a loan made to Worldwide Xceed Group, an internet-focused consulting group in which Spherion had an equity investment, and higher professional fees associated with our Business Transformation Strategy. As a percentage of consolidated revenues, these costs increased to 1.0% in 2001 from 0.7% in the prior year (excluding Michael Page which did not significantly impact central cost levels).

        Amortization Expense.    Amortization expense decreased 18.8% to $35.2 million in 2001 from $43.4 million in 2000. This decrease is primarily attributable to the decrease in intangible assets related to Michael Page which was sold on April 2, 2001.

        Interest Expense.    Interest expense decreased 53.9% to $24.4 million in 2001 from $52.9 million last year. This decrease resulted from lower debt levels, due primarily to the repayment of debt with the proceeds from the sale of Michael Page. Average borrowings outstanding during 2001 of $312.4 million carried an average rate of interest of 6.7%, compared with $813.4 million outstanding during 2000 at an average rate of interest, including the effects of interest rate swaps, of 6.8%.

        Interest Income.    Interest income increased from $2.5 million in 2000 to $9.6 million in 2001 due to interest earned on the proceeds from the sale of Michael Page. During 2001, the proceeds were invested primarily in commercial paper and tax-free instruments, which are classified as cash equivalents in the accompanying Consolidated Balance Sheets.

        Restructuring, asset impairments and other charges.    During 2001, Spherion recorded pre-tax restructuring, asset impairments and other charges of $140.1 million ($93.9 million after-tax). See section "Restructuring, Asset Impairments and Other Charges" below for further discussion.

        Gain on sale of Michael Page.    During 2001, Spherion sold Michael Page and recognized a pre-tax gain on the sale of Michael Page of $305.7 million ($186.3 million after-tax), which included pre-tax gains on forward contracts entered into to hedge foreign currency fluctuations on the proceeds from the sale.

        Gain on sale of marketable securities. A pre-tax gain was recognized on the sale of marketable securities of $2.4 million ($1.5 million after tax).

        Income Taxes.    The effective income tax rate for 2001 was 44.6% compared with 41.0% in 2000. The higher effective tax rate was due primarily to higher relative state income tax expense and the tax impact of non-deductible goodwill somewhat offset by the impact of employment tax credits.

        Cumulative Effect of Change in Accounting Principle.    At the beginning of the first quarter of 2001, Spherion recorded an after-tax charge of $1.1 million (net of income tax benefit of $0.7 million) in conjunction with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        Net Earnings.    Net earnings increased to $107.0 million ($1.72 per diluted share) in 2001 from $74.5 million ($1.16 per diluted share) in the prior year, due primarily to the gain on sale of Michael Page, offset by restructuring and other charges and lower profitability on the existing operations. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) decreased to 65.9 million from 69.8 million in the prior year, due primarily to stock repurchases completed in 2001.

Fiscal 2000 Compared with 1999

        Recruitment—Excluding Michael Page.    Revenues increased 15.9% to $2,116.1 million in 2000 from $1,825.1 million in 1999 due to the Norrell acquisition and growth in the U.S. permanent placement business partially offset by a decrease in staffing revenues in Australia/Asia. On a pro forma basis (including Norrell as if it had been acquired at the beginning of 1999), revenues decreased 7.7% from $2,293.1 million due primarily to the impact of Norrell acquisition-related integration efforts, economic slowdown in the U.S. and Australia/Asia in the fourth quarter of 2000 and elimination of unprofitable and lower margin business. Revenues by service line for 2000 within the segment were comprised of 93.7% staffing and 6.3% permanent placement. As a percentage of total recruitment revenues, permanent placement increased from 5.0% in the prior year due to growth in the U.S.

        Gross profit increased 19.5% to $561.9 million in 2000 from $470.3 million in 1999 due primarily to the Norrell acquisition. The gross profit percentage increased to 26.6% in 2000 from 25.8% in 1999 and 25.2% on a 1999 pro forma basis, due to an increase in U.S. permanent placement revenues.

        Segment operating profit increased 18.0% to $86.3 million in 2000 from $73.1 million in 1999. Higher operating margin in 2000 was due primarily to the increase in gross profit of $91.6 million discussed above partially offset by higher operating expenses of $78.4 million due primarily to the Norrell acquisition and higher commissions on permanent placement revenues. Operating expenses as a percentage of revenues increased from 21.8% for 1999 to 22.5% for 2000, as the impact of higher commissions more than offset the leveraging of fixed costs by eliminating redundant personnel and locations from the Norrell acquisition.

        Technology.    Revenues increased 0.9% to $610.4 million in 2000 from $605.1 million in 1999 due primarily to the Norrell acquisition, offset by industry-related decreases in customer demand and absence of longer duration Enterprise Resource Planning (ERP) and Y2K-related projects in the 2000 period. Technology revenues in 2000 were also impacted by the trend toward smaller and shorter duration e-solutions projects and away from traditional IT services. On a pro forma basis (including Norrell as if it were acquired at the beginning of 1999), revenues were down 14.5% from $713.6 million in 1999. The decline in revenues from 1999 pro forma levels was primarily due to the reasons outlined above. Revenues by service line for 2000 within the segment were comprised of 89.5% staffing, 10.1% outsourcing and 0.4% permanent placement. As a percentage of total Technology revenues, outsourcing increased from a 1999 level of 9.8% reflecting increases in help desk services, while staffing revenues decreased from 89.8%. The permanent placement percentage was about the same in 2000 compared with 1999.

        Gross profit decreased 7.2% to $198.6 million in 2000 from $214.0 million in 1999 and the overall gross profit percentage decreased to 32.5% in 2000 from 35.4% in 1999 due primarily to lower utilization of consultants. On a pro forma basis, gross profit percentage for 2000 was lower than the 1999 level of 36.9%. This decrease was also due to lower utilization of consultants.

        Segment operating profit decreased 41.0% to $42.6 million in 2000 from $72.3 million in 1999. Lower operating margin in 2000 was due primarily to the decrease in gross profit of $15.4 million discussed above and higher operating expenses of $14.2 million. Operating costs as a percentage of revenues increased from 23.4% in 1999 to 25.5% in 2000 due to Norrell-related integration costs and the overall decline in revenues.

        Outsourcing.    Revenues increased 77.9% to $368.3 million in 2000 from $207.1 million in 1999, with most of the increase due to the acquisition of Norrell's outsourcing business. On a pro forma basis, revenues increased 7.6% from $342.2 million in 1999 due primarily to growth in call centers.

        Gross profit increased 56.7% to $88.4 million in 2000 from $56.4 million in 1999 and the gross profit percentage decreased from 27.2% in 1999 to 24.0% in 2000. On a pro forma basis, gross profit percentage for 2000 was higher than the 1999 level of 23.3% as several outsourcing contracts matured beyond the start-up phase.

        Segment operating profit increased 66.6% to $25.7 million in 2000 from $15.4 million in 1999. Higher operating margin compared with the prior year was due primarily to the increase in gross profit of $32.0 million discussed above, which was partially offset by higher operating expenses of $21.7 million related primarily to a full year of activity for the Norrell outsourcing business. As a percentage of revenues, operating expenses decreased from 19.8% in 1999 to 17.0% in 2000 due primarily to the inclusion of the outsourcing business in 2000 (which classifies most of its expenses in gross profit).

        Recruitment—Michael Page.    Revenues increased 21.7% to $646.0 million in 2000 from $530.6 million in the prior year due to strong organic growth. Revenues by service line for 2000 were comprised of 51.1% staffing and 48.9% permanent placement. As a percentage of total revenues, staffing decreased from 54.8% in the prior year as the permanent placement business grew more rapidly than staffing.

        Gross profit increased 31.8% to $392.8 million in 2000 from $298.1 million in the prior year, and the overall gross profit percentage increased to 60.8% in 2000 from 56.2% in the prior year. The increase in gross profit is primarily due to the higher proportion of permanent placement business.

        Segment operating profit increased 25.2% to $110.9 million in 2000 from $88.6 million in the prior year. The increase was due to the increase in gross profit of $94.7 million discussed above, partially offset by higher operating expenses of $72.4 million. Operating expenses as a percentage of revenues increased to 43.6% in 2000 from 39.5% in 1999 due to a higher proportion of permanent placement business.

        Unallocated Central Costs.    Unallocated central costs decreased 3.5% to $20.3 million in 2000 from $21.1 million in 1999. As a percentage of consolidated revenues, these costs were about 0.7% in 2000 compared with 0.8% in 1999 (excluding Michael Page which did not impact central cost levels).

        Amortization Expense.    Amortization expense increased 27.0% to $43.4 million in 2000 from $34.2 million in 1999. This increase is primarily attributable to the amortization of Norrell goodwill, which began in July of 1999.

        Interest Expense.    Interest expense increased 34.7% to $52.9 million in 2000 from $39.3 million in 1999. The increase reflects higher average borrowings outstanding during 2000 related to the Norrell acquisition and increased borrowings to fund higher working capital needs due to an increase in days sales outstanding, franchise buybacks and earnouts, as well as slightly higher overall average interest rates. Spherion had average borrowings outstanding during 2000 of $813.4 million at an average interest rate including the effects of interest rate swaps of 6.8%. During 1999, Spherion had average borrowings outstanding of $635.4 million at an average interest rate including the effects of interest rate swaps of 6.0%.

        Interest Income.    Interest income remained relatively unchanged at $2.5 million in 2000 compared with $3.0 million in 1999.

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

        Net Earnings.    Net earnings increased 5.2% to $74.5 million ($1.16 per diluted share) in 2000 from $70.8 million ($1.27 per diluted share) in the prior year period. The weighted average number of shares (as adjusted for the dilutive impact of common stock equivalents) increased from 60.8 million in 1999 to 69.8 million in 2000 due to the issuance of 20.8 million shares in July 1999 related to the Norrell acquisition, partially offset by stock repurchases. For 1999, Spherion's fiscal year included 53 weeks, whereas 2000 included 52 weeks. The extra week in 1999 resulted in approximately $40.4 million in additional revenues, but net earnings benefited by less than $500,000 as the 53rd week was a holiday week.

Liquidity And Capital Resources

  Cash Flow

        Historically, Spherion has financed its operations through cash generated by operating activities and bank lines of credit. Spherion's principal uses of cash are capital expenditures, working capital needs, repayment of debt, stock repurchases and funding acquisitions. The nature of Spherion's business requires payment of wages to its flexible staff and consultants on a weekly or bi-weekly basis, while payments from clients are generally received 30-60 days after billing. The sale of Michael Page during 2001 generated cash of $192 million, net of taxes paid on the gain and repayments of debt. These funds are available for general corporate purposes and are included in total cash and cash equivalents of $260.3 million at December 28, 2001.

        Cash used in operating activities in 2001 was $19.6 million compared with cash provided by operating activities of $150.0 million in 2000 and $150.6 million in 1999. Lower operating cash flows during 2001 resulted from higher 2001 tax payments of approximately $72.5 million associated with the sale of Michael Page, net of the tax benefit from the restructuring charge, lower operating earnings (before restructuring charges and the gain on the sale of Michael Page) and higher expenditures for restructuring related activities, partially offset by lower working capital needs. Lower operating cash flows during 2000 compared with 1999, resulted from increased working capital needs, partially offset by higher earnings and the impact of higher amortization, depreciation and other non-cash charges. Cash used by changes in working capital was $34.9 million for 2001, $55.5 million for 2000 and $29.1 million for 1999. Working capital for 2001 was used for the following items: (1) tax payments of $72.5 million related to the sale of Michael Page, net of the tax benefit from the restructuring charge, (2) restructuring activities used $28.4 million, and (3) accounts payable and accrued liabilities decreased primarily due to first quarter payments associated with Michael Page's activities. Working capital for 2001 was positively impacted by the collection of outstanding accounts receivable as the number of days sales outstanding decreased from the prior year. The increase in cash used for working capital items in 2000 compared with 1999 resulted primarily from: (1) a decrease in accounts payable, accrued expenses and other liabilities due primarily to the payout of acquisition and restructuring related costs; (2) an increase in receivables due to an increase in days sales outstanding offset by (3) a decrease in other assets resulting primarily from the liquidation of certain insurance-related deposits of $12.0 million and the receipt of an $8.0 million tax refund related to the final Norrell tax return.

        Investing activities provided cash of $787.5 million in 2001 and used cash of $168.1 million and $320.5 million in 2000 and 1999, respectively. The 2001 sale of Michael Page generated gross cash proceeds before tax payments and debt pay down of $852.7 million. In addition, in 2001 Spherion had acquisition expenditures of $34.1 million (contingent payments for acquisitions consummated in prior years and the repurchases of licensee and franchise operations) and had $34.9 million of capital expenditures. Capital expenditures for 2001 include the normal replacement of hardware and software as well as office furnishings and leasehold improvements. Cash used for investing activities in 2000 reflects the repurchase of license operations to reduce market overlap created by the Norrell acquisition, earnout payments associated with prior acquisitions and strategic investments in eBusiness alliance partners. Investing activities in 2000 also included $56.2 million of capital expenditures primarily for new computer hardware and software to continue to upgrade and expand Spherion's information technology capabilities. Cash used for investing activities in 1999 reflects the acquisition of Norrell, which included cash payments of $87.8 million, the remaining payments of $111.0 million made in the first quarter of 1999 on the December 1998 acquisition of Computer Power, various buybacks of Spherion's license operations, and $55.8 million of capital expenditures primarily related to new computer hardware and software to upgrade and expand Spherion's information technology capabilities including the new front office system within domestic staffing and expenditures associated with Spherion's outsourcing business.

        Cash used by financing activities was $546.1 million for 2001, compared with cash provided by financing activities of $19.0 million and $54.1 million for 2000 and 1999, respectively. Cash used by financing activities for 2001 primarily reflects the repayment of debt with proceeds from the sale of Michael Page and the repurchase of treasury stock. During 2001, Spherion purchased approximately 4.0 million shares of its common stock at an average price of $9.42 per share. At December 28, 2001, Spherion had approximately 7.0 million shares held in treasury and had approval to repurchase 2.7 million shares under a repurchase program approved in June 2001, which expires in June 2002. There is a further authorization to acquire shares for various compensation and benefits programs under which a maximum of 2.6 million shares may be acquired in any one year. Management may acquire shares pursuant to these authorizations from time to time in open market or negotiated transactions depending upon market conditions. Cash provided by financing activities in 2000 primarily reflects net borrowings offset by treasury share purchases of $33.8 million. During 2000, Spherion purchased approximately 2.6 million shares of its common stock at an average price of $13.04 per share. Cash provided by financing activities in 1999 primarily reflects net borrowings for the Norrell and other acquisitions offset by $89.4 million of purchases of Spherion's common stock. As part of the acquisition of Norrell, Spherion assumed $125.5 million in existing Norrell debt, which was repaid with the proceeds of borrowings under Spherion's credit facilities.

  Financing

        Spherion has a multi-currency syndicated credit agreement ("Revolving Loan Facility") with a total capacity of $400 million, of which $75 million terminates in 2002 and $325 million terminates in 2004. At December 28, 2001, letters of credit totaling $71.4 million were issued and reduce the amount Spherion can borrow under the Revolving Loan Agreement. Outstanding borrowings at December 29, 2000 subject to this Revolving Loan Facility were $242.0 million in revolving loans, $55.3 million in letters of credit and $9.5 million in loan notes to prior shareholders of Michael Page with $221.5 million of the revolving loans and loan notes denominated in British pound sterling and $30.0 million denominated in U.S. dollars. Borrowings under this Revolving Loan Facility are unsecured. The Revolving Loan Facility is available to supply working capital and to provide for general corporate needs. Interest rates on amounts outstanding under the Revolving Loan Facility are based on LIBOR plus a variable margin. The Revolving Loan Facility contains customary covenants, which include restrictions on the payment of cash dividends, as well as the maintenance of certain financial tests including minimum net worth and EBITDA (earnings before interest, income taxes, depreciation and amortization adjusted to reflect operating earnings), debt and interest coverage, as well as restrictions on the incurrence of liens and additional indebtedness. Due to these covenants, the amount that can be borrowed under the Revolving Loan Facility is limited and as of December 28, 2001, there was approximately $23 million available for future borrowings under the lines of credit.

        The outstanding irrevocable letters of credit described above of approximately $71.4 million (same as fair value) and surety bonds outstanding of approximately $23.9 million, substantially all of which mature in May 2002, primarily collateralize Spherion's recorded obligations under certain workers' compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. The agreement between Spherion and the carrier provides that additional collateral may be required in the event that Spherion's senior debt rating falls below investment grade. This collateral may be in any form acceptable to the carriers and could include additional letters of credit or cash. There can be no assurance that Spherion will retain its investment grade rating on its senior debt.

        In October 2000, Spherion issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC. In May 1998, Spherion issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 1, 2005.

        In July 1999, Spherion added a loan facility secured by Spherion's accounts receivable of $250.0 million ("Accounts Receivable Securitization") and issued $53.0 million in Australian dollar term financing. All borrowings related to the Accounts Receivable Securitization and the Australian dollar term financing were repaid in April 2001 with the proceeds from the sale of Michael Page, and were subsequently terminated. Interest rates on the Accounts Receivable Securitization borrowings and the Australian dollar term financing were based on commercial paper market rates and Australian bank bills plus a variable margin, respectively. In addition, Spherion had established short-term, unsecured lines of credit with certain banks. Interest rates on these lines of credit were based on LIBOR and were available to fund Spherion's short-term capital requirements. Outstanding borrowings at December 29, 2000 were $214.4 million under the Accounts Receivable Securitization and $37.4 million under the Australian dollar term financing.

        Subsequent to year end, Spherion has notified its syndicated bank group of its intention not to seek renewal of the $75 million, 364 day portion of the Revolving Loan Facility which terminates in April 2002. In addition, Spherion has determined that in order to provide for its long-term capital needs it will seek to replace or modify the existing Revolving Loan Facility which matures in 2004. Spherion cannot give assurance that it will be able to replace the existing Revolving Loan Facility with a facility that is more favorable.

Restructuring, Asset Impairments and Other Charges

        Spherion has entered into various restructuring plans during 2001, 2000 and 1999. The 2000 and 1999 plans were related to rationalizing excess capacity resulting from the Norrell acquisition. During 2001, Spherion was negatively impacted by the slowdown in the economy. Also during 2001, Spherion announced its Business Transformation Strategy which was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. All of these factors led to an assessment of the strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the "2001 Plans").

        A summary of the charges is as follows (in thousands):

	Fiscal Years Ended
	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Restructuring	$56,492	$259	$12,750
Write-down of assets (including goodwill of $26,566)	42,729	—	—
Goodwill impairment	33,703	—	—
Integration costs and other charges	7,217	—	16,792

	$140,141	$259	$29,542

2001 Plans

        Restructuring costs in 2001 include employee severance costs of $24.7 million, facility closure costs and asset write-offs of $31.9 million, professional fees related to the execution of the 2001 Plans of $2.8 million and reversal of over accruals of $3.0 million. The facility closure costs include $20.7 million in lease termination costs and $11.2 million for the write-off of leasehold improvements on closed locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets was approximately $3.0 million annually. These actions included the elimination of 1,311 positions, primarily within the Recruiting and Outsourcing segments and the closure of 290 locations.

        The write-down of assets of $42.7 million includes the write-down of businesses sold or held for sale of $37.1 million and the write-down of abandoned software of $5.6 million. The write-down of the business held for sale and businesses sold as of December 28, 2001 was for the estimated loss on disposition of the StratfordGroup, Spherion's retained executive search business, JobOptions, an internet recruiting business and the commercial staffing operations in Spain. These businesses were written-down to their estimated net realizable values. These businesses generated $23.5 million of revenues and pretax losses of $9.4 million during 2001.

        The goodwill impairment of $33.7 million relates primarily to a write-down of goodwill associated with the impairment of the human resource consulting businesses, which is included in the Outsourcing segment. Management reviewed the valuation of its human resource consulting business and determined that while current year revenues from this cyclical business increased the long term future cash flows did not support the carrying value and recorded an impairment charge based on the estimated fair market value derived from valuations of publicly traded competitors.

        Other charges include the severance cost for Spherion's former chief executive officer in the amount of $6.9 million.

2000 and 1999 Plans

        Restructuring costs and charges of $12.8 million in 1999 included employee severance costs of approximately $3.7 million and facility closure costs of $7.0 million primarily relating to the elimination of redundant branch locations. The facility closure costs included approximately $5.0 million in lease termination costs and approximately $2.0 million in losses on the disposition of facility related fixed assets, primarily the write-off of leasehold improvements on closed branch locations and write-down of furniture and fixtures to their estimated fair value, determined by comparable market information. In addition, as part of the 1999 Plan, Spherion recorded a charge of approximately $2.1 million for the write-off of certain software programs that were no longer utilized as a result of the Norrell acquisition. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. During 2000, remaining accruals of approximately $3.0 million were identified relating to the 1999 Plan that were not needed, primarily the result of the buyout of existing lease obligations at better than expected rates and this $3.0 million was reversed to income. Spherion then undertook additional restructuring actions in the amount of $3.2 million. These additional actions included the elimination of 71 positions, with most of these positions being administrative personnel within the Technology segment, and the closure of an additional 14 locations.

        Nonrecurring integration costs of approximately $16.8 million in 1999 included approximately $7.6 million in costs relating to employees whose positions were eliminated and were involved solely in exit functions and systems integrations, approximately $5.0 million in consulting costs primarily related to systems integrations, approximately $2.6 million for a one-time acquisition completion incentive bonus, approximately $0.7 million in relocation of employees and approximately $0.9 million in other related integration costs. Substantially all these costs were paid by December 31, 1999, and the remaining amounts were paid by December 29, 2000.

        An analysis of the restructuring plans, excluding the write-down of businesses that were held for sale and obsolete software, goodwill impairment and other charges including severance cost of Spherion's former chief executive officer, along with amounts remaining to be distributed under restructuring plans initiated in 1999, 2000 and 2001 are as follows (dollar amounts in thousands):

	Facility Closures	Number of locations	Severance	Number of personnel	Asset write-offs	Total
1999 Plan charges	$6,992	43	$3,650	160	$2,108	$12,750
Utilized during fiscal 1999	(1,340)	(22)	(1,465)	(48)	(2,108)	(4,913)

Balance at Dec. 31, 1999	5,652	21	2,185	112	—	7,837

2000 Plan charges	845	14	2,399	71	—	3,244
Utilized during fiscal 2000	(2,898)	(35)	(2,540)	(102)	—	(5,438)
Reversal of over accrual	(2,007)	—	(978)	(74)	—	(2,985)

Balance at Dec. 29, 2000	1,592	—	1,066	7	—	2,658

2001 Plan charges	23,541	290	24,692	1,311	11,215	59,448
Utilized during fiscal 2001	(6,508)	(222)	(16,030)	(1,096)	(2,795)	(25,333)
Reversal of over accrual	(821)	(11)	(1,864)	(96)	(271)	(2,956)

Balance at Dec. 28, 2001	$17,804	57	$7,864	126	$8,149	$33,817

        The remaining accruals, which are included in accrued restructuring in the accompanying Consolidated Balance Sheets, relate to lease payments on closed locations that will be paid out through 2006 and severance costs which will be paid out during 2002.

Inflation

        The effects of inflation on Spherion's operations were not significant during the periods presented in the financial statements.

Impact of the Euro

        The Euro became the legal tender for Spherion's operations in The Netherlands effective January 1, 2002. The costs of addressing the Euro conversion were not material. Spherion has studied the implications of the overall Euro conversion and does not expect it to have a material impact on Spherion's financial condition or results of operations upon adoption.

Seasonality And Cyclical Nature Of Business

        Spherion's businesses are only moderately seasonal in nature. However, the staffing industry has historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. Spherion believes that the balance between its service lines reduces the cyclical nature of the Recruiting and Technology businesses. Longer-term, more predictable contracts are characteristic of Outsourcing. Spherion's goal to grow its Outsourcing business as a percentage of total revenues is intended to help balance the cyclical nature of Recruitment and Technology.

Other

  New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of earnings, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Spherion adopted the provisions of SFAS No. 133, as amended by SFAS No. 138, in the first quarter of 2001 and recorded a charge for the cumulative effect of a change in accounting principle of $1.1 million, net of an income tax benefit of $0.7 million.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Spherion will adopt the provisions of these statements in the first quarter of 2002. Spherion has completed its assessment of impairment of goodwill using the requirements of SFAS No. 142 and will record a pre-tax transitional impairment charge to goodwill of $692 million in the first quarter of 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. Spherion will adopt SFAS No. 144 in the first quarter of 2002. The impact of such adoption is not anticipated to have a material effect on Spherion's financial statements.

  Lease Obligations

        Substantially all of Spherion's field operations are conducted in leased premises. Spherion also leases computer equipment. Total lease expense for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 was $40.1 million, $51.6 million and $37.6 million, respectively. Future minimum lease payments under non-cancelable leases as of December 28, 2001 are $42.4 million, $34.4 million, $25.8 million, $16.9 million and $9.7 million in 2002, 2003, 2004, 2005 and 2006, respectively. Future minimum lease payments of $15.6 million and $1.6 million as of December 28, 2001 and December 29, 2000, respectively, related to facility closures under Spherion's Business Transformation Strategy, have been accrued and are included as part of Accrued Restructuring in the balance sheets of the Consolidated Financial Statements.

  Critical Accounting Policies

        Spherion's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as principles of consolidation, allowance for doubtful accounts, investments, impairment of long-lived assets, accrued self-insurance, revenue recognition, derivative financial instruments and stock based compensation. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, Spherion believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

Forward Looking Statements—Safe Harbor

        In evaluating Spherion's business, you should carefully consider the following factors in addition to the information contained elsewhere in this Annual Report on Form 10-K or incorporated by reference herein. This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Forward Looking Statements—Safe Harbor section. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.

        We operate in highly competitive markets with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

        We operate in highly competitive and fragmented markets in each of our three business segments. Within the Recruitment and Technology segments, there are low barriers to entry by potential competitors at the local level. We face significant competition in the markets we serve and will continue to face significant competition in any geographic markets or industry sectors that we may enter. The majority of competitors are significantly smaller than us. However, certain of our competitors are larger and have greater marketing and financial resources than us.

        There has been a significant increase in the number of clients consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate staffing services purchases has in some cases made it more difficult for us to obtain or retain business. We also face the risk that certain of our current and prospective clients may decide to provide similar services internally. We cannot assure you that we will not encounter increased competition in the future.

        Any significant economic downturn could result in our clients using fewer temporary employees or the loss of a significant client, which would materially adversely affect our business segments.

        Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. Also during such periods, companies may elect to defer installation of new information technology systems and platforms or upgrades to existing systems and platforms. As a result, any significant economic downturn could have a material adverse effect on our business, financial condition or results of operations. During 2001, the slowdown in the U.S. economy significantly impacted the recruitment and technology markets, which in turn reduced our revenues significantly.

        A loss of a significant client from one of our business segments, or reduced business from such a client, could have a significant adverse impact on our business and results of operations in future periods. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial clients in the future.

        We are dependent upon availability of qualified personnel, and may not be able to attract and retain sufficient numbers of qualified personnel necessary to succeed.

        We depend upon our ability to attract qualified personnel who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists. We could have difficulty attracting, training and retaining sufficient numbers of qualified personnel necessary for our business to succeed.

        We may not achieve the intended effects of our Business Transformation Strategy, which could adversely impact our business, financial condition and results of operations.

        As part of the Business Transformation Strategy announced in 2001, we are focused on growing higher margin administrative and professional services and are placing significant effort and resources on further refining and dramatically expanding our Outsourcing business. To be successful in this endeavor, we intend to leverage current recruitment, call center and administrative service competencies, add talent to broaden our outsourcing knowledge base and pursue partnership opportunities to complete service offerings, expand delivery channels and increase sales. We cannot assure you that these efforts will be successful and, if they are, that they will have the intended effects of increasing the predictability of revenues and earnings, improving productivity or enhancing profitability.

        Our liquidity may be affected if we are not able to renegotiate our Revolving Loan Facility or if our credit rating changes.

        Due to various financial covenants, the amount we can borrow under our Revolving Loan Facility is currently limited. Because of the limited credit availability under this facility we may have to use our cash and cash equivalents for corporate needs such as pledging collateral for the workers' compensation insurance program and business growth opportunities. We will attempt to renegotiate the facility terms, but we cannot assure you that we will be able to do so on the same terms. A reduction of our credit rating may also require a use of our cash and cash equivalents with respect to our workers' compensation insurance program.

        We may be exposed to employment-related claims and costs as well as new regulations that could materially adversely affect our business, financial condition and results of operations.

        We employ and place people in the workplaces of other businesses. Attendant risks of such activity that could increase our cost of doing business include:

  •
  possible claims of discrimination and harassment and requirements to maintain employee health care data;

  •
  employment of illegal aliens;

  •
  errors and omissions by the personnel we place, particularly for the acts of temporary professionals (e.g., accountants and attorneys);

  •
  misuse or misappropriation of client funds or proprietary information;

  •
  violation of wage and hour requirements; and

  •
  payment of workers' compensation and other similar claims.

        Although we maintain insurance coverage for general liability, errors and omissions and employee theft, such insurance coverage may not be adequate in scope or amount to cover any such liability. A failure of any of our personnel to observe our policies and guidelines intended to reduce exposure to these risks could have a material adverse effect upon us. Although historically we have not had any significant problems arising from the matters discussed above, we cannot assure that we will not experience such problems in the future.

        We retain a portion of the risk under our workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Changes in the estimates of these accruals are charged or credited to earnings in the period determined, and therefore a large fluctuation in any given quarter could materially adversely affect earnings in that period.

        Government regulation may significantly increase our costs.

        In conducting our business, we are required to pay a number of payroll and related costs and expenses, including unemployment taxes, workers' compensation and insurance and medical insurance for our personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers' compensation costs have increased over the past decade and may increase in the future as states have raised benefit levels and liberalized allowable claims. Future earnings could be adversely affected if we are not able to increase the fees charged to clients to absorb the increased costs related to unemployment insurance or workers' compensation benefits.

        We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

        Operations in certain of our markets are subject to risks inherent in international business activities, including,

  •
  fluctuations in currency exchange rates;

  •
  complicated work permit requirements;

  •
  varying economic and political conditions;

  •
  overlapping or differing tax structures; and

  •
  regulations concerning pay rates, benefits, vacation, union membership, redundancy payments and the termination of employment.

        Our failure or inability to complete our outsourcing projects could result in damage to our reputation and give rise to legal claims against us.

        Our Outsourcing business requires us to assume a greater level of responsibility for developing or maintaining processes on behalf of our clients than our other business segments. Many of our outsourcing engagements are critical to the operation of our clients' businesses. Our failure or inability to complete these engagements satisfactorily could have a material adverse effect on our clients' operations and consequently may give rise to claims against us for actual or consequential damages or otherwise damage our reputation. Any of these claims could have a material adverse effect on our business, financial condition or results of operations.

        We are defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations.

        We and our subsidiaries are regularly involved in a variety of litigation arising out of our business. Occasionally, this litigation can be serious. We cannot assure you that our insurance will cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our results of operations, financial position and cash flows. We also cannot assure you that we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

        Our contracts contain termination provisions and pricing risks that could decrease our revenues, profitability and cash flow.

        Some of our contracts with our outsourcing clients permit termination in the event our performance is not consistent with service levels specified in those contracts. Our clients' ability to terminate contracts creates uncertain revenue streams. In addition, if clients are not satisfied with our level of performance, our reputation in the industry may suffer, which could materially and adversely affect our business, financial condition, results of operations and cash flow. Some of our contracts contain pricing provisions that allow clients to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee. Many of our outsourcing contracts provide for credits to our clients if we fail to achieve specific contract standards. Some of our contracts contain re-pricing provisions that can result in reductions of our fees for performing our services. In these situations, we could incur significant unforeseen costs or financial penalties in performance under the contracts.

        The termination of a client contract or the deterioration of the financial condition or prospects of a client may result in an impairment of the net book value of the assets we use in connection with that contract.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 28, 2001, Spherion maintains the majority of its cash and cash equivalents in financial instruments with original maturities of one month or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on Spherion's financial condition.

        Spherion's outstanding variable-rate debt at December 28, 2001 and December 29, 2000 was $19.6 million and $569.1 million, respectively. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.2 million and $5.7 million in 2001 and 2000, respectively, on an annual basis not considering the offset of the interest rate swap discussed below.

        Spherion has utilized interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable-rate debt. Spherion had a variable-to-variable interest rate swap agreement outstanding which effectively converted interest from a British LIBOR basis to a broader index and capped Spherion's exposure to upward movement in rates at 8.5%. This agreement was terminated during the first quarter of 2001 at a cost of $1.3 million in anticipation of repaying substantially all variable-rate debt during the second quarter of 2001 with the proceeds from the sale of Michael Page. There were no such agreements outstanding as of December 28, 2001. Spherion received an average variable rate of 5.9% and paid an average variable rate of 6.7% during the period the swap was outstanding during the year ended December 28, 2001. The notional amount outstanding at December 29, 2000 was $112.0 million. Spherion received an average variable rate of 6.2% and paid an average variable rate of 6.7% during the twelve months ended December 29, 2000.

        At December 28, 2001, Spherion had no outstanding foreign currency contracts. At December 29, 2000, Spherion had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $82.6 million for the purpose of hedging intercompany amounts outstanding with its Australian operations.

        When interest rate and foreign currency financial instruments are outstanding, exposure to market risk on interest rate and foreign currency financial instruments results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to Spherion's interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade. Spherion is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value as stated below. Spherion believes the risk of incurring losses due to credit risk is remote.

        The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The cost to terminate the outstanding interest rate swap and the book value as of December 29, 2000 were approximately $1.8 million and a $0.2 million interest payable, respectively. Termination of the foreign currency forward contracts as of December 29, 2000 would have resulted in a gain of $11.4 million. In estimating the fair value of its derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. The cost to terminate Spherion's fixed-rate convertible subordinated notes as of December 28, 2001 and December 29, 2000 was $162.5 million and $140.6 million, respectively, with a $207.0 million carrying value. The fair value of Spherion's fixed-rate notes is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

        The purpose of Spherion's foreign exchange hedging activities is to mitigate the impact of changes in foreign currency exchange rates. Spherion attempts to hedge transaction exposures through natural economic offsets. To the extent this is not practicable, exposure areas that are considered for hedging include foreign currency denominated receivables and payables, intercompany loans, firm committed transactions and dividends related to foreign subsidiaries. Spherion uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures. Spherion does not enter into forward contracts for trading purposes.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
    of Spherion Corporation
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Spherion Corporation and subsidiaries ("Spherion") as of December 28, 2001 and December 29, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Spherion's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spherion Corporation and subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 Spherion changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standard No. 133.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 6, 2002

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(amounts in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Revenues	$2,713,137	$3,740,823	$3,167,971
Cost of services	1,938,747	2,499,150	2,129,181

Gross profit	774,390	1,241,673	1,038,790

Selling, general and administrative expenses	644,876	925,668	738,728
Licensee commissions	52,428	70,871	71,750
Amortization of intangibles	35,207	43,374	34,164
Interest expense	24,399	52,947	39,294
Interest income	(9,595)	(2,523)	(2,990)
Restructuring, asset impairments and other charges	140,141	259	29,542
Gain on sale of Michael Page	(305,704)	—	—
Gain on sale of marketable securities	(2,435)	—	—
Write-down of investment	—	24,766	—
Year 2000 costs	—	—	4,420

	579,317	1,115,362	914,908

Earnings before income taxes and cumulative effect of change in accounting principle	195,073	126,311	123,882
Income taxes	86,998	51,785	53,049

Earnings before cumulative effect of change in accounting principle	108,075	74,526	70,833
Cumulative effect of change in accounting principle net of income tax benefit of $681	(1,114)	—	—

Net earnings	$106,961	$74,526	$70,833

Basic earnings per share:
Earnings before cumulative effect of change in accounting principle	$1.82	$1.17	$1.29
Cumulative effect of change in accounting principle	(0.02)	—	—

Net earnings	$1.80	$1.17	$1.29

Diluted earnings per share:
Earnings before cumulative effect of change in accounting principle	$1.73	$1.16	$1.27
Cumulative effect of change in accounting principle	(0.02)	—	—

Net earnings	$1.72	$1.16	$1.27

Basic weighted average shares outstanding	59,502	63,728	54,949
Diluted weighted average shares outstanding	65,934	69,757	60,837

See notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	Dec. 28, 2001	Dec. 29, 2000
Assets
Current Assets:
Cash and cash equivalents	$260,259	$38,457
Receivables, less allowance for doubtful accounts of $10,261 and $21,643	347,034	607,438
Deferred tax asset	38,590	29,946
Other current assets	23,297	49,288

Total current assets	669,180	725,129
Goodwill, net	1,013,291	1,334,754
Trade names and other intangibles, net	933	180,611
Property and equipment, net	101,687	149,093
Deferred tax asset	54,358	59,740
Other assets	28,896	33,893

	$1,868,345	$2,483,220

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$10,865	$286,203
Accrued restructuring	33,817	2,658
Accounts payable and other accrued expenses	101,893	176,729
Accrued salaries, wages and payroll taxes	81,496	220,442
Accrued self-insurance and other current liabilities	30,978	27,084

Total current liabilities	259,049	713,116
Long-term debt, net of current portion	8,754	282,914
Convertible subordinated notes	206,997	206,997
Accrued self-insurance	48,399	49,996
Deferred compensation	25,368	23,381
Other long-term liabilities	24,800	16,266

Total liabilities	573,367	1,292,670

Commitments and contingencies (see footnotes)
Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 and 65,341,425 shares, respectively	653	653
Treasury stock, at cost, 6,965,718 and 3,587,793 shares, respectively	(77,444)	(50,732)
Additional paid-in capital	866,386	870,202
Retained earnings	514,585	407,624
Accumulated other comprehensive loss	(9,202)	(37,197)

Total stockholders' equity	1,294,978	1,190,550

	$1,868,345	$2,483,220

See notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For Fiscal Years Ended December 28, 2001, December 29, 2000 and December 31, 1999
(amounts in thousands)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 25, 1998	$473	$—	$468,032	$262,265	$7,170	$737,940

Comprehensive income:
Net earnings	—	—	—	70,833	—	70,833
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(18,605)	(18,605)

Comprehensive income						52,228

Purchase of treasury stock	—	(89,368)	—	—	—	(89,368)
Common stock issued and treasury stock reissued in connection with the Norrell acquisition	175	54,182	383,025	—	—	437,382
Proceeds from exercise of employee stock options, including tax benefit	3	1,498	4,821	—	—	6,322
Proceeds from issuance of shares under Employee Stock Purchase Plan	2	1,651	1,481	—	—	3,134
Treasury stock reissued and compensation earned in connection with deferred compensation	—	409	11,236	—	—	11,645
Other	—	—	(23)	—	—	(23)

Balance as of December 31, 1999	653	(31,628)	868,572	333,098	(11,435)	1,159,260

Comprehensive income:
Net earnings	—	—	—	74,526	—	74,526
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	(26,183)	(26,183)
Unrealized gain on investment	—	—	—	—	421	421

Comprehensive income						48,764

Purchase of treasury stock	—	(33,819)	—	—	—	(33,819)
Proceeds from exercise of employee stock options, including tax benefit	—	7,851	(1,748)	—	—	6,103
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	5,398	(1,525)	—	—	3,873
Treasury stock reissued and compensation earned in connection with deferred compensation	—	1,466	4,895	—	—	6,361
Other	—	—	8	—	—	8

Balance as of December 29, 2000	653	(50,732)	870,202	407,624	(37,197)	1,190,550

Comprehensive income:
Net earnings	—	—	—	106,961	—	106,961
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	—	—	—	—	(22,357)	(22,357)
Foreign currency translation adjustments related to the sale of Michael Page	—	—	—	—	50,799	50,799
Foreign currency translation adjustments related to the sale of Recursos Humanos	—	—	—	—	(26)	(26)
Net unrealized gain on securities arising during the period	—	—	—	—	1,090	1,090
Gain on the sale of marketable securities included in net earnings	—	—	—	—	(1,511)	(1,511)

Comprehensive income						134,956

Purchase of treasury stock	—	(38,026)	—	—	—	(38,026)
Proceeds from exercise of employee stock options, including tax benefit	—	500	(271)	—	—	229
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	6,383	(3,797)	—	—	2,586
Treasury stock reissued and compensation earned in connection with deferred compensation	—	4,431	252	—	—	4,683

Balance as of December 28, 2001	$653	$(77,444)	$866,386	$514,585	$(9,202)	$1,294,978

See notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Years Ended
	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Cash Flows from Operating Activities:
Earnings before cumulative effect of change in accounting principle	$108,075	$74,526	$70,833
Adjustments to reconcile earnings before cumulative effect of change in accounting principle to net cash (used in) provided by operating activities:
Depreciation and amortization	67,684	80,882	65,151
Deferred income tax (benefit) expense	(2,614)	13,020	8,174
Restructuring, asset impairments and other charges	140,141	259	29,542
Gain on sale of Michael Page	(305,704)	—	—
Write-down of investment	—	24,766	—
Other non-cash charges	7,740	11,992	6,010
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	103,960	(52,236)	(43,309)
Other assets	1,050	19,394	6,404
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(111,533)	(17,177)	10,600
Restructuring and other charges	(28,387)	(5,438)	(2,805)

Net Cash (Used in) Provided by Operating Activities	(19,588)	149,988	150,600

Cash Flows from Investing Activities:
Proceeds from the sale of Michael Page, net of cash sold	852,688	—	—
Acquisitions and earnout payments, net of cash acquired	(34,125)	(101,111)	(269,189)
Capital expenditures, net	(34,909)	(56,230)	(55,778)
Investment in equity securities	—	(26,765)	—
Other	3,871	16,039	4,498

Net Cash Provided by (Used in) Investing Activities	787,525	(168,067)	(320,469)

Cash Flows from Financing Activities:
Debt proceeds	93,367	93,769	284,257
Debt repayments	(595,603)	(38,920)	(134,487)
Purchase of treasury stock	(38,026)	(33,819)	(89,368)
Other, net	(5,873)	(2,033)	(6,308)

Net Cash (Used in) Provided by Financing Activities	(546,135)	18,997	54,094

Increase (decrease) in cash and cash equivalents	221,802	918	(115,775)
Cash and cash equivalents, beginning of period	38,457	37,539	153,314

Cash and cash equivalents, end of period	$260,259	$38,457	$37,539

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$84,135	$49,394	$58,506
Interest	$26,948	$53,477	$34,759
Non-cash activities:
Loan notes and convertible promissory notes issued in connection with acquisitions	$4,334	$26,388
Stock issuance in connection with the Norrell acquisition			$383,200
Reissuance of treasury stock in connection with the Norrell acquisition			$54,182

See notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—Spherion Corporation and subsidiaries ("Spherion") delivers performance enhancing solutions in Recruitment, Technology and Outsourcing services and currently operates in eight countries: Australia, Canada, Hong Kong, New Zealand, Singapore, The Netherlands, the United Kingdom and the United States. Recruitment services include staffing and permanent placement of personnel in the following skill categories: office, clerical and administrative, light industrial, accounting/finance, engineering, sales/marketing, human resources and law. Technology includes staffing and outsourcing (managed services) for a client's technology applications and infrastructure. Areas of expertise include: quality assurance, project management, help desk, data center and network operations. Outsourcing assumes responsibility for client functions in call center and administrative services. Spherion offers outsourcing services whereby its clients delegate to Spherion all responsibility for staffing and performance. In addition, Spherion provides human resource consulting services to help clients in the planning, acquisition and optimization of its workforce. Spherion's human resource consulting offerings include outplacement, assessment, benchmarking and workforce consulting.

        Principles of Consolidation—The consolidated financial statements include the accounts of Spherion Corporation and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Spherion consolidates licensed operations under guidance prescribed by Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the consolidation of all majority-owned subsidiaries unless control is temporary or does not rest with the majority owner. Certain prior year amounts have been reclassified to conform to the current year presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from those estimates.

        Fiscal Year—Spherion's fiscal year is comprised of 52 or 53 weeks, ending on the last Friday in December. The fiscal years ended December 28, 2001 and December 29, 2000 were 52 weeks. The fiscal year ended December 31, 1999 was 53 weeks.

        Cash and Cash Equivalents—All highly liquid investments (including investments in debt and auction rate securities) with original maturities of 90 days or less at the time of purchase are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments.

        Allowance for Doubtful Accounts—Accounts receivable are carried at the amount estimated to be collectible. Accordingly, allowances are provided for accounts receivable estimated to be uncollectible based on management's best estimates based on historical write-off levels. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

        Investments—Investments are classified as available-for-sale securities, reported at fair value and are included in "Other assets" in the accompanying Consolidated Balance Sheets. Unrealized gains and losses are reported, net of tax, as a component of stockholders' equity. Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine cost of securities sold. There were no investments at December 28, 2001.

        During the second quarter of 2000, Spherion made an equity investment in Worldwide Xceed Group, Inc., an internet-focused consulting group. In the fourth quarter of 2000, Spherion determined that the decline in value of this investment was other than temporary and recorded a pre-tax charge to earnings of $24.8 million ($15.4 million after-tax, or $0.22 per diluted share).

        Intangible Assets—Intangible assets consist principally of goodwill and trade names and are being amortized on a straight-line basis over periods of approximately 36 years.

        Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term using the straight-line method. Maintenance and repairs, which do not improve or extend the life of an asset, are expensed as incurred.

        Impairment of Long-Lived Assets—Spherion evaluates the recoverability of long-lived assets, including intangible assets, as well as depreciation and amortization periods, to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate. Recoverability is determined through evaluation of anticipated cash flows on an undiscounted basis. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the asset's carrying value in excess of fair value. See Note 3 for description of impairments recorded in 2001.

        Accrued Self-Insurance Losses—Spherion retains a portion of the risk under its workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Workers' compensation losses, general liability/professional liability and employment practices liability losses have been discounted at 5.0% at December 28, 2001 and 6.0% at December 29, 2000. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Spherion funds portions of its retained risks through deposits with insurance carriers and others.

        Foreign Currency Translation—Spherion's foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders' equity as part of accumulated other comprehensive loss.

        Revenue Recognition—Spherion generates revenues from sales of services by its company-owned and licensed operations and from royalties earned on sales of services by its franchise operations. Franchise royalties, which are included in revenues, were $5.6 million, $8.0 million and $8.8 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. Staffing revenues and the related labor costs and payroll taxes are recorded in the period in which services are performed. Outsourcing revenues are recognized when the service is provided. Placement revenues are recognized when services provided are substantially completed.

        Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records franchise royalties, based upon the contractual percentage of franchise sales, in the period in which the franchisee provides the service. Under the second form (termed "licensee"), revenues generated by the licensee and related direct costs are included as part of Spherion's consolidated revenues and cost of services, since Spherion owns the operations with the licensee managing the business on a commission basis. The net distribution paid to the licensee is based upon a percentage of the gross profit generated, and is captioned "licensee commissions" in the Consolidated Statements of Earnings.

        Income Taxes—Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Spherion does not provide for U.S. income taxes on the undistributed earnings of foreign operations as such earnings are considered to be invested for an indefinite period of time and such earnings will only be repatriated when tax effective to do so. At December 28, 2001 and December 29, 2000, undistributed earnings of foreign subsidiaries totaled $22.8 million and $104.7 million, respectively. It is not practicable to estimate the amount of the deferred tax liability on such earnings; however, foreign tax credits would be available to reduce U.S. income taxes in the event of distribution of earnings of foreign subsidiaries. Valuation allowances on deferred tax assets are recorded to the extent it is more likely than not that a tax benefit will not be realized.

        Earnings Per Share—Basic earnings per share is computed by dividing Spherion's earnings by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing Spherion's net earnings plus after-tax interest on the convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the "treasury stock" method and the dilutive impact of the convertible notes is determined by applying the "if converted" method.

        Derivative Financial Instruments—Spherion enters into interest rate swap agreements and foreign exchange forward contracts as part of the management of its interest rate and foreign currency exchange rate exposures; it has no derivative financial instruments at December 28, 2001 and, in the past, none were held for trading purposes and none of the instruments were leveraged. All financial instruments were put into place to hedge specific exposures. Amounts paid or received under swap agreements were recognized over the terms of the agreements as adjustments to interest expense. Amounts receivable or payable under the agreements were included in receivables or accrued expenses in the prior year Consolidated Balance Sheets. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedged specific foreign currency commitments were deferred and recorded in net earnings in the period in which the underlying transaction was recorded.

        Stock-based Compensation—Spherion accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Spherion's stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock or deferred stock units granted is recognized in the period the compensation is earned and measured using the quoted market price on the effective grant date.

        New Accounting Pronouncements and Interpretations—In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of earnings, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Spherion adopted the provisions of SFAS No. 133, as amended by SFAS No. 138, in the first quarter of 2001 and recorded a charge for the cumulative effect of a change in accounting principle of $1.1 million, net of an income tax benefit of $0.7 million.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Spherion will adopt the provisions of these statements in the first quarter of 2002. Spherion has completed its assessment of impairment of goodwill using the requirements of SFAS No. 142 and will record a pre-tax transitional impairment charge to goodwill of $692 million in the first quarter of 2002. See Note 4.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. Spherion will adopt SFAS No. 144 in the first quarter of 2002. The impact of such adoption is not anticipated to have a material effect on Spherion's financial statements.

2. ACQUISITIONS AND DISPOSITIONS

  Acquisitions

        NORRELL CORPORATION—On July 2, 1999, Spherion completed its acquisition of Norrell. Norrell provided services similar to those of Spherion, primarily in the areas of recruitment, technology and outsourcing. Norrell shareholders received either a 0.9 share of Spherion common stock or a cash payment of $18.76 per share. The holders of approximately 13% of Norrell's common stock elected to receive cash in lieu of Spherion stock and Spherion issued approximately 20.8 million shares to former Norrell shareholders and converted existing Norrell stock options into options to purchase approximately 1.6 million shares of Spherion common stock. The value of the transaction including stock issued, cash paid and debt assumed, was approximately $650.0 million. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operations of Norrell are included in the Consolidated Statements of Earnings from the date of acquisition. Norrell's tangible and intangible assets and liabilities were adjusted to their fair market values. The excess of the purchase price over the fair market value of Norrell's net tangible assets was approximately $537.0 million, which is being amortized over 40 years.

        OTHER ACQUISITIONS—During 2000 and 1999, Spherion made certain other acquisitions that were accounted for under the purchase method of accounting. Their operations are included in the Consolidated Statements of Earnings from the dates of acquisition. As a result of meeting certain earnings objectives, the former shareholders of certain acquired companies received additional consideration of $28.7 million (of which $4.3 million was paid in the issuance of interest bearing loan notes) in 2001 under the terms of the acquisition agreements. During 2001, Spherion also had other acquisitions totaling $9.8 million, primarily related to acquired licensee and franchise operations to eliminate market conflicts.

        The fair value of assets acquired and liabilities assumed (excluding cash acquired) in connection with acquisitions made in 2001, 2000 and 1999 follows (in thousands):

	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Working capital (deficiency)	$—	$(23)	$179,415
Goodwill and trade names	38,109	126,576	578,162
Other net assets	350	946	78,044
Debt assumed	—	—	(129,050)

Net assets acquired	$38,459	$127,499	$706,571

        Net assets acquired in the year ended December 28, 2001 include $4.3 million for the non-cash issuance of loan notes in conjunction with prior period acquisitions. Net assets acquired in the year ended December 29, 2000 include $26.4 million for the non-cash issuance of convertible promissory notes in conjunction with a 2000 acquisition and issuance of loan notes in conjunction with prior period acquisitions. In the year ended December 31, 1999, net assets acquired included the non-cash issuance of stock to Norrell stockholders in the amount of $437.4 million.

  Dispositions

        During 2001, Spherion completed the sale of several businesses, the most significant of which was Michael Page. Spherion completed the initial public offering of shares of Michael Page, disposing of 100% of Spherion's interest on April 2, 2001. Spherion's proceeds were approximately $710 million, net of taxes and expenses. Spherion recorded a gain on the transaction of $305.7 million ($186.3 million after-tax) of which an $11.4 million ($7.2 million after-tax) gain related to foreign currency gains on forward contracts.

        Spherion also assessed its portfolio of businesses and determined that three businesses did not provide the returns required by Spherion or were non-strategic. Consequently, Spherion sold the StratfordGroup (retained executive search), Tutor Recursos Humanos (commercial staffing in Spain) and JobOptions (internet job board) during the fourth quarter of 2001. These sales resulted in a loss of $37.1 million.

        The following table summarizes the operating results for the sold business units for the periods they were owned by Spherion (in thousands):

	Fiscal Years Ended
	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Revenues	$203,177	$685,043	$556,931
Earnings before interest and taxes	$19,541	$95,207	$75,079

The results of the sold businesses have been included in the Statements of Earnings and Cash Flows through the dates of their disposition.

3. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

        Spherion has entered into various restructuring plans during 2001, 2000 and 1999. The 2000 and 1999 plans were related to rationalizing excess capacity resulting from the Norrell acquisition. During 2001, Spherion was negatively impacted by the slowdown in the economy. Also during 2001, Spherion announced its Business Transformation Strategy which was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. All of these factors led to an assessment of the strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the "2001 Plans").

        A summary of the charges is as follows (in thousands):

	Fiscal Years Ended
	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Restructuring	$56,492	$259	$12,750
Write-down of assets (including goodwill of $26,566)	42,729	—	—
Goodwill impairment	33,703	—	—
Integration costs and other charges	7,217	—	16,792

	$140,141	$259	$29,542

2001 Plans

        Restructuring costs in 2001 include employee severance costs of $24.7 million, facility closure costs and asset write-offs of $31.9 million, professional fees related to the execution of the 2001 Plans of $2.8 million and reversal of over accruals of $3.0 million. The facility closure costs include $20.7 million in lease termination costs and $11.2 million for the write-off of leasehold improvements on closed locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets was approximately $3.0 million annually. These actions included the elimination of 1,311 positions, primarily within the Recruiting and Outsourcing segments and the closure of 290 locations.

        The write-down of assets of $42.7 million includes the write-down of businesses sold or held for sale of $37.1 million and the write-down of abandoned software of $5.6 million. The write-down of the business held for sale and businesses sold as of December 28, 2001 was for the estimated loss on disposition of the StratfordGroup, Spherion's retained executive search business, JobOptions, an internet recruiting business and the commercial staffing operations in Spain. These businesses were written-down to their estimated net realizable values. These businesses generated $23.5 million of revenues and pretax losses of $9.4 million during 2001.

        The goodwill impairment of $33.7 million relates primarily to a write-down of goodwill associated with the impairment of the human resource consulting businesses, which is included in the Outsourcing segment. Management reviewed the valuation of its human resource consulting business and determined that anticipated future cash flows from these businesses did not support the carrying value and recorded an impairment charge based on the estimated fair market value derived from valuations of publicly traded competitors.

        Other charges include the severance cost for Spherion's former chief executive officer in the amount of $6.9 million.

2000 and 1999 Plans

        Restructuring costs and charges of $12.8 million in 1999 included employee severance costs of approximately $3.7 million and facility closure costs of $7.0 million primarily relating to the elimination of redundant branch locations. The facility closure costs included approximately $5.0 million in lease termination costs and approximately $2.0 million in losses on the disposition of facility related fixed assets, primarily the write-off of leasehold improvements on closed branch locations and write-down of furniture and fixtures to their estimated fair value, determined by comparable market information. In addition, as part of the 1999 Plan, Spherion recorded a charge of approximately $2.1 million for the write-off of certain software programs that were no longer utilized as a result of the Norrell acquisition. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. During 2000, remaining accruals of approximately $3.0 million were identified relating to the 1999 Plan that were not needed, primarily the result of the buyout of existing lease obligations at better than expected rates and this $3.0 million was reversed to income. Spherion then undertook additional restructuring actions in the amount of $3.2 million. These additional actions included the elimination of 71 positions, with most of these positions being administrative personnel within the Technology segment, and the closure of an additional 14 locations.

        Nonrecurring integration costs of approximately $16.8 million in 1999 included approximately $7.6 million in costs relating to employees whose positions were eliminated and were involved solely in exit functions and systems integrations, approximately $5.0 million in consulting costs primarily related to systems integrations, approximately $2.6 million for a one-time acquisition completion incentive bonus, approximately $0.7 million in relocation of employees and approximately $0.9 million in other related integration costs. Substantially all these costs were paid by December 31, 1999, and the remaining amounts were paid by December 29, 2000.

        An analysis of the restructuring plans, excluding the write-down of businesses that were held for sale and obsolete software, goodwill impairment and other charges including severance cost of Spherion's former chief executive officer, along with amounts remaining to be distributed under restructuring plans initiated in 1999, 2000 and 2001 are as follows (dollar amounts in thousands):

	Facility Closures	Number of locations	Severance	Number of personnel	Asset write-offs	Total
1999 Plan charges	$6,992	43	$3,650	160	$2,108	$12,750
Utilized during fiscal 1999	(1,340)	(22)	(1,465)	(48)	(2,108)	(4,913)

Balance at Dec. 31, 1999	5,652	21	2,185	112	—	7,837

2000 Plan charges	845	14	2,399	71	—	3,244
Utilized during fiscal 2000	(2,898)	(35)	(2,540)	(102)	—	(5,438)
Reversal of over accrual	(2,007)	—	(978)	(74)	—	(2,985)

Balance at Dec. 29, 2000	1,592	—	1,066	7	—	2,658

2001 Plan charges	23,541	290	24,692	1,311	11,215	59,448
Utilized during fiscal 2001	(6,508)	(222)	(16,030)	(1,096)	(2,795)	(25,333)
Reversal of over accrual	(821)	(11)	(1,864)	(96)	(271)	(2,956)

Balance at Dec. 28, 2001	$17,804	57	$7,864	126	$8,149	$33,817

        The remaining accruals, which are included in accrued restructuring in the accompanying Consolidated Balance Sheets, relate to lease payments on closed locations that will be paid out through 2006 and severance costs which will be paid out during 2002.

4. INTANGIBLE ASSETS

        A summary of intangible assets follows (in thousands):

	Remaining Weighted Average Life (in years)	Dec. 28, 2001	Remaining Weighted Average Life (in years)	Dec. 29, 2000
Goodwill	36	$1,137,481	38	$1,455,712
Trade names	3	1,179	40	199,086
Other	—	—	5	330

	36	1,138,660	38	1,655,128
Less: accumulated amortization		(124,436)		(139,763)

		$1,014,224		$1,515,365

        Amortization of goodwill for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 amounted to $33.8 million, $38.1 million and $28.6 million, respectively. Amortization of trade names and other intangibles for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 amounted to $1.4 million, $5.3 million and $5.6 million, respectively.

        The sale of Michael Page, the StratfordGroup, Tutor Recursos Humanos and JobOptions during 2001 resulted in a decrease to goodwill of $260.8 million and trade names of $169.7 million, net of accumulated amortization.

5. PROPERTY AND EQUIPMENT

        A summary of property and equipment follows (in thousands):

	Life (in years)	Dec. 28, 2001	Dec. 29, 2000
Land	—	$4,167	$4,167
Buildings	10-40	21,330	15,686
Equipment	3-8	157,769	206,216
Software, primarily third party purchased software	3-5	27,948	18,205
Leasehold improvements and other	3-5	11,405	22,376

		222,619	266,650
Less accumulated depreciation and amortization		(120,932)	(117,557)

		$101,687	$149,093

        Depreciation and amortization of property and equipment for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 amounted to $32.5 million, $37.5 million, and $31.0 million, respectively.

        The sale of Michael Page resulted in a decrease to property and equipment of $38.4 million, net of accumulated depreciation. All other dispositions did not materially affect the property and equipment balance.

6. LONG-TERM DEBT

        A summary of long-term debt follows (in thousands):

	Dec. 28, 2001	Dec. 29, 2000
U.S. dollar convertible subordinated notes, due 2005	$206,997	$206,997
U.S. dollar convertible promissory notes, due 2005	8,000	8,000
Revolving Loan Facility due 2004:
British pound sterling denominated borrowings	—	212,006
U.S. dollar denominated borrowings	—	30,000
U.S. dollar loan facility, secured by accounts receivable, due 2001	—	214,432
Australian dollar term loan, due 2006	—	37,364
Other foreign debt	1,384	42,359
Loan notes denominated in British pound sterling, due 2002	10,235	24,952
Other domestic debt	—	4

	226,616	776,114
Less current maturities of long-term debt	(10,865)	(286,203)
Less U.S. dollar convertible subordinated notes, due 2005	(206,997)	(206,997)

	$8,754	$282,914

        In connection with the sale of Michael Page, Spherion repaid amounts outstanding under the Revolving Loan Facility, the U.S. Dollar Loan Facility secured by accounts receivable and the Australian Dollar Term Loan as discussed below.

        The U.S. dollar convertible subordinated notes (the "Notes") were issued in May 1998 and are convertible into common stock at any time prior to maturity at a conversion rate of 26.8052 shares per each $1,000 principal amount, equivalent to a conversion price of approximately $37.31 per share. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year at a rate of 4 1/2%. The Notes are redeemable, in whole or in part, at the option of Spherion at any time on or after June 1, 2001 at the redemption prices (together with accrued interest to the redemption date) set forth below. Such redemption prices (expressed as a percentage of principal amount) are as follows for the 12-month period beginning on June 1 of the following years:

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

        Spherion has a multi-currency syndicated credit agreement ("Revolving Loan Facility") with a total capacity of $400 million of which $75 million terminates in 2002 and $325 million terminates in 2004. All borrowings under the Revolving Loan Facility were repaid in April 2001 with the proceeds from the sale of Michael Page. This agreement provides a multi-currency revolving loan facility. Borrowings under this facility are unsecured and interest rates on amounts outstanding under the revolving loan and loan notes are based on LIBOR plus a variable margin. The Revolving Loan Facility contains customary covenants, which include restrictions on the payment of cash dividends, as well as the maintenance of certain financial tests including minimum net worth and EBITDA (earnings before interest, income taxes, depreciation and amortization adjusted to reflect operating earnings), debt and interest coverage, as well as restrictions on the incurrence of liens and additional indebtedness. The average interest rates on outstanding borrowings under the Revolving Loan Facility, including the effects of interest rate swaps in 2000, for the years ended December 28, 2001 and December 29, 2000 were 6.7% and 7.9%, respectively.

        In July 1999, Spherion added a $250.0 million facility ("U.S. dollar loan facility") secured by Spherion's accounts receivable. Borrowings under the U.S. Dollar loan facility were repaid in April 2001 with the proceeds from the sale of Michael Page, and the facility was terminated in May 2001. Interest on this facility was based on commercial paper market rates plus a margin, and the total rate on average was 6.6% and 6.8% for the years ended December 28, 2001 and December 29, 2000, respectively.

        In 1999, Spherion issued $53.0 million of Australian Dollar Term Loan. Borrowings outstanding under the Australian Dollar Term Loan were repaid in April 2001 with the proceeds from the sale of Michael Page. The Australian Dollar Term Loan was unsecured and interest was based on Australian bank bills plus a variable margin and the total rate on average was 7.4% and 8.3% for the period outstanding during the years ended December 28, 2001 and December 29, 2000, respectively.

        As of December 28, 2001, Spherion had the ability to borrow approximately $23 million under the Revolving Loan Facility. Maturities of debt outstanding at December 28, 2001 are $10.9 million, $0.5 million, $0.2 million, and $215.0 million in 2002, 2003, 2004 and 2005, respectively.

7. INCOME TAXES

        Income from continuing operations before income taxes in the United States and outside the United States, along with components of the income tax provision (benefit), are as follows (in thousands):

	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Income from continuing operations before income taxes:
United States	$180,312	$44,513	$58,490
Foreign	14,761	81,798	65,392

	$195,073	$126,311	$123,882

Current tax expense:
Federal	$66,517	$3,479	$14,646
State and local	12,140	2,297	2,776
Foreign	10,955	32,989	27,453

	89,612	38,765	44,875

Deferred tax (benefit) expense:
Federal	(2,410)	9,091	4,308
State and local	(202)	761	1,188
Foreign	(2)	3,168	2,678

	(2,614)	13,020	8,174

Total provision for income taxes	$86,998	$51,785	$53,049

        The following table reconciles the U.S. Federal income tax rate to Spherion's effective tax rate:

	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Statutory Rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of Federal benefit	4.3	1.6	2.1
Nondeductible amortization of intangibles	5.3	9.6	7.8
Wages to work credits	(1.7)	(3.9)	(2.3)
Foreign tax credits	(26.9)	—	—
Gain on sale of Michael Page	28.5	—	—
Other, net	0.1	(1.3)	0.2

Effective tax rate	44.6%	41.0%	42.8%

        Significant components of Spherion's deferred tax assets and liabilities are as follows (in thousands):

	Dec. 28, 2001	Dec. 29, 2000
Current deferred tax assets (liabilities):
Self-insurance and accrued compensation	$13,852	$13,683
Sale of Interim HealthCare business	1,967	2,010
Accrued expenses, including acquisition and restructure costs	19,420	10,965
Receivables allowances	3,351	5,795
Foreign and other	—	(2,507)

	38,590	29,946

Noncurrent deferred tax assets (liabilities):
Deferred compensation	16,861	16,440
Self-insurance	18,236	18,913
Fixed assets	(5,447)	(2,000)
Intangible assets	24,317	14,985
Investment in equity securities	—	9,136
Foreign tax credits	—	18,600
Foreign and other	391	2,266

	54,358	78,340
Valuation allowance	—	(18,600)

	54,358	59,740

Net deferred tax assets	$92,948	$89,686

        As of December 31, 2000 Spherion had foreign tax credits in the amount of $18.6 million for which a full valuation allowance was recorded. During 2001 Spherion expects to utilize its foreign tax credits as a result of the disposition of Michael Page. Accordingly, the valuation allowance of $18.6 million was reversed in 2001.

        Unremitted earnings of foreign subsidiaries are considered to be permanently invested and, accordingly, United States income taxes have not been provided on these earnings. If such earnings were remitted, foreign tax credits would substantially offset any resulting United States income tax. At December 28, 2001, the estimated amount of unremitted earnings of foreign subsidiaries totaled $22.8 million.

8. EMPLOYEE BENEFIT PLANS

        Spherion has a voluntary defined contribution 401(k) benefit plan covering substantially all eligible U.S. employees. This plan has a basic match, which is based on employee contributions, and a discretionary match based on employee contributions and, in the U.S., the attainment of certain financial objectives. Contributions, net of forfeitures, by Spherion under the plan amounted to $1.3 million, $1.5 million and $3.7 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. Spherion's subsidiary, Michael Page, which was sold on April 2, 2001, operated a defined contribution plan covering substantially all eligible employees. Contributions by Spherion under this plan amounted to $1.7 million, $4.7 million and $3.6 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively, net of forfeitures.

        Spherion also has a non-qualified deferred compensation plan for highly compensated employees who are not eligible to participate in Spherion's 401(k) benefit plan. The plan allows eligible employees to defer receipt of a portion of their compensation. Employee deferrals earn a return based on each employee's elected hypothetical plan investments including amounts represented by deferred stock units of Spherion's common stock. Spherion matches and accrues certain amounts deferred pursuant to this plan based upon the same criteria as the 401(k) plan. All Spherion matches are represented by deferred stock units of Spherion's common stock. The plan is not funded but Spherion has investments in company owned life insurance policies classified as Other Assets in the accompanying Consolidated Balance Sheets in the amount of $18.0 million and $15.2 million at December 28, 2001 and December 29, 2000, respectively, and the earnings from these investments partially offset Spherion's cost of providing the benefit. The deferred compensation, along with company matching amounts and accumulated investment earnings, is accrued. Such accrual amounted to $31.4 million and $29.4 million at December 28, 2001 and December 29, 2000, respectively, the long-term portion of which was included in deferred compensation and the short-term portion in accrued self-insurance and other current liabilities in the Consolidated Balance Sheets. The deferred compensation and company matching of amounts represented by deferred stock units of Spherion are included in additional paid-in capital in the Consolidated Balance Sheets.

        Spherion has adopted an Employee Stock Purchase Plan that provides substantially all eligible employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The aggregate amount an employee may purchase each calendar year is limited to a maximum of 15% of an employee's compensation or $25,000. There were 355,772 and 296,794 shares issued in 2001 and 2000, respectively, under this plan. In 2000, an additional 1,000,000 shares were authorized for issuance to and purchase by eligible employees. A total of 594,866 shares are available as of December 28, 2001 for purchase under the plan, which expires on July 1, 2005.

9. STOCK-BASED COMPENSATION PLANS

        Spherion has one primary stock option plan, the 2000 Stock Incentive Plan. Under the plan, options may be granted to outside directors and employees of Spherion and its subsidiaries to purchase Spherion's common stock for periods not to exceed ten years at a price that is not less than 100% of fair market value on the date of grant. At December 28, 2001 and December 29, 2000, Spherion had 1,270,540 and 691,000 shares, respectively, reserved for future grants under the plan.

        Changes under these stock option plans for 2001, 2000 and 1999 were as follows:

	Dec. 28, 2001		Dec. 29, 2000		Dec. 31, 1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,713,745	$18.54	8,264,123	$20.35	4,140,866	$20.24
Granted	2,240,617	7.32	2,560,486	12.68	4,135,119	20.71
Converted from Norrell options	—	—	—	—	1,612,446	20.13
Exercised	(29,241)	6.91	(391,786)	13.18	(401,965)	14.77
Forfeited	(3,252,612)	18.86	(719,078)	21.43	(1,222,343)	22.78

Outstanding at end of year	8,672,509	$15.56	9,713,745	$18.54	8,264,123	$20.35

Options exercisable at end of year	4,655,695	$18.74	4,179,135	$19.78	2,677,204	$17.92

        The following table summarizes information about fixed stock options outstanding at December 28, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at Dec. 28, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 28, 2001	Weighted Average Exercise Price
$ 0.00-$ 9.99	2,128,035	9.16	$7.25	173,212	$7.03
$10.00-$14.99	2,284,552	7.22	11.58	1,224,689	11.75
$15.00-$19.99	1,481,268	6.25	19.07	1,184,611	19.04
$20.00-$24.99	1,828,296	7.35	21.33	1,252,938	21.25
$25.00-$29.99	905,110	5.49	26.98	774,997	27.12
$30.00-$35.56	45,248	6.06	31.50	45,248	31.50

	8,672,509	7.37	$15.56	4,655,695	$18.74

        In December 2001, Spherion commenced a tender offer for certain stock options held by its U.S. resident employees. The offer granted holders of options with exercise prices of $18.00 or more the ability to tender 2 1/2 stock options with exercise prices of $18.00 or more for one new option to be granted on August 9, 2002 at a price equal to the fair market value on the date of the grant. Under this offer, 2,224,388 options were forfeited and tendered in January 2002 for which Spherion will issue new options in August 2002 to purchase 889,737 shares.

        Spherion accounts for stock-based compensation using the intrinsic value method of accounting as prescribed by APB Opinion No. 25. Using this method, no compensation expense has been recorded for its stock option plans. The following table summarizes the impact on net earnings and earnings per share had

Spherion adopted the fair value based method prescribed by SFAS 123, "Accounting for Stock-Based Compensation" (in thousands, except per share amounts) for the fiscal years ended:

	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Net earnings:
As reported	$106,961	$74,526	$70,833
Pro forma	102,275	67,027	63,398
Net earnings per share:
Basic:
As reported	1.80	1.17	1.29
Pro forma	1.72	1.05	1.15
Diluted:
As reported	1.72	1.16	1.27
Pro forma	1.65	1.05	1.14

        The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Expected life (in years)	3	3	2
Interest rate	4.46%	5.97%	5.34%
Volatility	49.00%	47.00%	39.00%
Weighed average per share fair value	$2.70	$4.61	$5.30

        During 2001 and 2000, Spherion granted approximately 637,000 and 284,000, respectively, deferred stock units of Spherion's common stock with prices ranging from $6.98 to $8.95 and $11.31 to $18.69, respectively. The deferred stock units vest between one and seven years or a shorter period based upon certain performance criteria. The value of these deferred stock units is being amortized ratably over the vesting period.

10. STOCKHOLDER RIGHTS PLAN

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

11. FINANCIAL INSTRUMENTS AND FAIR VALUES

        Spherion has utilized interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable-rate debt. Spherion had a variable-to-variable interest rate swap agreement outstanding, which effectively converted interest from a British LIBOR basis to a broader index and capped Spherion's exposure to upward movement in rates at 8.5%. This agreement was terminated during the first quarter of 2001 at a cost of $1.3 million in anticipation of repaying substantially all variable-rate debt during the second quarter of 2001 with the proceeds from the sale of Michael Page. There were no such agreements outstanding as of December 28, 2001. Spherion received an average variable rate of 5.9% and paid an average variable rate of 6.7% during the period the swap was outstanding during the year ended December 28, 2001. The notional amount outstanding at December 29, 2000 was $112.0 million. Spherion received an average variable rate of 6.2% and paid an average variable rate of 6.7% during the twelve months ended December 29, 2000.

        At December 28, 2001, Spherion had no outstanding foreign currency contracts. At December 29, 2000, Spherion had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $82.6 million for the purpose of hedging intercompany amounts outstanding with its Australian subsidiaries.

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

        The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The costs to terminate the outstanding interest rate swap and the book value as of December 29, 2000 were approximately $1.8 million and a $0.2 million payable, respectively. Termination of the foreign currency forward contracts as of December 29, 2000 would have resulted in a gain of $11.4 million. In estimating the fair value of its derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. The cost to terminate Spherion's fixed-rate convertible subordinated notes as of December 28, 2001 and December 29, 2000 was $162.5 million and $140.6 million, respectively, with a $207.0 million carrying value. The fair value of Spherion's fixed-rate debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

12. COMMITMENTS AND CONTINGENCIES

        Substantially all of Spherion's field operations are conducted in leased premises. Spherion also leases computer equipment. Total lease expense for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 was $44.7 million, $51.6 million and $37.6 million, respectively. Future minimum lease payments under non-cancelable leases as of December 28, 2001 are $42.4 million, $34.4 million, $25.8 million, $16.9 million and $9.7 million in 2002, 2003, 2004, 2005 and 2006, respectively. Future minimum lease payments of $15.6 million and $1.6 million as of December 28, 2001 and December 29, 2000, respectively, which are related to facility closures under Spherion's Business Transformation Strategy, have been accrued and are included as part of Accrued Restructuring in the Consolidated Balance Sheets.

        Spherion had outstanding irrevocable letters of credit of approximately $71.4 million (same as fair value) and surety bonds outstanding of approximately $23.9 million the majority of which matures in May 2002. These instruments primarily collateralize Spherion's recorded obligations under certain workers' compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. The agreement between Spherion and the carrier provides that additional collateral may be required in the event that Spherion's senior debt rating falls below investment grade. This collateral may be in any form acceptable to the carriers and could include additional letters of credit or cash.

        Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion's management does not expect that the outcome of any of these lawsuits, individually or collectively, will have a material adverse effect on Spherion's financial condition, results of operations or cash flows.

        On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with Spherion's contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleges the following causes of action: breach of contract, fraud, negligence and misrepresentation. Spherion denies the allegations of CFC's complaint and intends to vigorously defend against the claims. On April 2, 2001, Spherion filed a lawsuit against CFC in U.S. District Court, Northern

District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. Management believes there is no basis for the amount of damages which is sought in the plaintiff's case. Management further believes that Spherion's insurance will provide adequate coverage of this claim and therefore it is not expected to have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

        Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. (collectively, the "Interim HealthCare Plaintiffs") have an action pending against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to Spherion's divestiture of Interim HealthCare (the "Healthcare Divestiture") and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against Spherion in an action alleging multiple breach of contract claims arising out of the Healthcare Divestiture. An order has been entered allowing the same judge to preside over both actions. Management believes the resolution of this matter will not have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

13. SEGMENT INFORMATION

        Effective in the fourth quarter of 2001, as a result of its Business Transformation Strategy, Spherion changed its basis of segmentation to the following: Recruitment, Technology and Outsourcing. Management believes that the new reportable segments better reflect the management and fiscal responsibilities within Spherion as a result of the 2001 implementation of its business transformation strategy. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as income before unallocated central costs, amortization expense, net interest expense, income taxes and special charges (restructuring, asset impairments and other charges, gain on sale of Michael Page, gain on sale of marketable securities, write-down of investment and Year 2000 costs). All material intercompany revenues and expenses have been eliminated. All previous year amounts have been restated for comparative purposes.

        Information on operating segments and a reconciliation to earnings before income taxes and cumulative effect of change in accounting principle for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	Dec. 28, 2001	Dec. 29, 2000	Dec. 31, 1999
Revenues:
Recruitment—Excluding Michael Page	$1,679,365	$2,116,132	$1,825,144
Technology	482,560	610,389	605,130
Outsourcing	371,570	368,303	207,055

Total Excluding Michael Page	2,533,495	3,094,824	2,637,329
Recruitment—Michael Page	179,642	645,999	530,642

	$2,713,137	$3,740,823	$3,167,971

Gross Profit:
Recruitment—Excluding Michael Page	$422,089	$561,869	$470,336
Technology	145,789	198,555	213,973
Outsourcing	99,260	88,425	56,421

Total Excluding Michael Page	667,138	848,849	740,730
Recruitment—Michael Page	107,252	392,824	298,060

	$774,390	$1,241,673	$1,038,790

Segment Operating Profit:
Recruitment—Excluding Michael Page	$25,479	$86,282	$73,137
Technology	19,230	42,637	72,254
Outsourcing	27,231	25,675	15,415

Total Excluding Michael Page	71,940	154,594	160,806
Recruitment—Michael Page	31,733	110,873	88,569

	103,673	265,467	249,375
Unallocated central costs	(26,587)	(20,333)	(21,063)
Amortization expense	(35,207)	(43,374)	(34,164)
Interest expense	(24,399)	(52,947)	(39,294)
Interest income	9,595	2,523	2,990
Restructuring, asset impairments and other charges	(140,141)	(259)	(29,542)
Gain on sale of Michael Page	305,704	—	—
Gain on sale of marketable securities	2,435	—	—
Write-down of investment	—	(24,766)	—
Year 2000 costs	—	—	(4,420)

Earnings before income taxes and cumulative change in accounting principle	$195,073	$126,311	$123,882

Depreciation Expense:
Recruitment—Excluding Michael Page	$15,479	$15,500	$13,264
Technology	5,883	6,729	7,285
Outsourcing	8,628	6,965	3,247

Total Excluding Michael Page	29,990	29,194	23,796
Recruitment—Michael Page	2,487	8,314	7,191

	$32,477	$37,508	$30,987

Total Assets:
Recruitment—Excluding Michael Page	$887,966	$775,601	$845,059
Technology	315,758	350,848	272,881
Outsourcing	246,600	300,610	238,149
Corporate	418,021	422,852	458,168

Total Excluding Michael Page	1,868,345	1,849,911	1,814,257
Recruitment—Michael Page	—	633,309	624,644

	$1,868,345	$2,483,220	$2,438,901

Services Information:
Revenues:
Staffing	$1,987,793	$2,534,194	$2,276,930
Outsourcing	458,161	425,554	267,025
Permanent Placement	87,541	135,076	93,374

Total Excluding Michael Page	2,533,495	3,094,824	2,637,329
Michael Page	179,642	645,999	530,642

	$2,713,137	$3,740,823	$3,167,971

Geographic Information:
Revenues:
North America	$2,228,877	$2,732,535	$2,274,293
Europe	344,922	776,231	642,828
Australia/Asia	139,338	232,057	250,850

	$2,713,137	$3,740,823	$3,167,971

Property and Equipment, Net:
North America	$90,717	$99,107	$92,337
Europe	6,179	41,711	35,580
Australia/Asia	4,791	8,275	8,059

	$101,687	$149,093	$135,976

        Spherion has no single customer representing greater than 10% of revenues. Revenues in the U.K. were $273.1 million, $487.0 million and $401.3 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. Property and equipment, net in the U.K. were $3.5 million, $18.7 million and $19.4 million at December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

14. QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except share data)

        The following is a tabulation of the quarterly results of operations and other data for the fiscal years ended December 28, 2001 and December 29, 2000.

	Quarter Ended
	Dec. 28, 2001	Sept. 28, 2001	June 29, 2001	March 30, 2001	Dec. 29, 2000	Sept. 29, 2000	June 30, 2000	March 31, 2000
Revenues	$590,654	$621,747	$646,092	$854,644	$898,795	$936,744	$947,022	$958,262
Gross profit	149,283	162,375	173,160	289,572	294,485	309,537	323,255	314,396
Earnings (loss) before cumulative effect of change in accounting principle	(5,419)	(46,870)	183,152	(22,788)	(2,259)	24,373	27,704	24,708
Net earnings (loss)	(5,419)	(46,870)	183,152	(23,902)	(2,259)	24,373	27,704	24,708
Basic earnings (loss) per share before cumulative effect of change in accounting principle	(0.09)	(0.79)	3.10	(0.38)	(0.04)	0.38	0.43	0.38
Basic earnings (loss) per share	(0.09)	(0.79)	3.10	(0.39)	(0.04)	0.38	0.43	0.38
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	(0.09)	(0.79)	2.83	(0.38)	(0.04)	0.37	0.42	0.37
Diluted earnings (loss) per share	(0.09)	(0.79)	2.83	(0.39)	(0.04)	0.37	0.42	0.37
Share price:
High	10.81	9.85	9.10	12.52	13.25	20.19	22.75	28.38
Low	6.10	5.83	6.35	6.75	9.69	10.88	15.50	16.50

        The fourth and second quarters of 2001 include an after-tax gain on the sale of Michael Page of $0.3 million and $178.8 million, respectively. The gain in the fourth quarter was less than one cent per basic and diluted share and in the second quarter was $3.03 per basic share and $2.74 per diluted share. The first quarter of 2001 includes an after-tax gain on the sale of Michael Page related to foreign currency gains on forward contracts of $7.2 million or $0.12 per basic and diluted share.

        The fourth, third and first quarters of 2001 include after-tax charges for restructuring, asset impairments and other charges in the amount of $3.5 million, $50.0 million and $40.3 million, respectively, or $0.06, $0.84, and $0.67 per basic and diluted share.

        The fourth quarter of 2000 includes the write-down of the investment in Worldwide Xceed Group, Inc., which resulted in an after-tax charge of $15.4 million or $0.24 per basic and diluted share.

15. EARNINGS PER SHARE

        The following table reconciles the numerator (earnings) and denominator (shares) of the basic and diluted earnings per share computations for earnings before cumulative effect of change in accounting principle:

	Fiscal Years Ended (amounts in thousands, except per share amounts)
	Dec. 28, 2001			Dec. 29, 2000			Dec. 31, 1999
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS	$108,075	59,502	$1.82	$74,526	63,728	$1.17	$70,833	54,949	$1.29

Effect of Dilutive Securities:
Stock options and other dilutive securities	—	483		—	396		—	339
Convertible subordinated notes	6,282	5,949		6,126	5,633		6,167	5,549

Diluted EPS	$114,357	65,934	$1.73	$80,652	69,757	$1.16	$77,000	60,837	$1.27

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in the registrant's principal accountants during the two most recent fiscal years or any subsequent interim period.

PART III

Items 10, 11, 12 and 13.

        Certain information regarding executive officers of the Registrant is contained in Part I. The remaining information required by Item 10 and the information required by Items 11, 12 and 13 of this Part III is omitted because, no later than 120 days from December 28, 2001, Spherion will file and distribute its definitive proxy statement for its 2002 annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

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

(2)
FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts

        Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

(3)
EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of the registrant, as last amended on July 7, 2000, filed as Exhibit 3.1 to the registrant's Report on Form 8-K filed July 7, 2000, is incorporated herein by reference.
3.2	By-Laws of registrant, amended and restated as of April 9, 2001, filed as Exhibit 3.2 to registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
4.1	Form of Stock Certificate, filed as Exhibit 4.1 to registrant's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
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
4.7
Sections Four through Twelve and Thirty-five through Forty-one of the Bylaws of the registrant, amended and restated as of April 9, 2001, filed as Exhibit 4.7 to registrant's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
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
4.11
Amendment No. 4, dated as of November 21, 2000, to Rights Agreement dated March 17, 1994, between the registrant, ChaseMellon Shareholder Services LLC and the Bank of New York, filed as Exhibit 4.11 to registrant's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
4.12
Amendment No. 5, dated as of March 23, 2001, to Rights Agreement dated March 17, 1994, by and between the registrant and the Bank of New York, filed as Exhibit 4.12 to registrant's Form 10-Q for the quarter ended March 30, 2001, is incorporated herein by reference.
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
10.4
Severance Agreement dated as of April 23, 2001, by and between the registrant and Raymond Marcy, filed as Exhibit 10.4 to registrant's Form 10-Q for the quarter ended March 30, 2001, is incorporated herein by reference.

Exhibit Number	Exhibit Name

10.5	Second Amended and Restated Credit Agreement, dated April 2, 2001, by and among the registrant, the Borrowing Subsidiaries and Bank of America, N.A. as Administrative Agent, Fleet National Bank, as Documentation Agent, Citibank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Bank Manager, and the Bank Parties thereto, filed as Exhibit 10.5 to registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.6
Amendment Agreement No. 1 dated June 22, 2001 to the Second Amended and Restated Credit Agreement dated April 2, 2001, by and among the registrant, the Borrowing Subsidiaries, Bank of America, N.A., as Administrative Agent, Fleet National Bank, as Documentation Agent, Citibank, N.A., as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Bank Manager and the Banks Parties thereto, filed as Exhibit 10.6 to registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
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
10.19
Spherion Corporation Outside Directors' Compensation Plan, effective May 22, 2001, filed as Exhibit 10.10 to the registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.20	Spherion Corporation Stock Purchase Assistance Plan, filed as Exhibit 10.20 to the registrant's Form 10-Q for the quarter ended September 29, 2000, is incorporated herein by reference.
10.22	Spherion Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.22 to registrant's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.39
Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, filed as Exhibit 10.39 to the registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.44
First Amendment dated March 5, 1999, to the Interim Services Inc. Deferred Compensation Plan, filed as Exhibit 10.44 to registrant's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.45
Second Amendment dated June 14, 1999, to the Interim Services Inc. Deferred Compensation Plan, filed as Exhibit 10.45 to registrant's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.

Exhibit Number	Exhibit Name

10.46	Third Amendment dated August 1, 2000, to the Interim Services Inc. Deferred Compensation Plan, filed as Exhibit 10.46 to registrant's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.51
Employment Agreement dated April 9, 2001, by and between the registrant and Cinda A. Hallman, filed as Exhibit 10.51 to registrant's Form 10-Q for the quarter ended March 30, 2001, is incorporated herein by reference.
10.52
Fourth Amendment to the Interim Services Inc. Deferred Compensation Plan dated July 7, 2000, filed as Exhibit 10.52 to the registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.53
Fifth Amendment to the Spherion Corporation Deferred Compensation Plan dated January 1, 2001, filed as Exhibit 10.53 to the registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.55
Form of Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.55 to the registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.56
Form of Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.56 to the registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.57	Form of Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.57 hereto.
10.58	Form of Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.58 hereto.
10.59
Spherion Corporation Deferred Stock Plan (as amended through April 10, 2001) filed as Exhibit 10.59 to the registrant's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
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

SPHERION CORPORATION
March 27, 2002	By	/s/ CINDA A. HALLMAN Cinda A. Hallman President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Director
/s/ WILLIAM F. EVANS William F. Evans	Director
/s/ JEROME B. GROSSMAN Jerome B. Grossman	Director
/s/ CINDA A. HALLMAN Cinda A. Hallman	Director
/s/ J. IAN MORRISION J. Ian Morrision	Director
/s/ A. MICHAEL VICTORY A. Michael Victory	Director
(Signed as to each on March 27, 2002)

/s/ CINDA A. HALLMAN Cinda A. Hallman	President and Chief Executive Officer (principal executive officer)
/s/ ROY G. KRAUSE Roy G. Krause	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ MARK W. SMITH Mark W. Smith	Vice President Business Services (principal accounting officer)

(Signed as to each on March 27, 2002)

SPHERION CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal Year Ended December 31, 1999
Allowance for doubtful accounts	$(8,937)	$(6,685)	$(5,944)	$4,610	$(16,956)

Accumulated Amortization:
Goodwill	$(57,261)	$(28,605)	$443	$—	$(85,423)
Trade names	(9,521)	(5,422)	320	21	(14,602)
Other	(552)	(137)	—	225	(464)

	$(67,334)	$(34,164)	$763	$246	$(100,489)

Fiscal Year Ended December 29, 2000
Allowance for doubtful accounts	$(16,956)	$(9,907)	$(2,429)	$7,649	$(21,643)

Accumulated Amortization:
Goodwill	$(85,423)	$(38,100)	$2,565	$—	$(120,958)
Trade names	(14,602)	(5,100)	1,208	19	(18,475)
Other	(464)	(174)	—	308	(330)

	$(100,489)	$(43,374)	$3,773	$327	$(139,763)

Fiscal Year Ended December 28, 2001
Allowance for doubtful accounts	$(21,643)	$(8,654)	$—	$20,036	$(10,261)

Accumulated Amortization:
Goodwill	$(120,958)	$(33,836)	$1,937	$28,667	$(124,190)
Trade names	(18,475)	(1,371)	979	18,621	(246)
Other	(330)	—	—	330	—

	$(139,763)	$(35,207)	$2,916	$47,618	$(124,436)

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
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (amounts in thousands, except per share amounts)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For Fiscal Years Ended December 28, 2001, December 29, 2000 and December 31, 1999 (amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Items 10, 11, 12 and 13.
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SPHERION CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (amounts in thousands)