Form 10-Q
period 2002-03-29
SPHERION CORP
filed 2002-05-13
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2002

Commission file number: 1-11997

SPHERION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3536544 (IRS Employer Identification No.)
2050 Spectrum Boulevard, Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip code)
(954) 938-7600 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
COMMON STOCK—$.01 PAR VALUE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of Registrant's Common Stock, par value $.01 per share ('Common Stock'), outstanding on April 30, 2002 was 58,829,236.

Part I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	March 29, 2002	March 30, 2001
Revenues	$539,253	$854,644
Cost of services	409,084	565,072

Gross profit	130,169	289,572

Selling, general and administrative expenses	123,149	233,604
Licensee commissions	11,180	14,077
Amortization of intangibles	61	11,306
Interest expense	3,128	13,780
Interest income	(1,411)	(685)
Restructuring, asset impairments and other charges	—	63,648
Unrealized gains on foreign currency transactions related to Michael Page	—	(11,353)

	136,107	324,377

Loss before income taxes and cumulative effect of changes in accounting principles	(5,938)	(34,805)
Income tax benefit	(2,226)	(12,017)

Loss before cumulative effect of changes in accounting principles	(3,712)	(22,788)
Cumulative effect of changes in accounting principles, net of income tax benefits of $76,012 and $681, respectively	(615,563)	(1,114)

Net loss	$(619,275)	$(23,902)

Loss per share—Basic:
Loss before cumulative effect of changes in accounting principles	$(0.06)	$(0.38)
Cumulative effect of changes in accounting principles	(10.39)	(0.02)

	$(10.46)	$(0.39)

Loss per share—Diluted:
Loss before cumulative effect of changes in accounting principles	$(0.06)	$(0.38)
Cumulative effect of changes in accounting principles	(10.39)	(0.02)

	$(10.46)	$(0.39)

Shares used in computation of loss per share:
Basic	59,226	60,607
Diluted	59,226	60,607

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	March 29, 2002	December 28, 2001
Assets
Current Assets:
Cash and cash equivalents	$277,076	$260,259
Receivables, less allowance for doubtful accounts of $8,204 and $10,261	316,022	347,034
Deferred tax asset	32,792	38,590
Other current assets	34,879	31,251

Total current assets	660,769	677,134
Goodwill and other intangible assets, net	324,369	1,014,224
Property and equipment, net	99,325	101,687
Deferred tax asset	128,631	54,358
Other assets	30,147	28,896

	$1,243,241	$1,876,299

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$10,826	$10,865
Accrued restructuring	26,390	33,817
Accounts payable and other accrued expenses	100,176	101,893
Accrued salaries, wages and payroll taxes	79,663	81,496
Accrued insurance and other current liabilities	35,027	38,932

Total current liabilities	252,082	267,003
Long-term debt, net of current portion	8,690	8,754
Convertible subordinated notes	206,997	206,997
Accrued insurance	48,255	48,399
Deferred compensation	23,682	25,368
Other long-term liabilities	25,775	24,800

Total liabilities	565,481	581,321

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 6,733,741 and 6,965,718 shares, respectively	(73,532)	(77,444)
Additional paid-in capital	864,074	866,386
Accumulated (deficit) retained earnings	(104,690)	514,585
Accumulated other comprehensive loss	(8,745)	(9,202)

Total stockholders' equity	677,760	1,294,978

	$1,243,241	$1,876,299

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Three Months Ended
	March 29, 2002	March 30, 2001
Cash Flows from Operating Activities:
Loss before cumulative effect of changes in accounting principles	$(3,712)	$(22,788)
Adjustments to reconcile loss before cumulative effect of changes in accounting principles to net cash provided by operating activities:
Depreciation and amortization	7,154	21,395
Deferred income tax expense (benefit)	6,716	(23,139)
Restructuring, asset impairments and other charges	—	63,648
Unrealized gains on foreign currency transactions related to Michael Page	—	(11,353)
Other non-cash charges	371	4,407
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	31,393	41,880
Other assets	(3,406)	(3,739)
Accounts payable, income taxes payable, accrued liabilities and other liabilities	5	(48,241)
Accrued restructuring	(4,258)	(4,481)

Net Cash Provided by Operating Activities	34,263	17,589

Cash Flows from Investing Activities:
Acquisitions and earnout payments, net of cash acquired	(1,731)	(10,220)
Capital expenditures, net	(11,558)	(12,211)
Other	304	(4,827)

Net Cash Used in Investing Activities	(12,985)	(27,258)

Cash Flows from Financing Activities:
Debt proceeds	—	87,774
Debt repayments	(5,415)	(25,984)
Purchase of treasury stock	—	(35,150)
Other, net	954	(5,277)

Net Cash (Used in) Provided by Financing Activities	(4,461)	21,363

Increase in cash and cash equivalents	16,817	11,694
Cash and cash equivalents, beginning of period	260,259	38,457

Cash and cash equivalents, end of period	$277,076	$50,151

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The condensed consolidated financial statements of Spherion Corporation and subsidiaries ("we" or "our"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with our consolidated financial statements and notes thereto for each of the fiscal years in the three-year period ended December 28, 2001 included in our Annual Report on Form 10-K.

        The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three months ended March 29, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending December 27, 2002. Certain 2001 amounts have been reclassified to conform with the current year presentation.

2.    Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Spherion Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. We consolidate licensed operations under guidance prescribed by Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the consolidation of all majority-owned subsidiaries unless control is temporary or does not rest with the majority owner.

3.    Cash and Cash Equivalents

        All highly liquid investments (including investments in debt and auction rate securities) with maturities of 90 days or less at the time of purchase are classified as cash equivalents. The carrying amount approximates fair value because of the short-term maturities of these instruments. Most of our cash and cash equivalents are in short-term investment grade money market funds.

4.    Comprehensive Loss

        The following table displays the computation of comprehensive loss (in thousands):

	Three Months Ended
	March 29, 2002	March 30, 2001
Net loss	$(619,275)	$(23,902)
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	457	(25,503)
Net unrealized gain on securities arising during the period	—	427

Total comprehensive loss	$(618,818)	$(48,978)

5.    Segment Information

        We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) before unallocated central costs, amortization expense, net interest expense, income taxes, special items (restructuring, asset impairments and other charges and unrealized gains on foreign currency transactions related to Michael Page) and cumulative effect of changes in accounting principles. We completed the initial public offering of shares of Michael Page International plc ("Michael Page"), disposing of 100% of our interest at the beginning of the second quarter of 2001. As such, the results of Michael Page have been presented separately in our segment information for comparative purposes. The basis of segmentation was changed effective with the fourth quarter of 2001, all previous year amounts have been reclassified for comparative purposes. All material intercompany revenues and expenses have been eliminated.

        Information on operating segments and a reconciliation to loss before income taxes and cumulative effect of changes in accounting principles for the three months ended March 29, 2002 and March 30, 2001, are as follows (in thousands):

	Three Months Ended
	March 29, 2002	March 30, 2001
Revenues:
Recruitment—excluding Michael Page	$356,663	$439,639
Technology	97,248	140,311
Outsourcing	85,342	95,052

Total excluding Michael Page	539,253	675,002
Recruitment—Michael Page	—	179,642

	$539,253	$854,644

Gross Profit:
Recruitment—excluding Michael Page	$81,670	$114,652
Technology	26,484	44,471
Outsourcing	22,015	23,197

Total excluding Michael Page	130,169	182,320
Recruitment—Michael Page	—	107,252

	$130,169	$289,572

Segment Operating Profit (Loss):
Recruitment—excluding Michael Page	$244	$6,151
Technology	(1,857)	7,803
Outsourcing	3,123	5,363

Total excluding Michael Page	1,510	19,317
Recruitment—Michael Page	—	31,733

	1,510	51,050
Unallocated central costs	(5,670)	(9,159)
Amortization expense	(61)	(11,306)
Interest expense	(3,128)	(13,780)
Interest income	1,411	685
Restructuring, asset impairments and other charges	—	(63,648)
Unrealized gains on foreign currency transactions related to Michael Page	—	11,353

Loss before income taxes and cumulative effect of changes in accounting principles	$(5,938)	$(34,805)

6.    Earnings Per Share

        Basic earnings per share are computed by dividing our net earnings (loss) by the weighted average number of shares outstanding during the period.

        When not anti-dilutive, diluted earnings per share are computed by dividing our net earnings plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the "treasury stock" method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

        There is no effect of dilutive securities on the calculation of EPS for the first quarter of 2002 or 2001 due to the fact that such potential common shares are anti-dilutive since we incurred a loss.

7.    Restructuring, Asset Impairments and Other Charges

        During 2001, we announced our Business Transformation Strategy that was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. All of these factors led to an assessment of our strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the "2001 Plans"). An analysis of the 2001 Plans along with amounts remaining from prior restructuring accruals is as follows (dollar amounts in thousands):

	Facility Closures	Number of locations	Severance	Number of personnel	Asset write-offs	Total
Balance at December 28, 2001	$17,804	57	$7,864	126	$8,149	$33,817
Utilized	(1,539)	(26)	(2,719)	(67)	(3,169)	(7,427)

Balance at March 29, 2002	$16,265	31	$5,145	59	$4,980	$26,390

        The remaining accruals, which are included in accrued restructuring in the accompanying Condensed Consolidated Balance Sheets, relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), severance costs which will be paid out during 2002 and assets to be disposed of.

8.    Changes in Accounting Principles

        We adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended at the beginning of the first quarter of 2001, and recorded a cumulative effect of change in accounting principle of $1.1 million, net of an income tax benefit of $0.7 million.

        Effective at the beginning of 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis.

        As a result of the adoption of SFAS No. 142, we recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after tax) as of January 1, 2002. The charge was determined based on a valuation study performed by an external valuation firm and fair values were determined based on both the discounted present value of anticipated future cash flows and the comparable market prices of competitors as of January 1, 2002.

        The charge was largely a result of the decrease in our profitability during 2001 and 2000 which negatively impacted our cash flow projections, and primarily affected two of our three business segments, Recruitment and Technology. The Recruitment segment had grown rapidly through both acquisition and organic growth. With the decline in economic conditions during 2001 and 2000, the purchase prices paid for the recruitment portion of the Norrell acquisition (in both the U.S. and the United Kingdom), the Australian acquisition and various U.S. professional recruiting acquisitions could not be supported based on a discounted cash flow analysis or based on market comparable information resulting in a pretax charge of $475.3 million. In the Technology segment, the sharp decline in the post Year 2000 business environment similarly affected a number of our U.S. acquisitions (Norrell and Computer Power Group) as well as our technology subsidiary in The Netherlands resulting in a pretax charge of $214.9 million.

        The changes in the carrying amount of goodwill for the first quarter of 2002 are as follows (in thousands):

	Recruitment	Technology	Outsourcing	Total
Balance at December 28, 2001	$629,164	$222,577	$161,550	$1,013,291
Impairment loss resulting from SFAS No. 142 adoption	(475,317)	(214,852)	(1,406)	(691,575)
Goodwill acquired during the period	1,539	—	156	1,695
Foreign currency changes	(205)	2	—	(203)

Balance at March 29, 2002	$155,181	$7,727	$160,300	$323,208

        Other intangible assets, which will continue to be amortized, were comprised of trade names and trademarks and employment agreements and aggregated $1.4 million, less accumulated amortization of $0.2 million. Annual amortization expense on other intangible assets is expected to be $0.3 million, $0.3 million, $0.2 million and $0.1 million for the fiscal years 2003 through 2006.

        Had we accounted for goodwill under SFAS No. 142 for all periods presented, our net loss and loss per share would have been as follows (in thousands, except per share amounts):

	For the three months ended
	March 29, 2002	March 30, 2001
Net loss before accounting changes, as reported	$(3,712)	$(22,788)
Goodwill amortization	—	10,376

Net loss, as adjusted	$(3,712)	$(12,412)

Basic loss per share before accounting changes:
As reported	$(0.06)	$(0.38)

As adjusted	$(0.06)	$(0.21)

Diluted loss per share before accounting changes:
As reported	$(0.06)	$(0.38)

As adjusted	$(0.06)	$(0.21)

9.    Legal Proceedings

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Results of Operations

        We operate through three operating segments: Recruitment, Technology and Outsourcing. We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) before unallocated central costs, amortization expense, net interest expense, income taxes, special items (restructuring, asset impairments and other charges and unrealized gains on foreign currency transactions related to Michael Page) and cumulative effect of changes in accounting principles. We completed the initial public offering of shares of Michael Page International plc ("Michael Page"), disposing of 100% of our interest at the beginning of the second quarter of 2001. As such, the results of Michael Page have been presented separately in our segment information for comparative purposes. The basis of segmentation was changed effective with the fourth quarter of 2001, all previous year amounts have been reclassified for comparative purposes. All material intercompany revenues and expenses have been eliminated.

        The basis of segmentation was changed effective with the fourth quarter of 2001, all previous year amounts have been reclassified for comparative purposes. Operating results from StratfordGroup, Tutor Recursos Humanos and JobOptions, which were sold during the fourth quarter of 2001, are included in the Recruitment segment. See the 2001 Annual Report on Form 10-K for further information.

	Three Months Ended
	March 29, 2002		March 30, 2001
		% of Total		% of Total
Revenues:
Recruitment—excl. Michael Page	$356,663	66.1%	$439,639	51.4%
Technology	97,248	18.0%	140,311	16.4%
Outsourcing	85,342	15.9%	95,052	11.2%

Total, excluding Michael Page	539,253	100.0%	675,002	79.0%
Recruitment—Michael Page	—	—	179,642	21.0%

	$539,253	100.0%	$854,644	100.0%

		% of Revenues		% of Revenues
Gross Profit:
Recruitment—excl. Michael Page	$81,670	22.9%	$114,652	26.1%
Technology	26,484	27.2%	44,471	31.7%
Outsourcing	22,015	25.8%	23,197	24.4%

Total, excluding Michael Page	130,169	24.1%	182,320	27.0%
Recruitment—Michael Page	—	—	107,252	59.7%

	$130,169	24.1%	$289,572	33.9%

Segment Operating Profit (Loss):
Recruitment—excl. Michael Page	$244	0.1%	$6,151	1.4%
Technology	(1,857)	(1.9%)	7,803	5.6%
Outsourcing	3,123	3.7%	5,363	5.6%

Total excluding Michael Page	1,510	0.3%	19,317	2.9%
Recruitment—Michael Page	—	—	31,733	17.7%

	1,510	0.3%	51,050	6.0%

Unallocated central costs	(5,670)		(9,159)
Amortization expense	(61)		(11,306)
Interest expense	(3,128)		(13,780)
Interest income	1,411		685
Restructuring, asset impairments and other charges	—		(63,648)
Unrealized gains on foreign currency transactions related to Michael Page	—		11,353

Loss before income taxes and cumulative effect of changes in accounting principles	$(5,938)		$(34,805)

Three Months Ended March 29, 2002 Compared With Three Months Ended March 30, 2001

Recruitment—Excluding Michael Page.    Revenues decreased 18.9% to $356.7 million in 2002 from $439.6 million in the prior year due primarily to lower demand for staffing services in all of our major markets. Within the U.S., revenues were down 19.9% as the economy slowed and our customers downsized their contingent workforce in response to economic conditions. Additionally, as part of our Business Transformation Strategy, we continued to convert certain company owned branches and licensee branches to franchisee contracts (thereby reducing our recorded revenue from gross billings to franchisee fees) and exited targeted lower margin customers mostly in the light industrial sector to reduce workers' compensation exposure. International revenues declined in the U.K. by 14% and The Netherlands by 22% due to lower demand for staffing and the loss of a customer in The Netherlands. Revenues by service line for 2002 within the segment were comprised of 96.0% staffing and 4.0% permanent placement. As a percentage of total recruitment revenues, permanent placement decreased from 6.0% in the prior year as permanent hiring slowed more quickly at most customers than staffing services.

        Gross profit decreased 28.8% to $81.7 million in 2002 from $114.7 million in the prior year, and the overall gross profit percentage decreased to 22.9% in 2002 from 26.1% in the prior year. The decrease in gross profit percentage is due to lower permanent placement revenues as a percentage of total revenues, pricing pressures and higher unemployment costs.

        Segment operating profit decreased 96.0% to $0.2 million in 2002 from $6.2 million in the prior year. The decrease was due to the decrease in gross profit of $33.0 million, partially offset by lower operating expenses of $27.0 million. Operating expenses as a percentage of revenues decreased to 22.8% in 2002 from 24.7% in 2001 as we were able to reduce costs through our Business Transformation Strategy more quickly than our revenues declined. Included in operating expenses for 2002 are approximately 80 new sales resources at a cost of approximately $1.0 million to improve sales and improve the selling ability of the organization.

        Technology.    Revenues decreased 30.7% to $97.2 million in 2002 from $140.3 million in the prior year due to lower demand for IT related services, primarily within the U.S. Billing rates within the U.S. also impacted revenue trends, decreasing from the prior year level by 7%. Revenues by service line for 2002 within the segment were comprised of 79.2% staffing, 20.7% outsourcing and 0.1% permanent placement. As a percentage of total technology revenues, staffing decreased from the 2001 level of 85.2% as the demand for staffing services decreased while outsourcing services, which are supported by longer-term contracts, were up from 14.5% and permanent placement decreased from 0.3%.

        Gross profit decreased 40.4% to $26.5 million in 2002 from $44.5 million in the prior year, and the overall gross profit percentage decreased to 27.2% in 2002 from 31.7% in the prior year. The decrease in gross profit percentage is primarily due to lower billing rates to customers that was only partially offset by salary and benefit reductions to consultants, lower utilization of consultants in the U.K. and The Netherlands and higher unemployment and medical costs.

        Segment operating loss was $1.9 million in 2002 compared with an operating profit of $7.8 million in the prior year. The decrease was due to the decrease in gross profit of $18.0 million, partially offset by lower operating expenses of $8.3 million. Operating expenses as a percentage of revenues increased to 29.2% in 2002 from 26.1% in 2001, as we were unable to cut costs as quickly as revenue decreased.

        Outsourcing.    Revenues decreased 10.2% to $85.3 million in 2002 from $95.1 million due to volume decreases at a major customer, and the loss of two contracts, which was partially offset by some new contracts and higher revenues from existing customers in call centers, primarily with telecommunications companies. Revenues from human resource consulting services were about the same in both periods at approximately $12 million.

        Gross profit decreased 5.1% to $22.0 million in 2002 from $23.2 million in the prior year, and the overall gross profit percentage increased to 25.8% in 2002 from 24.4% in the prior year. The increase in gross profit percentage was primarily due to the receipt of contract termination fees during 2002 related to one of the previously mentioned lost contracts for which there was only a minor amount of direct costs.

        Segment operating profit decreased 41.8% to $3.1 million in 2002 from $5.4 million in the prior year. The decrease was due to the decrease in gross profit of $1.2 million and by higher operating expenses of $1.1 million. Operating expenses as a percentage of revenues increased to 22.1% in 2002 from 18.8% in 2001 due to higher operating expenses in human resource consulting services and a planned increase in expenses in sales, marketing and product development areas to facilitate growth of the outsourcing business.

        Unallocated Central Costs.    Unallocated central costs decreased 38.1% to $5.7 million in 2002 from $9.2 million in the prior year, primarily due to charges recorded in 2001 for a $2.5 million bad debt provision related to a loan made to a company in which we previously had an investment and higher professional fees associated with our Business Transformation Strategy. As a percentage of consolidated revenues, these costs decreased to 1.1% in 2002 from 1.4% in the prior year (excluding Michael Page which did not significantly impact central cost levels).

        Amortization Expense.    Amortization expense decreased to $0.1 million in 2002 from $11.3 million in 2001. With the adoption of SFAS No. 142, we discontinued the amortization of all intangible assets which have indeterminate lives. See Note 8, Changes in Accounting Principles, in the accompanying Notes to Condensed Consolidated Financial Statements, for further information.

        Interest Expense.    Interest expense decreased 77.3% to $3.1 million in 2002 from $13.8 million last year. This decrease resulted from lower debt levels, due primarily to the repayment of debt with the proceeds from the sale of Michael Page. Average borrowings outstanding during the first quarter of 2002 of $226.3 million carried an average rate of interest of 5.45%, compared with $816.3 million outstanding during the first quarter of 2001 at an average rate of interest, including the effects of interest rate swaps, of 6.7%.

        Interest Income.    Interest income increased 106.0% to $1.4 million in 2002 from $0.7 million in 2001 due to interest earned on the proceeds from the sale of Michael Page. The proceeds were invested primarily in money market funds, which are classified as cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

        Restructuring, asset impairments and other charges.    During 2001, we recorded pre-tax restructuring, asset impairments and other charges of $63.6 million ($40.3 million after-tax). See section "Restructuring, Asset Impairments and Other Charges" below for further discussion.

        Unrealized gains on foreign currency transactions related to Michael Page.    During the first quarter of 2001, we recorded an unrealized pre-tax gain of $11.4 million ($7.2 million after-tax) on forward contracts entered into to fix a portion of the expected foreign currency proceeds from the sale of Michael Page. The sale of Michael Page was completed at the beginning of the second quarter of 2001.

        Income Taxes.    The effective income tax rate on the loss for 2002 was 37.5% compared with 34.5% on the loss in 2001. The lower effective tax rate in 2001 resulted primarily from the impact of write-off of portions of non-deductible goodwill within the charges associated with the first quarter recorded asset impairment. Our effective tax rate in 2002 differs from the statutory federal income tax rate primarily due to the impact of foreign, state and local income taxes, and federal employment tax credits.

        Cumulative Effect of Changes in Accounting Principles.    Effective at the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," that required our intangible assets be tested for impairment. This resulted in a charge of $691.6 million ($615.6 million after-tax). At the beginning of the first quarter of 2001, we recorded a charge of $1.8 million ($1.1 million after-tax) in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See a further description in Note 8, Changes in Accounting Principles, in the accompanying Notes to Condensed Consolidated Financial Statements.

        Net Loss.    Net loss increased to $619.3 million ($10.46 per diluted share) in 2002 from a loss of $23.9 million ($0.39 per diluted share) in the prior year, due primarily to the accounting change related to the impairment of goodwill. Results in the prior year were negatively impacted by restructuring and other charges offset by the unrealized gain on foreign currency transactions related to Michael Page. The weighted average number of shares decreased to 59.2 million from 60.6 million in the prior year, due primarily to stock repurchases completed in 2001.

Restructuring, Asset Impairments and Other Charges

        During 2001, we announced our Business Transformation Strategy that was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. All of these factors led to an assessment of our strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the "2001 Plans"). An analysis of the 2001 Plans along with amounts remaining from prior restructuring accruals is as follows (dollar amounts in thousands):

	Facility Closures	Number of locations	Severance	Number of personnel	Asset write-offs	Total
Balance at December 28, 2001	$17,804	57	$7,864	126	$8,149	$33,817
Utilized	(1,539)	(26)	(2,719)	(67)	(3,169)	(7,427)

Balance at March 29, 2002	$16,265	31	$5,145	59	$4,980	$26,390

        The remaining accruals, which are included in accrued restructuring in the accompanying Condensed Consolidated Balance Sheets, relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), severance costs which will be paid out during 2002 and assets to be disposed of.

Liquidity and Capital Resources

Cash Flow

        Cash provided by operating activities for the three months ended March 29, 2002 was $34.3 million compared with $17.6 million in the same period of 2001. Higher operating cash flows for the 2002 period compared with 2001 were due primarily to lower losses in the current year before the cumulative effect of the accounting change (losses before the accounting change were higher in 2001 primarily due to the charge for restructuring and other activities) and working capital provided operating cash flow of $23.7 million in 2002 whereas it was a use of cash flow of $14.6 million in 2001. For 2002, cash from working capital was provided primarily through collection of receivables; days sales outstanding ("DSO") improved less than one day during the three months ended March 29, 2002. The use of cash for working capital items in 2001 resulted primarily from a decrease in accounts payable, accrued liabilities and other liabilities due primarily to timing of payment of payroll and trade payables, which more than offset a decrease in receivables resulting from a three day improvement in DSO.

        Investing activities used $13.0 million of cash during the three months ended March 29, 2002 compared with $27.3 million in the prior year. The decrease from 2001 was primarily due to lower earnout payments associated with prior acquisitions, which decreased approximately $10.0 million from the prior year. Capital expenditures decreased from $12.2 million for the three months ended March 30, 2001 to $11.6 million for the comparable 2002 period. Prior year capital expenditures excluding $5.2 million related to Michael Page, were $7.0 million. These higher capital expenditures, excluding Michael Page, during 2002 in the U.S. were for hardware and software to improve systems capabilities. Other investing activities for the three months ended March 30, 2001 includes $4.0 million of working capital loans to a company in which we previously had an investment and transaction costs incurred related to the sale of Michael Page.

        Cash used in financing activities was $4.5 million for the three months ended March 29, 2002 compared with cash provided by financing activities of $21.4 million in the prior year. The use of cash during 2002 primarily reflects the repayment of short term borrowings outstanding at December 28, 2001. Cash provided by financing activities for the three months ended March 30, 2001, primarily reflects increased net borrowing for stock repurchases, earnout payments and capital expenditures. During the first quarter of 2001, we repurchased 3.6 million shares of common stock at an average price of $9.66 per share.

Liquidity

        As of March 29, 2002, the total cash resources available to us totaled $277.1 million. This was an increase of $16.8 million for the quarter. These were invested primarily in investment grade money market funds. Of this amount, $258.0 million were held in the U.S. and the remainder by foreign subsidiaries.

        The amount of these funds exceeds our planned requirements for capital during the foreseeable future and, as a result, we expect to cancel our existing $325 million revolving credit agreement which was not due to expire until June 30, 2004, during the second quarter of 2002. During the second quarter of 2002, we cancelled our $75 million 364-day credit facility with the same group of banks.

        In addition to the existing cash resources, future liquidity for our operations may be augmented, as required, by receivables securitization. This will be similar to that used previously by us during 1999 and 2001, and cancelled in the second quarter of 2001. Based on current receivable levels and existing market conditions, we expect such a facility would provide an additional liquidity resource of between $225 million and $250 million.

        As of March 29, 2002, we had issued $85.3 million in letters of credit ("LC's") under this facility, primarily to support obligations under the workers' compensation insurance agreement with our insurance carrier. We expect that these LC's, totaling $80.4 million, as well as a surety bond for $22.8 million, will be released by our insurance carrier during the second quarter of 2002 and cancelled pursuant to an agreement with our insurance carrier to replace this collateral. This will require the use of cash as collateral in lieu of the LC's and surety bonds but will provide for enhanced investment returns and lower total costs for the program.

        Our agreement with our insurance carrier provides for their ability to request certain levels of collateral depending on the claims and payments experience in the program and our credit rating. During the first quarter of 2002, we were advised that our credit rating had been reduced; however, as a result of the improvement in loss experience, we do not currently expect the aggregate level of collateral required to change materially for the current year.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of March 29, 2002, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not subject to interest rate risk as the rates of interest we receive are market based and change daily.

        Our outstanding variable-rate debt at March 29, 2002 and March 30, 2001 was approximately $20.0 million and $612.5 million, respectively. Interest rates on the Credit Facility and other short-term borrowings are based on LIBOR plus a variable margin. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.2 million and $6.1 million in 2002 and 2001, respectively, on an annual basis. Approximately $10 million of the variable-rate debt was repaid in April 2002.

        In May 1998, we issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. Based upon published prices, the fair value of our fixed rate convertible subordinated debt as of March 29, 2002 and March 30, 2001 was $172.9 million and $150.9 million, respectively, compared with the related carrying value of $207.0 million.

        From time to time, we participate in foreign exchange hedging to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. At March 30, 2001, we had outstanding forward contracts to sell British pounds in the notional amount of $770.2 million which were entered into to reduce the foreign currency risk on the proceeds from the sale of Michael Page. The adjustment to record these contracts at fair value resulted in the recognition of an unrealized gain of approximately $11.4 million, which is included in the net loss for the three months ended March 30, 2001. At March 30, 2001, we had outstanding foreign currency forward contracts to sell Australian dollars in the notional amount of $82.6 million. At March 29, 2002, we had no outstanding forward contracts.

Forward-looking Statements—Safe Harbor

        In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Form 10-Q and our Annual Report on Form 10-K. Statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements, including but not limited to statements regarding the following: (i) our plans, intentions and expectations with respect to our future prospects, including business and growth strategies; (ii) industry trends and competitive conditions; (iii) expected capital expenditures to be made in the future; (iv) resolution of pending litigation without material adverse effect on us; and (v) our quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from our beliefs or expectations are the following:

  •
  We operate in highly competitive markets with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

  •
  Any significant economic downturn could result in our clients using fewer temporary employees or the loss of a significant client, which would materially adversely affect our business segments.

  •
  We are dependent upon availability of qualified personnel, and may not be able to attract and retain sufficient numbers of qualified personnel necessary to succeed.

  •
  We may not achieve the intended effects of our Business Transformation Strategy, which could adversely impact our business, financial condition and results of operations.

  •
  Our liquidity may be affected if we are unable to enter into alternative sources of financing in the future.

  •
  We may be exposed to employment-related claims and costs as well as new regulations that could materially adversely affect our business, financial condition and results of operations.

  •
  Government regulation may significantly increase our costs.

  •
  We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

  •
  Our failure or inability to complete our outsourcing projects could result in damage to our reputation and give rise to legal claims against us.

  •
  We are a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations.

  •
  Our contracts contain termination provisions and pricing risks that could decrease our revenues, profitability and cash flow.

PART II—OTHER INFORMATION

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION (Registrant)
DATE—May 13, 2002	BY	/s/ ROY G. KRAUSE Roy G. Krause Executive Vice President and Chief Financial Officer (principal financial officer)

DATE—May 13, 2002	BY	/s/ MARK W. SMITH Mark W.Smith Vice President, Business Services (principal accounting officer)

QuickLinks

TABLE OF CONTENTS
Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
SIGNATURES