Form 10-Q
period 2002-06-28
SPHERION CORP
filed 2002-08-12
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

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

        Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on July 26, 2002 was 58,852,741.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements—Unaudited
		Condensed Consolidated Statements of Operations Three and Six Months Ended June 28, 2002 and June 29, 2001	1
		Condensed Consolidated Balance Sheets June 28, 2002 and December 28, 2001	3
		Condensed Consolidated Statements of Cash Flows Six Months Ended June 28, 2002 and June 29, 2001	4
		Notes to Unaudited Condensed Consolidated Financial Statements	5
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
PART II	OTHER INFORMATION
	Item 4.	Matters Submitted to a Vote of Security Holders	25
	Item 6.	Exhibits and Reports on Form 8-K	26
	SIGNATURES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	June 28, 2002	June 29, 2001
Revenues	$529,702	$633,730
Cost of services	395,463	464,078

Gross profit	134,239	169,652

Selling, general and administrative expenses	115,960	138,195
Licensee commissions	12,361	13,795
Amortization of intangibles	78	8,034
Interest expense	3,273	4,138
Interest income	(1,536)	(3,610)
Restructuring, asset impairments and other charges	5,165	—
Gain on sale of Michael Page	—	(293,912)

	135,301	(133,360)

(Loss) earnings from continuing operations before income taxes and discontinued operations	(1,062)	303,012
Income tax (benefit) expense	(172)	119,417

(Loss) earnings from continuing operations before discontinued operations	(890)	183,595

Discontinued operations (Note 7):
Loss from discontinued operations (including loss on disposal of $7,255 in 2002)	(13,089)	(493)
Income tax benefit	(5,426)	(50)

Net loss from discontinued operations	(7,663)	(443)

Net (loss) earnings	$(8,553)	$183,152

(Loss) earnings per share—Basic:
(Loss) earnings from continuing operations before discontinued operations	$(0.01)	$3.11
Loss from discontinued operations	(0.13)	(0.01)

	$(0.14)	$3.10

(Loss) earnings per share—Diluted:
(Loss) earnings from continuing operations before discontinued operations	$(0.01)	$2.84
Loss from discontinued operations	(0.13)	(0.01)

	$(0.14)	$2.83

Weighted average shares used in computation of (loss) earnings per share:
Basic	59,432	59,083
Diluted	59,432	65,234

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands, except per share amounts)

	Six Months Ended
	June 28, 2002	June 29, 2001
Revenues	$1,060,950	$1,474,533
Cost of services	798,266	1,020,500

Gross profit	262,684	454,033

Selling, general and administrative expenses	234,954	367,149
Licensee commissions	23,541	27,872
Amortization of intangibles	139	19,171
Interest expense	6,401	17,919
Interest income	(2,947)	(4,295)
Restructuring, asset impairments and other charges	5,165	63,587
Gain on sale of Michael Page	—	(305,265)

	267,253	186,138

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(4,569)	267,895
Income tax (benefit) expense	(1,607)	107,227

(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	(2,962)	160,668

Discontinued operations (Note 7):
Loss from discontinued operations (including loss on disposal of $7,255 in 2002)	(15,520)	(181)
Income tax (benefit) expense	(6,217)	123

Net loss from discontinued operations	(9,303)	(304)

(Loss) earnings before cumulative effect of changes in accounting principles	(12,265)	160,364
Cumulative effect of changes in accounting principles, net of income tax benefits of $76,012 and $681, respectively	(615,563)	(1,114)

Net (loss) earnings	$(627,828)	$159,250

(Loss) earnings per share—Basic:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	$(0.05)	$2.68
Loss from discontinued operations	(0.16)	(0.01)
Cumulative effect of changes in accounting principles	(10.38)	(0.02)

	$(10.58)	$2.66

(Loss) earnings per share—Diluted:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	$(0.05)	$2.48
Loss from discontinued operations	(0.16)	—
Cumulative effect of changes in accounting principles	(10.38)	(0.02)

	$(10.58)	$2.46

Weighted average shares used in computation of (loss) earnings per share:
Basic	59,328	59,845
Diluted	59,328	65,996

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, amounts in thousands, except share data)

	June 28, 2002	December 28, 2001
Assets
Current Assets:
Cash and cash equivalents	$155,369	$260,259
Receivables, less allowance for doubtful accounts of $8,164 and $10,261	289,993	347,034
Deferred tax asset	31,356	38,590
Other current assets	66,614	31,251
Assets of discontinued operations (Note 7)	15,660	—

Total current assets	558,992	677,134
Goodwill and other intangible assets, net	324,078	1,014,224
Property and equipment, net	94,461	101,687
Deferred tax asset	126,041	54,358
Restricted cash	89,513	—
Other assets	29,458	28,896

	$1,222,543	$1,876,299

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$614	$10,865
Accrued restructuring	17,049	33,817
Accounts payable and other accrued expenses	94,310	101,893
Accrued salaries, wages and payroll taxes	76,062	81,496
Accrued insurance and other current liabilities	35,669	38,932
Liabilities of discontinued operations (Note 7)	12,473	—

Total current liabilities	236,177	267,003
Long-term debt, net of current portion	8,442	8,754
Convertible subordinated notes	206,997	206,997
Accrued insurance	47,305	48,399
Deferred compensation	21,812	25,368
Other long-term liabilities	25,753	24,800

Total liabilities	546,486	581,321

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 6,548,386 and 6,965,718 shares, respectively	(69,483)	(77,444)
Additional paid-in capital	860,403	866,386
Accumulated (deficit) retained earnings	(113,243)	514,585
Accumulated other comprehensive loss	(2,273)	(9,202)

Total stockholders' equity	676,057	1,294,978

	$1,222,543	$1,876,299

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Six Months Ended
	June 28, 2002	June 29, 2001
Cash Flows from Operating Activities:
(Loss) earnings before cumulative effect of changes in accounting principles	$(12,265)	$160,364
Adjustments to reconcile (loss) earnings before cumulative effect of changes in accounting principles to net cash provided by operating activities:
Discontinued operations—loss on disposal	7,255	—
Depreciation and amortization	14,611	37,356
Deferred income tax expense (benefit)	10,743	(23,139)
Restructuring, asset impairments and other charges	5,165	63,648
Gain on sale of Michael Page	—	(305,265)
Other non-cash items	1,896	7,116
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	51,728	75,200
Other assets	(18,038)	(4,375)
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(12,886)	23,407
Accrued restructuring	(7,735)	(17,151)

Net Cash Provided by Operating Activities	40,474	17,161

Cash Flows from Investing Activities:
Proceeds from sale of Michael Page, net of cash sold	—	852,688
Acquisitions and earnout payments, net of cash acquired	(3,384)	(29,113)
Capital expenditures, net	(18,548)	(21,133)
Increase in restricted cash	(111,891)	—
Other	1,773	(1,403)

Net Cash (Used in) Provided by Investing Activities	(132,050)	801,039

Cash Flows from Financing Activities:
Debt proceeds	227	87,774
Debt repayments	(16,013)	(594,966)
Purchase of treasury stock	(1,430)	(36,156)
Proceeds from exercise of employee stock options	699	1,456
Other, net	3,203	(9,179)

Net Cash Used in Financing Activities	(13,314)	(551,071)

Net (decrease) increase in cash and cash equivalents	(104,890)	267,129
Cash and cash equivalents, beginning of period	260,259	38,457

Cash and cash equivalents, end of period	$155,369	$305,586

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The condensed consolidated financial statements of Spherion Corporation and subsidiaries ("Spherion" or the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Spherion's consolidated financial statements and notes thereto for each of the fiscal years in the three-year period ended December 28, 2001 included in Spherion's Annual Report on Form 10-K.

        The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three and six months ended June 28, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending December 27, 2002. As discussed in Note 7, Discontinued Operations, certain portions of the Company's operations have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements and accordingly, prior period operating results of these subsidiaries have also been reclassified. Additionally, certain 2001 amounts have been reclassified to conform with the current year presentation.

        The condensed consolidated financial statements include the accounts of Spherion Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

2. Revenue Recognition

        Spherion records revenues from sales of services by its company-owned and licensed operations and from royalties earned on sales of services by its franchise operations. Staffing revenues and the related labor costs and payroll are recorded in the period in which services are performed. Outsourcing revenues are recognized when the service is provided. Placement revenues are recognized when services provided are substantially completed. Revenues are recognized as services are provided and Spherion follows EITF 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenues and expenses. This guidance requires Spherion to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Spherion is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the income statement.

        Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records franchise royalties in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue," based upon the contractual percentage of franchise sales, in the period in which the franchisee provides the service. Franchise royalties, which are included in revenues, were $1.9 million and $3.3 million for the three and six months ended June 28, 2002 and $1.3 million and $2.6 million for the three and six months ended June 29, 2001, respectively. The second form of franchising agreement is a licensee agreement where Spherion acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employees and the licensee acts as Spherion's agent providing certain sales and recruiting services. Accordingly, sales and costs of services generated by the licensed operation are recorded gross in Spherion's condensed consolidated statements of operations. Spherion pays the licensee a commission for acting as Spherion's agent and this commission is based on a percentage of gross profit from the office managed by the licensee and averaged 71.9% and 71.1% for the three and six months ended June 28, 2002 and 64.2% and 62.8% for the three and six months ended June 29, 2001, respectively, of the licensed offices' gross profit. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee's full-time office employees. Spherion's condensed consolidated statements of operations reflect the licensee commission as an expense, but does not include the rent, utilities and salaries of the full-time office employees since these expenses are the responsibility of the licensee. Spherion has credit risk for sales to customers through licensee arrangements as Spherion pays all direct costs associated with providing temporary services before related accounts receivable are collected. The Company has partially mitigated this risk by making the licensee responsible to reimburse Spherion up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however, Spherion bears the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollected amounts.

3. Cash and Cash Equivalents and Restricted Cash

        All highly liquid investments (including investments in debt and auction rate securities) with maturities of 90 days or less at the time of purchase are classified as cash equivalents. The carrying amount approximates fair value because of the short-term maturities of these instruments. Most of Spherion's cash and cash equivalents are in short-term investment grade money market funds.

        During the second quarter of 2002, Spherion cancelled its $325 million revolving credit facility and its $75 million 364-day credit facility. Letters of credit, totaling $80.4 million which support the Company's workers' compensation insurance programs were outstanding as part of these credit facilities. At the time these credit facilities were cancelled and in order to reduce costs, the Company pledged cash to collateralize these existing letters of credit. Additionally, the Company posted cash as collateral for a surety bond in the amount of $22.9 million, relating to its workers' compensation insurance programs. The Company pledged a total of $111.9 million of cash which is included in other current assets and restricted cash in the accompanying condensed consolidated balance sheets. These amounts are restricted, while the obligations under the workers' compensation program are outstanding and cannot be used for general corporate purposes until such time as the Company enters into another revolving credit facility which provides for letters of credit or an alternative form of financing. The restricted cash balance is invested in short-term investment grade money market funds.

4. Comprehensive (Loss) Income

        The following table displays the computation of comprehensive (loss) income (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net (loss) earnings	$(8,553)	$183,152	$(627,828)	$159,250

Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	6,472	(1,883)	6,929	(27,375)
Less: Foreign currency translation adjustments related to the sale of Michael Page	—	50,799	—	50,799

Foreign currency translation adjustments	6,472	48,916	6,929	23,424
Net unrealized gain on securities arising during the period	—	948	—	1,374

Total other comprehensive income	6,472	49,864	6,929	24,798

Total comprehensive (loss) income	$(2,081)	$233,016	$(620,899)	$184,048

5. Segment Information

        Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated central costs, amortization expense, net interest expense, income taxes, special items (restructuring, asset impairments and other charges and the gain on the sale of Michael Page) and cumulative effect of changes in accounting principles. As discussed in Note 7, Discontinued Operations, certain of the Company's operations have been classified as discontinued operations. Accordingly, current and prior period operating results of these operations have been eliminated from the Company's segment information presented below. Additionally, as discussed in Note 10, Disposition of Michael Page, Spherion completed the initial public offering of shares of Michael Page International plc ("Michael Page"), disposing of 100% of the Company's interest at the beginning of the second quarter of 2001. As such, the results of Michael Page have been presented separately in the Company's segment information for comparative purposes. The basis of segmentation was changed effective with the fourth quarter of 2001 and all prior year amounts have been reclassified for comparative purposes. All material intercompany revenues and expenses have been eliminated.

        Information on operating segments and a reconciliation to (loss) earnings before income taxes, discontinued operations and cumulative effect of changes in accounting principles for the three and six months ended June 28, 2002 and June 29, 2001, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Revenues:
Recruitment—excluding Michael Page	$358,062	$421,619	$714,725	$861,258
Technology	88,696	117,368	178,803	244,527
Outsourcing	82,944	94,743	167,422	189,106

Total excluding Michael Page	529,702	633,730	1,060,950	1,294,891
Recruitment—Michael Page	—	—	—	179,642

	$529,702	$633,730	$1,060,950	$1,474,533

Gross Profit:
Recruitment—excluding Michael Page	$85,859	$108,114	$167,529	$222,766
Technology	26,921	36,669	51,956	76,233
Outsourcing	21,459	24,869	43,199	47,782

Total excluding Michael Page	134,239	169,652	262,684	346,781
Recruitment—Michael Page	—	—	—	107,252

	$134,239	$169,652	$262,684	$454,033

Segment Operating Profit:
Recruitment—excluding Michael Page	$3,589	$7,741	$3,833	$13,892
Technology	3,577	8,174	3,438	14,946
Outsourcing	5,498	8,263	9,334	14,114

Total excluding Michael Page	12,664	24,178	16,605	42,952
Recruitment—Michael Page	—	—	—	31,733

	12,664	24,178	16,605	74,685
Unallocated central costs	(6,746)	(6,516)	(12,416)	(15,673)
Amortization expense	(78)	(8,034)	(139)	(19,171)
Interest expense	(3,273)	(4,138)	(6,401)	(17,919)
Interest income	1,536	3,610	2,947	4,295
Restructuring, asset impairments and other charges	(5,165)	—	(5,165)	(63,587)
Gain on sale of Michael Page	—	293,912	—	305,265

(Loss) earnings before income taxes, discontinued operations and cumulative effect of changes in accounting principles	$(1,062)	$303,012	$(4,569)	$267,895

6. Earnings Per Share

        Basic earnings per share are computed by dividing Spherion's net earnings (loss) by the weighted average number of shares outstanding during the period.

        When not anti-dilutive, diluted earnings per share are computed by dividing Spherion's net earnings plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the "treasury stock" method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

        Since Spherion incurred a net loss for the three and six months ended June 28, 2002, there is no effect of dilutive securities on the calculation of EPS as such potential common shares would be anti-dilutive. The following table reconciles the numerator (net earnings) and denominator (shares) of the basic and diluted earnings per share computation for the three and six months ended June 29, 2001.

	Three Months Ended			Six Months Ended
	June 29, 2001			June 29, 2001
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
	(amounts in thousands, except per share amounts)
Basic EPS	$183,152	59,083	$3.10	$159,250	59,845	$2.66

Effect of dilutive securities:
Stock options and other dilutive securities	—	202		—	202
Convertible notes	1,580	5,949		3,173	5,949

Diluted EPS	$184,732	65,234	$2.83	$162,423	65,996	$2.46

7. Discontinued Operations

        During the three months ended June 28, 2002, the Company adopted a plan to dispose of certain consulting businesses in the United Kingdom and The Netherlands within its technology segment and a human capital measurement business within its outsourcing segment. The Company's decision to dispose of these subsidiaries is consistent with the Company's Business Transformation Strategy to improve productivity and enhance profitability. The Company expects to complete the disposal of these subsidiaries prior to year-end.

        As a result of the Company's decision to dispose of these businesses, the operating results for all periods presented and the assets and liabilities as of June 28, 2002 of these subsidiaries have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amounts, as adjusted to approximate fair value, of the major classes of assets and liabilities for each subsidiary to be disposed of as of June 28, 2002 as grouped in their former segments are as follows (in thousands):

	Technology	Outsourcing	Total
Receivables, net	$5,639	$240	$5,879
Other current assets	566	96	662
Goodwill and other intangible assets, net (1)	—	3,842	3,842
Property and equipment, net	962	166	1,128
Deferred tax asset	3,688	461	4,149

Total assets of discontinued operations	$10,855	$4,805	$15,660

Accounts payable and other accrued expenses	$11,688	$679	$12,367
Other liabilities	41	65	106

Total liabilities of discontinued operations	$11,729	$744	$12,473

(1)
Amounts after write-down of $1.4 million to net realizable value.

        Revenue, pre-tax losses and the expected loss on disposal of these subsidiaries included within loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 28, 2002 and June 29, 2001 are as follows (in thousands):

	Three Months Ended
	June 28, 2002			June 29, 2001
	Technology	Outsourcing	Total	Technology	Outsourcing	Total
Revenues	$6,865	$750	$7,615	$11,683	$680	$12,363

Gross profit	$1,557	$269	$1,826	$3,223	$284	$3,507
Selling, general and administrative expenses and amortization	(3,605)	(786)	(4,391)	(3,518)	(482)	(4,000)
Restructuring charges	(3,269)	—	(3,269)	—	—	—

Pre-tax loss from operations	(5,317)	(517)	(5,834)	(295)	(198)	(493)
Pre-tax loss on disposal	(6,755)	(500)	(7,255)	—	—	—
Income tax benefit	5,056	370	5,426	17	33	50

Net loss from discontinued operations	$(7,016)	$(647)	$(7,663)	$(278)	$(165)	$(443)

	Six Months Ended
	June 28, 2002			June 29, 2001
	Technology	Outsourcing	Total	Technology	Outsourcing	Total
Revenues	$14,006	$1,614	$15,620	$24,835	$1,369	$26,204

Gross profit	$3,006	$544	$3,550	$8,131	$569	$8,700
Selling, general and administrative expenses and amortization	(6,775)	(1,771)	(8,546)	(7,546)	(1,274)	(8,820)
Restructuring charges	(3,269)	—	(3,269)	(61)	—	(61)

Pre-tax (loss) income from operations	(7,038)	(1,227)	(8,265)	524	(705)	(181)
Pre-tax loss on disposal	(6,755)	(500)	(7,255)	—	—	—
Income tax benefit (expense)	5,576	641	6,217	(341)	218	(123)

Net (loss) earnings from discontinued operations	$(8,217)	$(1,086)	$(9,303)	$183	$(487)	$(304)

        Restructuring, asset impairments and other charges of $3.3 million consist of severance of $2.3 million for 90 employees, lease termination accruals of $0.9 million for 2 locations and $0.1 million of other exit related accruals. Such amounts were incurred as part of the Company's decision to exit these consulting businesses. All affected employees are expected to be severed prior to the end of the year. The lease termination provision will be paid out over the remaining lease terms through 2013, unless earlier buyouts or assignments can be negotiated.

8. Changes in Accounting Principles

        Spherion adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended at the beginning of the first quarter of 2001, and recorded a cumulative effect of change in accounting principle of $1.1 million, net of an income tax benefit of $0.7 million.

        Effective at the beginning of 2002, Spherion adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis.

        As a result of the adoption of SFAS No. 142, Spherion recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after tax) as of January 1, 2002. The charge was determined based primarily on a valuation study performed by an external valuation firm and fair values were determined based on both the discounted present value of anticipated future cash flows and the comparable market prices of competitors as of January 1, 2002.

        The charge was largely a result of the decrease in Spherion's profitability during 2001 and 2000, which negatively impacted the Company's cash flow projections, and primarily affected two of the three business segments, Recruitment and Technology. The Recruitment segment had grown rapidly through both acquisition and organic growth. With the decline in economic conditions during 2001 and 2000, the purchase prices paid for the recruitment portion of the Norrell acquisition (in both the U.S. and the United Kingdom), the Australian acquisition and various U.S. professional recruiting acquisitions could not be supported based on a discounted cash flow analysis or based on market comparable information resulting in a pre-tax charge of $475.3 million. In the Technology segment, the sharp decline in the post Year 2000 business environment similarly affected a number of Spherion's U.S. acquisitions (Norrell and Computer Power Group) as well as the Company's technology subsidiary in The Netherlands resulting in a pretax charge of $214.9 million.

        The changes in the carrying amount of goodwill for the six months ended June 28, 2002 are as follows (in thousands):

	Recruitment	Technology	Outsourcing	Total
Balance at December 28, 2001	$629,164	$222,577	$161,550	$1,013,291
Impairment loss resulting from SFAS No. 142 adoption	(475,317)	(214,852)	(1,406)	(691,575)
Goodwill acquired during the period	3,226	—	156	3,382
Assets of discontinued operations (1)	—	(1,002)	(4,242)	(5,244)
Foreign currency changes	3,079	1	—	3,080

Balance at June 28, 2002	$160,152	$6,724	$156,058	$322,934

(1)
Amounts prior to write-down of $1.4 million to net realizable value.

        Other intangible assets, which will continue to be amortized, were comprised of trade names and trademarks and employment agreements and aggregated $1.5 million, less accumulated amortization of $0.3 million as of June 28, 2002. Annual amortization expense on other intangible assets is expected to be $0.3 million, $0.3 million, $0.2 million and $0.1 million for the fiscal years 2003 through 2006.

        Had we accounted for goodwill under SFAS No. 142 during 2001, the Company's net (loss) / earnings and (loss) / earnings per share from continuing operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net (loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles, as reported	$(890)	$183,595	$(2,962)	$160,668
Goodwill amortization, net of tax	—	7,096	—	17,303

Net (loss) earnings, as adjusted	$(890)	$190,691	$(2,962)	$177,971

Basic (loss) earnings per share from continuing operations before discontinued operations and cumulative effect of changes in accounting principles:
As reported	$(0.01)	$3.11	$(0.05)	$2.68

As adjusted	$(0.01)	$3.23	$(0.05)	$2.97

Diluted (loss) earnings per share from continuing operations before discontinued operations and cumulative effect of changes in accounting principles:
As reported	$(0.01)	$2.84	$(0.05)	$2.48

As adjusted	$(0.01)	$2.95	$(0.05)	$2.74

9. Restructuring, Asset Impairments and Other Charges

        During 2001, Spherion announced its Business Transformation Strategy that was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. All of these factors led to an assessment of the Company's strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic operations (the "2001 Plans").

        During the second quarter of 2002 as part of Spherion's on-going restructuring monitoring process, accruals of $4.8 million were identified that were unnecessary primarily as the result of the buyout or sublease of existing lease obligations at better than expected rates and the favorable resolution of severance payouts and these amounts were reversed to income. An analysis of the restructuring accruals is as follows (dollar amounts in thousands):

	Facility Closures	Number of locations	Severance	Number of personnel	Asset write-offs	Total
Balance at December 28, 2001	$17,804	57	$7,864	126	$8,149	$33,817
Utilized—first quarter 2002	(1,539)	(26)	(2,719)	(67)	(3,169)	(7,427)

Balance at March 29, 2002	16,265	31	5,145	59	4,980	26,390
Reversal of over accrual—second quarter 2002	(3,500)	—	(1,322)	—	—	(4,822)
Utilized—second quarter 2002	(1,831)	(15)	(1,646)	(29)	(1,317)	(4,794)
Proceeds from asset sales	1,097	—	—	—	—	1,097
Reclassified to discontinued operations	(635)	(2)	(187)	(6)	—	(822)

Balance at June 28, 2002	$11,396	14	$1,990	24	$3,663	$17,049

        The remaining accruals, which are included in accrued restructuring in the accompanying condensed consolidated balance sheets, relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), severance costs which will be paid out during 2002 and assets to be disposed of.

        Also during the second quarter of 2002, Spherion recorded other charges (included in "restructuring, asset impairments and other charges" in the attached condensed consolidated statements of operations) in the amount of $10.0 million for additional anticipated losses associated with the sublease of Norrell's former headquarters building in Atlanta, Georgia. The $10.0 million charge reflects the weakening of the commercial rental market.

10. Disposition of Michael Page

        Spherion completed the initial public offering of shares of Michael Page, disposing of 100% of the Company's interest at the beginning of the second quarter of 2001. Spherion's proceeds were approximately $710 million, net of taxes and expenses. Spherion recorded a gain on the transaction of $305.3 million ($186.0 million after-tax) with $293.9 million ($178.8 million after-tax) recorded in the second quarter of 2001 and a $11.4 million ($7.2 million after-tax) gain recorded in the first quarter of 2001 related to foreign currency gains on forward contracts. These contracts were settled during April 2001 with a realized gain of $9.6 million. The results of Michael Page have been included in the statements of operations and cash flows through the date of its disposition.

11. Legal Proceedings

        Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion's management does not expect that the outcome of any of these lawsuits, individually or collectively, will have a material adverse effect on Spherion's financial condition, results of operations or cash flows.

        On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with Spherion's contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleges the following causes of action: breach of contract, fraud, negligence and misrepresentation. Spherion denies the allegations of CFC's complaint and intends to vigorously defend against the claims. On April 2, 2001, Spherion filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2.2 million in unpaid fees in connection with the contract. Management believes there is no basis for the amount of damages sought in the plaintiff's case. Management further believes that Spherion's insurance will provide adequate coverage of this claim and therefore it is not expected to have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

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

12. Subsequent Events

        On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries filed a voluntary bankruptcy petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Spherion currently provides outsourcing and recruitment services to WorldCom, Inc. Spherion recorded $1.8 million in bad debt reserves during the second quarter of 2002 for accounts receivable generated prior to June 28, 2002 and still outstanding on July 21, 2002. Spherion expects to incur an additional charge of up to $1.1 million in the third quarter of 2002 for receivables generated subsequent to June 28, 2002 and still outstanding on July 21, 2002. Also during the second quarter of 2002, Spherion received notice of termination of its call center outsourcing contract with WorldCom, Inc. effective December 31, 2002. In total, Spherion generated $26.4 million of revenue from WorldCom, Inc. during the six month period ended June 28, 2002.

        In July 2002, the Company entered into a U.S. dollar loan facility secured by substantially all domestic accounts receivable. This loan will provide up to $200 million of on-balance sheet financing for an initial 364-day term, which is renewable annually.

14

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

Results of Operations

        We operate through three operating segments: Recruitment, Technology and Outsourcing. We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated central costs, amortization expense, net interest expense, income taxes, special items (restructuring, asset impairments and other charges and the gain on the sale of Michael Page) and cumulative effect of changes in accounting principles.

        During the three months ended June 28, 2002, we adopted a plan to dispose of certain small consulting businesses in the United Kingdom and The Netherlands within our technology segment and a human capital measurement business within our outsourcing segment. Our decision to dispose of these subsidiaries is consistent with our Business Transformation Strategy to improve productivity and enhance profitability. We expect to complete the disposal of these subsidiaries prior to year-end. As discussed in Note 7, Discontinued Operations, certain of our subsidiaries have been classified as discontinued operations, and accordingly, current and prior period operating results of these subsidiaries have been eliminated from our segment information presented below.

        We completed the initial public offering of shares of Michael Page International plc ("Michael Page"), disposing of 100% of our interest at the beginning of the second quarter of 2001. As such, the results of Michael Page have been presented separately in our segment information for comparative purposes. The basis of segmentation was changed effective with the fourth quarter of 2001 and all prior year amounts have been reclassified for comparative purposes. All material intercompany revenues and expenses have been eliminated. Operating results from Stratford Group, Tutor Recursos Humanos and JobOptions, which were sold during the fourth quarter of 2001, are included in the Recruitment segment. See the 2001 Annual Report on Form 10-K for further information.

Results of Operations

	Three Months Ended (dollar amounts in thousands)
	June 28, 2002		June 29, 2001
		% of Total		% of Total
Revenues:
Recruitment	$358,062	67.6%	$421,619	66.5%
Technology	88,696	16.7%	117,368	18.5%
Outsourcing	82,944	15.7%	94,743	15.0%

	$529,702	100.0%	$633,730	100.0%

		% of Revenues		% of Revenues
Gross profit:
Recruitment	$85,859	24.0%	$108,114	25.6%
Technology	26,921	30.4%	36,669	31.2%
Outsourcing	21,459	25.9%	24,869	26.2%

	$134,239	25.3%	$169,652	26.8%

Segment operating profit:
Recruitment	$3,589	1.0%	$7,741	1.8%
Technology	3,577	4.0%	8,174	7.0%
Outsourcing	5,498	6.6%	8,263	8.7%

Segment operating profit	12,664	2.4%	24,178	3.8%

Unallocated central costs	(6,746)		(6,516)
Amortization expense	(78)		(8,034)
Interest expense	(3,273)		(4,138)
Interest income	1,536		3,610
Restructuring, asset impairments and other charges	(5,165)		—
Gain on sale of Michael Page	—		293,912

Earnings (loss) from continuing operations before income taxes and discontinued operations	$(1,062)		$303,012

Three Months Ended June 28, 2002 Compared With Three Months Ended June 29, 2001

        Recruitment.    Revenues decreased 15.1% to $358.1 million in 2002 from $421.6 million in the prior year due primarily to lower demand for staffing services in all of our major markets. The largest decrease was experienced within the U.S., where revenues were down 16%. Second quarter trends within the U.S. were consistent with those experienced during the first quarter as our customers continued to show reluctance to increase their contingent workforce or hire on a full time basis. We also continued our Business Transformation Strategy and continued to convert certain licensee branches to franchisee contracts (thereby reducing our recorded revenue from gross billings to franchisee fees) and exited targeted lower margin customers mostly in the light industrial sector to reduce workers' compensation exposure. On a sequential quarter basis in 2002, after adjusting U.S. staffing revenue for the impacts of exited business, revenue was 2.8% higher in the second quarter than in the first quarter. This contributed to a decrease of $40.2 million in revenue from the prior year. Revenues declined in the U.K. by 11% and The Netherlands by 6% due to lower demand for staffing particularly with customers in the banking sector. Revenues by service line for 2002 within the segment were comprised of 95.7% staffing and 4.3% permanent placement. As a percentage of total recruitment revenues, permanent placement decreased from 5.6% in the prior year as permanent hiring slowed more quickly at most customers than staffing services.

        Gross profit decreased 20.6% to $85.9 million in 2002 from $108.1 million in the prior year, and the overall gross profit percentage decreased to 24.0% in 2002 from 25.6% in the prior year. The decrease in gross profit percentage is due to lower permanent placement revenues as a percentage of total revenues, pricing pressures, and higher unemployment rates and compensated absence costs.

        Segment operating profit decreased 53.6% to $3.6 million in 2002 from $7.7 million in the prior year. The decrease was due to the reduction in gross profit of $22.2 million, partially offset by lower operating expenses of $18.1 million. Operating expenses as a percentage of revenues decreased to 23.0% in 2002 from 23.8% in 2001, as we were able to reduce costs through our Business Transformation Strategy. This strategy included closing offices in non-strategic markets and terminating redundant employees.

        Technology.    Revenues decreased 24.4% to $88.7 million in 2002 from $117.4 million in the prior year due to lower demand for IT related services, primarily within the U.S. Average billing rates within the U.S. also impacted revenue trends, decreasing from the prior year. Revenues by service line for 2002 within the segment were comprised of 77.7% staffing, 22.1% outsourcing and 0.2% permanent placement. As a percentage of total technology revenues, staffing decreased from the 2001 level of 81.5% as the demand for staffing services decreased more quickly than that of outsourcing services, which were up from 18.3%.

        Gross profit decreased 26.6% to $26.9 million in 2002 from $36.7 million in the prior year, and the overall gross profit percentage decreased to 30.4% in 2002 from 31.2% in the prior year. The decrease in gross profit percentage is primarily due to lower billing rates to customers and higher compensated absence costs, partially offset by a 10% reduction in salary and benefits to consultants and improved utilization.

        Segment operating profit decreased 56.2% to $3.6 million in 2002 from $8.2 million in the prior year. The decrease was due to the decrease in gross profit of $9.8 million, partially offset by lower operating expenses of $5.2 million. Operating expenses as a percentage of revenues increased to 26.3% in 2002 from 24.3% in 2001 as revenues declined more rapidly than costs were reduced. During the third quarter, Spherion will integrate certain portions of its Technology segment to better focus on selling integrated Technology services. This integration is expected to further reduce segment operating expense.

        Outsourcing.    Revenues decreased 12.5% to $82.9 million in 2002 from $94.7 million due to volume decreases at a major customer and the net loss of business (i.e. lost business exceeded new business). Revenues from human resource consulting services decreased in 2002 compared with 2001 by approximately $2.8 million.

        Gross profit decreased 13.7% to $21.5 million in 2002 from $24.9 million in the prior year, and the overall gross profit percentage decreased to 25.9% in 2002 from 26.2% in the prior year. The decrease in gross profit percentage was primarily due to the decrease in revenues from human resource consulting services partially offset by the receipt of contract termination fees during 2002.

        Segment operating profit decreased 33.5% to $5.5 million in 2002 from $8.3 million in the prior year. The decrease was due to the decrease in gross profit of $3.4 million partially offset by lower operating expenses of $0.6 million. Operating expenses as a percentage of revenues increased to 19.2% in 2002 from 17.5% in 2001 due to a planned increase in expenses in sales, marketing and product development areas to facilitate growth of the outsourcing business.

        Unallocated Central Costs.    Unallocated central costs increased 3.5% to $6.7 million in 2002 from $6.5 million in the prior year, primarily due to the write-off of a loan associated with the sale of a business. As a percentage of consolidated revenues, these costs increased to 1.3% in 2002 from 1.0% in the prior year.

        Amortization Expense.    Amortization expense decreased to $0.1 million in 2002 from $8.0 million in 2001. With the adoption of SFAS No. 142 at the beginning of 2002, we discontinued the amortization of all intangible assets that have indeterminate lives. See Note 8, Changes in Accounting Principles, in the accompanying Notes to Condensed Consolidated Financial Statements, for further information.

        Interest Expense.    Interest expense decreased 20.9% to $3.3 million in 2002 from $4.1 million last year. This decrease resulted from lower debt levels, due primarily to the repayment of debt during the second quarter of 2001 with the proceeds from the sale of Michael Page. Average borrowings outstanding during the second quarter of 2002 of $218.0 million carried an average rate of interest of 5.9%, compared with $273.8 million outstanding during the second quarter of 2001 at an average rate of interest, including the effects of interest rate swaps, of 6.0%.

        Interest Income.    Interest income decreased 57.5% to $1.5 million in 2002 from $3.6 million in 2001 due primarily to lower interest rates. The average interest rates earned were 2.5% and 5.0% in 2002 and 2001, respectively.

        Restructuring, asset impairments and other charges.    During the second quarter of 2002, we recorded pre-tax restructuring, asset impairments and other charges of $5.2 million ($3.3 million after-tax). See section "Restructuring, Asset Impairments and Other Charges" below for further discussion.

        Gain on sale of Michael Page.    During the second quarter of 2001, Spherion completed the initial public offering of the shares of Michael Page International plc and recognized a pre-tax gain on the sale of Michael Page of $293.9 million ($178.8 million after-tax). See further discussion of the Michael Page transaction in the related footnotes to the condensed consolidated financial statements included herein.

        Income Taxes.    The effective income tax rate on the loss for the second quarter of 2002 from continuing operations was 16.2% and we currently expect our effective tax rate for all of 2002 to approximate 35% and will differ from the statutory federal income tax rate primarily due to the impact of foreign, state and local income taxes, and federal employment tax credits. The effective tax rate in the second quarter 2001 was 39.4%, which reflected the impact of non-deductible goodwill included in pretax earnings for 2001.

        Discontinued operations.    During the second quarter of 2002, Spherion adopted a plan to exit certain smaller consulting operations, primarily in our technology segment. These operations are expected to be sold during the latter half of 2002. Spherion recorded a pre-tax loss from discontinued operations in the amount of $13.1 million in the second quarter of 2002. This loss is comprised of a loss of $7.3 million to write-down the businesses to their expected fair market value and operating losses of $5.8 million. The operating losses include restructuring and other charges in the amount of $3.3 million for severance and real estate exit costs to prepare these business units for sale. Operating losses from these operations (excluding restructuring and other charges) have increased to $2.5 million during 2002 compared to a loss of $0.5 million in 2001 due primarily to a slowdown in demand for European technology services.

        Net (Loss) Earnings.    Spherion recorded a net loss of ($8.6) million, ($0.14) per diluted share during the second quarter of 2002 compared to earnings of $183.2 million, $2.83 per diluted share. Net earnings in 2001 were due primarily to the gain on the sale of Michael Page. The loss in 2002 is primarily due to the loss from discontinued operations of ($0.13) per diluted share. The weighted average number of shares used in the calculation of earnings per share decreased to 59.4 million from 65.2 million in the prior year due to the exclusion of certain common stock equivalents as they are anti-dilutive and treasury stock purchases during the past year.

Results of Operations

	Six Months Ended (dollars in thousands)
	June 28, 2002		June 29, 2001
		% of Total		% of Total
Revenues:
Recruitment—excluding Michael Page	$714,725	67.4%	$861,258	58.4%
Technology	178,803	16.8%	244,527	16.6%
Outsourcing	167,422	15.8%	189,106	12.8%

Total excluding Michael Page	1,060,950	100.0%	1,294,891	87.8%
Recruitment—Michael Page	—	—	179,642	12.2%

	$1,060,950	100.0%	$1,474,533	100.0%

		% of Revenues		% of Revenues
Gross profit:
Recruitment—excluding Michael Page	$167,529	23.4%	$222,766	25.9%
Technology	51,956	29.1%	76,233	31.2%
Outsourcing	43,199	25.8%	47,782	25.3%

Total excluding Michael Page	262,684	24.8%	346,781	26.8%
Recruitment—Michael Page	—	—	107,252	59.7%

	$262,684	24.8%	$454,033	30.8%

Segment operating profit:
Recruitment—excluding Michael Page	$3,833	0.5%	$13,892	1.6%
Technology	3,438	1.9%	14,946	6.1%
Outsourcing	9,334	5.6%	14,114	7.5%

Total excluding Michael Page	16,605	1.6%	42,952	3.3%
Recruitment—Michael Page	—	—	31,733	17.7%

Segment operating profit	16,605	1.6%	74,685	5.1%

Unallocated central costs	(12,416)		(15,673)
Amortization expense	(139)		(19,171)
Interest expense	(6,401)		(17,919)
Interest income	2,947		4,295
Restructuring, asset impairments and other charges	(5,165)		(63,587)
Gain on sale of Michael Page	—		305,265

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	$(4,569)		$267,895

Six Months Ended June 28, 2002 Compared With Six Months Ended June 29, 2001

        Recruitment—Excluding Michael Page.    Revenues decreased 17.0% to $714.7 million in 2002 from $861.3 million in the prior year due primarily to lower demand for staffing services in all of our major markets. Within the U.S., revenues were down 17.3% as the economy slowed throughout 2001 and during the first six months of 2002 and our customers downsized their contingent workforce in response to economic conditions. Additionally, as part of our Business Transformation Strategy, we continued to convert certain company owned branches and licensee branches to franchisee contracts and exited targeted lower margin customers mostly in the light industrial sector to reduce workers' compensation exposure. International revenues declined in the U.K. by 12.4% and The Netherlands by 14.0% due to lower demand for staffing and the loss of a customer in The Netherlands. Revenues by service line for 2002 within the segment were comprised of 95.9% staffing and 4.1% permanent placement. As a percentage of total recruitment revenues, permanent placement decreased from 5.9% in the prior year as permanent hiring slowed more quickly at most customers than staffing services.

        Gross profit decreased 24.8% to $167.5 million in 2002 from $222.8 million in the prior year and the overall gross profit percentage decreased to 23.4% in 2002 from 25.9% in the prior year. The decrease in gross profit percentage is due to lower permanent placement revenues as a percentage of total revenues, pricing pressures and higher unemployment rates.

        Segment operating profit decreased 72.4% to $3.8 million in 2002 from $13.9 million in the prior year. The reduction was due to the decrease in gross profit of $55.3 million, partially offset by lower operating expenses of $45.2 million. Operating expenses as a percentage of revenues decreased to 22.9% in 2002 from 24.3% in 2001, as we were able to reduce costs through our Business Transformation Strategy. Included in operating expenses for 2002 are approximately 65 new sales resources at a cost of approximately $3.0 million hired in late 2001 to improve sales and improve the selling ability of the organization.

        Technology.    Revenues decreased 26.9% to $178.8 million in 2002 from $244.5 million in the prior year due to lower demand for IT related services, primarily within the U.S. Average billing rates within the U.S. also impacted revenue trends, decreasing from the prior year level. Revenues by service line for 2002 within the segment were comprised of 77.6% staffing, 22.3% outsourcing and 0.1% permanent placement. As a percentage of total technology revenues, staffing decreased from the 2001 level of 82.6% as the demand for staffing services decreased more quickly than that of outsourcing services, which are supported by longer-term contracts, and were up from 17.1% and permanent placement decreased from 0.3%.

        Gross profit decreased 31.8% to $52.0 million in 2002 from $76.2 million in the prior year, and the overall gross profit percentage decreased to 29.1% in 2002 from 31.2% in the prior year. The decrease in gross profit percentage is primarily due to lower billing rates to customers and higher compensated absence costs, partially offset by a 10% reduction in salary and benefits to consultants and improved utilization.

        Segment operating profit decreased 77.0% to $3.4 million in 2002 compared with an operating profit of $14.9 million in the prior year. The reduction was due to the decrease in gross profit of $24.2 million, partially offset by lower operating expenses of $12.7 million. Operating expenses as a percentage of revenues increased to 27.1% in 2002 from 25.1% in 2001.

        Outsourcing.    Revenues decreased 11.5% to $167.4 million in 2002 from $189.1 million due to volume decreases at a major customer and the net loss of business (i.e. lost business exceeded new business). Revenues from human resource consulting services decreased approximately $3.2 million from the prior year.

        Gross profit decreased 9.6% to $43.2 million in 2002 from $47.8 million in the prior year and the overall gross profit percentage increased to 25.8% in 2002 from 25.3% in the prior year. The increase in gross profit percentage was primarily due to the receipt of contract termination fees during 2002.

        Segment operating profit decreased 33.9% to $9.3 million in 2002 from $14.1 million in the prior year. The decrease was due to the decrease in gross profit of $4.6 million and by higher operating expenses of $0.2 million. Operating expenses as a percentage of revenues increased to 20.2% in 2002 from 17.8% in 2001 due to higher operating expenses in human resource consulting services and a planned increase in expenses in sales, marketing and product development areas to facilitate growth of the outsourcing business.

        Unallocated Central Costs.    Unallocated central costs decreased 20.8% to $12.4 million in 2002 from $15.7 million in the prior year, primarily due to charges recorded in 2001 for a $2.5 million bad debt provision related to a loan made to a company in which we previously had an investment and higher professional fees associated with the development of our Business Transformation Strategy. As a percentage of consolidated revenues, these costs remained flat at 1.2% during 2002 compared to 2001 (excluding Michael Page which did not significantly impact central cost levels).

        Amortization Expense.    Amortization expense decreased to $0.1 million in 2002 from $19.2 million in 2001. With the adoption of SFAS No. 142, we discontinued the amortization of all intangible assets that have indeterminate lives. See Note 8, Changes in Accounting Principles, in the accompanying notes to condensed consolidated financial statements, for further information.

        Interest Expense.    Interest expense decreased 64.3% to $6.4 million in 2002 from $17.9 million last year. This decrease resulted from lower debt levels, due primarily to the repayment of debt with the proceeds from the sale of Michael Page during the second quarter of 2001. Average borrowings outstanding during the first half of 2002 of $222.2 million carried an average rate of interest of 5.7%, compared with $544.8 million outstanding during the first half of 2001 at an average rate of interest, including the effects of interest rate swaps, of 6.5%.

        Interest Income.    Interest income decreased 31.4% to $2.9 million in 2002 from $4.3 million in 2001 due to interest earned on the proceeds from the sale of Michael Page. The proceeds were invested primarily in money market funds, which are classified as cash equivalents in the accompanying condensed consolidated balance sheets.

        Restructuring, asset impairments and other charges.    During the second quarter of 2002 we recorded pre-tax restructuring, asset impairments and other charges in the amount of $5.2 million ($3.3 million after-tax). In the first quarter of 2001, we recorded pre-tax restructuring, asset impairments and other charges of $63.6 million ($40.3 million after-tax). See section "Restructuring, Asset Impairments and Other Charges" below for further discussion.

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

        Income Taxes.    The effective income tax rate on the loss for 2002 was 35.2% compared with a 40.0% effective rate on the earnings recorded in 2001. The lower effective tax rate is the result of the elimination of non-deductible goodwill amortization resulting from the adoption SFAS No. 142, "Goodwill and Other Intangible Assets" in 2002. Our effective tax rate in 2002 differs from the statutory federal income tax rate primarily due to the impact of foreign, state and local income taxes, and federal employment tax credits.

        Discontinued operations.    During the second quarter of 2002, Spherion adopted a plan to exit certain smaller consulting businesses, primarily in the Technology segment. These operations are expected to be sold during the latter half of 2002. Spherion recorded a pre-tax loss from discontinued operations in the amount of $15.5 million in the first half of 2002. This loss is comprised of a loss of $7.3 million to write-down the businesses to their expected fair market value and operating losses of $8.2 million. The operating losses include restructuring and other charges in the amount of $3.3 million for severance and real estate exit costs to prepare these business units for sale. Operating losses from these operations (excluding restructuring and other charges) have increased to $4.9 million during 2002 in comparison with a loss of $0.2 million in 2001 due primarily to a slowdown in European technology spending.

        Cumulative Effect of Changes in Accounting Principles.    Effective at the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," that required our intangible assets be tested for impairment. This resulted in a charge of $691.6 million ($615.6 million after-tax). At the beginning of the first quarter of 2001, we recorded a charge of $1.1 million ($0.7 million after-tax) in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See a further description in Note 8, Changes in Accounting Principles, in the accompanying notes to condensed consolidated financial statements.

        Net (Loss) Earnings.    Spherion recorded a net loss of ($627.8) million, ($10.58) per diluted share in 2002 compared to earnings of $159.3 million, $2.46 per diluted share in the prior year, due primarily to the accounting change related to the impairment of goodwill. Results in the prior year included the gain on sale of Michael Page, partially offset by restructuring and other charges. The weighted average number of shares used in the calculation of earnings per share decreased to 59.3 million from 66.0 million in the prior year due to the exclusion of certain common stock equivalents as they are anti-dilutive.

Restructuring, Asset Impairments and Other Charges

        During 2001, we announced our Business Transformation Strategy that was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. All of these factors led to an assessment of our strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic operations (the "2001 Plans").

        During the second quarter of 2002 as part of our on-going restructuring monitoring process, accruals of $4.8 million were identified that were unnecessary primarily as the result of the buyout or sublease of existing lease obligations at better than expected rates and the favorable resolution of severance payouts and these amounts were reversed to income. An analysis of the restructuring accruals is as follows (dollar amounts in thousands):

	Facility Closures	Number of locations	Severance	Number of personnel	Asset write-offs	Total
Balance at December 28, 2001	$17,804	57	$7,864	126	$8,149	$33,817
Utilized—first quarter 2002	(1,539)	(26)	(2,719)	(67)	(3,169)	(7,427)

Balance at March 29, 2002	16,265	31	5,145	59	4,980	26,390
Reversal of over accrual—second quarter 2002	(3,500)	—	(1,322)	—	—	(4,822)
Utilized—second quarter 2002	(1,831)	(15)	(1,646)	(29)	(1,317)	(4,794)
Proceeds from asset sales	1,097	—	—	—	—	1,097
Reclassified to discontinued operations	(635)	(2)	(187)	(6)	—	(822)

Balance at June 28, 2002	$11,396	14	$1,990	24	$3,663	$17,049

        The remaining accruals, which are included in accrued restructuring in the accompanying condensed consolidated balance sheets, relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), severance costs which will be paid out during 2002 and assets to be disposed of.

        Also during the second quarter of 2002, we recorded other charges (included in "restructuring, asset impairments and other charges" in the attached condensed consolidated statements of operations)

in the amount of $10.0 million for additional anticipated losses associated with the sublease of Norrell's former headquarters building in Atlanta, Georgia. The $10.0 million charge reflects the weakening of the commercial rental market.

Liquidity and Capital Resources

Cash Flow

        Cash provided by operating activities for the six months ended June 28, 2002 was $40.5 million compared with $17.2 million in the same period of 2001. The $23.3 million increase in operating cash flow is primarily attributable to a $55.3 million increase in cash provided from working capital changes excluding the impact of the taxes payable on the Michael Page gain in 2001. Cash provided by reductions in working capital in 2001 of $77.1 million includes $119.3 million increase in taxes payable related to the $305.3 million pretax gain on the sale of Michael Page. Excluding the taxes on the Michael Page sale, working capital provided a higher level of cash flow in 2002 due to lower restructuring and payroll payments and the timing of trade payments. The $55.3 million increase in cash from working capital and an increase in deferred tax expense in 2002 were partially offset by lower earnings (excluding the gain on the sale of Michael Page, the discontinued operations provision and restructuring, asset impairments and other charges) and lower level of depreciation and amortization.

        Investing activities used $132.1 million of cash during the six months ended June 28, 2002 compared with cash provided of $801.0 million in the prior year. Included in 2001 were the proceeds from the sale of Michael Page of $852.7 million. During 2002, Spherion invested $111.9 million in restricted cash to collateralize its worker's compensation obligations. Earnout and escrow payments associated with prior acquisitions decreased approximately $23.0 million from the prior year. Capital expenditures (excluding $5.2 million related to Michael Page in 2001) increased to $18.5 million in 2002 mainly due to higher expenditures for hardware and software to improve systems capabilities.

        Cash used in financing activities was $13.3 million for the six months ended June 28, 2002 compared with $551.1 million in the prior year. Cash used by financing activities for the six months ended June 29, 2001 primarily reflects the repayment of debt using the proceeds from the sale of Michael Page and share repurchases of $36.2 million. The use of cash during 2002 primarily reflects the repayment of short-term borrowings associated with prior year acquisitions.

Liquidity

        As of June 28, 2002, Spherion had total cash resources available of $155.4 million. This was a decrease of $104.9 million for the first half of 2002 and is due primarily to pledging $111.9 million in restricted cash as discussed below. Of our available cash resources, $139.7 million were held in the U.S. and the remainder by foreign subsidiaries.

        During the second quarter of 2002, we cancelled our $325 million revolving credit facility and our $75 million 364-day credit facility. Letters of credit, totaling $80.4 million which support our workers' compensation insurance programs, were outstanding as part of these credit facilities. At the time these credit facilities were cancelled and in order to reduce our costs, we pledged cash to collateralize these existing letters of credit. Additionally, we posted cash as collateral for a surety bond in the amount of $22.9 million, relating to our workers' compensation insurance programs. We pledged a total of $111.9 million of cash which is included in other current assets and restricted cash in the accompanying condensed consolidated balance sheets. These amounts are restricted while the obligations under the workers' compensation program are outstanding and cannot be used for general corporate purposes until such time as the Company enters into another revolving credit facility which provides for letters of credit or an alternative form of financing. The restricted cash balance is invested in short-term investment grade money market funds.

        In July 2002, the Company entered into a U.S. dollar loan facility secured by substantially all domestic accounts receivable. This facility will provide up to $200 million of on-balance sheet financing for an initial 364 day term, which is renewable annually.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        As of June 28, 2002, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not subject to interest rate risk as the rates of interest we receive are market based and change daily.

        Our outstanding variable-rate debt at June 28, 2002 and June 29, 2001 was $9.1 million and $20.8 million, respectively. Spherion repaid more than $550 million in variable-rate debt during the second quarter of 2001 with the proceeds from the sale of Michael Page. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.1 million and $0.2 million in 2002 and 2001, respectively, on an annual basis.

        In May 1998, Spherion issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of these notes as of June 28, 2002 and June 29, 2001 was $181.9 million and $165.0 million, respectively, compared with the related carrying value of $207.0 million.

        From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. At June 28, 2002, we had no outstanding forward contracts.

        We had outstanding forward contracts to sell British Pounds, which were entered into to reduce the foreign currency risk on the proceeds from the sale of Michael Page and unwound in April 2001. The adjustment to record these contracts at fair value resulted in the recognition of an unrealized gain of $11.4 million during the first quarter of 2001. These contracts were settled during April 2001 with a realized gain of $9.6 million. We had foreign currency forward contracts to sell Australian dollars, which were terminated in April 2001. During the first quarter of 2001, Spherion recorded a $9.3 million gain to adjust the carrying value of the foreign currency forward contracts to fair value, which was offset by a $9.3 million loss recorded on an intercompany transaction. At June 29, 2002, we had no outstanding forward contracts.

Forward-looking Statements

        In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Form 10-Q and our Annual Report on Form 10-K. Statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements, including but not limited to statements regarding the following: (i) our plans, intentions and expectations with respect to our future prospects, including business and growth strategies; (ii) industry trends and competitive conditions; (iii) expected capital expenditures to be made in the future; (iv) resolution of pending litigation without material adverse effect on us; (v) currency fluctuations: and (vi) our quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from our beliefs or expectations are the following:

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

  •
  Revenues from our Technology business segment may continue to decline.

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

  •
  Managing or integrating any future acquisitions may strain our resources.

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

PART II—OTHER INFORMATION

Item 4. Matters Submitted to a Vote of Security Holders

  (a)
  The Annual Meeting of Stockholders of the Company was held on May 21, 2002.

  (b)
  The Annual Meeting involved the re-election of Class III directors J. Ian Morrison and A. Michael Victory. The term of the following directors continued after the Annual Meeting: Steven S. Elbaum, William F. Evans, Cinda A. Hallman and Jerome B. Grossman.

  (c)
  At the Annual Meeting, stockholders voted on the following matters:

  (1)
  The election of directors J. Ian Morrison and A. Michael Victory to continue in office as Class III directors for a three-year term expiring on the date of the Annual Meeting in the year 2005.

	Votes For:	Votes Withheld:
J. Ian Morrison	50,391,959	2,919,519
A. Michael Victory	50,404,689	2,906,789
    (2)
    A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 27, 2002.

Votes For:	Votes Against:	Abstentions:
51,325,272	1,972,105	14,101
  (d)
  Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
3.2	Second Amended and Restated By-Laws of registrant, as of April 1, 2002, filed as Exhibit 3.2 hereto.
4.7	Article I and Article V of the Second Amended and Restated By-Laws of registrant, as of April 1, 2002, filed as Exhibit 4.7 hereto.
10.23
Receivables Sale Agreement dated as of July 31, 2002 by and among the registrant, Spherion Assessment Inc., Norcross Teleservices Inc., Comtex Information Systems, Inc., Spherion Pacific Enterprises LLC, Spherion Atlantic Enterprises LLC, Spherion Pacific Operations LLC, Spherion Atlantic Operations LLC, Spherion Atlantic Resources LLC, Spherion Atlantic Workforce LLC, Spherion Pacific Resources LLC, Spherion Pacific Workforce LLC and each of the registrant's direct or indirect wholly-owned subsidiaries that thereafter becomes an Originator thereunder, as Originators, and Spherion Receivables Corp., as Buyer, filed as Exhibit 10.23 hereto.
10.24
Credit and Security Agreement dated as of July 31, 2002, by and among Spherion Receivables Corp., as Borrower, the registrant, as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks from time to time party thereto and Wachovia Bank, N.A., as Administrative Agent, filed as Exhibit 10.24 hereto.
10.55	Form of (Amended) Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.55 hereto.
10.56	Form of (Amended) Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.56 hereto.
10.57	Form of (Amended) Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.57 hereto.
10.58	Form of (Amended) Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.58 hereto.
10.60	Termination of Second Amended and Restated Credit Agreement of registrant dated June 20, 2002, filed as Exhibit 10.60 hereto.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)
DATE - August 12, 2002	By	/s/ Roy G. Krause Roy G. Krause Executive Vice President and Chief Financial Officer (principal financial officer)
DATE - August 12, 2002	By	/s/ Mark W. Smith Mark W. Smith Vice President, Business Services and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Name
3.2	Second Amended and Restated By-Laws of registrant, as of April 1, 2002.
4.7	Article I and Article V of the Second Amended and Restated By-Laws of registrant, as of April 1, 2002.
10.23
Receivables Sale Agreement dated as of July 31, 2002 by and among the registrant, Spherion Assessment Inc., Norcross Teleservices Inc., Comtex Information Systems, Inc., Spherion Pacific Enterprises LLC, Spherion Atlantic Enterprises LLC, Spherion Pacific Operations LLC, Spherion Atlantic Operations LLC, Spherion Atlantic Resources LLC, Spherion Atlantic Workforce LLC, Spherion Pacific Resources LLC, Spherion Pacific Workforce LLC and each of the registrant's direct or indirect wholly-owned subsidiaries that thereafter becomes an Originator thereunder, as Originators, and Spherion Receivables Corp., as Buyer.
10.24
Credit and Security Agreement dated as of July 31, 2002, by and among Spherion Receivables Corp., as Borrower, the registrant, as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks from time to time party thereto and Wachovia Bank, N.A., as Administrative Agent.
10.55	Form of (Amended) Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto.
10.56	Form of (Amended) Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto.
10.57	Form of (Amended) Employment Agreement by and between the registrant and the individuals listed on Schedule A attached thereto.
10.58	Form of (Amended) Change in Control Agreement by and between the registrant and the individuals listed on Schedule A attached thereto.
10.60	Termination of Second Amended and Restated Credit Agreement of registrant dated June 20, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
Part I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 3. Quantitative And Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 4. Matters Submitted to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index