Form 10-Q
period 2002-09-27
SPHERION CORP
filed 2002-11-12
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

Commission file number: 1-11997

SPHERION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3536544 (I.R.S. Employer Identification Number)
2050 Spectrum Boulevard, Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip code)

(954) 308-7600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK—$.01 PAR VALUE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on October 25, 2002 was 58,955,609.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	September 27, 2002	September 28, 2001
Revenues	$528,602	$611,139
Cost of services	397,007	451,427

Gross profit	131,595	159,712

Selling, general and administrative expenses	114,111	131,053
Licensee commissions	12,272	12,633
Amortization of intangibles	87	7,555
Interest expense	3,015	3,367
Interest income	(1,779)	(3,259)
Restructuring, asset impairments and other charges	—	69,652
Other gains	(3,948)	(2,435)

	123,758	218,566

Earnings (loss) from continuing operations before income taxes and discontinued operations	7,837	(58,854)
Income tax expense (benefit)	4,014	(14,512)

Earnings (loss) from continuing operations before discontinued operations	3,823	(44,342)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $1,309 in 2002)	(2,367)	(3,575)
Income tax benefit	(800)	(1,047)

Net loss from discontinued operations	(1,567)	(2,528)

Net earnings (loss)	$2,256	$(46,870)

Earnings (loss) per share-Basic:
Earnings (loss) from continuing operations before discontinued operations	$0.06	$(0.75)
Loss from discontinued operations	(0.03)	(0.04)

	$0.04	$(0.79)

Earnings (loss) per share-Diluted:
Earnings (loss) from continuing operations before discontinued operations	$0.06	$(0.75)
Loss from discontinued operations	(0.03)	(0.04)

	$0.04	$(0.79)

Weighted average shares used in computation of earnings (loss) per share:
Basic	59,469	59,211
Diluted	60,295	59,211

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands, except per share amounts)

	Nine Months Ended
	September 27, 2002	September 28, 2001
Revenues	$1,589,552	$2,085,672
Cost of services	1,195,273	1,471,927

Gross profit	394,279	613,745

Selling, general and administrative expenses	349,065	498,202
Licensee commissions	35,813	40,505
Amortization of intangibles	226	26,726
Interest expense	9,416	21,286
Interest income	(4,726)	(7,554)
Restructuring, asset impairments and other charges	5,165	133,206
Other gains	(3,948)	(2,435)
Gain on sale of Michael Page	—	(305,265)

	391,011	404,671

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	3,268	209,074
Income tax expense	2,407	92,748

Earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	861	116,326

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $8,564 in 2002)	(17,887)	(3,789)
Income tax benefit	(7,017)	(957)

Net loss from discontinued operations	(10,870)	(2,832)

(Loss) earnings before cumulative effect of changes in accounting principles	(10,009)	113,494
Cumulative effect of changes in accounting principles, net of income tax benefits of $76,012 and $681, respectively	(615,563)	(1,114)

Net (loss) earnings	$(625,572)	$112,380

(Loss) earnings per share—Basic:
Earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	$0.01	$1.95
Loss from discontinued operations	(0.18)	(0.05)
Cumulative effect of changes in accounting principles	(10.37)	(0.02)

	$(10.54)	$1.88

(Loss) earnings per share—Diluted:
Earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	$0.01	$1.83
Loss from discontinued operations	(0.18)	(0.04)
Cumulative effect of changes in accounting principles	(10.23)	(0.02)

	$(10.39)	$1.77

Weighted average shares used in computation of (loss) earnings per share:
Basic	59,375	59,633
Diluted	60,201	66,005

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, amounts in thousands, except share data)

	September 27, 2002	December 28, 2001
Assets
Current Assets:
Cash and cash equivalents	$134,594	$260,259
Receivables, less allowance for doubtful accounts of $5,569 and $10,261	296,629	347,034
Deferred tax asset	30,362	38,590
Other current assets	76,505	31,251
Assets of discontinued operations (Note 7)	12,483	—

Total current assets	550,573	677,134
Goodwill and other intangible assets, net	322,129	1,014,224
Property and equipment, net	91,801	101,687
Deferred tax asset	117,467	54,358
Restricted cash	83,715	—
Other assets	26,690	28,896

	$1,192,375	$1,876,299

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$584	$10,865
Accrued restructuring	11,543	33,817
Accounts payable and other accrued expenses	113,025	101,893
Accrued salaries, wages and payroll taxes	85,907	81,496
Accrued insurance and other current liabilities	35,167	38,932
Liabilities of discontinued operations (Note 7)	9,376	—

Total current liabilities	255,602	267,003
Long-term debt, net of current portion	8,291	8,754
Convertible subordinated notes	163,020	206,997
Accrued insurance	46,252	48,399
Deferred compensation	17,841	25,368
Other long-term liabilities	23,811	24,800

Total liabilities	514,817	581,321

Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 6,472,209 and 6,965,718 shares, respectively	(68,222)	(77,444)
Additional paid-in capital	859,879	866,386
Accumulated (deficit) retained earnings	(110,987)	514,585
Accumulated other comprehensive loss	(3,765)	(9,202)

Total stockholders' equity	677,558	1,294,978

	$1,192,375	$1,876,299

See notes to unaudited Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Nine Months Ended
	September 27, 2002	September 28, 2001
Cash Flows from Operating Activities:
(Loss) earnings before cumulative effect of changes in accounting principles	$(10,009)	$113,494
Adjustments to reconcile (loss) earnings before cumulative effect of changes in accounting principles to net cash provided by operating activities:
Discontinued operations—loss on disposal	8,564	—
Gain on bond repurchase	(3,948)	—
Depreciation and amortization	22,125	52,322
Deferred income tax expense (benefit)	20,311	(23,135)
Restructuring, asset impairments and other charges	5,165	134,651
Gain on sale of Michael Page	—	(305,265)
Other non-cash items	5,500	5,871
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	46,156	75,217
Other assets	(23,151)	(5,137)
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(13,820)	5,979
Accrued restructuring	(12,183)	(20,737)

Net Cash Provided by Operating Activities	44,710	33,260

Cash Flows from Investing Activities:
Proceeds from sale of Michael Page, net of cash sold	—	852,688
Acquisitions and earnout payments, net of cash acquired	(3,554)	(31,320)
Capital expenditures, net	(25,395)	(26,913)
Increase in restricted cash	(111,891)	—
Other	2,305	4,021

Net Cash (Used in) Provided by Investing Activities	(138,535)	798,476

Cash Flows from Financing Activities:
Debt proceeds	200	88,025
Debt repayments	(16,394)	(595,022)
Repurchase of Convertible Subordinated notes	(17,539)	—
Purchase of treasury stock	(1,660)	(36,712)
Proceeds from exercise of employee stock options	71	1,456
Other, net	3,482	(7,124)

Net Cash Used in Financing Activities	(31,840)	(549,377)

Net (decrease) increase in cash and cash equivalents	(125,665)	282,359
Cash and cash equivalents, beginning of period	260,259	38,457

Cash and cash equivalents, end of period	$134,594	$320,816

Supplemental disclosure of Cash Flow Information
Repurchase of Convertible Subordinated Notes:
Total purchase price of notes	$39,576
Payable as of September 27, 2002	(22,037)

Cash paid for notes	$17,539

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

        The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three and nine months ended September 27, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending December 27, 2002. As discussed in Note 7, Discontinued Operations, certain portions of the Company's operations have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements and accordingly, prior period operating results of these subsidiaries have also been reclassified. Additionally, certain 2001 amounts have been reclassified to conform with the current year presentation.

        The condensed consolidated financial statements include the accounts of Spherion Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Spherion does not anticipate that the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which amends other existing authoritative pronouncements to preclude gains and losses on the extinguishments of debt to be recorded as extraordinary unless it meets the specific criteria set forth in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Spherion adopted the provisions of SFAS No. 145 during the third quarter of 2002 and as such the gains recognized on the repurchase of Spherion's 4 1/2% convertible subordinated notes have been recorded as part of earnings from continuing operations and is included in other gains in the accompanying condensed consolidated statements of operations as opposed to an extraordinary item. See Note 11, Convertible Subordinated Notes and Other Financing, for further discussion.

        Effective January 1, 2002, Spherion adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and APB 30. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. During the second quarter of 2002, the Company adopted a plan to dispose of certain consulting businesses in the United Kingdom and The Netherlands within its technology segment and a human capital measurement business within its outsourcing segment. As such, the results of these subsidiaries for all periods presented have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with SFAS No. 144. See Note 7, Discontinued Operations, for further discussion.

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

        Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records franchise royalties in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue" based upon the contractual percentage of franchise sales in the period in which the franchisee provides the service. Franchise royalties, which are included in revenues, were $2.1 million and $5.4 million for the three and nine months ended September 27, 2002, and $1.5 million and $4.1 million for the three and nine months ended September 28, 2001, respectively. The second form of franchising agreement is a licensee agreement where Spherion acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employees and the licensee acts as Spherion's agent providing certain sales and recruiting services. Accordingly, sales and costs of services generated by the licensed operation are recorded gross in Spherion's condensed consolidated statements of operations. Spherion pays the licensee a commission for acting as Spherion's agent and this commission is based on a percentage of gross profit from the office managed by the licensee and averaged 67% and 68% for the three and nine months ended September 27, 2002, respectively, and 62% for both the three and nine months ended September 28, 2001, of the licensed offices' gross profit. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee's full-time office employees. Spherion's condensed consolidated statements of operations reflect the licensee commission as an expense, but do not include the rent, utilities and salaries of the full-time office employees since these expenses are the responsibility of the licensee. Spherion has credit risk for sales to customers through licensee arrangements as Spherion pays all direct costs associated with providing temporary services before related accounts receivable are collected. The Company has partially mitigated this risk by making the licensee responsible to reimburse Spherion up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however, Spherion bears the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollected amounts.

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

        During the second quarter of 2002, Spherion cancelled its $325 million revolving credit facility and its $75 million 364-day credit facility. Letters of credit totaling $80.4 million which support the Company's workers' compensation insurance programs were outstanding as part of these credit facilities. At the time these credit facilities were cancelled and in order to reduce costs, the Company pledged cash to collateralize these existing letters of credit. Additionally, the Company posted cash as collateral for a surety bond in the amount of $22.9 million relating to its workers' compensation insurance programs. As of September 27, 2002, the Company had pledged a total of $111.9 million of cash of which $28.2 million is included in other current assets and $83.7 million is included in restricted cash in the accompanying condensed consolidated balance sheets. These amounts are restricted while the obligations under the workers' compensation program are outstanding and cannot be used for general corporate purposes.

        Subsequent to September 27, 2002, Spherion changed the method by which it collateralizes its workers' compensation and general liability programs. The existing restricted cash deposits of $111.9 million were returned to Spherion and the outstanding letters of credit of $80.4 million and surety bond of $22.9 million were cancelled. Simultaneous with this transaction, Spherion entered into a deductible buyback agreement with its insurance carrier in connection with certain of its worker's compensation and general liability insurance policies and, as such, approximately $90.4 million of cash was deposited with the insurance carrier as collateral for the deductible buyback policy. These deposits will be used to pay insurance losses and cannot be used for general corporate purposes.

4.    Comprehensive Income (Loss)

        The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Net earnings (loss)	$2,256	$(46,870)	$(625,572)	$112,380
Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(1,492)	3,228	5,437	(24,147)
Less: Foreign currency translation adjustments related to the sale of Michael Page	—	—	—	50,799

Foreign currency translation adjustments	(1,492)	3,228	5,437	26,652
Net unrealized gain (loss) on securities arising during the period	—	(284)	—	1,090
Less: Gain on sale of marketable securities included in net earnings (loss)	—	(1,511)	—	(1,511)

Total other comprehensive (loss) income	(1,492)	1,433	5,437	26,231

Total comprehensive (loss) income	$764	$(45,437)	$(620,135)	$138,611

5.    Segment Information

        Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated central costs, amortization expense, net interest expense, income taxes, special items (restructuring, asset impairments and other charges, and other gains, including the gain on the sale of Michael Page, and other gains) and cumulative effect of changes in accounting principles. As discussed in Note 7, Discontinued Operations, certain of the Company's operations have been classified as discontinued operations. Accordingly, current and prior period operating results of these operations have been eliminated from the Company's segment information presented below. Additionally, as discussed in Note 10, Disposition of Michael Page, Spherion completed the initial public offering of shares of Michael Page International plc ("Michael Page"), disposing of 100% of the Company's interest at the beginning of the second quarter of 2001. As such, the results of Michael Page have been presented separately in the Company's segment information for comparative purposes. The basis of segmentation was changed effective with the fourth quarter of 2001 and all prior year amounts have been reclassified for comparative purposes. All material intercompany revenues and expenses have been eliminated.

        Information on operating segments and a reconciliation to earnings (loss) before income taxes, discontinued operations and cumulative effect of changes in accounting principles for the three and nine months ended September 27, 2002 and September 28, 2001, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Revenues:
Recruitment—excluding Michael Page	$367,063	$419,184	$1,081,788	$1,280,442
Technology	82,960	101,679	261,763	346,206
Outsourcing	78,579	90,276	246,001	279,382

Total excluding Michael Page	528,602	611,139	1,589,552	1,906,030
Recruitment—Michael Page	—	—	—	179,642

	$528,602	$611,139	$1,589,552	$2,085,672

Gross profit:
Recruitment—excluding Michael Page	$87,446	$104,164	$254,975	$326,930
Technology	23,554	30,560	75,510	106,793
Outsourcing	20,595	24,988	63,794	72,770

Total excluding Michael Page	131,595	159,712	394,279	506,493
Recruitment—Michael Page	—	—	—	107,252

	$131,595	$159,712	$394,279	$613,745

Segment operating profit:
Recruitment—excluding Michael Page	$4,490	$6,873	$8,323	$20,765
Technology	1,418	5,928	4,856	20,874
Outsourcing	5,302	8,087	14,636	22,201

Total excluding Michael Page	11,210	20,888	27,815	63,840
Recruitment—Michael Page	—	—	—	31,733

Segment operating profit	11,210	20,888	27,815	95,573
Unallocated central costs	(5,998)	(4,862)	(18,414)	(20,535)
Amortization expense	(87)	(7,555)	(226)	(26,726)
Interest expense	(3,015)	(3,367)	(9,416)	(21,286)
Interest income	1,779	3,259	4,726	7,554
Restructuring, asset impairments and other charges	—	(69,652)	(5,165)	(133,206)
Other gains	3,948	2,435	3,948	2,435
Gain on sale of Michael Page	—	—	—	305,265

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	$7,837	$(58,854)	$3,268	$209,074

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

        The following table reconciles the numerator (net earnings/(loss)) and denominator (shares) of the basic and diluted earnings per share computation for the three and nine months ended September 27, 2002 and September 28, 2001.

	Three Months Ended (amounts in thousands, except per share amounts)
	September 27, 2002			September 28, 2001
	Net Earnings	Shares	Per-Share Amount	Net Loss	Shares	Per-Share Amount
Basic EPS	$2,256	59,469	$0.04	$(46,870)	59,211	$(0.79)

Effect of stock options	—	826		—	—

Diluted EPS	$2,256	60,295	$0.04	$(46,870)	59,211	$(0.79)

	Nine Months Ended (amounts in thousands, except per share amounts)
	September 27, 2002			September 28, 2001
	Net Loss	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Basic EPS	$(625,572)	59,375	$(10.54)	$112,380	59,633	$1.88

Effect of dilutive securities:
Stock options and other dilutive securities	—	826		—	423
Convertible notes	—	—		4,744	5,949

Diluted EPS	$(625,572)	60,201	$(10.39)	$117,124	66,005	$1.77

        Since Spherion incurred a net loss for the three months ended September 28, 2001, there is no effect from dilutive securities on the calculation of EPS as such potential common shares would be anti-dilutive.

7.    Discontinued Operations

        During the second quarter of 2002, the Company adopted a plan to dispose of certain consulting businesses in the United Kingdom and The Netherlands within its technology segment and a human capital measurement business within its outsourcing segment. The Company's decision to dispose of these subsidiaries is consistent with the Company's Business Transformation Strategy to improve productivity and enhance profitability. The Company currently expects to complete the disposal of two of these subsidiaries prior to year-end with the disposal of the third subsidiary during the first quarter of 2003.

        As a result of the Company's decision to dispose of these businesses, their operating results for all periods presented and their assets and liabilities as of September 27, 2002, have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with SFAS No. 144. The estimated fair market value of the major classes of assets and liabilities for each subsidiary to be disposed of as of September 27, 2002, as grouped in their former segments, are as follows (in thousands):

	Technology	Outsourcing	Total
Receivables, net	$4,109	$262	$4,371
Other current assets	167	96	263
Goodwill and other intangible assets, net(1)	—	3,233	3,233
Property and equipment, net	774	154	928
Deferred tax asset	3,688	—	3,688

Total assets of discontinued operations	$8,738	$3,745	$12,483

Accounts payable and other accrued expenses	$8,555	$542	$9,097
Other liabilities	230	49	279

Total liabilities of discontinued operations	$8,785	$591	$9,376

(1)
Amounts after write-down of $2.0 million to net realizable value.

        Revenue, pre-tax losses and the expected loss on disposal of these subsidiaries included within loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 27, 2002 and September 28, 2001 are as follows (in thousands):

	Three Months Ended
	September 27, 2002			September 28, 2001
	Technology	Outsourcing	Total	Technology	Outsourcing	Total
Revenues	$5,905	$469	$6,374	$9,942	$666	$10,608

Gross profit	$1,540	$33	$1,573	$2,392	$271	$2,663
Selling, general and administrative expenses and amortization	(2,090)	(541)	(2,631)	(4,383)	(504)	(4,887)
Restructuring charges	—	—	—	(1,351)	—	(1,351)

Pre-tax loss from operations	(550)	(508)	(1,058)	(3,342)	(233)	(3,575)
Pre-tax loss on disposal	—	(1,309)	(1,309)	—	—	—
Income tax benefit	142	658	800	983	64	1,047

Net loss from discontinued operations	$(408)	$(1,159)	$(1,567)	$(2,359)	$(169)	$(2,528)

	Nine Months Ended
	September 27, 2002			September 28, 2001
	Technology	Outsourcing	Total	Technology	Outsourcing	Total
Revenues	$19,911	$2,083	$21,994	$34,777	$2,034	$36,811

Gross profit	$4,546	$577	$5,123	$10,523	$839	$11,362
Selling, general and administrative expenses and amortization	(8,865)	(2,312)	(11,177)	(11,929)	(1,777)	(13,706)
Restructuring charges	(3,269)	—	(3,269)	(1,445)	—	(1,445)

Pre-tax loss from operations	(7,588)	(1,735)	(9,323)	(2,851)	(938)	(3,789)
Pre-tax loss on disposal	(6,755)	(1,809)	(8,564)	—	—	—
Income tax benefit	5,718	1,299	7,017	675	282	957

Net loss from discontinued operations	$(8,625)	$(2,245)	$(10,870)	$(2,176)	$(656)	$(2,832)

        The Company re-evaluated the fair market value of each discontinued operation as of September 27, 2002, and an additional $1.3 million pre-tax loss on disposal was recorded to adjust for expected proceeds on the sale.

        Restructuring, asset impairments and other charges of $3.3 million for the nine months ended September 27, 2002, consist of severance of $2.3 million for 90 employees, lease termination accruals of $0.9 million for 2 locations and $0.1 million of other exit related accruals. Such amounts were incurred as part of the Company's decision to exit these consulting businesses. All affected employees are expected to be severed prior to the end of the year. The lease termination provision will be paid out over the remaining lease terms through 2013 unless earlier buyouts or assignments can be negotiated.

8.    Changes in Accounting Principles

        Spherion adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended at the beginning of the first quarter of 2001, and recorded a cumulative effect of change in accounting principle of $1.1 million, net of an income tax benefit of $0.7 million.

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

        The charge was largely a result of the decrease in Spherion's profitability during 2001 and 2000, which negatively impacted the Company's cash flow projections, and primarily affected two of the three business segments, Recruitment and Technology. The Recruitment segment had grown rapidly through both acquisition and organic growth. With the decline in economic conditions during 2001 and 2000, the purchase prices paid for the recruitment portion of the Norrell acquisition (in both the U.S. and the United Kingdom), the Australian acquisition and various U.S. professional recruiting acquisitions could not be supported based on a discounted cash flow analysis or based on market comparable information resulting in a pre-tax charge of $475.3 million. In the Technology segment, the sharp decline in the post Year 2000 business environment similarly affected a number of Spherion's U.S. acquisitions (Norrell and Computer Power Group) as well as the Company's technology subsidiary in The Netherlands resulting in a pre-tax charge of $214.9 million.

        The changes in the carrying amount of goodwill for the nine months ended September 27, 2002 are as follows (in thousands):

	Recruitment	Technology	Outsourcing	Total
Balance at December 28, 2001	$629,164	$222,577	$161,550	$1,013,291
Impairment loss resulting from SFAS No. 142 adoption	(475,317)	(214,852)	(1,406)	(691,575)
Goodwill acquired during the period	2,691	—	156	2,847
Assets of discontinued operations (1)	—	(1,002)	(4,242)	(5,244)
Foreign currency changes	1,860	1	—	1,861

Balance at September 27, 2002	$158,398	$6,724	$156,058	$321,180

(1)
Amounts prior to write-down of $2.0 million to net realizable value.

        Other intangible assets, which will continue to be amortized, are primarily comprised of trade names, trademarks and non-compete and employment agreements and aggregated $1.3 million, less accumulated amortization of $0.4 million as of September 27, 2002. Annual amortization expense of other intangible assets is expected to be $0.3 million, $0.3 million, $0.2 million and $0.1 million for the fiscal years 2003 through 2006.

        Had we accounted for goodwill under SFAS No. 142 during 2001, the Company's net earnings/(loss) and earnings/(loss) per share from continuing operations would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Net earnings (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principles, as reported	$3,823	$(44,342)	$861	$116,326
Goodwill amortization, net of tax	—	6,623	—	23,926

Net earnings (loss), as adjusted	$3,823	$(37,719)	$861	$140,252

Basic earnings (loss) per share from continuing operations before discontinued operations and cumulative effect of changes in accounting principles:
As reported	$0.06	$(0.75)	$0.01	$1.95

As adjusted	$0.06	$(0.64)	$0.01	$2.35

Diluted earnings (loss) per share from continuing operations before discontinued operations and cumulative effect of changes in accounting principles:
As reported	$0.06	$(0.75)	$0.01	$1.83

As adjusted	$0.06	$(0.64)	$0.01	$2.20

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

        An analysis of the restructuring accruals is as follows (dollar amounts in thousands):

	Facility Closures and Asset write-offs	Number of locations	Severance	Number of personnel	Total
Balance at December 28, 2001	$25,953	57	$7,864	126	$33,817
Utilized—first quarter 2002	(4,708)	(26)	(2,719)	(67)	(7,427)

Balance at March 29, 2002	21,245	31	5,145	59	26,390
Reversal of over accrual—second quarter 2002	(3,500)	—	(1,322)	—	(4,822)
Utilized—second quarter 2002	(2,051)	(15)	(1,646)	(29)	(3,697)
Reclassified to discontinued operations	(635)	(2)	(187)	(6)	(822)

Balance at June 28, 2002	15,059	14	1,990	24	17,049
Utilized—third quarter 2002	(3,850)	(8)	(1,656)	(5)	(5,506)

Balance at September 27, 2002	$11,209	6	$334	19	$11,543

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

11.  Convertible Subordinated Notes and Other Financing

        Spherion's Board of Directors authorized the Company to repurchase from time to time any of its outstanding 4 1/2% convertible subordinated notes in such amounts and on such terms as deemed advisable by the Company. During the quarter ended September 27, 2002, the Company repurchased an aggregate face value of $44.0 million of its outstanding 4 1/2% convertible subordinated notes for a purchase price of $39.6 million. The purchase price consisted of $17.6 million in cash and a $22.0 million payable as of September 27, 2002, which was paid on September 30, 2002. Spherion recorded a gain, net of bond issuance cost write-offs, of $3.9 million, which is included in other gains in the accompanying condensed consolidated statements of operations in accordance with SFAS No. 145. Through November 1, 2002, Spherion redeemed an additional $65.3 million of its convertible subordinated notes realizing a $6.4 million net gain.

        In July of 2002, Spherion entered into a U.S. dollar loan facility secured by substantially all of its domestic accounts receivable. This facility will provide up to $200 million of on-balance sheet financing for an initial 364-day term, which is renewable annually. There are no amounts outstanding under this facility as of September 27, 2002.

12.  Legal Proceedings

        Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion's management does not expect that the outcome of any of these lawsuits, individually or collectively, will have a material adverse effect on Spherion's financial condition, results of operations or cash flows.

        On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with Spherion's contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleges the following causes of action: breach of contract, fraud, negligence and misrepresentation. Spherion denies the allegations of CFC's complaint and intends to vigorously defend against the claims. On April 2, 2001, Spherion filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. Management believes there is no basis for the amount of damages sought in the plaintiff's case. Management further believes that Spherion's insurance will provide adequate coverage of this claim and therefore it is not expected to have a material impact on Spherion's consolidated financial position, liquidity or results of operations. On August 29, 2002, CFC filed motion for leave to file an amended complaint to add a claim for fraudulent inducement.

        Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. (collectively, the "Interim HealthCare Plaintiffs") have an action pending against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to Spherion's divestiture of Interim HealthCare (the "Healthcare Divestiture") in 1997 and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against Spherion in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture allowing the same judge to preside over both actions. Management believes the resolution of this matter will not have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

Results of Operations

        We operate through three operating segments: Recruitment, Technology and Outsourcing. We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated central costs, amortization expense, net interest expense, income taxes, special items (restructuring, asset impairments and other charges, the gain on the sale of Michael Page, and other gains) and cumulative effect of changes in accounting principles.

        During the second quarter of 2002, we adopted a plan to dispose of certain consulting businesses in the United Kingdom and The Netherlands within our technology segment and a human capital measurement business within our outsourcing segment. Our decision to dispose of these subsidiaries is consistent with our Business Transformation Strategy to improve productivity and enhance profitability. We currently expect to complete the disposal of two of these subsidiaries prior to year-end with the disposal of the third subsidiary during the first quarter of 2003. As discussed in Note 7, Discontinued Operations, in the accompanying condensed consolidated financial statements, these subsidiaries have been classified as discontinued operations, and accordingly, current and prior period operating results of these subsidiaries have been eliminated from our segment information presented below.

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

Results of Operations

	Three Months Ended (dollar amounts in thousands)
	September 27, 2002		September 28, 2001
		% of Total		% of Total
Revenues:
Recruitment	$367,063	69.4%	$419,184	68.6%
Technology	82,960	15.7%	101,679	16.6%
Outsourcing	78,579	14.9%	90,276	14.8%

	$528,602	100.0%	$611,139	100.0%

		% of Revenue		% of Revenue
Gross profit:
Recruitment	$87,446	23.8%	$104,164	24.8%
Technology	23,554	28.4%	30,560	30.1%
Outsourcing	20,595	26.2%	24,988	27.7%

	$131,595	24.9%	$159,712	26.1%

Segment operating profit:
Recruitment	$4,490	1.2%	$6,873	1.6%
Technology	1,418	1.7%	5,928	5.8%
Outsourcing	5,302	6.7%	8,087	9.0%

Segment operating profit	11,210	2.1%	20,888	3.4%

Unallocated central costs	(5,998)		(4,862)
Amortization expense	(87)		(7,555)
Interest expense	(3,015)		(3,367)
Interest income	1,779		3,259
Restructuring, asset impairments and other charges	—		(69,652)
Other gains	3,948		2,435

Earnings (loss) from continuing operations before income taxes and discontinued operations	$7,837		$(58,854)

Three Months Ended September 27, 2002 Compared With Three Months Ended September 28, 2001

        Recruitment.    Revenues for the three months ended September 27, 2002, decreased 12.4% to $367.1 million in 2002 from $419.2 million for the same period in the prior year due primarily to lower demand for staffing services. The largest decrease was experienced within the U.S., where revenues were down 12.6% from prior year. U.S. customers continued to show reluctance to increase their contingent workforce or hire on a full time basis. On a sequential quarter basis, recruitment revenues increased 2.5% to $367.1 million in the third quarter of 2002 from $358.1 million in the second quarter of 2002. Revenues compared with the prior year were lower due to our Business Transformation Strategy which included the conversion of certain licensee branches to franchisee contracts (thereby reducing our recorded revenue from gross billings to franchisee fees) and the exiting of targeted lower margin customers mostly in the light industrial sector to reduce workers' compensation exposure. These conversions and exited businesses contributed to a decrease of $40.5 million in revenue from the prior year. Revenues declined in the U.K. by 8.5% and The Netherlands by 1.9% due to lower demand for staffing particularly with customers in the banking sector. Revenues by service line for 2002 within the segment were comprised of 95.8% staffing and 4.2% permanent placement. As a percentage of total recruitment revenues, permanent placement decreased from 5.0% in the prior year due partially to the disposition of the Stratford Group (a retained search firm) in 2001 and as permanent hiring slowed more quickly at most customers than staffing services.

        Gross profit decreased 16.0% to $87.4 million in 2002 from $104.2 million in the prior year, and the overall gross profit margin decreased to 23.8% in 2002 from 24.8% in the prior year. The decrease in gross profit margin is due to lower permanent placement revenues as a percentage of total revenues, pricing pressures, and higher payroll taxes and compensated absence costs.

        Segment operating profit decreased 34.7% to $4.5 million in 2002 from $6.9 million in the prior year. The decrease was due to the reduction in gross profit of $16.8 million, partially offset by lower operating expenses of $14.4 million. Operating expenses as a percentage of revenues decreased to 22.6% in 2002 from 23.2% in 2001, as we were able to reduce costs through our Business Transformation Strategy. This strategy included closing offices in non-strategic markets and terminating redundant employees.

        Spherion was notified during the third quarter of 2002 that a staffing contract with a large customer will be negatively impacted by the customer's recent renegotiation of contracts with its labor unions. As a result, Spherion's recruitment revenues will be impacted by approximately $65 million on an annualized basis, beginning in the first quarter of 2003.

        Technology.    Revenues decreased 18.4% to $83.0 million in 2002 from $101.7 million in the prior year due to lower demand for IT related services. Average billing rates within the U.S. also impacted revenue trends, decreasing from the prior year. On a sequential quarter basis, technology revenues decreased 6.5% in the third quarter of 2002. Revenues by service line for 2002 within the segment were comprised of 76.3% staffing, 23.5% outsourcing and 0.2% permanent placement. As a percentage of total technology revenues, outsourcing services increased from the 2001 level of 21.1%, while staffing decreased from the 2001 level of 78.8% as the demand for new application development has continued to decrease.

        Gross profit decreased 22.9% to $23.6 million in 2002 from $30.6 million in the prior year, and the overall gross profit margin decreased to 28.4% in 2002 from 30.1% in the prior year. The decrease in gross profit margin is primarily due to lower billing rates to customers and higher compensated absence costs, partially offset by a 10% reduction in salary and benefits to consultants during the first quarter of 2002 and improved utilization.

        Segment operating profit decreased 76.1% to $1.4 million in 2002 from $5.9 million in the prior year. The decrease was due to the decrease in gross profit of $7.0 million, partially offset by lower operating expenses of $2.5 million. Operating expenses as a percentage of revenues increased to 26.7% in 2002 from 24.2% in 2001 with about half that increase due to costs incurred during the third quarter of 2002 to integrate certain portions of the technology segment which are not expected to recur in the future. This integration is expected to further reduce segment operating expense in future periods.

        Outsourcing.    Revenues decreased 13.0% to $78.6 million in 2002 from $90.3 million in the prior year due to volume decreases at a major customer and the net loss of business (i.e. lost business exceeded new business). Revenues from human resource consulting services decreased in 2002 compared with 2001 by approximately $2.7 million. On a sequential quarter basis, outsourcing revenues decreased 5.3% in the third quarter of 2002.

        Gross profit decreased 17.6% to $20.6 million in 2002 from $25.0 million in the prior year, and the overall gross profit margin decreased to 26.2% in 2002 from 27.7% in the prior year. The decrease in gross profit margin was primarily due to the decrease in higher margin human resource consulting services as the demand for outplacement services has declined from prior year.

        Segment operating profit decreased 34.4% to $5.3 million in 2002 from $8.1 million in the prior year. The decrease was due to the decrease in gross profit of $4.4 million partially offset by lower operating expenses of $1.6 million. Operating expenses as a percentage of revenues increased to 19.5% in 2002 from 18.7% in 2001 due to a planned increase in expenses in sales, marketing and product development areas to facilitate growth of the outsourcing business.

        Unallocated central costs.    Unallocated central costs increased 23.4% to $6.0 million in 2002 from $4.9 million in the prior year, primarily due to severance and higher operating taxes. As a percentage of consolidated revenues, these costs increased to 1.1% in 2002 from 0.8% in the prior year.

        Amortization expense.    Amortization expense decreased to $0.1 million in 2002 from $7.6 million in 2001. With the adoption of SFAS No. 142 at the beginning of 2002, we discontinued the amortization of all intangible assets that have indeterminate lives. See Note 8, Changes in Accounting Principles, in the accompanying notes to condensed consolidated financial statements, for further information.

        Interest expense.    Interest expense decreased 10.5% to $3.0 million in 2002 from $3.4 million last year. This decrease resulted from lower debt levels. Average borrowings outstanding during the third quarter of 2002 of $211.6 million carried an average rate of interest of 5.7%, compared with $227.9 million outstanding during the third quarter of 2001 at an average rate of interest of 5.7%.

        Interest income.    Interest income decreased 45.4% to $1.8 million in 2002 from $3.3 million in 2001 due primarily to lower interest rates and a lower investment balance. The average interest rates earned were 1.7% and 4.0% in 2002 and 2001, respectively.

        Restructuring, asset impairments and other charges.    During the third quarter of 2001, we recorded pre-tax restructuring, asset impairments and other charges for continuing operations of approximately $69.7 million. See "Restructuring, Asset Impairments and Other Charges" section below for further discussion.

        Other gains.    During the third quarter of 2002, we recorded a pre-tax gain of $3.9 million on the repurchase of a portion of our 4 1/2% convertible subordinated notes. See Note 11, Convertible Subordinated Notes and Other Financing, in the accompanying notes to condensed consolidated financial statements for further discussion. During the third quarter of 2001, we recorded a pre-tax gain on the sale of securities of $2.4 million.

        Income taxes.    The effective income tax rate on the earnings from continuing operations for the third quarter of 2002 was 51.2%. We currently expect our effective tax rate for all of 2002 to approximate 50% and will differ from the statutory federal income tax rate primarily due to the impact of non-deductible losses on the Company-owned life insurance and foreign, state and local income taxes, and federal employment tax credits. The effective tax rate in the third quarter 2001 was a benefit of 24.7%, which reflected the impact of non-deductible goodwill included in pre-tax earnings for 2001.

        Discontinued operations.    Spherion recorded a pre-tax loss from discontinued operations in the amount of $2.4 million for the three months ended September 27, 2002, including an additional $1.3 million fair market value write-down. Operating losses from these operations (excluding restructuring and other charges) have decreased to $1.1 million during 2002 compared to a loss of $2.2 million in 2001 due primarily to elimination of operating costs and depreciation in the current year in preparation of the sale of these businesses.

        Net earnings (loss).    Spherion recorded net earnings of $2.3 million, or $0.04 per diluted share during the third quarter of 2002 compared to a loss of ($46.9) million, or ($0.79) per diluted share in 2001. The earnings in 2002 are primarily due to the continued reduction of operating expenses and the gain realized on the repurchase of a portion of our 4 1/2% convertible subordinated notes. The loss in prior year is due primarily to the restructuring, asset impairments and other charges recorded in the third quarter of 2001.

Results of Operations

	Nine Months Ended (dollar amounts in thousands)
	September 27, 2002		September 28, 2001
		% of Total		% of Total
Revenues:
Recruitment—excluding Michael Page	$1,081,788	68.1%	$1,280,442	61.4%
Technology	261,763	16.4%	346,206	16.6%
Outsourcing	246,001	15.5%	279,382	13.4%

Total excluding Michael Page	1,589,552	100.0%	1,906,030	91.4%
Recruitment—Michael Page	—	—	179,642	8.6%

	$1,589,552	100.0%	$2,085,672	100.0%

		% of Revenue		% of Revenue
Gross profit:
Recruitment—excluding Michael Page	$254,975	23.6%	$326,930	25.5%
Technology	75,510	28.8%	106,793	30.8%
Outsourcing	63,794	25.9%	72,770	26.0%

Total excluding Michael Page	394,279	24.8%	506,493	26.6%
Recruitment—Michael Page	—	—	107,252	59.7%

	$394,279	24.8%	$613,745	29.4%

Segment operating profit:
Recruitment—excluding Michael Page	$8,323	0.8%	$20,765	1.6%
Technology	4,856	1.9%	20,874	6.0%
Outsourcing	14,636	5.9%	22,201	7.9%

Total excluding Michael Page	27,815	1.7%	63,840	3.3%
Recruitment—Michael Page	—	—	31,733	17.7%

Segment operating profit	27,815	1.7%	95,573	4.6%

Unallocated central costs	(18,414)		(20,535)
Amortization expense	(226)		(26,726)
Interest expense	(9,416)		(21,286)
Interest income	4,726		7,554
Restructuring, asset impairments and other charges	(5,165)		(133,206)
Other gains	3,948		2,435
Gain on sale of Michael Page	—		305,265

Earnings from continuing operations before income taxes, discontinued operations, and cumulative effect of changes in accounting principles	$3,268		$209,074

Nine Months Ended September 27, 2002 Compared With Nine Months Ended September 28, 2001

        Recruitment—Excluding Michael Page.    Revenues decreased 15.5% to $1.1 billion for the nine months ended September 27, 2002 from $1.3 billion for the same period in the prior year due primarily to lower demand for staffing services in all of our major markets. Within the U.S., revenues were down 15.8% as the economy slowed throughout 2001 and this trend continued during the first half of 2002. Additionally, as part of our Business Transformation Strategy, we continued to convert certain company owned branches and licensee branches to franchisee contracts and exited targeted lower margin customers mostly in the light industrial sector to reduce workers' compensation exposure. International revenues declined in the U.K. by 11.1% and The Netherlands by 10.1% due to lower demand for staffing and the loss of a customer in The Netherlands. Revenues by service line for 2002 within the segment were comprised of 95.8% staffing and 4.2% permanent placement. As a percentage of total recruitment revenues, permanent placement decreased from 5.5% in the prior year partially due to the disposition of the Stratford Group (a retained search firm) in 2001 and as permanent hiring slowed more quickly at most customers than staffing services.

        Gross profit decreased 22.0% to $255.0 million in 2002 from $326.9 million in the prior year and the overall gross profit margin decreased to 23.6% in 2002 from 25.5% in the prior year. The decrease in gross profit margin is due to lower permanent placement revenues as a percentage of total revenues, pricing pressures and higher payroll taxes.

        Segment operating profit decreased 59.9% to $8.3 million in 2002 from $20.8 million in the prior year. The reduction was due to the decrease in gross profit of $71.9 million, partially offset by lower operating expenses of $59.4 million. Operating expenses as a percentage of revenues decreased to 22.8% in 2002 from 23.9% in 2001 as we were able to reduce costs through our Business Transformation Strategy.

        Technology.    Revenues decreased 24.4% to $261.8 million in 2002 from $346.2 million in the prior year due to lower demand for IT related services. Average billing rates within the U.S. also impacted revenue trends, decreasing from the prior year level. Revenues by service line for 2002 within the segment were comprised of 77.2% staffing, 22.7% outsourcing and 0.1% permanent placement. As a percentage of total technology revenues, outsourcing services increased from the 2001 level of 18.3%, while staffing decreased from the 2001 level of 81.5% as the demand for new application development has continued to decrease.

        Gross profit decreased 29.3% to $75.5 million in 2002 from $106.8 million in the prior year, and the overall gross profit margin decreased to 28.8% in 2002 from 30.8% in the prior year. The decrease in gross profit margin is primarily due to lower billing rates to customers and higher compensated absence costs, partially offset by a 10% reduction in salary and benefits to consultants implemented in the first quarter of 2002 and improved utilization.

        Segment operating profit decreased 76.7% to $4.9 million in 2002 compared with an operating profit of $20.9 million in the prior year. The reduction was due to the decrease in gross profit of $31.3 million, partially offset by lower operating expenses of $15.3 million. Operating expenses as a percentage of revenues increased to 27.0% in 2002 from 24.8% in 2001 as revenues declined more rapidly than costs were reduced.

        Outsourcing.    Revenues decreased 11.9% to $246.0 million in 2002 from $279.4 million in 2001 due to volume decreases at a major customer and the net loss of business (i.e. lost business exceeded new business). Revenues from human resource consulting services decreased approximately $5.9 million from the prior year.

        Gross profit decreased 12.3% to $63.8 million in 2002 from $72.8 million in the prior year and the overall gross profit margin remained relatively constant at 25.9% in 2002 and 26.0% in the prior year.

        Segment operating profit decreased 34.1% to $14.6 million in 2002 from $22.2 million in the prior year. The decrease was due to the decrease in gross profit of $9.0 million, partially offset by lower operating expenses of $1.4 million. Operating expenses as a percentage of revenues increased to 20.0% in 2002 from 18.1% in 2001 due to higher operating expenses in human resource consulting services and a planned increase in expenses in sales, marketing and product development areas to facilitate growth of the outsourcing business.

        Unallocated central costs.    Unallocated central costs decreased 10.3% to $18.4 million in 2002 from $20.5 million in the prior year, primarily due to charges recorded in 2001 for a $2.5 million bad debt provision related to a loan made to a company in which we previously had an investment and higher professional fees associated with the development of our Business Transformation Strategy. As a percentage of consolidated revenues, these costs increased to 1.2% during 2002 compared to 1.1% in 2001 (excluding Michael Page which did not significantly impact central cost levels).

        Amortization expense.    Amortization expense decreased to $0.2 million in 2002 from $26.7 million in 2001. With the adoption of SFAS No. 142, we discontinued the amortization of all intangible assets that have indeterminate lives. See Note 8, Changes in Accounting Principles, in the accompanying notes to condensed consolidated financial statements for further information.

        Interest expense.    Interest expense decreased 55.8% to $9.4 million in 2002 from $21.3 million last year. This decrease resulted from lower debt levels, due primarily to the repayment of debt with the proceeds from the sale of Michael Page during the second quarter of 2001. Average borrowings outstanding during the first nine months of 2002 of $219.1 million carried an average rate of interest of 5.53%, compared with $439.2 million outstanding during the first nine months of 2001 at an average rate of interest of 6.3%.

        Interest income.    Interest income decreased 37.4% to $4.7 million in 2002 from $7.6 million in 2001 due to lower investment balances and lower interest rates in the current year. Current and prior year investment balances relate to proceeds from the sale of Michael Page in the prior year. The proceeds from the sale were invested primarily in money market funds, and the remaining proceeds are classified as cash equivalents in the accompanying condensed consolidated balance sheets.

        Restructuring, asset impairments and other charges.    During the second quarter of 2002 we recorded pre-tax restructuring, asset impairments and other charges in the amount of $5.2 million. During the third and first quarters of 2001, we recorded pre-tax restructuring, asset impairments and other charges on continuing operations of $69.7 million and $63.5 million, respectively. See section "Restructuring, Asset Impairments and Other Charges" below for further discussion.

        Other gains.    During the third quarter of 2002, we recorded a pre-tax gain of $3.9 million on the repurchase of a portion of our 4 1/2% convertible subordinated notes. See Note 11, Convertible Subordinated Notes and Other Financing, in the accompanying condensed consolidated financial statements for further discussion. During the third quarter of 2001, we recorded a pre-tax gain on the sale of securities of $2.4 million.

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

        Income Taxes.    The effective income tax rate on earnings from continuing operations for the nine months ended September 27, 2002 was 73.7% compared with a 44.4% effective rate on the earnings recorded in 2001. Our effective tax rate in 2002 differs from the statutory federal income tax rate primarily due to the impact of non-deductible losses on Company-owned life insurance and foreign, state and local income taxes, and federal employment tax credits.

        Discontinued operations.    During the second quarter of 2002, Spherion adopted a plan to exit certain consulting businesses, primarily in the Technology segment. Spherion recorded a pre-tax loss from discontinued operations in the amount of $17.9 million for the nine months ended September 27, 2002. This loss is comprised of a loss of $8.6 million to write-down the businesses to their expected fair market value and operating losses of $9.3 million. The operating losses include restructuring and other charges in the amount of $3.3 million for severance and real estate exit costs to prepare these business units for sale. Pre-tax operating losses from these operations (excluding restructuring and other charges) have increased to $6.0 million during 2002 in comparison with $2.3 million in 2001 due primarily to a slowdown in European technology spending.

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

        Net (loss) earnings.    Spherion recorded a net loss for the nine months ended September 27, 2002, of ($625.6) million, or ($10.39) per diluted share compared to net earnings of $112.4 million, or $1.77 per diluted share in the prior year, due primarily to the accounting change related to the impairment of goodwill in the current year. Results in the prior year included the gain on sale of Michael Page, partially offset by restructuring and other charges. The weighted average number of shares used in the calculation of diluted earnings per share decreased to 60.2 million from 66.0 million in the prior year due to the exclusion of certain common stock equivalents as they would be anti-dilutive in the current year.

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

	Facility Closures and Asset write-offs	Number of locations	Severance	Number of personnel	Total
Balance at December 28, 2001	$25,953	57	$7,864	126	$33,817
Utilized—first quarter 2002	(4,708)	(26)	(2,719)	(67)	(7,427)

Balance at March 29, 2002	21,245	31	5,145	59	26,390
Reversal of over accrual—second quarter 2002	(3,500)	—	(1,322)	—	(4,822)
Utilized—second quarter 2002	(2,051)	(15)	(1,646)	(29)	(3,697)
Reclassified to discontinued operations	(635)	(2)	(187)	(6)	(822)

Balance at June 28, 2002	15,059	14	1,990	24	17,049
Utilized—third quarter 2002	(3,850)	(8)	(1,656)	(5)	(5,506)

Balance at September 27, 2002	$11,209	6	$334	19	$11,543

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

Liquidity and Capital Resources

Cash Flow

        Cash provided by operating activities for the nine months ended September 27, 2002 was $44.7 million compared with $33.3 million in the same period of 2001. The $11.4 million increase in operating cash is due to the following factors: working capital was a source in 2002 versus a use of working capital in 2001 (after adjusting for taxes payable on the Michael Page transaction, restructuring and discontinued operations of $74.9 million, and deferred taxes); offset by lower earnings in 2002 as compared to 2001 (excluding the after-tax impacts of the gain on the sale of Michael Page, restructuring, other gains and discontinued operations); and a decrease of depreciation and amortization in 2002, due primarily to the elimination of amortization from the adoption of SFAS No. 141.

        Investing activities used $138.5 million of cash during the nine months ended September 27, 2002 compared to proceeds provided by investing activities of $798.5 million in the same period of 2001. Included in 2001 were the proceeds from the sale of Michael Page of $852.7 million. During 2002, Spherion invested $111.9 million in restricted cash to collateralize its workers' compensation obligations. Earnout and escrow payments associated with prior acquisitions decreased approximately $23.5 million from the prior year. Capital expenditures (excluding $5.2 million related to Michael Page in 2001) increased by approximately $3.7 million in 2002 mainly due to higher expenditures for hardware and software to improve systems capabilities.

        Cash used in financing activities was $31.8 million for the nine months ended September 27, 2002 compared with $549.4 million in the same period of the prior year. Cash used by financing activities for the nine months ended September 28, 2001 primarily reflects the repayment of debt using the proceeds from the sale of Michael Page and share repurchases of $36.7 million. The use of cash during 2002 primarily reflects the repayment of short-term borrowings associated with prior year acquisitions and the cash used to repurchase a portion of 4 1/2% outstanding convertible subordinated notes.

Liquidity

        As of September 27, 2002, Spherion had total cash resources available of $134.6 million. This was a decrease of $125.7 million from December 28, 2001, and is due primarily to pledging $111.9 million in restricted cash as discussed below. Of our available cash resources, $118.9 million were held in the U.S. and the remainder by foreign subsidiaries.

        In July 2002, we entered into a U.S. dollar loan facility secured by substantially all domestic accounts receivable. This facility will provide up to $200 million of on-balance sheet financing for an initial 364-day term, which is renewable annually. There are no amounts outstanding under this facility as of September 27, 2002.

        During the second quarter of 2002, we cancelled our $325 million revolving credit facility and our $75 million 364-day credit facility. Letters of credit, totaling $80.4 million which support our workers' compensation insurance programs, were outstanding as part of these credit facilities. At the time these credit facilities were cancelled and in order to reduce our costs, we pledged cash to collateralize these existing letters of credit. Additionally, we posted cash as collateral for a surety bond in the amount of $22.9 million relating to our workers' compensation insurance programs. As of September 27, 2002, we had pledged a total of $111.9 million of cash which is included in other current assets and restricted cash in the accompanying condensed consolidated balance sheets. These amounts are restricted while the obligations under the workers' compensation program are outstanding and cannot be used for general corporate purposes. The restricted cash balance is invested in short-term investment grade money market funds.

        Subsequent to September 27, 2002, we changed the method by which we collateralize our workers' compensation and general liability programs. The existing restricted cash deposits of $111.9 million which collateralized the workers' compensation program were returned to us and the outstanding letters of credit of $80.4 million and surety bond of $22.9 million were cancelled. Simultaneous with this transaction, we entered into a deductible buyback agreement with our insurance carrier in connection with certain of our workers' compensation and general liability insurance policies and as such $90.4 million of cash was deposited with our insurance carrier as collateral for the deductible buyback policy. These deposits will be used to pay insurance losses and cannot be used for general corporate purposes.

        While our acquisition strategy has substantially slowed since 2000, we may from time to time consider certain acquisitions in our business segments on an opportunistic basis.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        As of September 27, 2002, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

        Our outstanding variable-rate debt at September 27, 2002 and September 28, 2001 was $8.9 million and $18.9 million, respectively. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.1 million and $0.2 million in 2002 and 2001, respectively, on an annual basis.

        In May 1998, Spherion issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. The fair value of these notes as of September 27, 2002 was $133.8 million, compared with the related carrying value of $163.0 million. Our Board of Directors authorized us to repurchase from time to time any of our outstanding 4 1/2% convertible subordinated notes in such amounts and on such terms as deemed advisable by the Company. During the third quarter, we repurchased an aggregate face value of $44.0 million of these Notes and recorded a pre-tax gain of $3.9 million on the purchase.

        From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. At September 27, 2002, we had no outstanding forward contracts.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:

  Within the 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in reports we file or submit under the Securities Exchange Act of 1934.

(b)
Changes in Internal Controls

  There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of our most recent evaluation.

Forward-looking Statements

        In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Form 10-Q and our Annual Report on Form 10-K. Statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements, including but not limited to statements regarding the following: (i) our plans, intentions and expectations with respect to our future prospects, including business and growth strategies; (ii) industry trends and competitive conditions; (iii) expected capital expenditures to be made in the future; (iv) resolution of pending litigation without material adverse effect on us; (v) currency fluctuations; and (vi) our quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from our beliefs or expectations are the following:

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

  •
  Lack of client investments in new technology may result in reduced demand for our Technology Services. As a result, revenues from our Technology business segment may continue to decline.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with Spherion's contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleges the following causes of action: breach of contract, fraud, negligence and misrepresentation. Spherion denies the allegations of CFC's complaint and intends to vigorously defend against the claims. On April 2, 2001, Spherion filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. Management believes there is no basis for the amount of damages sought in the plaintiff's case. Management further believes that Spherion's insurance will provide adequate coverage of this claim and therefore it is not expected to have a material impact on Spherion's consolidated financial position, liquidity or results of operations. On August 29, 2002, CFC filed motion for leave to file an amended complaint to add a claim for fraudulent inducement.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
10.23	Amended and Restated Receivables Sale Agreement dated as of August 19, 2002 by and among the registrant, Spherion Assessment Inc., Norcross Teleservices Inc., Comtex Information Systems, Inc., Spherion Pacific Enterprises LLC, Spherion Atlantic Enterprises LLC, Spherion Pacific Operations LLC, Spherion Atlantic Operations LLC, Spherion Atlantic Resources LLC, Spherion Atlantic Workforce LLC, Spherion Pacific Resources LLC, Spherion Pacific Workforce LLC and each of Spherion's direct or indirect wholly-owned subsidiaries that thereafter becomes an Originator thereunder, as Originators, and Spherion Receivables LLC, as Buyer, filed as Exhibit 10.23 hereto.
10.24
Amended and Restated Credit and Security Agreement dated as of August 19, 2002, by and among Spherion Receivables LLC, as Borrower, Spherion, as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks from time to time party thereto and Wachovia Bank, N.A., as Administrative Agent, filed as Exhibit 10.24 hereto.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.1 hereto.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.2 hereto.
(b)
On August 1, 2002, we filed a Report on Form 8-K pertaining to the issuance of a press release containing financial information for Spherion for the quarter ended June 28, 2002 as well as forward-looking statements for future time periods.

  On August 14, 2002, we filed a Report on Form 8-K filing the required sworn statements pursuant to Securities and Exchange Commission Order No. 4-460, for each of the Principal Executive Officer, Cinda A. Hallman, and Principal Financial Officer, Roy G. Krause, of Spherion.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION (Registrant)
Date: November 11, 2002	By:	/s/ ROY G. KRAUSE Roy G. Krause Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Cinda A. Hallman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Spherion Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Cinda A. Hallman Cinda A. Hallman President and Chief Executive Officer

I, Roy G. Krause, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Spherion Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Roy G. Krause Roy G. Krause Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Document
10.23	Amended and Restated Receivables Sale Agreement dated as of August 19, 2002 by and among the registrant, Spherion Assessment Inc., Norcross Teleservices Inc., Comtex Information Systems, Inc., Spherion Pacific Enterprises LLC, Spherion Atlantic Enterprises LLC, Spherion Pacific Operations LLC, Spherion Atlantic Operations LLC, Spherion Atlantic Resources LLC, Spherion Atlantic Workforce LLC, Spherion Pacific Resources LLC, Spherion Pacific Workforce LLC and each of the Spherion's direct or indirect wholly-owned subsidiaries that thereafter becomes an Originator thereunder, as Originators, and Spherion Receivables LLC, as Buyer.
10.24
Amended and Restated Credit and Security Agreement dated as of August 19, 2002, by and among Spherion Receivables LLC, as Borrower, Spherion, as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks from time to time party thereto and Wachovia Bank, N.A., as Administrative Agent.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.1 hereto.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.2 hereto.

QuickLinks

TABLE OF CONTENTS
Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 3. Quantitative And Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index