Form 10-K
period 2002-12-27
SPHERION CORP
filed 2003-03-13
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2002

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

None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock as of June 28, 2002 on the New York Stock Exchange, was $696,369,972.

        Number of shares of Registrant's Common Stock, par value $.01 per share ("Common Stock"), outstanding on February 21, 2003 was 59,188,766.

        Documents Incorporated by Reference:

        Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after December 27, 2002, are incorporated herein by reference in response to Part III, Items 10, 11 and 13, inclusive.

PART I

Item 1.    BUSINESS

Company Overview

        Spherion Corporation enhances the business performance of our clients through Recruitment, Technology and Outsourcing services and currently operates in seven countries: Australia, Canada, Hong Kong, New Zealand, The Netherlands, the United Kingdom and the United States. Recruitment services include temporary staffing and permanent placement of personnel in the following skill categories: office, clerical and administrative, light industrial, accounting/finance, engineering, sales/marketing, human resources and law. Technology services include staffing and outsourcing (managed services) for a client's technology applications and infrastructure. Areas of expertise include: quality assurance, project management, help desk, data center and network operations. Outsourcing services assume responsibility for client functions in call center, employment and administrative services. In addition, we provide human resource consulting services of outplacement, assessment and workforce consulting to help clients in the planning, acquisition and optimization of their workforce. Founded in 1946, we are headquartered in Fort Lauderdale, Florida, and operate a network of approximately 820 locations.

        For the year ended December 27, 2002, we had revenues of $2.1 billion, of which $1,875.6 million, $118.4 million and $122.1 million were related to operations in North America, Europe and Australia, respectively.

        During 2002, we adopted a plan to dispose of certain consulting businesses in the United Kingdom and The Netherlands within our Technology segment and Saratoga, a human capital measurement business within our Outsourcing segment. Our decision to dispose of these subsidiaries is consistent with our Business Transformation Strategy to improve productivity and enhance profitability. We have completed the disposal of one of these subsidiaries prior to December 27, 2002 and expect to complete the disposal of the other two subsidiaries during the first half of 2003. As a result of our decision to dispose of these businesses, operating results for all periods presented and the related assets and liabilities as of December 27, 2002, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

        During 2001, we completed the sale of several businesses, the most significant of which was Michael Page Group PLC. We completed the initial public offering of shares of Michael Page Group PLC, disposing of 100% of our interest on or about April 2, 2001. Our proceeds were approximately $710 million, net of taxes and expenses. We recorded a gain on the transaction of $305.7 million ($186.3 million after-tax) of which an $11.4 million ($7.2 million after-tax) gain related to foreign currency gains on forward contracts. We also assessed our portfolio of businesses and determined that three businesses did not provide the returns required by us or were non-strategic. Consequently, we sold the StratfordGroup (retained executive search), Tutor Recursos Humanos (commercial staffing in Spain) and JobOptions (internet job board) during the fourth quarter of 2001. These sales resulted in a loss of $37.1 million.

        The following table summarizes the operating results for the four business units that were sold in 2001, as described above, for the periods they were owned by us (in thousands):

	Fiscal Years Ended
	December 28, 2001	December 29, 2000
Revenues	$203,177	$685,043
Earnings before interest and taxes	$19,541	$95,207

        The results of the businesses sold in 2001 are included in the statements of operations and cash flows through the dates of their disposition.

Industry Overview

        We operate in three segments: Recruitment, Technology and Outsourcing. The market, size and growth rates for each of our three operating segments vary. Although the market for each of the service offerings was negatively impacted by United States and global economic slowing during 2002, the market for each of our three major lines of business are all expected to increase on a long-term basis.

        According to the Staffing Industry Report, the United States recruitment market including temporary staffing and permanent placement services was estimated to be approximately $97 billion in 2002. Growth rates averaged approximately 13% from 1997 to 2000. The slowdown in the United States economy during 2002 and 2001 significantly impacted the recruitment market. Industry analysts estimated a year over year decline in the staffing industry of approximately 8% and 12% in 2002 and 2001, respectively. However, due to an aging workforce which is expected to result in tighter labor supplies, analysts generally believe that the recruitment market will return to growth when the United States economy improves. Morgan Stanley Research estimated the European and Australian recruitment markets in 2002 are estimated at approximately $48 billion and $2 billion, respectively.

        Our Technology segment delivers information technology staffing and managed services to our clients. The staffing and permanent placement of information technology professionals is included in this segment. We also participate, to a lesser extent, in the information systems consulting and applications development and maintenance market. International Data Corporation (IDC) estimates that this market was approximately $39 billion in 2002 worldwide. The information technology services market, while generating significant growth during the later half of the 1990s, has declined since the year 2000 due to lower demand following Y2K and a United States economic slowdown.

        The worldwide business process outsourcing market ("BPO") was estimated at approximately $143 billion in 2002 by Gartner, Inc. We derive the majority of our outsourcing revenues in the areas of call center and administrative outsourcing services, which are part of the $16 billion sales, marketing and customer care and $99 billion business administration segments of the BPO market, respectively. We believe that as client companies continue to recognize the value of outsourcing solutions, this industry will exhibit strong growth rates and may be relatively insulated from economic cycles due to the long-term nature of outsourcing engagements.

Business Strategy

        During 2001, we announced our Business Transformation Strategy, which is focused on increasing the predictability of revenues and earnings, continuing productivity improvements and enhancing profitability.

        Within the Recruitment operating segment, we are committed to growing higher margin administrative and professional services. Business in this segment is primarily focused on selling to local decision makers within client organizations of varied size and industry, where the emphasis is primarily on quality of service and candidate as well as our local operation's relationships with clients, and the emphasis on price is secondary. These efforts are supported by local market advertising and sales programs which have been recently enhanced.

        Our Technology operating segment delivers staffing and outsourcing (managed services) in the areas of quality assurance, project management, helpdesk, data center and network operations. Our growth strategy within this operating segment is to expand business which is non-discretionary in nature such as helpdesk, applications maintenance and data center and network operations. According to Gartner, Inc., approximately 75% of technology spending is non-discretionary.

        As part of the Business Transformation Strategy, we are placing significant effort and resources on further refining and expanding our Outsourcing operating segment. Since multi-year agreements are typical within the outsourcing arena, increasing the proportion of outsourcing services as a percentage of our total business is important to improving the predictability of our performance. To be successful, we will leverage current recruitment, call center and administrative service competencies and pursue partnership opportunities to complete service offerings, expand delivery channels and increase sales.

Operations Overview

        Within our operating segments, we provide one to three primary services—staffing, outsourcing, and permanent placement. Staffing services are generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or pay plus burden. Outsourcing services are generally long-term customer contracts in call center, employment and administrative services. Fees are determined based on a combination of headcount, managed service level agreements provided and/or fixed fee per transaction/unit processed. Permanent placement fees are generally determined as a percentage of first year compensation for the candidate placed. Billing is contingent on filling the assigned position. The following presents the 2002 revenues derived from each of these services within our three operating segments (in thousands):

	Recruitment		Technology		Outsourcing
	Amount	% Total	Amount	% Total	Amount	% Total
Staffing	$1,390,395	96.0%	$261,346	77.0%	$—	—%
Outsourcing	—	—%	77,810	22.9%	327,448	100.0%
Permanent placement	58,568	4.0%	500	0.1%	—	—%

Total	$1,448,963	100.0%	$339,656	100.0%	$327,448	100.0%

        The activities of the three segments are as follows:

        Recruitment—Recruitment services include staffing and permanent placement of personnel in the following skill categories: office, clerical and administrative, light industrial, accounting/finance, engineering, sales/marketing, human resources and law. Recruitment services are provided primarily in North America, with operations also in Europe and Australia.

        Technology—Technology includes staffing and outsourcing (managed services) for a client's technology applications and infrastructure. Areas of expertise include quality assurance, project management, help desk, data center and network operations. Services are provided primarily in North America; the operations in the United Kingdom were sold in 2002 and the sale of The Netherlands operations is expected to occur in the first half of 2003.

        Outsourcing—Outsourcing assumes responsibility for client functions in call center, employment and administrative services. We offer outsourcing services primarily in the United States whereby our clients delegate to us and we manage the selected processes based on measurable performance criteria. Clients outsource business processes to improve efficiency and productivity while lowering costs. In addition, we provide human resource consulting services primarily in the United States to help clients in the planning, acquisition and optimization of their workforce. Our human resource consulting offerings include outplacement, assessment and workforce consulting.

Location Structure

        Our locations are company-owned, licensed and franchised. We believe that we can increase profitability and serve our customer base through a combination of company-owned, licensed and franchised locations. For 2002, 86% of revenues were derived from company-owned locations, with the remaining derived from franchised and licensed locations.

        The following table details the number of locations, which are company-owned, licensed and franchised as of the end of the periods listed.

	Fiscal Years Ended December
Number of Locations
	2002	2001	2000
Company-owned locations	580	604	883
Licensed locations	130	225	261
Franchised locations	112	112	113

Total	822	941	1,257

  Company-Owned Locations

        We operate both company-owned branch locations and on-premise locations. A branch location is designed to serve multiple clients in a geographic market, while the on-premise location is established at the client's location to serve only that client. As of December 27, 2002, we operated 580 company-owned branch and on-premise locations, which decreased from the prior year due primarily to the closure and consolidation of locations in smaller, non-strategic markets as a result of our Business Transformation Strategy.

  Licensed Locations

        We grant licenses, which give the licensee the right to establish a recruitment business utilizing our trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. We typically grant licensees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel within a designated geographic area. We also assist our licensees in obtaining business from our national accounts and provide them with national, regional and cooperative local advertising. License agreements are generally for an initial term of 10 years and are renewable for successive 5-year terms at our discretion. As of December 27, 2002, our 58 licensees operated 130 licensed locations. All licensees operated within the Recruitment segment.

        Licensees operate within the framework of our policies and standards. We provide workers' compensation, general liability, professional liability, fidelity bonding and state unemployment coverage for temporary employees. We bill all customers serviced by licensees in our name and collect the remittances.

        In our licensee arrangements, we act as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the licensee acts as our agent providing certain sales and recruiting services. Sales by the licensed locations are included in our revenues and the direct costs of services (payroll for the temporary employees and related payroll taxes and employee benefits) are included in our cost of sales. We are responsible for paying the wages of the temporary employees and all related payroll taxes and insurance and collecting accounts receivable. The licensee is responsible to reimburse us up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments). However, we bear the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollectible accounts.

        The licensee is responsible for establishing their location and paying their related administrative and operating expenses, such as the rent, utilities and salaries of their full-time office employees. The licensee receives a commission from us, which averaged 68% of the licensed offices' gross profit for the year ended December 27, 2002. Our consolidated statements of operations reflect the licensee commission as an operating expense, but does not include the rent, utilities and salaries of the licensee's full-time office employees since these expenses are the responsibility of the licensee. Our consolidated balance sheets include the accounts receivable, payroll liabilities for temporary employees and related employee benefit liabilities and the licensee commission payable.

        From time to time, we will finance a portion of the purchase price of the license at market rates of interest or provide working capital loans to licensees. The outstanding principal balance of such notes receivable was $1.7 million as of December 27, 2002.

        As a continuation of our Business Transformation Strategy, we may continue to identify licensees whose operating practices are not in alignment with our operating strategy and convert these operations to company-owned, franchised or independent operations.

  Franchised Locations

        We have been granting franchises for approximately 40 years. Franchise agreements are 10 years in length and renewable every 5 years thereafter. A number of franchisees are second-generation owners. Most franchisees operate more than one franchise. As of December 27, 2002, Spherion's 23 franchisees operated 112 locations.

        We grant franchisees the right to market and furnish staffing services within a designated geographic area using our trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. We provide franchises with our national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of our policies and standards and recruit, employ and pay their own full-time and temporary employees. We receive royalty fees from each franchise based upon its sales which approximated 4% of franchise sales during the year ended December 27, 2002.

        From time to time, we will finance a portion of the purchase price of the franchise at market rates of interest or provide working capital loans to franchisees. The outstanding principal balance of such notes receivable was $5.8 million as of December 27, 2002.

Acquisitions

        Due to changes in our acquisition strategy, we have announced that we do not currently expect to undertake any significant acquisitions. However, we may consider small acquisitions within each operating segment to fill geographic needs or to complete a service offering. In 2002, we acquired one small recruitment business and a few of our licensee and franchisee operations, aggregating $3.7 million. Our acquisition payments were $38.5 million in 2001 and $127.5 million in 2000, including cash, stock and notes. The 2001 and 2000 acquisitions included contingent payments for acquisitions consummated in prior years and other acquisitions, primarily for repurchases of licensee and franchise operations.

        We are generally the purchaser of choice when a Spherion franchisee or licensee decides to sell its business. We have a first right of refusal on any franchise or license sale at the same terms and conditions as may be agreed with another purchaser (who ultimately must be approved by us, even if we waive our right of first refusal), and we have a standard end of term purchase option on our licenses and our more recently granted franchises, however we are not obligated in our standard agreements to repurchase either our franchisees or licensees.

Competition

        We operate in a highly competitive, fragmented market in each of our three operating segments. In addition, especially within the Recruitment and Technology segments, there are low barriers to entry within the local market. We face significant competition in the markets we serve and will continue to face competition in any geographic market or industry sector that we may enter. We compete for both clients and qualified personnel with other firms in the Recruitment, Technology and Outsourcing segments. The majority of competitors are significantly smaller than us. However, certain of our competitors are significantly larger and have greater marketing and financial resources than us.

        We believe that a primary competitive factor in obtaining and retaining clients is the depth of our expertise in delivering quality services in each of the operating segments. In addition the quality and consistency of the local market teams provide critical competitive factors including an understanding of clients' specific job requirements through consultative assessments, the ability to provide the right candidate for the right job, the ability to measure the quality of job performance and pricing. Factors in obtaining qualified candidates for employment assignments with clients include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours.

        Within the Recruitment and Technology segments, some of our largest competitors are Adecco S.A., Manpower, Inc., Kelly Services, Inc., Robert Half International, Inc., MPS Group, Inc. and Keane, Inc. Within Outsourcing, we believe we compete with companies like Affiliated Computer Services, Inc. and Convergys Corporation among others.

Trademarks

        In 2000, we changed our name and primary identifying trademark from "INTERIM" to "SPHERION" and related "SPHERION" marks. Through our subsidiaries, we maintain a number of trademarks, trade names and service marks in the United States and certain other countries. We believe that many of these marks and trade names, including SPHERION®, NORRELL® and ON-PREMISE® are important to our business. In addition, we maintain other intangible property rights.

        Through our subsidiaries, we currently use and have applications for registration pending on various marks, including the following: MAKING THE WORKPLACE WORK BETTERSM, SPHERION RECRUITMENT PROCESS OUTSOURCINGSM and SALESFITSM.

        Our United States trademark registration for SPHERION® expires October 9, 2011, and is renewable indefinitely for successive ten-year terms. Our United States trademark registration for INTERIM® expires April 6, 2003, but is renewable indefinitely for successive ten-year terms. Our United States trademark registration for NORRELL® expired on March 8, 2003, but is renewable indefinitely for successive ten-year terms. Applications to renew both the INTERIM® and NORRELL® trademarks have been filed with the United States Patent and Trademark Office.

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

        We have operations in a number of foreign countries. In some of these countries, particularly those in Europe, there is significant national and local regulation of staffing services. These laws generally require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions and severance pay. In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. We do not anticipate that these legal structures and requirements will have a material effect on our growth or prospects. However, any material change in national or local regulation of staffing services could have a material adverse effect on us.

        Our sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 15 states and two Canadian provinces. Under these laws, we must deliver a franchise offering circular (similar to a prospectus) to prospective franchisees or licensees. These and other state laws may also apply substantive standards that govern the relationship between franchisors and franchisees. We have filed either the appropriate registration or obtained an exemption from registration in states that require franchisers to register in order to sell franchises. We do not anticipate that these requirements or other state laws will have a material effect on our ability to sell franchises or licenses or operate our business through franchised or licensed offices.

Employees

        We estimate that we employed approximately 310,000 people in 2002. Approximately 4,000 individuals were employed full-time in both our national and international operations and the remaining 306,000 individuals were billable personnel assigned with our clients, of whom approximately 59,000 were assigned, on average, at any given time.

Seasonality and Cyclical Nature of Business

        Our businesses are somewhat seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The Recruitment and Technology industries have historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. Longer-term, more predictable contracts are characteristic of Outsourcing and our goal to grow our Outsourcing business as a percentage of total revenues is intended to help balance the cyclical nature of Recruitment and Technology.

Executive Officers of the Registrant

        Our executive officers, each of whom has been elected to serve at the discretion of the Board of Directors, are:

Name and Age	Position
Cinda A. Hallman, 58	President and Chief Executive Officer since April 2001; Director since February 1995; Director, Bowater Incorporated since November 2000. Senior Vice President of E. I. DuPont de Nemours & Co. ("DuPont") from March 1998 to April 2001. Global Vice President Integrated Processes and Systems of DuPont from August 1997 to March 1998.
Roy G. Krause, 56	Executive Vice President and Chief Financial Officer since October 1995.
Peter T. Bourke, 43
President, Outsourcing Group since October 2001. President, Professional Services Group from April 2000 until October 2001. Prior to joining Spherion, he was Principal at The Complex Sale, a sales and marketing consulting and training organization, specializing in professional services from November 1998 until April 2000. Prior to that, he was responsible for Global Business Development at Accenture (formerly Andersen Consulting) from October 1994 until November 1998.
Wayne M. Mincey, 45
President, Technology Group since November 2001. President, Enthusian, from June 2000 until February 2002. President, Global Alliances from July 1999 until June 2000. From June 1998 until June 1999, President—IT Consulting Division of Norrell Corporation. From September 1997 until May 1998, Vice President, Strategic Planning of Norrell Corporation.
Gary Peck, 49	President, Staffing Group since August 1997.

Availability of Reports and Other Information

        Our corporate website is http://www.spherion.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on

Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission. In addition, the Commission's website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission's website is not part of this Annual Report on Form 10-K.

Item 2.    PROPERTIES

        Our corporate headquarters are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida, in a 125,000 square-foot building owned by us, plus a leased annex of 37,250 square-foot of additional space in the immediate vicinity. In addition, we lease approximately 70,000 square feet in Alpharetta, Georgia for division operating functions. All other field locations operate in space held primarily under three to five year leases providing fixed monthly rentals. We believe that our facilities are adequate for our needs.

Item 3.    LEGAL PROCEEDINGS

        In the ordinary course of our business, we are threatened with or named as a defendant in various lawsuits. Management does not expect that the outcome of any of these lawsuits, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows. We maintain insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that we insure against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses.

        On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against us in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with our contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleges breach of contract, fraud, negligence and misrepresentation. We deny the allegations of CFC's complaint and intend to vigorously defend against the claims. On April 2, 2001, we filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. On July 15, 2002, these actions were consolidated in U.S. District Court, Southern District of Ohio. Management believes there is no basis for the amount of damages sought in the plaintiff's case. On October 9, 2002, CFC filed an amended complaint to add a claim for fraudulent inducement. Management further believes that our insurance will provide adequate coverage of this claim and therefore it is not expected to have a material impact on our consolidated financial position, liquidity or results of operations.

        Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. have an action pending against us in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to our divestiture of Interim HealthCare (the "Healthcare Divestiture") in 1997 and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against us in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture, allowing the same judge to preside over both actions. Management believes the resolution of this matter will not have a material impact on our consolidated financial position, liquidity or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the twelve months ended December 27, 2002.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on The New York Stock Exchange under the symbol "SFN." The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on The New York Stock Exchange:

2002	High	Low
First Quarter	$12.00	$8.40
Second Quarter	12.84	9.76
Third Quarter	11.93	6.74
Fourth Quarter	7.05	5.35
2001	High	Low
First Quarter	$12.52	$6.75
Second Quarter	9.10	6.35
Third Quarter	9.85	5.83
Fourth Quarter	10.81	6.10

        On February 21, 2003, there were approximately 2,451 holders of record of our common stock.

        We have not paid cash dividends and do not intend to pay cash dividends in the foreseeable future.

        The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.    SELECTED FINANCIAL DATA

	Fiscal Years Ended (in thousands, except per share data and operating information)
	2002	2001	2000	1999(1)	1998
Statement of Operation Data:
Revenues:
Revenues excluding Michael Page	$2,116,067	$2,487,415	$3,040,698	$2,575,580	$1,442,748
Michael Page (2)	—	179,642	645,999	530,642	424,218

Total revenues	2,116,067	2,667,057	3,686,697	3,106,222	1,866,966
Expenses:
Cost of services	1,588,729	1,906,141	2,466,118	2,090,190	1,178,344

Gross profit	527,338	760,916	1,220,579	1,016,032	688,622
Selling, general and administrative expenses	467,165	626,788	908,339	722,464	488,374
Licensee commissions	47,896	52,428	70,871	71,750	50,791
Amortization of intangibles	321	34,290	42,705	33,451	22,390
Interest expense	11,192	24,399	52,947	39,294	30,157
Interest income	(5,914)	(9,595)	(2,523)	(2,990)	(6,338)
Restructuring, asset impairments and other charges (3)	10,449	137,300	148	29,542	—
Goodwill impairment	291,497	—	—	—	—
Other (gains) losses (5)	(10,458)	(2,435)	—	—	4,622
Gain on sale of Michael Page (4)	—	(305,704)	—	—	—
Write-down of investment (6)	—	—	24,766	—	—
Year 2000 costs (7)	—	—	—	4,420	—

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(284,810)	203,445	123,326	118,101	98,626
Income tax (benefit) expense	(11,490)	88,157	50,545	50,855	44,163

(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	(273,320)	115,288	72,781	67,246	54,463
Discontinued operations (8):
(Loss) earnings from discontinued operations	(23,249)	(8,372)	2,985	5,781	2,105
Income tax (benefit) expense	(8,860)	(1,159)	1,240	2,194	764

Net (loss) earnings from discontinued operations	(14,389)	(7,213)	1,745	3,587	1,341

(Loss) earnings before cumulative effect of changes in accounting principles	(287,709)	108,075	74,526	70,833	55,804
Cumulative effect of changes in accounting principles, net of tax (9)	(615,563)	(1,114)	—	—	—

Net (loss) earnings	$(903,272)	$106,961	$74,526	$70,833	$55,804

(Loss) earnings per share—Basic:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	$(4.60)	$1.94	$1.14	$1.22	$1.23
(Loss) earnings from discontinued operations	(0.24)	(0.12)	0.03	0.07	0.03
Cumulative effect of changes in accounting principles	(10.36)	(0.02)	—	—	—

Net (loss) earnings per share—Basic	$(15.20)	$1.80	$1.17	$1.29	$1.26

(Loss) earnings per share—Diluted:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	$(4.60)	$1.84	$1.13	$1.21	$1.20
(Loss) earnings from discontinued operations	(0.24)	(0.11)	0.03	0.06	0.03
Cumulative effect of changes in accounting principles	(10.36)	(0.02)	—	—	—

Net (loss) earnings per share—Diluted	$(15.20)	$1.72	$1.16	$1.27	$1.23

Weighted Average Shares:
Basic	59,417	59,502	63,728	54,949	44,237
Diluted	59,417	65,934	69,757	60,837	48,244
Balance Sheet Data (10):
Total assets	$863,695	$1,876,299	$2,493,002	$2,438,901	$1,606,808
Long-term debt, net of current portion	105,250	215,751	489,911	513,611	426,856
Working capital	292,983	410,131	12,013	50,488	152,388
Operating Information (10):
Operating locations	822	941	1,257	1,244	877

(1)
The 1999 fiscal year contained 53 weeks. All other years contained 52 weeks.

(2)
Revenues for Michael Page are included through the date of disposition in April 2001.

(3)
On July 2, 1999, Spherion acquired Norrell Corporation. During 1999, restructuring and integration costs were related to a plan adopted by management in which certain redundant functions and assets of Spherion were eliminated. During 2001, restructuring, asset impairments and other charges were recorded relating to terminating redundant employees and excess capacity due to the slowdown in the economy and implementation of Spherion's Business Transformation Strategy. During 2002, Spherion recorded asset impairments and other charges relating to additional anticipated losses associated with the sublease of Norrell's former headquarters building in Atlanta, Georgia; the write-down of assets relating to a going-concern software development operating unit; and, obligations under an employment contract with a former executive.

(4)
In April 2001, Spherion sold its Michael Page business. Amount represents pre-tax gain on sale. Taxes on the gain were $119.4 million.

(5)
Spherion recognized a gain on the repurchase of convertible subordinated notes of $10.5 million during 2002 and a gain on sale of marketable securities of $2.4 million during 2001. Spherion recognized a loss on the early extinguishment of its term loan of $4.6 million in 1998. This amount has been reclassified from extraordinary items to operations in the current year in accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

(6)
Write-down of investment represents the decline in value of an equity investment, which was determined to be "other than temporary."

(7)
Year 2000 costs represent the costs associated with remediating Norrell's application systems.

(8)
During the second quarter of 2002, Spherion adopted a plan to dispose of certain subsidiaries. Prior year operating amounts relating to these subsidiaries have been reclassified to discontinued operations. Discontinued operations represent the operating results for all years presented and estimated loss on disposal of $12.8 million recorded in 2002.

(9)
Effective at the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This resulted in a charge of $691.6 million ($615.6 million after-tax). At the beginning of the first quarter of 2001, we recorded a charge of $1.8 million ($1.1 million after-tax) in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(10)
At end of period.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        Within our operating segments, we provide one to three primary services—staffing, outsourcing, and permanent placement. Staffing services are generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or pay plus burden. Outsourcing services are generally long-term customer contracts in call center, employment and administrative services. Fees are determined based on a combination of headcount, managed service level agreements provided and/or fixed fee per transaction/unit processed. Permanent placement fees are generally determined as a percentage of first year compensation for the candidate placed. Billing is contingent on filling the assigned position.

        During the second quarter of 2002, we adopted a plan to dispose of certain consulting businesses in the United Kindgom and The Netherlands within our Technology segment and Saratoga, a human capital measurement business within our Outsourcing segment. Our decision to dispose of these subsidiaries is consistent with our Business Transformation Strategy to improve productivity and enhance profitability. As discussed in Note 3, Discontinued Operations, in the accompanying consolidated financial statements, these subsidiaries have been reclassified as discontinued operations, and accordingly, current and prior period operating results of these subsidiaries have been eliminated from our segment information presented below.

        In April of 2001, we sold 100% of Michael Page's common stock through an initial public offering. The transaction resulted in a gain of $305.7 million ($186.3 million after-tax). A majority of the proceeds from the sale were used to retire debt, with the remainder currently invested and available for general corporate purposes. We also assessed our portfolio of businesses and determined that three businesses did not provide our required returns, or were not in geographic locations that would provide long-term growth. Consequently, we sold the StratfordGroup (retained executive search), Tutor Recursos Humanos (recruitment in Spain) and JobOptions (internet job board) during the fourth quarter of 2001. The results of operations in the following Management's Discussion and Analysis include the results of operations of these business units for the periods they were owned by us, unless otherwise stated.

Operating Segments

        We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated central costs, amortization expense, interest expense, interest income, income taxes and special charges (restructuring, asset impairments and other charges, goodwill impairment, other gains, gain on sale of Michael Page, and write-down of investment). All material intercompany revenues and expenses have been eliminated. Operating results from StratfordGroup, Tutor Recursos Humanos and JobOptions which were sold during the fourth quarter of 2001 are included in the Recruitment segment. See notes to the consolidated financial statements for further discussion and financial information regarding these operating segments. Amounts related to discontinued operations have been eliminated from our segment information below.

        Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	December 27, 2002		December 28, 2001		December 29, 2000
		% of Total		% of Total		% of Total
Revenues:
Recruitment—Excluding Michael Page	$1,448,963	68.5%	$1,679,365	63.0%	$2,116,132	57.4%
Technology	339,656	16.0%	439,066	16.5%	559,534	15.2%
Outsourcing	327,448	15.5%	368,984	13.8%	365,032	9.9%

Total, Excluding Michael Page	2,116,067	100.0%	2,487,415	93.3%	3,040,698	82.5%
Recruitment—Michael Page	—	—%	179,642	6.7%	645,999	17.5%

Total	$2,116,067	100.0%	$2,667,057	100.0%	$3,686,697	100.0%

		% of Revenues		% of Revenues		% of Revenues
Gross Profit:
Recruitment—Excluding Michael Page	$341,927	23.6%	$422,089	25.1%	$561,869	26.6%
Technology	97,045	28.6%	133,199	30.3%	179,141	32.0%
Outsourcing	88,366	27.0%	98,376	26.7%	86,745	23.8%

Total, Excluding Michael Page	527,338	24.9%	653,664	26.3%	827,755	27.2%
Recruitment—Michael Page	—	—%	107,252	59.7%	392,824	60.8%

Total	$527,338	24.9%	$760,916	28.5%	$1,220,579	33.1%

Segment Operating Profit:
Recruitment—Excluding Michael Page	$10,176	0.7%	$25,479	1.5%	$86,282	4.1%
Technology	5,966	1.8%	22,539	5.1%	36,313	6.5%
Outsourcing	22,701	6.9%	28,536	7.7%	28,234	7.7%

Total, Excluding Michael Page	38,843	1.8%	76,554	3.1%	150,829	5.0%
Recruitment—Michael Page	—	—%	31,733	17.7%	110,873	17.2%

Total	38,843	1.8%	108,287	4.1%	261,702	7.1%

Unallocated central costs	(26,566)		(26,587)		(20,333)
Amortization expense	(321)		(34,290)		(42,705)
Interest expense	(11,192)		(24,399)		(52,947)
Interest income	5,914		9,595		2,523
Restructuring, asset impairments, and other charges	(10,449)		(137,300)		(148)
Goodwill impairment	(291,497)		—		—
Other gains	10,458		2,435		—
Gain on sale of Michael Page	—		305,704		—
Write-down of investment	—		—		(24,766)

(Loss) earnings from continuing operations before discontinued operations, income taxes and cumulative effect of changes in accounting principles	$(284,810)		$203,445		$123,326

Fiscal 2002 Compared with 2001

        Recruitment—Excluding Michael Page.    Revenues decreased 13.7% to $1,449.0 million in 2002 from $1,679.4 million in 2001 due primarily to lower demand for staffing services in all of our major markets.

Additionally, as part of our Business Transformation Strategy, we continued to convert certain company owned branches and licensee branches to franchisee contracts and exited targeted customers to reduce workers' compensation exposure. Within the United States, revenues were down 14.7% as the economy remained sluggish. International revenues declined in the United Kingdom by 9.3% and The Netherlands by 9.3% due to lower demand for staffing and the loss of a significant customer in The Netherlands. Revenues by service line for 2002 within the segment were comprised of 96.0% staffing and 4.0% permanent placement. As a percentage of total recruitment revenues, permanent placement decreased from 5.2% in the prior year partially due to the disposition of the StratfordGroup (a retained search firm) in 2001 and as permanent hiring slowed more quickly at most customers than staffing services.

        Gross profit decreased 19.0% to $341.9 million in 2002 from $422.1 million in the prior year and the overall gross profit margin decreased to 23.6% in 2002 from 25.1% in the prior year. The decrease in gross profit margin is due to lower permanent placement revenues as a percentage of total revenues, pricing pressures and higher state unemployment rates. Pricing pressures have intensified during the year as customers continued to competitively bid new contracts. This trend is expected to continue for the foreseeable future.

        Segment operating profit decreased 60.1% to $10.2 million in 2002 from $25.5 million in the prior year. The reduction was due to the decrease in gross profit of $80.2 million, partially offset by a reduction in operating expenses of $64.9 million. Operating expenses as a percentage of revenues decreased to 22.9% in 2002 from 23.6% in 2001, as we were able to reduce costs through our Business Transformation Strategy through office closure and consolidation.

        We were notified during the third quarter of 2002 that a staffing contract with a large customer will be negatively impacted by the customer's recent renegotiation of contracts with its labor unions. As a result, our recruitment revenues will be impacted by approximately $65 million on an annualized basis, beginning in January 2003.

        Technology.    Revenues decreased 22.6% to $339.7 million in 2002 from $439.1 million in the prior year due to lower demand for IT related services. Average billing rates also impacted revenue trends, decreasing from the prior year level. Revenues by service line for 2002 within the segment were comprised of 77.0% staffing, 22.9% outsourcing and 0.1% permanent placement. As a percentage of total technology revenues, outsourcing services increased from the 2001 level of 19.7%, while staffing decreased from the 2001 level of 80.1% as the demand for application development continued to decline. We and most of our major technology staffing competitors experienced our third consecutive year of revenue declines as customers continued to indefinitely defer major technology spending projects.

        Gross profit decreased 27.1% to $97.0 million in 2002 from $133.2 million in the prior year, and the overall gross profit margin decreased to 28.6% in 2002 from 30.3% in the prior year. The decrease in gross profit margin is primarily due to lower spreads between billing rates and pay rates, partially offset by improved consultant utilization and a 10% reduction in salary and benefits to consultants implemented in the first quarter of 2002.

        Segment operating profit decreased 73.5% to $6.0 million in 2002 from $22.5 million in the prior year. The reduction was due to the decrease in gross profit of $36.2 million, partially offset by a reduction in operating expenses of $19.7 million. Operating expenses as a percentage of revenues increased to 26.8% in 2002 from 25.2% in 2001 as revenues and gross profit declined more rapidly than costs were reduced.

        Outsourcing.    Revenues decreased 11.3% to $327.4 million in 2002 from $369.0 million in 2001 due primarily to a net loss of business within the call center and administrative services businesses and a 13.0% decrease in volume with the segment's single largest administrative services customer. Within the call center product line, two major customers were lost during the year but 2002 included revenues from contract termination fees. While volume increases occurred with several customers and new business was obtained in the area of employment process solutions, these increases were not large enough to offset the losses noted above. Revenues from human resource consulting services decreased approximately $8.1 million from the prior year as fewer major outplacement projects were sold.

        Gross profit decreased 10.2% to $88.4 million in 2002 from $98.4 million in the prior year and the overall gross profit margin increased slightly to 27.0% in 2002 from 26.7% in the prior year. The decrease in gross profit is primarily due to the net loss of business. The improvement in gross profit margin is primarily due to the receipt of contract termination fees from customers who exited contracts early. The gross profit margin for 2003 is expected to decrease from the rate in 2002 due to the absence of contract termination fees.

        Segment operating profit decreased 20.4% to $22.7 million in 2002 from $28.5 million in the prior year. The decrease was due to the decrease in gross profit of $10.0 million, partially offset by a reduction in operating expenses of $4.2 million. Operating expenses as a percentage of revenues increased to 20.1% in 2002 from 18.9% in 2001 due to higher operating expenses in human resource consulting services and a planned increase in expenses in sales, marketing and product development areas to facilitate growth of the outsourcing business.

        Unallocated central costs.    Unallocated central costs remained constant at $26.6 million when compared to the prior year. Unallocated central costs in 2002 included certain costs relating to the identification and selection of our enterprise-wide information system, while 2001 unallocated cental costs included charges recorded for a $2.5 million bad debt provision related to a loan made to a company in which we previously had an investment, and higher professional fees associated with our Business Transformation Strategy. As a percentage of consolidated revenues, these costs were 1.3% during 2002 compared to 1.1% in 2001 (excluding Michael Page which did not significantly impact central cost levels).

        Amortization expense.    Amortization expense decreased to $0.3 million in 2002 from $34.3 million in 2001. With the adoption of SFAS No. 142, we discontinued the amortization of all intangible assets that have indeterminate lives. See Note 2, Goodwill Impairment and Intangible Assets, in the accompanying notes to consolidated financial statements for further information.

        Interest expense.    Interest expense decreased 54.1% to $11.2 million in 2002 from $24.4 million last year. This decrease resulted from lower debt levels, due primarily to the repurchase of a portion of our 4 1/2% convertible subordinated notes during the third and fourth quarter of 2002 and the repayment of other debt balances prior to the beginning of 2002. Average borrowings outstanding during 2002 of $196.7 million carried an average rate of interest of 5.43%, compared with $312.4 million outstanding during 2001 at an average rate of interest of 6.7%.

        Interest income.    Interest income decreased 38.4% to $5.9 million in 2002 from $9.6 million in 2001. The decrease in interest income is due primarily to lower interest rates in 2002 as compared with 2001. The average outstanding investment balance during 2002 was $222.4 million, compared to $210.1 million in 2001.

        Restructuring, asset impairments and other charges.    We recorded pre-tax restructuring, asset impairments and other charges in the amount of $10.4 million and $137.3 million in 2002 and 2001, respectively. See section "Restructuring, Asset Impairments and Other Charges" below for further discussion.

        Goodwill impairment.    During the fourth quarter of 2002, we recorded a pre-tax charge of $291.5 million ($277.6 million after-tax) to write-down our goodwill balance as a result of the required annual review of intangible balances in accordance with SFAS No. 142. A large part of the goodwill valuation is based upon cash flow projections. Our initial valuation in January of 2002, based upon data available at that time, projected economic recoveries in our industry beginning in 2002. Revised industry data in November of 2002 predicted a delay in the economic recovery and somewhat lower growth rates, thus resulting in lower cash flow projections. This along with our decreased market capitalization for the past six months resulted in our charge in the fourth quarter of $291.5 million.

        Other gains.    During 2002, we recorded a pre-tax gain of $10.5 million on the repurchase of a portion of our 4 1/2% convertible subordinated notes. See Note 7, Long-Term Debt in the accompanying consolidated financial statements for further discussion. During 2001, we recorded a pre-tax gain on the sale of marketable securities of $2.4 million ($1.5 million after-tax).

        Gain on sale of Michael Page.    During 2001, Spherion sold Michael Page and recognized a pre-tax gain on the sale of Michael Page of $305.7 million ($186.3 million after-tax), which included pre-tax gains on forward contracts entered into to hedge foreign currency fluctuations on the proceeds from the sale.

        Income taxes.    The effective income tax benefit on loss from continuing operations for 2002 was 4.0% compared with a 43.3% effective tax rate on the earnings recorded in 2001. Our effective tax benefit in 2002 differs from the statutory federal income tax rate primarily due to the large impact of goodwill written off during the year for which there is no tax deduction available.

        Discontinued operations.    During 2002, we adopted a plan to exit certain consulting businesses, primarily in the Technology segment. We recorded a pre-tax loss from discontinued operations in the amount of $23.2 million for 2002. This loss is comprised of a loss of $12.8 million to write-down the businesses to their expected fair market value and operating losses of $10.4 million. Operating losses increased from $8.4 million in the prior year due primarily to weakening technology markets in Europe. See Note 3, Discontinued Operations, in the accompanying consolidated financial statements for further discussion.

        Cumulative Effect of Changes in Accounting Principles.    Effective at the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This resulted in a charge of $691.6 million ($615.6 million after-tax). At the beginning of the first quarter of 2001, we recorded a charge of $1.8 million ($1.1 million after-tax) in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See a further description in Note 2, Goodwill Impairment and Intangible Assets, and Note 1, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements.

        Net (loss) earnings.    We recorded a net loss for 2002, of $903.3 million, or $15.20 per diluted share compared to net earnings of $107.0 million, or $1.72 per diluted share in the prior year, due primarily to charges related to the impairment of goodwill in the current year. Results in the prior year included the gain on sale of Michael Page, partially offset by restructuring and other charges. The weighted average number of shares used in the calculation of diluted earnings per share decreased to 59.4 million from 65.9 million in the prior year primarily due to the exclusion of certain common stock equivalents as they are anti-dilutive in the current year.

Fiscal 2001 Compared with 2000

        Recruitment—Excluding Michael Page.    Revenues decreased 20.6% to $1,679.4 million in 2001 from $2,116.1 million in the prior year due primarily to lower demand for staffing services in all of our major markets. Revenues decreased domestically and in all international locations. Within the United States revenues were down 21.3% as the economy slowed and our customers downsized their temporary workforce and we experienced pricing pressures with many of our customers. Additionally, toward the end of the year as part of our Business Transformation Strategy, we began to exit customers mostly in the light industrial sector to reduce workers' compensation exposure. International revenues declined 17.5% primarily in Australia and the United Kingdom due to lower demand for staffing. Revenues by service line for 2001 within the segment were comprised of 94.8% staffing and 5.2% permanent placement. As a percentage of total recruitment revenues, permanent placement decreased from 6.3% in the prior year as permanent hiring slowed significantly faster at most customers than staffing services.

        Gross profit decreased 24.9% to $422.1 million in 2001 from $561.9 million in the prior year, and the overall gross profit percentage decreased to 25.1% in 2001 from 26.6% in the prior year. The decrease in gross profit percentage is due to pricing pressures, higher workers' compensation and unemployment costs and lower permanent placement revenues as a percentage of total revenues.

        Segment operating profit decreased 70.5% to $25.5 million in 2001 from $86.3 million in the prior year. The decrease was due to the decrease in gross profit of $139.8 million, partially offset by lower operating expenses of $79.0 million. Operating expenses as a percentage of revenues increased to 23.6% in 2001 from 22.5% in 2000 as the impact of lower revenues more than offset the cost-cutting initiatives undertaken in 2001 in the United States and Australia. Also contributing to the higher operating expense percentage were higher costs associated with JobOptions, which was sold in the fourth quarter of 2001.

        Technology.    Revenues decreased 21.5% to $439.1 million in 2001 from $559.5 million in the prior year due to lower demand for IT related services in the United States. Revenues by service line for 2001 within the segment were comprised of 80.1% staffing, 19.7% outsourcing and 0.2% permanent placement. As a percentage of total technology revenues, staffing decreased from the 2000 level of 88.5% as the demand for staffing services decreased while outsourcing services, which are supported by longer-term contracts, were up from 11.0% and permanent placement decreased from 0.5%.

        Gross profit decreased 25.6% to $133.2 million in 2001 from $179.1 million in the prior year, and the overall gross profit percentage decreased to 30.3% in 2001 from 32.0% in the prior year. The decrease in gross profit percentage is primarily due to lower utilization of consultants, a decrease in the higher margin variable staffing business and to a lesser extent lower permanent placement revenues in the current year.

        Segment operating profit decreased 37.9% to $22.5 million in 2001 from $36.3 million in the prior year. The decrease was due to the decrease in gross profit of $45.9 million, partially offset by lower operating expenses of $32.2 million. Operating expenses as a percentage of revenues decreased to 25.2% in 2001 from 25.5% in 2000. Operating expenses were reduced through active cost-cutting initiatives throughout the year but did not keep pace with the decreases in revenues.

        Outsourcing.    Revenues increased 1.1% to $369.0 million in 2001 from $365.0 million in the prior year as revenue increases from human resource consulting services more than offset revenue decreases in the variable time and material portions in certain outsourcing contracts. While traditional outsourcing activities are governed by multi-year contracts, which lead to predictable revenue streams, revenue levels were impacted by reduced activity in some outsourcing contracts.

        Gross profit increased 13.4% to $98.4 million in 2001 from $86.7 million in the prior year, and the overall gross profit percentage increased to 26.7% in 2001 from 23.8% in the prior year. The increase in the gross profit percentage is primarily due to the growth in the higher margin human resource consulting services as a percentage of total revenues.

        Segment operating profit increased 1.1% to $28.5 million in 2001 from $28.2 million in the prior year. The increase was due to the increase in gross profit of $11.6 million, partially offset by higher operating expenses of $11.3 million. Operating expenses as a percentage of revenues increased to 18.9% in 2001 from 16.0% in 2000 due primarily to a higher proportion of human resource consulting services.

        Unallocated central costs.    Unallocated central costs increased 30.8% to $26.6 million in 2001 from $20.3 million in the prior year, due primarily to charges recorded in 2001 for a $2.5 million bad debt provision related to a loan made to a company in which we previously had an investment, and higher professional fees associated with our Business Transformation Strategy. As a percentage of consolidated revenues, these costs increased to 1.1% in 2001 from 0.7% in the prior year (excluding Michael Page which did not significantly impact central cost levels).

        Amortization expense.    Amortization expense decreased 19.7% to $34.3 million in 2001 from $42.7 million in 2000. This decrease is primarily attributable to the decrease in intangible assets related to Michael Page which was sold on April 2, 2001.

        Interest expense.    Interest expense decreased 53.9% to $24.4 million in 2001 from $52.9 million in 2000. This decrease resulted from lower debt levels, due primarily to the repayment of debt with the proceeds from the sale of Michael Page. Average borrowings outstanding during 2001 of $312.4 million carried an average rate of interest of 6.7%, compared with $813.4 million outstanding during 2000 at an average rate of interest, including the effects of interest rate swaps, of 6.8%.

        Interest income.    Interest income increased from $2.5 million in 2000 to $9.6 million in 2001 due to interest earned on the proceeds from the sale of Michael Page. During 2001, the proceeds were invested primarily in commercial paper and tax-free instruments, which are classified as cash equivalents in the accompanying consolidated balance sheets.

        Restructuring, asset impairments and other charges.    During 2001, we recorded pre-tax restructuring, asset impairments and other charges of $137.3 million ($92.0 million after-tax). See section "Restructuring, Asset Impairments and Other Charges" below for further discussion.

        Other gains.    A pre-tax gain was recognized on the sale of marketable securities of $2.4 million ($1.5 million after-tax).

        Gain on sale of Michael Page.    During 2001, we sold Michael Page and recognized a pre-tax gain on the sale of Michael Page of $305.7 million ($186.3 million after-tax), which included pre-tax gains on forward contracts entered into to hedge foreign currency fluctuations on the proceeds from the sale.

        Write-down of investment.    During the second quarter of 2000, we made an equity method investment in Worldwide Xceed Group, Inc., an internet-focused consulting group. In the fourth quarter of 2000, we determined that the decline in value of this investment was other than temporary and recorded a pre-tax charge to earnings of $24.8 million ($15.4 million after-tax, or $0.22 per diluted share).

        Income taxes.    The effective income tax rate for 2001 was 43.3% compared with 41.0% in 2000. The higher effective tax rate was due primarily to higher relative state income tax expense and the tax impact of non-deductible goodwill somewhat offset by the impact of employment tax credits.

        Discontinued operations.    During the second quarter of 2002, we adopted a plan to dispose of certain subsidiaries within our technology and outsourcing segments. Results of operations from these subsidiaries amounted to a net loss of $7.2 million and net earnings of $1.7 million in the years ended December 28, 2001 and December 29, 2000, respectively. See Note 3, Discontinued Operations, in the accompanying consolidated financial statements for further discussion.

        Cumulative effect of changes in accounting principles.    At the beginning of the first quarter of 2001, we recorded an after-tax charge of $1.1 million (net of income tax benefit of $0.7 million) in conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

Liquidity And Capital Resources

  Cash Flow

        Historically, we have financed our operations through cash generated by operating activities and bank lines of credit. Our principal uses of cash are capital expenditures, working capital needs and repayment of debt. The nature of our business requires payment of wages to our temporary employees and consultants on a weekly or bi-weekly basis, while payments from clients are generally received 30-60 days after billing. The sale of Michael Page during 2001 generated cash of $192 million, net of taxes paid on the gain and repayments of debt. These funds were used during 2002 to repurchase portions of our 4 1/2% Convertible Subordinated Notes and to fund insurance deposits replacing letters of credit for our workers' compensation policies.

        Cash provided by operating activities in 2002 was $39.2 million compared with cash used in operating activities of $19.6 million in 2001 and cash provided by operating activities of $150.0 million in 2000.

  •
  The $58.8 million increase in operating cash flow in 2002 compared to 2001 is primarily due to the absence of tax payments in 2002 in comparison with 2001 and lower pre-tax operating earnings of $17.6 million (before restructuring and other charges, other gains, goodwill impairment and discontinued operations).

  •
  Lower operating cash flows during 2001 compared to 2000 were a result of higher 2001 tax payments and higher expenditures for restructuring related activities, partially offset by lower working capital needs.

        Cash used by changes in working capital was $26.1 million for 2002, $34.9 million for 2001 and $55.5 million for 2000.

  •
  Working capital for 2002 was primarily used for prepaid taxes, accounts payable, accrued liabilities and other liabilities, which was partially offset by cash provided by accounts receivable (due to decreased revenues from the prior year and days sales outstanding improvement of five days) and accrued income taxes. Restructuring activities used $15.6 million as we near the completion of all prior year restructuring activities.

  •
  Working capital for 2001 was primarily used for tax payments, restructuring activities and accounts payable, accrued liabilities and other liabilities. Working capital for 2001 was positively impacted by the collection of outstanding accounts receivable (due to decreased revenues from the prior year and days sales outstanding improvement).

        Investing activities used cash of $119.2 million in 2002, provided cash of $787.5 million in 2001 and used cash of $168.1 million in 2000, respectively. During 2002, we paid $3.7 million for certain small strategic acquisitions, contingent payments for prior years' acquisitions, and trademarks of acquired companies. In 2002, we had capital expenditures of $33.6 million; $9.3 million of which relate to our enterprise-wide information systems. During 2002, to collateralize our workers' compensation policies, we funded $85.9 million as insurance deposits with our insurance carrier. In 2001, the sale of Michael Page generated gross cash proceeds before tax payments and debt pay down of $852.7 million. In addition, in 2001 Spherion had acquisition expenditures of $34.1 million (contingent payments for acquisitions consummated in prior years and the repurchases of licensee and franchise operations) and had $34.9 million of capital expenditures. Capital expenditures (including $5.2 million relating to Michael Page) for 2001 include the normal replacement of hardware and software as well as office furnishings and leasehold improvements. Cash used for investing activities in 2000 reflects the repurchase of license operations to reduce market overlap created by the Norrell acquisition, earnout payments associated with prior acquisitions and strategic investments in eBusiness alliance partners. Investing activities in 2000 also included $56.2 million of capital expenditures primarily for new computer hardware and software to continue to upgrade and expand our information technology capabilities.

        Cash used in financing activities was $114.7 million and $546.1 million for 2002 and 2001, respectively, compared with cash provided by financing activities of $19.0 million for 2000. The use of cash during 2002 primarily reflects the repayment of short-term borrowings associated with prior year acquisitions and the cash used to repurchase a portion of our 4 1/2% outstanding convertible subordinated notes in the amount of $98.7 million. Cash used by financing activities for 2001 primarily reflects the repayment of debt with proceeds from the sale of Michael Page and share repurchases of $38.0 million. During 2001, we purchased approximately 4.0 million shares of our common stock at an average price of $9.42 per share. Cash provided by financing activities in 2000 primarily reflected net borrowings offset by treasury share purchases of $33.8 million. During 2000, we purchased approximately 2.6 million shares of our common stock at an average price of $13.04 per share.

  Financing

        As of December 27, 2002, we had total cash resources available of $65.5 million of which $44.2 million were held in the United States and the remainder by foreign subsidiaries. This was a decrease of $194.8 million from December 28, 2001, and is due primarily to funding $85.9 million as insurance deposits as discussed below and the repurchase of a portion of our 4 1/2% outstanding convertible subordinated notes of $98.7 million. We received approximately $76 million in tax refunds during the first quarter of 2003. At the present time we expect that these funds will be invested in money market funds and used for general corporate purposes. We believe we have sufficient liquidity to meet our operating needs for the foreseeable future.

        We are planning to purchase our franchised operations in Canada. This transaction is expected to close by March 31, 2003 for consideration of approximately $20 million to $25 million, including the assumption of debt.

        During 2002, we invested approximately $15 million in our enterprise-wide information system, including a note payable for the software license of $5.7 million. We expect to invest between $40 million and $45 million during 2003.

        In July 2002, we entered into a U.S. dollar loan facility secured by substantially all domestic accounts receivable. This facility will provide up to $200 million of on-balance sheet financing for an initial 364-day term, which is renewable annually. Interest on this facility is based on commercial paper rate plus a credit spread. There are no amounts outstanding under this facility as of December 27, 2002.

        During the second quarter of 2002, we cancelled our $325 million revolving credit facility and our $75 million 364-day credit facility. Letters of credit, totaling $80.4 million which supported our workers' compensation insurance programs, were also cancelled. As a replacement to these letters of credit, as of December 27, 2002, we funded our workers' compensation liability with an insurance deposit. This deposit was $88.7 million at December 27, 2002 and is included in the accompanying consolidated balance sheets. These amounts are restricted while the obligations under the workers' compensation program are outstanding and cannot be used for general corporate purposes.

        In May 1998, we issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 1, 2005. During 2002, our Board of Directors authorized us to repurchase from time to time any of our outstanding 4 1/2% convertible subordinated notes in such amounts and on such terms as deemed advisable by management if approached by a bondholder. During the year ended December 27, 2002, we repurchased an aggregate face value of $110.3 million of our outstanding 4 1/2% convertible subordinated notes for a purchase price of $98.7 million. We recorded a gain, net of bond issuance cost write-offs, of $10.5 million, which is included in other gains in the accompanying consolidated statements of operations in accordance with SFAS No. 145. Repurchases during 2002 are not necessarily indicative of the future. Additional repurchases, if any, will depend on factors such as the prevailing market price of the Notes, overall market conditions and alternative uses of our liquidity.

        In October 2000, we issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC.

Restructuring, Asset Impairments and Other Charges

        A summary of the charges is as follows (in thousands):

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Restructuring	$(7,361)	$53,651	$148
Write-down of assets (including goodwill of $26.6 million)	—	42,729	—
Goodwill impairment	—	33,703	—
Other charges	17,810	7,217	—

	$10,449	$137,300	$148

2002 Activity

        During 2002, no restructuring activities were undertaken, however $7.4 million of restructuring charges from prior years were determined unnecessary, primarily as a result of the buyout or sublease of existing lease obligations at better than expected rates and the favorable resolution of severance payouts, and these amounts were reversed to income.

        During the second quarter of 2002, we recorded other charges (included in "restructuring, asset impairments and other charges" in the attached consolidated statements of operations) in the amount of $10.0 million for additional anticipated losses associated with the sublease of Norrell's former headquarters building in Atlanta, Georgia. During the fourth quarter of 2002, we recorded asset impairment and other charges in connection with the write-down of assets of approximately $4.3 million relating to a going-concern software development operating unit, and $3.5 million relating to our obligations under an employment contract with a former executive.

2001 Activity

        During 2001, we announced our Business Transformation Strategy that was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. This combined with the slowdown in the economy led to an assessment of the strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the "2001 Plans").

        Restructuring costs in 2001 of $53.7 million, include employee severance costs of $22.5 million, facility closure costs and asset write-offs of $31.3 million, professional fees related to the execution of the 2001 Plans of $2.8 million and reversal of over accruals of $3.0 million. The facility closure costs include $20.2 million in lease termination costs and $11.1 million for the write-off of leasehold improvements on closed locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets was approximately $3.0 million annually. These actions included the elimination of 1,206 positions, primarily within the Recruiting and Outsourcing segments and the closure of 287 locations.

        The write-down of assets of $42.7 million includes the write-down of businesses sold or held for sale of $37.1 million and the write-down of abandoned software of $5.6 million. The write-down of the business held for sale and businesses sold as of December 28, 2001 was for the estimated loss on disposition of the StratfordGroup, our retained executive search business, JobOptions, an internet recruiting business and the commercial staffing operations in Spain. These businesses were written-down to their estimated net realizable values. These businesses generated $23.5 million of revenues and pre-tax losses of $9.4 million during 2001.

        The goodwill impairment of $33.7 million relates primarily to a write-down of goodwill associated with the impairment of the human resource consulting businesses, which is included in the Outsourcing segment. We reviewed the valuation of our human resource consulting business and determined that anticipated future cash flows from these businesses did not support the carrying value and recorded an impairment charge based on the estimated fair market value derived from valuations of publicly traded competitors.

        Other charges in 2001 include the severance cost for our former chief executive officer in the amount of $6.9 million.

2000 Activity

        The 2000 plans were related to rationalizing excess capacity resulting from the Norrell acquisition.

        An analysis of the restructuring plans, along with amounts remaining to be distributed under restructuring plans initiated in 1999, 2000 and 2001 are as follows (dollar amounts in thousands):

	Facility Closures and Asset write-offs	Number of Locations	Severance	Number of personnel	Total
Balance at December 31, 1999	$5,652	21	$2,185	112	$7,837
2000 Plan Charges(1)	845	14	2,399	71	3,244
Utilized during fiscal 2000	(2,898)	(35)	(2,540)	(102)	(5,438)
Reversal of over accrual	(2,007)	—	(978)	(74)	(2,985)

Balance at December 29, 2000	1,592	—	1,066	7	2,658
2001 Plan Charges(2)	34,756	290	24,692	1,311	59,448
Utilized during fiscal 2001	(9,303)	(222)	(16,030)	(1,096)	(25,333)
Reversal of over accrual	(1,092)	(11)	(1,864)	(96)	(2,956)

Balance at December 28, 2001	25,953	57	7,864	126	33,817
Utilized during fiscal 2002	(13,880)	(53)	(5,816)	(97)	(19,696)
Reversal of over accrual	(5,716)	—	(1,645)	(23)	(7,361)

Balance at December 27, 2002 before reclass	6,357	4	403	6	6,760
Reclassified to discontinued operations(3)	(635)	(2)	(187)	(6)	(822)

Balance at December 27, 2002	$5,722	2	$216	—	$5,938

(1)
2000 plan charges include $2,288 and $111 relating to employee severance for 68 and 3 individuals from continuing and discontinued operations, respectively.

(2)
2001 plan charges include the following: $34,147 and $609 related to facility closures and asset write-offs from continuing and discontinued operations, respectively with a corresponding 287 and 3 locations, respectively; while $22,460 and $2,232 related to employee severance for 1,206 and 105 individuals from continuing and discontinued operations, respectively.

(3)
Reserve amounts related to discontinued operations were reclassified to liabilities of discounted operations in June 2002.

        At December 27, 2002, only two of the locations identified as restructuring properties have not been disposed of by buyout or sublease and the remaining accruals for facility closures and asset write-offs of $5.7 million relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), estimated losses on subleases of 20 properties and assets to be disposed of. The remaining accruals for severance relate to terminated employees who have extended payout terms. All affected employees have been severed from the company.

Inflation

        The effects of inflation on our operations were not significant during the periods presented in the financial statements.

Impact of the Euro

        The Euro became the legal tender for our operations in The Netherlands effective January 1, 2002. The costs of addressing the Euro conversion were not material. The overall Euro conversion did not have a material impact on our financial condition or results of operations.

Seasonality And Cyclical Nature Of Business

        Our businesses are only moderately seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The Recruitment and Technology industries have historically been considered to be cyclical, often acting as a coincidental indicator of both economic downswings and upswings. Longer-term, more predictable contracts are characteristic of Outsourcing and our goal to grow the Outsourcing business as a percentage of total revenues is intended to help balance the cyclical nature of Recruitment and Technology.

Other

  New Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, including: (1) prospective method, (2) modified prospective method, and (3) retroactive restatement method. Alternative 1, the prospective method, is only permitted if a company elects to adopt the provisions of SFAS No. 148 for stock-based employee compensation in a fiscal year beginning before December 15, 2003. Adoption of SFAS No. 148 in a fiscal year beginning after December 15, 2003 will require the use of alternative 2 or 3 above. We have no current plans to change our accounting policy from the intrinsic method to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires companies to include prominent disclosure of the method of accounting used and the potential effect of the method used on reported results in both annual and interim financial statements. Updated disclosures are included in Note 1, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements 5, 57 and 107 and rescission of FASB Interpretation No.34)." FIN 45 requires a guarantor to disclose its obligations under certain guarantees and to recognize at the inception of a guarantee the fair value of the guarantee obligation. The disclosure requirements of FIN 45 are effective for financial statements of periods ended after December 15, 2002, and the recognition and measurement provisions are effective for all guarantees issued after December 31, 2002. Disclosure related to our guarantees is included in Note 13, Commitments and Contingencies, in the accompanying consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our consolidated results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which amends other existing authoritative pronouncements to preclude gains and losses on the extinguishments of debt to be recorded as extraordinary unless it meets the specific criteria set forth in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). We adopted the provisions of SFAS No. 145 during the third quarter of 2002 and as such the gains recognized on the repurchase of Spherion's 4 1/2% convertible subordinated notes have been recorded as part of earnings from continuing operations and are included in other gains in the accompanying consolidated statements of operations as opposed to an extraordinary item. See Note 7, Long-Term Debt, in the accompanying consolidated financial statements for further discussion.

        Effective January 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB 30. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. During 2002, we adopted a plan to dispose of certain consulting businesses in the United Kingdom and The Netherlands within our Technology segment and Saratoga, a human capital measurement business within our Outsourcing segment. As such, the results of these subsidiaries for all periods presented have been reclassified as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144. See Note 3, Discontinued Operations, in the accompanying consolidated financial statements for further discussion.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. We adopted the provisions of these statements in the first quarter of 2002. As a result of the adoption of SFAS No. 142, we recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after-tax) as of January 1, 2002. The charge was determined based primarily on a valuation study performed by an external valuation firm and fair values were determined based on both the discounted present value of anticipated future cash flows and the comparable market prices of competitors as of January 1, 2002. Additionally, SFAS No. 142 requires an annual impairment test, which we performed as of November 22, 2002. As a result of this annual test, we recorded a pre-tax charge of $291.5 million, which is included in our loss from continuing operations for the twelve months ended December 27, 2002. See Note 2, Goodwill Impairment and Intangible Assets for further discussion.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We adopted the provisions of SFAS No. 133, as amended by SFAS No. 138, in the first quarter of 2001 and recorded a charge for the cumulative effect of a change in accounting principle of $1.1 million, net of an income tax benefit of $0.7 million.

  Lease Obligations

        Substantially all of our field operations are conducted in leased premises. We also lease computer equipment. Total lease expense for the years ended December 27, 2002, December 28, 2001, and December 29, 2000 was $31.0 million, $42.8 million and $51.3 million, respectively before sublease income of $0.9 million, $1.0 million, and $0.6 million for the same periods. Future minimum lease payments under non-cancelable leases as of December 27, 2002 are $35.7 million, $29.5 million, $19.0 million, $12.4 million and $9.6 million for the years 2003 through 2007, and $18.3 million thereafter which will be partially offset by $14.0 million under future non-cancelable subleases. Of these future minimum lease payments, $17.0 million have been accrued as of December 27, 2002, related to facility closures under our Business Transformation Strategy, and are included as part of accrued restructuring and accounts payable and other accrued expenses in the accompanying balance sheets.

  Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different materially from those estimates. The following policies are those that we consider to be the most critical. See Note 1, Summary of Significant Accounting Policies, for further description of these and all other accounting policies.

        Allowance for Doubtful Accounts—Management analyzes aged receivables and the related allowance for doubtful accounts on a monthly basis. Based upon our historical experience, receivables reaching certain aged brackets, or when deemed by management to be uncollectible, are reserved for and/or consequently written-off. Historically, losses from uncollectible accounts have not exceeded our allowance. Due to the judgment used in making these assumptions, the ultimate amount of accounts receivable that become uncollectible could differ from our original estimate due to a worsening financial position in the economy or with our customers and could result in charges or credits to amounts recorded in selling, general and administrative expenses.

        Intangible Assets—Effective at the beginning of 2002, Spherion adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. As a result of the initial adoption of SFAS No. 142, we recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after-tax) as of January 1, 2002. Additionally, we performed our annual impairment test as of November 22, 2002, and recorded an additional impairment charge of $291.5 million. These charges were determined based primarily on valuation studies performed by external valuation firms and fair values were determined based on both the discounted present value of anticipated future cash flows and the comparable market prices of competitors. Due to the judgment inherent in estimating future cash flows, there could be further charges to operations for up to the full value of our goodwill balance, which is currently $30.9 million, if the markets in which we operate continue to decline.

        Accrued Self-Insurance Losses—We retain a portion of the risk under our workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Estimated losses for workers' compensation, general liability/professional liability and employment practices have been discounted at 5% at December 27, 2002 and December 28, 2001 and are based on actuarial estimates. Changes in legislation, the cost of health care services, claims processing costs, or increased litigation could all affect the adequacy of these estimated liabilities. Prolonged changes in interest rates for long-term bonds could also affect the discount rate used in estimating these liabilities. Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to operations in the period determined. Due to the judgment used in recording these reserves, the ultimate amount of reserves that are needed could differ from our original estimate and could result in charges or credits to amounts recorded in cost of services and/or selling, general and administrative expenses.

        Stock-based Compensation—We account for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay for the stock.

        No stock-based employee compensation cost is reflected in net (loss) earnings, as all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data), net loss for the year ended December 27, 2002, would have been $907.3 million or $15.27 per diluted share. The fair value of options at grant date was estimated using the Black-Scholes multiple option model. Changes in any of the assumptions used in this model for 2002 (expected life of 3 years, a weighted-average risk free interest rate of 2.26% and volatility of 68.0%), would change the weighted average per share fair value of $3.12. If our stock continues to experience a high degree of price volatility or if employees begin to exercise more options (which would indicate a longer option life), the fair value of our options would increase. The assumptions we used are based upon our historical experience, however future results could differ from these assumptions. Currently there would not be any effect on our operations due to changes in these assumptions, however if we choose to adopt the provisions of SFAS No. 123, changes in these assumptions could affect our operating results.

Forward Looking Statements—Safe Harbor

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

        We operate in highly competitive and fragmented markets in each of our three operating segments. Within the Recruitment and Technology segments, there are low barriers to entry by potential competitors at the local level. We face significant competition in the markets we serve and will continue to face significant competition in any geographic markets or industry sectors that we may enter. The majority of competitors are significantly smaller than us. However, certain of our competitors are larger, have greater marketing, technical and financial resources, and have stronger brand and name recognition than us. As a result, some of our competitors may be in a better position to capitalize on new technologies and changes in client requirements, and to devote more resources than we can to the development, promotion and sale of their service offerings.

        There has been a significant increase in the number of clients consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate staffing services purchases has in some cases made it more difficult for us to obtain or retain operating. We also face the risk that certain of our current and prospective clients may decide to provide similar services internally. Additionally, pricing pressures intensified as customers continued to competitively bid new contracts. This trend is expected to continue for the foreseeable future. We cannot assure you that we will not encounter increased competition in the future.

        Any significant economic downturn could result in our clients using fewer temporary employees or the loss or bankruptcy of a significant client.

        Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. Also, as businesses reduce their hiring of permanent employees, revenue from our recruitment services is adversely affected. As a result, any significant economic downturn could have a material adverse effect on our business, financial condition or results of operations. During 2002 and 2001, the slowdown in the U.S. economy significantly impacted the recruitment and technology markets, which in turn reduced our revenues significantly.

        A loss or a bankruptcy of a significant client from one of our operating segments, or reduced business from such a client, could have a significant adverse impact on our business and results of operations in future periods. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial clients in the future.

        We are dependent upon availability of qualified personnel, and may not be able to attract and retain sufficient numbers of qualified personnel necessary to succeed.

        We depend upon our ability to attract qualified personnel who possess the skills and experience necessary to meet the staffing requirements of our clients or to successfully bid for new client projects. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists. We could have difficulty attracting and retaining sufficient numbers of qualified personnel necessary for our business to succeed.

        We may not achieve the intended effects of our Business Transformation Strategy.

        As part of the Business Transformation Strategy announced in 2001, we are focused on growing higher margin administrative and professional services and are placing significant effort and resources on further refining and expanding our Outsourcing business. To be successful in this endeavor, we intend to leverage current recruitment, call center and administrative service competencies and pursue partnership opportunities to complete service offerings, expand delivery channels and increase sales. We cannot assure you that these efforts will be successful and, if they are, that they will have the intended effects of increasing the predictability of revenues and earnings, improving productivity or enhancing profitability.

        Lack of client investments in new technology may result in reduced demand for our Technology services. As a result, revenues from our Technology operating segment may continue to decline.

        The economic slowdown in 2002 and 2001 significantly affected the willingness and ability of businesses to invest capital in upgrading or replacing their technology systems and platforms. If capital investment continues to be constrained due to a slow economic environment or other factors which we can neither control nor predict, then our existing and prospective clients may continue to defer installation of new information technology systems and platforms or upgrades to existing systems and platforms. As a result, revenues from our Technology operating segment may continue to decline.

        Our investment in technology initiatives may not yield their intended results.

        We are investing approximately $55 to $60 million over two to three years in a new information technology system. This initiative is designed to replace our existing systems, including disparate legacy systems from various acquisitions, so that many of our administrative functions and operations can be combined and communicate in a state of the art, enterprise-wide integrated system. Although these technology initiatives are intended to increase productivity and operating efficiencies while lowering costs, we cannot assure you that these initiatives will yield their intended results. Delays in completing or an inability to successfully complete these technology initiatives could adversely affect our operations, liquidity and financial condition.

        Regulatory challenges to our tax filing positions could result in additional taxes.

        In 2002, we engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, our tax refund for the 2002 filing year will be increased by approximately $60 million. We believe that we have appropriately reported these transactions in our tax returns, and that we have established adequate reserves with respect to any tax liabilities that may arise in relation to these transactions should our position be challenged by the Internal Revenue Service. However, an unfavorable settlement or adverse resolution of a challenge by the Internal Revenue Service could result in the repayment of some or all of the refund received.

        Further reduction in our credit rating may affect our ability to borrow and increase future borrowing costs.

        Our senior credit rating was reduced to B+ by Standard & Poors; Moody's Investors Services remained unchanged at Ba1 in 2002. We repaid and terminated our revolving credit facility in 2002. Any future credit facility that we may seek to obtain will contain non-investment grade financial terms, covenants and operating restrictions which will increase our cost of financing our business, restrict our financial flexibility and could adversely impact our ability to conduct our business. A further reduction of our credit ratings may result in higher rates of interest on indebtedness which we may incur in the future and our inability to obtain additional debt financing on reasonable terms and conditions. As a result, our liquidity and financial condition may be adversely affected.

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

  •
  employment of illegal aliens;

  •
  errors and omissions by the personnel we place, particularly for the acts of temporary professionals (e.g., accountants, attorneys and information technology consultants);

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

        Our Outsourcing business requires us to assume a greater level of responsibility for developing or maintaining processes on behalf of our clients than our other operating segments. Many of our outsourcing engagements are critical to the operation of our clients' businesses. Our failure or inability to complete these engagements satisfactorily could have a material adverse effect on our clients' operations and consequently may give rise to claims against us for actual or consequential damages or otherwise damage our reputation. Any of these claims could have a material adverse effect on our business, financial condition or results of operations.

        Managing or integrating any future acquisitions may strain our resources.

        In the future, we may plan to pursue acquisitions of other businesses as part of our ongoing efforts to expand our service offerings, gain additional industry expertise, broaden our client base, expand our geographic presence and acquire additional well-trained professional employees. We may not be able to identify, acquire, or profitably manage additional businesses. We may not be able to obtain necessary financing to complete an otherwise desirable acquisition. We may not be able to integrate successfully an acquired business into our existing operations without substantial expense, delays or other operational or financial problems. Acquisitions involve a number of additional risks, including the diversion of management's attention from our existing operations, the failure to retain key personnel or clients of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves, and the potential impairment of acquired intangible assets. We could experience financial or other setbacks if any of the businesses that we acquire have liabilities or problems of which we are not aware. We cannot assure you that client dissatisfaction or performance problems at an acquired business will not have a material adverse impact on our reputation as a whole. Further, we cannot assure you that any future acquired businesses will generate anticipated revenues or earnings. As a result, the anticipated benefits from future acquisitions may not be achieved.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 27, 2002, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

        Our outstanding variable-rate debt at December 27, 2002 and December 28, 2001 was $8.0 million and $19.6 million, respectively. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.1 million and $0.2 million in 2002 and 2001, respectively, on an annual basis.

        From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. As of December 27, 2002 and December 28, 2001, we had no outstanding forward contracts.

        We are exposed to interest rate risk related to a portion of our debt. To minimize interest rate risk, we have from time to time used interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on our variable-rate debt. At December 27, 2002, we had no financial instruments of this nature. During 2001, we had a variable-to-variable interest rate swap agreement outstanding, which effectively converted interest from a British LIBOR basis to a broader index and capped our exposure to upward movement in rates at 8.5%. This agreement was terminated during the first quarter of 2001 at a cost of $1.3 million in anticipation of repaying substantially all variable-rate debt during the second quarter of 2001 with the proceeds from the sale of Michael Page. There were no such agreements outstanding as of December 28, 2001. Spherion received an average variable rate of 5.9% and paid an average variable rate of 6.7% during the period the swap was outstanding during the year ended December 28, 2001.

        When interest rate and foreign currency financial instruments are outstanding, exposure to market risk on interest rate and foreign currency financial instruments results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to our interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade. We are exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote.

        The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. Our insurance deposits were funded to our insurance carrier in December of 2002 and earn a fixed interest rate as then determined. Due to the short amount of time elapsed to December 27, 2002, the carrying value of these deposits approximates fair value. In estimating the fair value of our derivative positions, we utilize quoted market prices, if available, or quotes obtained from outside sources. The fair value of our fixed-rate convertible subordinated notes as of December 27, 2002 and December 28, 2001 was $87.2 million and $162.5 million, respectively with a $96.7 and $207.0 million carrying value at December 27, 2002 and December 28, 2001, respectively. The fair value of our fixed-rate notes is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
    of Spherion Corporation
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Spherion Corporation and subsidiaries ("Spherion") as of December 27, 2002 and December 28, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Spherion's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spherion Corporation and subsidiaries as of December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 Spherion changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 2002 Spherion changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 5, 2003

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Revenues	$2,116,067	$2,667,057	$3,686,697
Cost of services	1,588,729	1,906,141	2,466,118

Gross profit	527,338	760,916	1,220,579
Selling, general, and administrative expenses	467,165	626,788	908,339
Licensee commissions	47,896	52,428	70,871
Amortization of intangibles	321	34,290	42,705
Interest expense	11,192	24,399	52,947
Interest income	(5,914)	(9,595)	(2,523)
Restructuring, asset impairments and other charges	10,449	137,300	148
Goodwill impairment	291,497	—	—
Other gains	(10,458)	(2,435)	—
Gain on sale of Michael Page	—	(305,704)	—
Write-down of investment	—	—	24,766

	812,148	557,471	1,097,253

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(284,810)	203,445	123,326
Income tax (benefit) expense	(11,490)	88,157	50,545

(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	(273,320)	115,288	72,781
Discontinued Operations:
(Loss) earnings from discontinued operations (including loss on disposal of $12,819 in 2002)	(23,249)	(8,372)	2,985
Income tax (benefit) expense	(8,860)	(1,159)	1,240

Net (loss) earnings from discontinued operations	(14,389)	(7,213)	1,745

(Loss) earnings before cumulative effect of changes in accounting principles	(287,709)	108,075	74,526
Cumulative effect of changes in accounting principles, net of income tax benefits of $76,012, $681 and $0, respectively	(615,563)	(1,114)	—

Net (loss) earnings	$(903,272)	$106,961	$74,526

(Loss) earnings per share—Basic:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	$(4.60)	$1.94	$1.14
(Loss) earnings from discontinued operations	(0.24)	(0.12)	0.03
Cumulative effect of changes in accounting principles	(10.36)	(0.02)	—

	$(15.20)	$1.80	$1.17

(Loss) earnings per share—Diluted:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	$(4.60)	$1.84	$1.13
(Loss) earnings from discontinued operations	(0.24)	(0.11)	0.03
Cumulative effect of changes in accounting principles	(10.36)	(0.02)	—

	$(15.20)	$1.72	$1.16

Basic weighted average shares outstanding	59,417	59,502	63,728
Diluted weighted average shares outstanding	59,417	65,934	69,757

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 27, 2002	December 28, 2001
Assets
Current Assets:
Cash and cash equivalents	$65,456	$260,259
Receivables, less allowance for doubtful accounts of $6,760 and $10,261	284,675	347,034
Deferred tax asset	19,897	38,590
Income tax receivable	90,788	7,954
Insurance deposit	26,808	2,693
Other current assets	16,341	20,604
Assets of discontinued operations	11,000	—

Total current assets	514,965	677,134
Goodwill and other intangible assets, net	31,790	1,014,224
Property and equipment, net	94,520	101,687
Deferred tax asset	134,971	54,358
Insurance deposit	61,892	—
Other assets	25,557	28,896

	$863,695	$1,876,299

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$5,419	$10,865
Accrued restructuring	5,938	33,817
Accounts payable and other accrued expenses	88,751	101,893
Accrued salaries, wages and payroll taxes	72,820	81,496
Accrued insurance and other current liabilities	40,738	38,932
Liabilities of discontinued operations	8,316	—

Total current liabilities	221,982	267,003
Long-term debt, net of current portion	8,535	8,754
Convertible subordinated notes	96,715	206,997
Accrued insurance	45,935	48,399
Accrued income tax payable	67,619	13,985
Deferred compensation and other long-term liabilities	18,896	36,183

Total liabilities	459,682	581,321

Commitments and contingencies (see Note 13)
Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 6,376,964 and 6,965,718 shares, respectively	(66,860)	(77,444)
Additional paid-in capital	859,551	866,386
Retained (deficit) earnings	(388,687)	514,585
Accumulated other comprehensive loss	(644)	(9,202)

Total stockholders' equity	404,013	1,294,978

	$863,695	$1,876,299

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For Fiscal Years Ended December 27, 2002, December 28, 2001 and December 29, 2000
(amounts in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 1999	$653	$(31,628)	$868,572	$333,098	$(11,435)	$1,159,260

Comprehensive income:
Net earnings	—	—	—	74,526	—	74,526
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(26,183)	(26,183)
Unrealized gain on investment	—	—	—	—	421	421

Comprehensive income						48,764

Purchase of treasury stock	—	(33,819)	—	—	—	(33,819)
Proceeds from exercise of employee stock options, including tax benefit	—	7,851	(1,748)	—	—	6,103
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	5,398	(1,525)	—	—	3,873
Treasury stock reissued and compensation earned in connection with deferred compensation	—	1,466	4,895	—	—	6,361
Other	—	—	8	—	—	8

Balance as of December 29, 2000	653	(50,732)	870,202	407,624	(37,197)	1,190,550

Comprehensive income:
Net earnings	—	—	—	106,961	—	106,961
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	—	—	—	—	(22,357)	(22,357)
Foreign currency translation adjustments related to the sale of Michael Page	—	—	—	—	50,799	50,799
Foreign currency translation adjustments related to the sale of Recursos Humanos	—	—	—	—	(26)	(26)
Net unrealized gain on securities arising during the period	—	—	—	—	1,090	1,090
Gain on sale of marketable securities included in net earnings	—	—	—	—	(1,511)	(1,511)

Comprehensive income						134,956

Purchase of treasury stock	—	(38,026)	—	—	—	(38,026)
Proceeds from exercise of employee stock options, including tax benefit	—	500	(271)	—	—	229
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	6,383	(3,797)	—	—	2,586
Treasury stock reissued and compensation earned in connection with deferred compensation	—	4,431	252	—	—	4,683

Balance as of December 28, 2001	653	(77,444)	866,386	514,585	(9,202)	1,294,978

Comprehensive loss:
Net loss	—	—	—	(903,272)	—	(903,272)
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	8,558	8,558

Comprehensive loss						(894,714)

Purchase of treasury stock	—	(1,660)	—	—	—	(1,660)
Proceeds from exercise of employee stock options, including tax benefit	—	1,760	(493)	—	—	1,267
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	3,609	(2,089)	—	—	1,520
Treasury stock reissued and compensation earned in connection with deferred compensation	—	6,875	(4,253)	—	—	2,622

Balance as of December 27, 2002	$653	$(66,860)	$859,551	$(388,687)	$(644)	$404,013

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Cash Flows from Operating Activities:
(Loss) earnings before cumulative effect of changes in accounting principles	$(287,709)	$108,075	$74,526
Adjustments to reconcile (loss) earnings before cumulative effect of changes in accounting principles to net cash provided by (used in) operating activities:
Discontinued operations provision	12,819	—	—
Gain on bond repurchase	(10,458)	—	—
Goodwill impairment	291,497	—	—
Depreciation and amortization	29,214	67,684	80,882
Deferred income tax expense (benefit)	14,091	(2,614)	13,020
Restructuring, asset impairments and other charges	10,449	140,141	259
Gain on sale of Michael Page	—	(305,704)	—
Write-down of investment	—	—	24,766
Other non-cash charges	5,336	7,740	11,992
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	58,962	103,960	(52,236)
Other assets	(3,287)	1,050	19,394
Prepaid taxes	(81,233)	5,407	(25,203)
Accounts payable, accrued liabilities and other liabilities	(38,322)	(120,557)	(4,783)
Accrued income taxes	53,401	3,617	12,809
Restructuring liabilities	(15,597)	(28,387)	(5,438)

Net Cash Provided by (Used in) Operating Activities	39,163	(19,588)	149,988

Cash Flows from Investing Activities:
Proceeds from the sale of Michael Page, net of cash sold	—	852,688	—
Acquisitions and earnout payments, net of cash acquired	(3,700)	(34,125)	(101,111)
Capital expenditures, net	(33,599)	(34,909)	(56,230)
Insurance deposit	(85,892)	—	—
Investment in equity securities	—	—	(26,765)
Other	3,953	3,871	16,039

Net Cash (Used in) Provided by Investing Activities	(119,238)	787,525	(168,067)

Cash Flows from Financing Activities:
Debt proceeds	200	93,367	93,769
Debt repayments	(19,064)	(595,603)	(38,920)
Repurchase of convertible subordinated notes	(98,703)	—	—
Purchase of treasury stock	(1,660)	(38,026)	(33,819)
Other, net	4,499	(5,873)	(2,033)

Net Cash (Used in) Provided by Financing Activities	(114,728)	(546,135)	18,997

(Decrease) increase in cash and cash equivalents	(194,803)	221,802	918
Cash and cash equivalents, beginning of period	260,259	38,457	37,539

Cash and cash equivalents, end of period	$65,456	$260,259	$38,457

Supplemental Cash Flow Information:
Cash paid (received) during the year for:
Income taxes	$(5,242)	$84,135	$49,394
Interest	$11,817	$26,948	$53,477
Non-cash activities:
Loan notes and convertible promissory notes issued in connection with acquisitions	$—	$4,334	$26,388
Short-term note payable entered into for purchase of software and related costs	$6,367	$—	$—

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—Spherion Corporation and subsidiaries ("Spherion") enhances the business performance of its clients through Recruitment, Technology and Outsourcing services and currently operates in seven countries: Australia, Canada, Hong Kong, New Zealand, The Netherlands, the United Kingdom and the United States. Recruitment services include temporary staffing and permanent placement of personnel in the following skill categories: office, clerical and administrative, light industrial, accounting/finance, engineering, sales/marketing, human resources and law. Technology services include staffing and outsourcing (managed services) for a client's technology applications and infrastructure. Areas of expertise include: quality assurance, project management, help desk, data center and network operations. Outsourcing services assume responsibility for client functions in call center, employment and administrative services. In addition, Spherion provides human resource consulting services of outplacement, assessment and workforce consulting to help clients in the planning, acquisition and optimization of its workforce. Founded in 1946, Spherion is headquartered in Fort Lauderdale, Florida and operates a network of approximately 820 locations.

        Principles of Consolidation—The consolidated financial statements include the accounts of Spherion Corporation and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different materially from those estimates.

        Fiscal Year—Spherion's fiscal year is comprised of 52 or 53 weeks, ending on the last Friday in December. The fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000 contained 52 weeks.

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

        Investments—Investments are classified as available-for-sale securities, reported at fair value and are included in "Other assets" in the accompanying consolidated balance sheets. Unrealized gains and losses are reported, net of tax, as a component of stockholders' equity. Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine cost of securities sold. Spherion did not have any investments as of December 27, 2002 or December 28, 2001.

        During the second quarter of 2000, Spherion made an equity investment in Worldwide Xceed Group, Inc., an internet-focused consulting group. In the fourth quarter of 2000, Spherion determined that the decline in value of this investment was other than temporary and recorded a pre-tax charge to earnings of $24.8 million ($15.4 million after-tax, or $0.22 per diluted share).

        Intangible Assets—Intangible assets consist principally of goodwill and trade names. Spherion adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" at the beginning of fiscal year 2002. This statement requires that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Upon adoption, Spherion discontinued amortization of all goodwill; however, trade names and other intangible assets continue to be amortized on a straight-line basis over a period of approximately 5 years. See Note 2, Goodwill Impairment and Intangible Assets, for further discussion.

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

        Impairment of Long-Lived Assets—As required by SFAS No. 144, long-lived assets should be tested for recoverability whenever events or circumstances indicate that their carrying amount may not be recoverable. Spherion evaluates the recoverability of long-lived assets to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate if and/or when an event or circumstance arises that would require it to do so. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the asset's carrying value in excess of fair value. The estimated future cash flows of an asset or asset group are calculated on an undiscounted basis.

        Accrued Self-Insurance Losses—Spherion retains a portion of the risk under its workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Workers' compensation losses, general liability/professional liability and employment practices liability losses have been discounted at 5% at December 27, 2002 and December 28, 2001. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Spherion funds its workers' compensation liability with an insurance deposit. This deposit was $88.7 million at December 27, 2002 and is included in Spherion's consolidated balance sheets. The deposit will be used to fund claims and cannot be used for general corporate purposes.

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

        Revenue Recognition—Spherion records revenues from sales of services by its company-owned and licensed operations and from royalties earned on sales of services by its franchise operations. Staffing revenue and the related labor costs and payroll are recorded in the period in which services are performed. Outsourcing revenues are recognized when the service is provided. Placement revenues are recognized when services provided are substantially completed. Allowances are established to estimate losses due to placed candidates not remaining employed for Spherion's guarantee period. Revenues are recognized as services are provided and Spherion follows Emerging Issues Task Force ("EITF") 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenues and expenses. This guidance requires Spherion to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Spherion is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

        Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records franchise royalties in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue" based upon the contractual percentage of franchise sales, in the period in which the franchisee provides the service. Franchise royalties, which are included in revenues, were $7.3 million, $5.6 million and $8.0 million for the fiscal years ended December 27, 2002, December 28, 2001, and December 29, 2000 respectively. The second form of franchising agreement is a licensee agreement where Spherion acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the licensee acts as Spherion's agent providing certain sale and recruiting services. Accordingly, sales and costs of services generated by the licensed operation are recorded gross in Spherion's consolidated statements of operations. Spherion pays the licensee a commission for acting as Spherion's agent and this commission is based on a percentage of gross profit from the office managed by the licensee and averaged 68%, 61% and 59% for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, of the licensed offices' gross profit. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee's full-time office employees. Spherion's consolidated statements of operations reflect the licensee commission as an expense, but do not include the rent, utilities and salaries of the full-time office employees since these expenses are the responsibility of the licensee. Spherion has credit risk for sales to its customers through licensee arrangements as Spherion pays all direct costs associated with providing temporary services before related accounts receivable are collected. Spherion has partially mitigated this risk by making the licensee responsible to reimburse Spherion up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however, Spherion bears the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollected amounts.

        Income Taxes—Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Spherion does not provide for U.S. income taxes on the undistributed earnings of foreign operations as such earnings are considered to be invested for an indefinite period of time and such earnings will only be repatriated when tax effective to do so. At December 27, 2002 and December 28, 2001, undistributed earnings of foreign subsidiaries totaled $19.6 million and $16.9 million, respectively from continuing operations and $3.9 million and $5.9 million, from discontinued operations. Valuation allowances on deferred tax assets are recorded to the extent it is more likely than not that a tax benefit will not be realized.

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

        Derivative Financial Instruments—From time to time, Spherion enters into interest rate swap agreements and foreign exchange forward contracts as part of the management of its interest rate and foreign currency exchange rate exposures. Spherion did not have any derivative financial instruments outstanding as of December 27, 2002 or December 28, 2001. In the past, these financial instruments were not held for trading purposes and none of the instruments were leveraged. All financial instruments were put into place to hedge specific exposures. Amounts paid or received under swap agreements were recognized over the terms of the agreements as adjustments to interest expense. Amounts receivable or payable under the agreements were included in receivables or accrued expenses in the consolidated balance sheets. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedged specific foreign currency commitments were deferred and recorded in net earnings in the period in which the underlying transaction was recorded.

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

        At December 27, 2002, Spherion has one primary stock option plan, the 2000 Stock Incentive Plan, which is described more fully in Note 10, Stock-Based Compensation Plans. No stock-based employee compensation cost is reflected in net (loss) earnings, as all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if Spherion had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Net (loss) earnings, as reported	$(903,272)	$106,961	$74,526
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,981)	(4,686)	(7,499)

Pro forma net (loss) earnings	$(907,253)	$102,275	$67,027

(Loss) earnings per share:
Basic—as reported	$(15.20)	$1.80	$1.17

Basic—pro forma	$(15.27)	$1.72	$1.05

Diluted—as reported	$(15.20)	$1.72	$1.16

Diluted—pro forma	$(15.27)	$1.65	$1.05

        The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Expected life (in years)	3	3	3
Interest rate	2.26%	4.46%	5.97%
Volatility	68.00%	49.00%	47.00%
Expected dividends	—	—	—
Weighted average per share fair value	$3.12	$2.70	$4.61

        New Accounting Pronouncements and Interpretations—In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to

provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, including: (1) prospective method, (2) modified prospective method, and (3) retroactive restatement method. Alternative 1, the prospective method, is only permitted if a company elects to adopt the provisions of SFAS No. 148 for stock-based employee compensation in a fiscal year beginning before December 15, 2003. Adoption of SFAS No. 148 in a fiscal year beginning after December 15, 2003 will require the use of alternative 2 or 3 above. Spherion has no current plans to change its accounting policy from the intrinsic method to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires companies to include prominent disclosure of the method of accounting used and the potential effect of the method used on reported results in both annual and interim financial statements. Updated disclosures are shown above.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements 5, 57 and 107 and rescission of FASB Interpretation No.34)." FIN 45 requires a guarantor to disclose its obligations under certain guarantees and to recognize at the inception of a guarantee the fair value of the guarantee obligation. The disclosure requirements of FIN 45 are effective for financial statements of periods ended after December 15, 2002, and the recognition and measurement provisions are effective for all guarantees issued after December 31, 2002. Disclosure related to Spherion's guarantees is included in Note 13, Commitments and Contingencies.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Spherion does not anticipate that the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which amends other existing authoritative pronouncements to preclude gains and losses on the extinguishments of debt to be recorded as extraordinary unless it meets the specific criteria set forth in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Spherion adopted the provisions of SFAS No. 145 during the third quarter of 2002, and as such the gains recognized on the repurchase of Spherion's 4 1/2% convertible subordinated notes have been recorded as part of earnings from continuing operations and is included in other gains in the accompanying consolidated statements of operations as opposed to an extraordinary item. See Note 7, Long-Term Debt, for further discussion.

        Effective January 1, 2002, Spherion adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB 30. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. During 2002, Spherion adopted a plan to dispose of certain consulting businesses in the United Kingdom and The Netherlands within its Technology segment and Saratoga, a human capital measurement business within its Outsourcing segment. As such, the results of these subsidiaries for all periods presented have been reclassified as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144. See Note 3, Discontinued Operations, for further discussion.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Spherion adopted the provisions of these statements in the first quarter of 2002. As a result of the adoption of SFAS No. 142, Spherion recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after-tax) as of January 1, 2002. The charge was determined based primarily on a valuation study performed by an external valuation firm and fair values were determined based on both the discounted present value of anticipated future cash flows and the comparable market prices of competitors as of January 1, 2002. Additionally, SFAS No. 142 requires an annual impairment test, which Spherion performed as of November 22, 2002. As a result of this annual test, Spherion recorded a pre-tax charge of $291.5 million, which is included in Spherion's loss from continuing operations for the twelve months ended December 27, 2002. See Note 2, Goodwill Impairment and Intangible Assets, for further discussion.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Spherion adopted the provisions of SFAS No. 133, as amended by SFAS No. 138, in the first quarter of 2001 and recorded a charge for the cumulative effect of a change in accounting principle of $1.1 million, net of an income tax benefit of $0.7 million.

2.    GOODWILL IMPAIRMENT AND INTANGIBLE ASSETS

        Effective at the beginning of 2002, Spherion adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis.

        As a result of the initial adoption of SFAS No. 142, Spherion recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after tax) as of January 1, 2002. Additionally, Spherion performed its annual impairment test as of November 22, 2002, and recorded an additional impairment charge of $291.5 million. These charges were determined based primarily on valuation studies performed by external valuation firms and fair values were determined based on both the discounted present value of anticipated future cash flows and the comparable market prices of competitors as of each test date.

        The initial charge recorded in connection with the adoption of SFAS No. 142, was largely a result of the decrease in Spherion's profitability during 2001 and 2000, which negatively impacted Spherion's cash flow projections, and primarily affected two of the three operating segments, Recruitment and Technology. The Recruitment segment had grown rapidly through both acquisition and organic growth. With the decline in economic conditions during 2001 and 2000, the purchase prices paid for the recruitment portion of the Norrell acquisition (in both the United States and the United Kingdom), the Australian acquisition and various United States professional recruiting acquisitions could not be supported based on a discounted cash flow analysis or based on market comparable information resulting in a pre-tax charge of $475.3 million. In the Technology segment, the sharp decline in the post Year 2000 business environment similarly affected a number of Spherion's United States acquisitions (Norrell and Computer Power Group) as well as Spherion's technology subsidiary in The Netherlands resulting in a pre-tax charge of $214.9 million.

        A large part of the goodwill valuation is based upon cash flow projections. Spherion's initial valuation in January of 2002, based upon data available at that time, projected economic recoveries in its industry beginning in 2002. Revised industry data in November of 2002 predicted a delay in the economic recovery and somewhat lower growth rates, thus resulting in lower cash flow projections. This along with Spherion's decreased market capitalization for the past six months resulted in its charge in the fourth quarter of $291.5 million.

        The changes in the carrying amount of goodwill for the twelve months ended December 27, 2002 are as follows (in thousands):

	Recruitment	Technology	Outsourcing	Total
Balance at December 28, 2001	$629,164	$222,577	$161,550	$1,013,291
Impairment loss resulting from SFAS No. 142 adoption	(475,317)	(214,852)	(1,406)	(691,575)
Goodwill impairment during the period	(148,758)	—	(142,739)	(291,497)
Goodwill acquired during the period	2,331	—	156	2,487
Assets of discontinued operations	—	(1,002)	(4,242)	(5,244)
Foreign currency changes and other	3,608	1	(177)	3,432

Balance at December 27, 2002	$11,028	$6,724	$13,142	$30,894

        Other intangible assets, which will continue to be amortized, are primarily comprised of trade names, trademarks and non-compete and employment agreements and aggregated $1.4 million, less accumulated amortization of $0.5 million as of December 27, 2002. Amortization of trade names and other intangibles for the years ended December 27, 2002, December 28, 2001 and December 29, 2000 amounted to $0.3 million, $1.4 million and $5.3 million, respectively. Annual amortization expense of other intangible assets is expected to be $0.4 million, $0.3 million, $0.2 million and $0.1 million for the fiscal years 2003 through 2006. The remaining weighted average life of other intangible assets is 3 years.

        Had we accounted for goodwill under SFAS No. 142 during 2001 and 2000, Spherion's net earnings/(loss) and earnings/(loss) per share from continuing operations would have been as follows (in thousands, except per share amounts):

	December 27, 2002	December 28, 2001	December 29, 2000
Net (loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles, as reported	$(273,320)	$115,288	$72,781
Goodwill amortization, after-tax	—	30,604	39,190

Net (loss) earnings, as adjusted	$(273,320)	$145,892	$111,971

Basic (loss) earnings per share from continuing operations before cumulative effect of changes in accounting principles:
As reported	$(4.60)	$1.94	$1.14

As adjusted	$(4.60)	$2.45	$1.76

Diluted (loss) earnings per share from continuing operations before cumulative effect of changes in accounting principles:
As reported	$(4.60)	$1.84	$1.13

As adjusted	$(4.60)	$2.31	$1.69

3.    DISCONTINUED OPERATIONS

        During 2002, Spherion adopted a plan to dispose of certain consulting businesses in the United Kingdom and The Netherlands within its Technology segment and Saratoga, a human capital measurement business within its Outsourcing segment. Spherion's decision to dispose of these subsidiaries is consistent with Spherion's Business Transformation Strategy to improve productivity and enhance profitability. Spherion has disposed of one of these subsidiaries as of December 27, 2002 and expects to complete the disposal of the other two subsidiaries during the first half of 2003.

        As a result of Spherion's decision to dispose of these businesses, the operating results for all periods presented of these subsidiaries have been reclassified as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The estimated fair value of the major classes of assets and liabilities for each subsidiary to be disposed of as of December 27, 2002, as grouped in their former segments, are as follows (in thousands):

	Technology	Outsourcing	Total
Receivables, net	$3,315	$455	$3,770
Other current assets	131	429	560
Goodwill and other intangible assets, net(1)	—	3,249	3,249
Property and equipment, net	151	140	291
Deferred tax asset	3,130	—	3,130

Total assets of discontinued operations	$6,727	$4,273	$11,000

Account payable and other accrued expenses	$6,755	$903	$7,658
Other liabilities	547	111	658

Total liabilities of discontinued operations	$7,302	$1,014	$8,316

(1)
Amounts after write-down of $2.0 million to net realizable value.

        Revenue and pre-tax losses of these subsidiaries included within (loss) earnings from discontinued operations in the accompanying consolidated statements of operations for the years ended December 27, 2002, December 28, 2001 and December 29, 2000 are as follows (in thousands):

	December 27, 2002			December 28, 2001			December 29, 2000
	Technology	Outsourcing	Total	Technology	Outsourcing	Total	Technology	Outsourcing	Total
Revenue	$25,077	$2,511	$27,588	$43,494	$2,586	$46,080	$50,855	$3,271	$54,126

Gross Profit	$6,112	$713	$6,825	$12,588	$886	$13,474	$19,414	$1,680	$21,094
Selling, general and administrative expenses and amortization	(11,024)	(2,962)	(13,986)	(16,556)	(2,449)	(19,005)	(13,502)	(4,496)	(17,998)
Restructuring charges	(3,269)	—	(3,269)	(2,841)	—	(2,841)	(111)	—	(111)

Pre-tax (loss) earnings	(8,181)	(2,249)	(10,430)	(6,809)	(1,563)	(8,372)	5,801	(2,816)	2,985
Loss on disposal	(10,410)	(2,409)	(12,819)	—	—	—	—	—	—
Income tax benefit (expense)	7,156	1,704	8,860	664	495	1,159	(2,211)	971	(1,240)

(Loss) earnings from discontinued operations, including loss on disposal	$(11,435)	$(2,954)	$(14,389)	$(6,145)	$(1,068)	$(7,213)	$3,590	$(1,845)	$1,745

4.    RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

        A summary of the charges is as follows (in thousands):

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Restructuring	$(7,361)	$53,651	$148
Write-down of assets (including goodwill of $26.6 million)	—	42,729	—
Goodwill impairment	—	33,703	—
Other charges	17,810	7,217	—

	$10,449	$137,300	$148

2002 Activity

        During 2002, no restructuring activities were undertaken, however $7.4 million of restructuring charges from prior years were determined unnecessary, primarily as a result of the buyout or sublease of existing lease obligations at better than expected rates and the favorable resolution of severance payouts, and these amounts were reversed to income.

        During the second quarter of 2002, Spherion recorded other charges (included in "restructuring, asset impairments and other charges" in the attached consolidated statements of operations) in the amount of $10.0 million for additional anticipated losses associated with the sublease of Norrell's former headquarters building due to the continued deterioration of the rental market in Atlanta, Georgia. During the fourth quarter of 2002, Spherion recorded asset impairment and other charges in connection with the write-down of assets of approximately $4.3 million relating to a going-concern software development operating unit, and $3.5 million relating to Spherion's obligations under an employment contract with a former executive.

2001 Activity

        During 2001, Spherion announced its Business Transformation Strategy which was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. This combined with the slowdown in the economy led to an assessment of the strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the "2001 Plans").

        Restructuring costs of $53.7 million, in 2001 include employee severance costs of $22.5 million, facility closure costs and asset write-offs of $31.3 million, professional fees related to the execution of the 2001 Plans of $2.8 million and reversal of over accruals of $3.0 million. The facility closure costs include $20.2 million in lease termination costs and $11.1 million for the write-off of leasehold improvements on closed locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets was approximately $3.0 million annually. These actions included the elimination of 1,206 positions, primarily within the Recruiting and Outsourcing segments and the closure of 287 locations.

        The write-down of assets of $42.7 million includes the write-down of businesses sold or held for sale of $37.1 million and the write-down of abandoned software of $5.6 million. The write-down of the business held for sale and businesses sold as of December 28, 2001 was for the estimated loss on disposition of the StratfordGroup, Spherion's retained executive search business, JobOptions, an internet recruiting business and the commercial staffing operations in Spain. These businesses were written-down to their estimated net realizable values. These businesses generated $23.5 million of revenues and pre-tax losses of $9.4 million during 2001.

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

2000 Activity

        The 2000 plans were related to rationalizing excess capacity resulting from the Norrell acquisition.

        An analysis of the restructuring plans, along with amounts remaining to be distributed under restructuring plans initiated in 1999, 2000 and 2001 are as follows (dollar amounts in thousands):

	Facility Closures and Asset write-offs	Number of Locations	Severance	Number of personnel	Total
Balance at December 31, 1999	$5,652	21	$2,185	112	$7,837
2000 Plan Charges(1)	845	14	2,399	71	3,244
Utilized during fiscal 2000	(2,898)	(35)	(2,540)	(102)	(5,438)
Reversal of over accrual	(2,007)	—	(978)	(74)	(2,985)

Balance at December 29, 2000	1,592	—	1,066	7	2,658
2001 Plan Charges(2)	34,756	290	24,692	1,311	59,448
Utilized during fiscal 2001	(9,303)	(222)	(16,030)	(1,096)	(25,333)
Reversal of over accrual	(1,092)	(11)	(1,864)	(96)	(2,956)

Balance at December 28, 2001	25,953	57	7,864	126	33,817
Utilized during fiscal 2002	(13,880)	(53)	(5,816)	(97)	(19,696)
Reversal of over accrual	(5,716)	—	(1,645)	(23)	(7,361)

Balance at December 27, 2002 before reclass	6,357	4	403	6	6,760
Reclassified to discontinued operations(3)	(635)	(2)	(187)	(6)	(822)

Balance at December 27, 2002	$5,722	2	$216	—	$5,938

(1)
2000 plan changes include $2,288 and $111 relating to employee severance for 68 and 3 individuals from continuing and discontinued operations, respectively.

(2)
2001 plan changes include the following: $34,147 and $609 related to facility closures and asset write-offs from continuing and discontinued operations, respectively with a corresponding 287 and 3 locations, respectively; while $22,460 and $2,232 related to employee severance for 1,206 and 105 individuals from continuing and discontinued operations, respectively.

(3)
Reserve amounts related to discontinued operations were reclassified to liabilities of discontinued operations in June 2002.

        At December 27, 2002, only two of the locations identified as restructuring properties have not been disposed of by buyout or sublease and the remaining accruals for facility closures and asset write-offs of $5.7 million relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), estimated losses on subleases of 20 properties and assets to be disposed of. The remaining accruals for severance relate to terminated employees who have extended payout terms. All affected employees have been severed from Spherion.

5.    ACQUISITIONS AND DISPOSITIONS

  Acquisitions

        Spherion has not had an active acquisition program since Norrell was acquired in 1999. Most acquisition activity since that time has been to eliminate market conflicts by acquiring overlapping or competing licensee or franchisee owners. In 2002, Spherion acquired one small recruitment business and a few of Spherion's licensee and franchisee operations. Additionally, Spherion has made payments related to prior year acquisitions for contingent consideration based on the attainment of specified earnings. All acquisitions subsequent to June 30, 2001 have been accounted for in accordance with SFAS No. 141 and their operations are included in the consolidated statements of operations from the dates of acquisition. As a result of meeting certain earnings objectives, the former shareholders of certain acquired companies received additional consideration of $28.7 million (of which $4.3 million was paid in the issuance of interest bearing loan notes) in 2001 under the terms of the acquisition agreements. During 2001, Spherion also had other acquisitions totaling $9.8 million, primarily related to acquired licensee and franchise operations to eliminate market conflicts.

        The fair value of assets acquired and liabilities assumed (excluding cash acquired) in connection with acquisitions made in 2002, 2001 and 2000 follows (in thousands):

	December 27, 2002	December 28, 2001	December 29, 2000
Working capital (deficiency)	$—	$—	$(23)
Goodwill and tradenames	3,604	38,109	126,576
Other net assets	96	350	946
Debt assumed	—	—	—

Net assets acquired	$3,700	$38,459	$127,499

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

  Dispositions

        During 2001, Spherion completed the sale of several businesses, the most significant of which was Michael Page Group PLC. Spherion completed the initial public offering of shares of Michael Page, disposing of 100% of Spherion's interest in April of 2001. Spherion's proceeds were approximately $710 million, net of taxes and expenses. Spherion recorded a gain on the transaction of $305.7 million ($186.3 million after-tax) of which an $11.4 million ($7.2 million after-tax) gain related to foreign currency gains on forward contracts.

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

        The following table summarizes the operating results for the sold business units for the periods they were owned by Spherion (in thousands):

	Fiscal Years Ended
	December 28, 2001	December 29, 2000
Revenues	$203,177	$685,043
Earnings before interest and taxes	$19,541	$95,207

The results of the sold businesses have been included in the consolidated statements of operations and cash flows through the dates of their disposition.

6.    PROPERTY AND EQUIPMENT

        A summary of property and equipment follows (in thousands):

	Life (in years)	December 2002	December 2001
Land	—	$4,167	$4,167
Buildings	10-40	21,479	21,330
Equipment	3-8	141,975	157,769
Software, primarily third party purchased software	3-5	33,169	27,948
Leasehold improvements and other	3-5	10,985	11,405

		211,775	222,619
Less: Accumulated depreciation and amortization		(117,255)	(120,932)

		$94,520	$101,687

        Depreciation and amortization of property and equipment for the years ended December 27, 2002, December 28, 2001 and December 29, 2000 amounted to $28.1 million, $31.1 million, and $36.1 million, respectively.

        The classification of certain of Spherion's businesses as discontinued operations in 2002 resulted in a decrease to property and equipment of $7.0 million, net of accumulated depreciation. Depreciation and amortization of property and equipment related to discontinued operations for the years ended December 27, 2002, December 28, 2001 and December 29, 2000 amounted to $0.8 million, $1.4 million and $1.4 million, respectively.

7.    LONG-TERM DEBT

        A summary of long-term debt follows (in thousands):

	December 27, 2002	December 28, 2001
U.S. dollar convertible subordinated notes, due 2005	$96,715	$206,997
U.S. dollar convertible promissory notes, due 2005	8,000	8,000
Software License Note Payable, due 2003	4,775	—
Foreign debt, due 2004	698	1,384
Loan notes denominated in British pound sterling, due 2002	—	10,235
Other debt, due 2008	481	—

Total debt	110,669	226,616
Less current maturities of long-term debt	(5,419)	(10,865)
Less U.S. dollar convertible subordinated notes, due 2005	(96,715)	(206,997)

Long-term debt, net of current portion	$8,535	$8,754

        The U.S. dollar convertible subordinated notes (the "Notes") were issued in May 1998 and are convertible into common stock at any time prior to maturity at a conversion rate of 26.8052 shares per each $1,000 principal amount, equivalent to a conversion price of approximately $37.31 per share. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year at a rate of 4 1/2%. If not repurchased directly from bondholders at the current market value, the Notes are redeemable, in whole or in part, at the option of Spherion at any time at the redemption prices (together with accrued interest to the redemption date) set forth below. Such redemption prices (expressed as a percentage of principal amount) are as follows for the 12-month period beginning on June 1 of the following years:

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

        During 2002, Spherion's Board of Directors authorized Spherion to repurchase from time to time any of the Notes in such amounts and on such terms as deemed advisable by Spherion if approached by a bondholder. Spherion repurchased an aggregate face value of $110.3 million of the Notes for a purchase price of $98.7 million. Spherion recorded a gain, net of bond issuance cost write-offs, of $10.5 million, which is included in other gains in the accompanying consolidated statements of operations.

        In October 2000, Spherion issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC.

        In July 2002, Spherion entered into a U.S. dollar loan facility secured by substantially all domestic accounts receivable. This facility provides up to $200 million of on-balance sheet financing for an initial 364-day term, which is renewable annually. Interest on this facility is based on commercial paper rates plus a credit spread. There are no amounts outstanding under this facility as of December 27, 2002.

        Maturities of debt outstanding at December 27, 2002 are $5.4 million, $0.2 million, $104.8 million, $0.1 million, and $0.2 million in 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

8.    INCOME TAXES

        Income from continuing operations before income taxes and the components of the income tax (benefit) provision, are as follows (in thousands):

	December 27, 2002	December 28, 2001	December 29, 2000
(Loss) income from continuing operations before income taxes:
United States	$(225,564)	$181,875	$47,329
Foreign	(59,246)	21,570	75,997

	$(284,810)	$203,445	$123,326

Current tax (benefit) expense:
Federal	$(29,093)	$66,954	$4,336
State and local	1,114	12,198	2,411
Foreign	2,398	11,619	30,778

	(25,581)	90,771	37,525

Deferred tax expense (benefit):
Federal	14,277	(2,410)	9,091
State and local	2,647	(202)	761
Foreign	(2,833)	(2)	3,168

	14,091	(2,614)	13,020

Total provision for income taxes	$(11,490)	$88,157	$50,545

        The following table reconciles the U.S. Federal income tax rate to Spherion's effective tax rate:

	December 27, 2002	December 28, 2001	December 29, 2000
Statutory rate	(35.0)%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of Federal benefit	1.2	4.3	1.7
Nondeductible amortization of intangibles	30.4	5.1	9.6
Wages to work credits	(0.4)	(1.7)	(4.0)
Foreign tax credits	(0.1)	(26.7)	—
Gain on sale of Michael Page	—	28.2	—
Other, net	(0.1)	(0.9)	(1.3)

	(4.0)%	43.3%	41.0%

        Significant components of Spherion's deferred tax assets and liabilities are as follows (in thousands):

	December 27, 2002	December 28, 2001
Current deferred tax assets (liabilities):
Employee benefits, primarily deferred compensation	$3,414	$—
Self-insurance and accrued compensation	944	13,852
Sale of HealthCare business	1,869	1,967
Accrued expenses, including acquisition and restructure costs	11,555	19,420
Receivables allowances	2,115	3,351

	19,897	38,590

Noncurrent deferred tax assets (liabilities):
Employee benefits, primarily deferred compensation	11,368	16,861
Self-insurance	26,937	18,236
Fixed assets	(9,717)	(5,447)
Intangible assets	102,762	24,317
Unused tax credits and net operating loss benefits	3,647	—
Foreign net operating loss and other	3,621	391

	138,618	54,358
Valuation allowance	(3,647)	—

	134,971	54,358

Net deferred tax assets	$154,868	$92,948

        Unremitted earnings of foreign subsidiaries are considered to be permanently invested and, accordingly, United States income taxes have not been provided on these earnings. At December 27, 2002 and December 28, 2001, the estimated amount of unremitted earnings of foreign subsidiaries totaled $19.6 million and $16.9 million, respectively, from continuing operations and $3.9 million and $5.9 million, respectively, from discontinued operations, respectively.

        Spherion has established a $3.6 million valuation allowance, primarily related to state net operating losses (NOL's), to reduce its deferred tax asset to an amount that is more likely than not to be realized. These NOL's expire over the next five to twenty years. Spherion also has $10.5 million in foreign NOL carryforwards related to its Australian operations which have an indefinite carryforward period.

        In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion's tax refund for its 2002 filing year will be increased by approximately $60 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves with respect to any tax liabilities that may arise in relation to these transactions should its position be challenged by the Internal Revenue Service. However, an unfavorable settlement or adverse resolution of a challenge by the Internal Revenue Service could result in the repayment of some or all of the refund received.

9.    EMPLOYEE SAVINGS AND INVESTMENT PLANS

        Spherion has a voluntary employee savings plan (401(k) benefit plan) covering substantially all eligible United States employees. This plan has a basic match, which is based on employee contributions, and a discretionary match based on employee contributions and, in the United States, the attainment of certain financial objectives. Contributions, net of forfeitures, by Spherion under the plan amounted to $0.9 million, $1.3 million and $1.5 million for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. There were approximately 2,400 participating employees in this plan as of December 27, 2002. Spherion's subsidiary, Michael Page Group PLC, which was sold on April 2, 2001, operated a defined contribution plan covering substantially all eligible employees. Contributions by Spherion under this plan amounted to $1.7 million and $4.7 million for the years ended December 28, 2001 and December 29, 2000, respectively, net of forfeitures.

        Spherion also has a voluntary non-qualified deferred compensation plan for highly compensated employees who are not eligible to participate in Spherion's 401(k) benefit plan. The plan allows eligible employees to defer receipt of a portion of their compensation. Employee deferrals earn a return based on each employee's elected hypothetical plan investments including amounts represented by deferred stock units of Spherion's common stock. The plan is not funded but Spherion has investments in company owned life insurance policies classified as other assets in the accompanying consolidated balance sheets in the amount of $15.9 million and $18.0 million at December 27, 2002 and December 28, 2001, respectively, and the earnings from these investments partially offset Spherion's cost of providing the benefit. The deferred compensation, along with company matching amounts and accumulated investment earnings or losses, is accrued. Such accrual amounted to $24.9 million and $31.4 million at December 27, 2002 and December 28, 2001, respectively, the long-term portion of which was included in deferred compensation and other long-term liabilities and the short-term portion in accrued insurance and other current liabilities in the consolidated balance sheets. The deferred compensation and company matching of amounts represented by deferred stock units of Spherion are included in additional paid-in capital in the consolidated balance sheets. There were approximately 300 employees participating in this plan as of December 27, 2002.

        Spherion has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The aggregate amount an employee may purchase each calendar year is limited to a maximum of 15% of an employee's compensation or $25,000 in the value of the stock. There were 208,407 and 355,772 shares issued in 2002 and 2001, respectively, under this plan. A total of 386,459 shares are available as of December 27, 2002 for purchase under the plan, which expires on July 1, 2005.

10.    STOCK-BASED COMPENSATION PLANS

        Spherion has one primary stock option plan, the 2000 Stock Incentive Plan. Under the plan, options to purchase Spherion's common stock may be granted to employees and outside directors of Spherion and its subsidiaries for periods not to exceed ten years at a price that is not less than 100% of fair market value on the date of grant. At December 27, 2002 and December 28, 2001, Spherion had 1,918,676 and 1,270,540 shares, respectively, reserved for future grants under the plan.

        Changes under these stock option plans for 2002, 2001 and 2000 were as follows:

	December 27, 2002		December 28, 2001		December 29, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	8,672,509	$15.56	9,713,745	$18.54	8,264,123	$20.35
Granted	2,885,079	6.88	2,240,617	7.32	2,560,486	12.68
Exercised	(113,644)	7.74	(29,241)	6.91	(391,786)	13.18
Forefeited	(3,898,300)	19.76	(3,252,612)	18.86	(719,078)	21.43

Outstanding at end of year	7,545,644	$10.20	8,672,509	$15.56	9,713,745	$18.54

Options exercisable at end of the year	3,082,528	$13.86	4,655,695	$18.74	4,179,135	$19.78

        The following table summarizes information about fixed stock options outstanding at December 27, 2002:

	Options Outstanding			Options Excercisable
Range of Exercise Prices	Number Outstanding at Dec. 27, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at Dec. 27, 2002	Weighted Average Life Exercise Price
$ 0.00-$ 7.49	3,474,275	9.04	$6.54	637,984	$7.14
$ 7.50-$14.99	2,956,821	7.37	10.27	1,424,169	11.40
$15.00-$24.99	883,482	5.65	19.72	810,378	19.75
$25.00-$31.00	231,066	5.05	28.01	209,997	28.24

	7,545,644	7.87	$10.20	3,082,528	$13.86

        In December 2001, Spherion commenced a tender offer for certain stock options held by its United States resident employees. The offer granted holders of options the ability to tender 2 1/2 stock options with exercise prices of $18.00 or more for one new option to be granted on August 9, 2002 at a price equal to the fair market value on the date of the grant. Under this offer, 2,224,388 options were forfeited and tendered in January 2002 for which Spherion issued new options in August 2002 to purchase 871,574 shares.

        As discussed in Note 1, Significant Accounting Policies, Spherion accounts for stock-based compensation using the intrinsic value method of accounting as prescribed by APB Opinion No. 25. As required by SFAS No. 148, the table in Note 1 summarizes the impact had Spherion adopted the fair value based method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000.

        Spherion employees and outside directors are also eligible to receive grants of deferred stock units. Deferred stock units entitle the individual to receive shares of Spherion common stock at a future date after meeting service requirements or Spherion has met financial targets. During 2002 and 2001, Spherion granted approximately 74,000 and 637,000, respectively, deferred stock units with market values ranging from $7.60 to $11.60 and $6.98 to $8.95, respectively, to key management employees and outside directors. The deferred stock units vest between one and seven years or a shorter period based upon certain performance criteria. The value of these deferred stock units is being amortized ratably over the vesting period.

11.    STOCKHOLDER RIGHTS PLAN

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

12.    FINANCIAL INSTRUMENTS AND FAIR VALUES

        Spherion is exposed to interest rate risk related to a portion of its debt. To minimize interest rate risk, Spherion has from time to time used interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its variable-rate debt. At December 27, 2002, as Spherion's outstanding variable rate debt was only approximately $8.0 million, Spherion had no financial instruments of this nature. During 2001, Spherion had a variable-to-variable interest rate swap agreement outstanding, which effectively converted interest from a British LIBOR basis to a broader index and capped Spherion's exposure to upward movement in rates at 8.5%. This agreement was terminated during the first quarter of 2001 at a cost of $1.3 million in anticipation of repaying substantially all variable-rate debt during the second quarter of 2001 with the proceeds from the sale of Michael Page. There were no such agreements outstanding as of December 28, 2001. Spherion received an average variable rate of 5.9% and paid an average variable rate of 6.7% during the period the swap was outstanding during the year ended December 28, 2001.

        The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. Spherion's insurance deposits were funded to its insurance carrier in December of 2002 and earn a fixed interest rate as then determined. Due to the short amount of time elapsed to December 27, 2002, the carrying value of these deposits approximates fair value. In estimating the fair value of its derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. The fair value of Spherion's fixed-rate convertible subordinated notes as of December 27, 2002 and December 28, 2001 was $87.2 million and $162.5 million, respectively, with a $96.7 million and $207.0 million carrying value at December 27, 2002 and December 28, 2001, respectively. The fair value of Spherion's fixed-rate debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

13.    COMMITMENTS AND CONTINGENCIES

        Substantially all of Spherion's field operations are conducted in leased premises. Spherion also leases computer equipment. Total lease expense for the years ended December 27, 2002, December 28, 2001 and December 29, 2000 was $31.0 million, $42.8 million and $51.3 million, respectively before sublease income of $0.9 million, $1.0 million, and $0.6 million for the same periods. Future minimum lease payments under non-cancelable leases as of December 27, 2002 are $35.7 million, $29.5 million, $19.0 million, $12.4 million and $9.6 million in the years 2003 through 2007 and $18.3 million thereafter which will be partially offset by $14.0 million under future non-cancelable subleases. Of these future minimum lease payments, $17.0 million have been accrued as of December 27, 2002, related to facility closures under Spherion's Business Transformation Strategy and are included as part of accrued restructuring and accounts payable and other accrued expenses in the consolidated balance sheets.

        In the normal course of business, Spherion enters into guarantee agreements. Spherion's growth strategy in prior years included acquisitions where a portion of the consideration for some of these acquisitions were contingent payments based on earnings subsequent to the acquisition. At December 27, 2002 certain acquisitions consummated have the potential for contingent payments under their respective acquisition agreements. While the amount of these potential payments cannot yet be calculated, such payments are not expected to be material based on the current operating results of these acquisitions. In connection with the disposition of certain subsidiaries, Spherion, from time to time provides routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The amount of potential liability for these indemnifications is not significant.

        Spherion had outstanding irrevocable letters of credit and bank guarantees of approximately $5.1 million and surety bonds outstanding of approximately $0.5 million. These instruments primarily collateralize Spherion's recorded obligations under certain workers' compensation insurance programs and foreign lease obligations. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year.

        Spherion is planning to purchase its franchised operations in Canada. This transaction is expected to close by March 31, 2003 for consideration of approximately $20 million to $25 million, including the assumption of debt.

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

        On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with Spherion's contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleges breach of contract, fraud, negligence and misrepresentation. Spherion denies the allegations of CFC's complaint and intends to vigorously defend against the claims. On April 2, 2001, Spherion filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. On July 15, 2002, these actions were consolidated in U.S. District Court, Southern District of Ohio. Management believes there is no basis for the amount of damages sought in the plaintiff's case. On October 9, 2002, CFC filed an amended complaint to add a claim for fraudulent inducement. Management further believes that Spherion's insurance will provide adequate coverage of this claim and therefore it is not expected to have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

        Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. have an action pending against Spherion in the Delaware Court of Chancery. Their complaint, filed on

June 26, 2001 and amended on July 24, 2001, relates to Spherion's divestiture of Interim HealthCare (the "Healthcare Divestiture") in 1997 and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against Spherion in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture, allowing the same judge to preside over both actions. Management believes the resolution of this matter will not have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

14.    SEGMENT INFORMATION

        Spherion has three operating segments: Recruitment, Technology, and Outsourcing. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as income from continuing operations before unallocated central costs, amortization expense, interest expense, interest income, income taxes and special charges (restructuring, asset impairments and other charges, goodwill impairment, other gains, gain on sale of Michael Page and write-down of investment). All material intercompany revenues and expenses have been eliminated.

        Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes and cumulative effect of changes in accounting principles for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Revenues:
Recruitment—Excluding Michael Page	$1,448,963	$1,679,365	$2,116,132
Technology	339,656	439,066	559,534
Outsourcing	327,448	368,984	365,032

Total, Excluding Michael Page	2,116,067	2,487,415	3,040,698
Recruitment—Michael Page	—	179,642	645,999

Total	$2,116,067	$2,667,057	$3,686,697

Gross Profit:
Recruitment—Excluding Michael Page	$341,927	$422,089	$561,869
Technology	97,045	133,199	179,141
Outsourcing	88,366	98,376	86,745

Total, Excluding Michael Page	527,338	653,664	827,755
Recruitment—Michael Page	—	107,252	392,824

Total	$527,338	$760,916	$1,220,579

Segment Operating Margin:
Recruitment—Excluding Michael Page	$10,176	$25,479	$86,282
Technology	5,966	22,539	36,313
Outsourcing	22,701	28,536	28,234

Total, Excluding Michael Page	38,843	76,554	150,829
Recruitment—Michael Page	—	31,733	110,873

Total	38,843	108,287	261,702
Unallocated central costs	(26,566)	(26,587)	(20,333)
Amortization expense	(321)	(34,290)	(42,705)
Interest expense	(11,192)	(24,399)	(52,947)
Interest income	5,914	9,595	2,523
Restructuring, asset impairments and other charges	(10,449)	(137,300)	(148)
Goodwill impairment	(291,497)	—	—
Other gains	10,458	2,435	—
Gain on sale of Michael Page	—	305,704	—
Write-down of investment	—	—	(24,766)

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principles	$(284,810)	$203,445	$123,326

Depreciation Expense:
Recruitment—Excluding Michael Page	$15,249	$15,479	$15,500
Technology	4,122	4,594	5,457
Outsourcing	8,747	8,552	6,887

Total, Excluding Michael Page	28,118	28,625	27,844
Recruitment—Michael Page	—	2,487	8,314

	$28,118	$31,112	$36,158

Total Assets:
Recruitment—Excluding Michael Page	$229,414	$888,637	$773,742
Technology	83,124	314,313	348,968
Outsourcing	101,505	247,095	300,610
Corporate	449,652	426,254	436,542

Total, Excluding Michael Page	863,695	1,876,299	1,859,862
Recruitment—Michael Page	—	—	633,140

	$863,695	$1,876,299	$2,493,002

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Services Information:
Revenues:
Staffing	$1,651,741	$1,944,299	$2,483,339
Outsourcing	405,258	455,575	422,283
Permanent Placement	59,068	87,541	135,076

Total, Excluding Michael Page	2,116,067	2,487,415	3,040,698
Michael Page	—	179,642	645,999

	$2,116,067	$2,667,057	$3,686,697

Geographic Information:
Revenues:
North America	$1,875,604	$2,226,291	$2,729,264
Europe	118,396	301,428	725,376
Australia	122,067	139,338	232,057

	$2,116,067	$2,667,057	$3,686,697

Property and Equipment, Net:
North America	$86,857	$90,717	$99,107
Europe	3,814	6,179	41,711
Australia	3,849	4,791	8,275

	$94,520	$101,687	$149,093

        Spherion has no single customer representing greater than 10% of revenues. Revenues in the United Kingdom were $91.5 million, $257.5 million and $467.6 million for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. Property and equipment, net in the United Kingdom were $3.1 million, $3.5 million and $18.7 million at December 27, 2002, December 28, 2001 and December 29, 2000, respectively.

15.    QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except share data)

        The following is a tabulation of the quarterly results of operations and other data for the fiscal years ended December 27, 2002 and December 28, 2001.

	Quarter Ended
	December 27, 2002	September 27, 2002	June 28, 2002	March 29, 2002
Revenues	$526,515	$528,602	$529,702	$531,248
Gross profit	133,059	131,595	134,239	128,445
(Loss) earnings before cumulative effect of change in accounting principle	(277,700)	2,256	(8,553)	(3,712)
Net (loss) earnings	(277,700)	2,256	(8,553)	(619,275)
Basic (loss) earnings per share before cumulative effect of change in accounting principle	(4.66)	0.04	(0.14)	(0.06)
Diluted (loss) earnings per share before cumulative effect of change in accounting principle	(4.66)	0.04	(0.14)	(0.06)
Basic (loss) earnings per share	(4.66)	0.04	(0.14)	(10.46)
Diluted (loss) earnings per share	(4.66)	0.04	(0.14)	(10.46)
Share price:
High	7.05	11.93	12.84	12.00
Low	5.35	6.74	9.76	8.40
	Quarter Ended
	December 28, 2001	September 28, 2001	June 29, 2001	March 30, 2001
Revenues	$581,385	$611,139	$633,730	$840,803
Gross profit	147,171	159,712	169,652	284,381
(Loss) earnings before cumulative effect of change in accounting principle	(5,419)	(46,870)	183,152	(22,788)
Net (loss) earnings	(5,419)	(46,870)	183,152	(23,902)
Basic (loss) earnings per share before cumulative effect of change in accounting principle	(0.09)	(0.79)	3.10	(0.38)
Diluted (loss) earnings per share before cumulative effect of change in accounting principle	(0.09)	(0.79)	3.10	(0.39)
Basic (loss) earnings per share	(0.09)	(0.79)	2.83	(0.38)
Diluted (loss) earnings per share	(0.09)	(0.79)	2.83	(0.39)
Share price:
High	10.81	9.85	9.10	12.52
Low	6.10	5.83	6.35	6.75

        During the three months ended June 28, 2002, Spherion adopted a plan to dispose of certain subsidiaries within its Technology and Outsourcing segments. The operating results of these subsidiaries are included in discontinued operations for all periods disclosed above. The net loss from discontinued operations, including loss on disposal, was $3.5 million, $1.6 million, $7.7 million, and $1.6 million for the fourth, third, second, and first quarters of 2002, respectively or $0.06, $0.03, $0.13, and $0.03 per basic and diluted share for the same periods. The net (loss) earnings from discontinued operations was ($4.4) million, ($2.5) million, ($0.4) and $0.1 million for the fourth, third, second, and first quarters of 2001, respectively, or ($0.07), ($0.04), ($0.01), and $0.00 per basic and diluted share for the same periods.

        The fourth quarter of 2002 includes an after-tax loss of $277.6 million or $4.66 per basic and diluted share on the write-down of goodwill due to the required annual review of intangible balances in accordance with SFAS No. 142.

        The fourth and third quarters of 2002 include an after-tax gain on the repurchase of the 4 1/2% convertible subordinated notes of $4.0 million and $2.5 million, respectively or $0.07 and $0.04 per basic and diluted share.

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

        The fourth, third and first quarters of 2001 include after-tax charges for restructuring, asset impairments and other charges in the amount of $2.6 million, $49.1 million and $40.3 million, respectively, or $0.04, $0.83, and $0.66 per basic and diluted share.

16.    EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share are computed by dividing Spherion's earnings (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principles by the weighted average number of shares outstanding during the period.

        When not anti-dilutive, diluted earnings (loss) per share are computed by dividing Spherion's earnings (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principles plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the "treasury stock" method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

        The following table reconciles the numerator (earnings (loss) from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations:

	Fiscal Years Ended (amounts in thousands, except per share amounts)
	December 27, 2002			December 28, 2001			December 29, 2000
	Loss From Continuing Operations	Shares	Per Share Amount	Earnings From Continuing Operations	Shares	Per Share Amount	Earnings From Continuing Operations	Shares	Per Share Amount
Basic EPS	$(273,320)	59,417	$(4.60)	$115,288	59,502	$1.94	$72,781	63,728	$1.14

Effect of Dilutive Securities:
Stock options and other dilutive securities	—	—		—	483		—	396
Convertible subordinated notes	—	—		6,282	5,949		6,126	5,633

Diluted EPS	$(273,320)	59,417	$(4.60)	$121,570	65,934	$1.84	$78,907	69,757	$1.13

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in Spherion's principal accountants during the two most recent fiscal years or any subsequent interim period.

PART III

Items 10, 11 and 13.

        Certain information regarding our executive officers is contained in Part I. The remaining information required by Item 10 and the information required by Items 11 and 13 of this Part III is omitted because, no later than 120 days from December 27, 2002, we will file and distribute our definitive proxy statement for our 2003 annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes our stock options and deferred stock units to be issued upon exercise and the number of securities available for future issuances as of December 27, 2002:

Equity Compensation Plan Information

			(c)
			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Plan Category	Number of securities to be issued upon exercise of outstanding options and deferred stock units	Weighted-average exercise price of outstanding options and deferred stock units
Equity compensation plans approved by security holders	7,545,644	$10.20	1,918,676
Equity compensation plans not approved by security holders	688,842	$0.00	880,217

Total	8,234,486	$9.35	2,798,893

        The equity compensation plan not approved by security holders is a deferred stock plan which allows grants of deferred stock units to employees and outside directors. Deferred stock units entitle the individual to receive shares of our common stock at a future date after meeting service requirements or we have met financial targets. The deferred stock units vest between one and seven years or a shorter period based upon certain performance criteria.

        The information required by Item 403 of Regulation S-K is omitted because, no later than 120 days from December 27, 2002, we will file and distribute our definitive proxy statement for our 2003 annual meeting of stockholders containing the information required by such Item.

Item 14.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures:

        Within the 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in reports we file or submit under the Securities Exchange Act of 1934.

(b)
Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
(1) FINANCIAL STATEMENTS

        The following consolidated financial statements of Spherion Corporation and subsidiaries are filed under Item 8 of Part II of this Report:

(2)
FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts

        Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the consolidated financial statements or notes thereto.

(3)
EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit Number	Exhibit Name
3.1	Restated Certificate of Incorporation of Spherion, as last amended on July 7, 2000, filed as Exhibit 3.1 to Spherion's Report on Form 8-K filed July 7, 2000, is incorporated herein by reference.
3.2	Second Amended and Restated By-Laws of Spherion, as of April 1, 2002, filed as Exhibit 3.2 to Spherion's Form 10-Q for the quarter ended June 28, 2002, is incorporated herein by reference.
4.1	Form of Stock Certificate, filed as Exhibit 4.1 to Spherion's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
4.2	Rights Agreement dated as of March 17, 1994 between Spherion and Boatmen's Trust Company, filed as Exhibit 1.1 to Spherion's Form 8-A filed April 11, 1994, is incorporated herein by reference.
4.3
Restated Certificate of Designation, Preferences and Rights of Participating Preferred Stock of Spherion as filed with the Secretary of State of the State of Delaware, filed as Exhibit 4.3 to Spherion's Report on Form 8-K filed July 7, 2000, is incorporated herein by reference.

4.4
Amendment No. 1, dated as of June 26, 1996, to Rights Agreement dated March 17, 1994, between Spherion, Boatmen's Trust Company and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(A) to Spherion's Form 10-Q for the quarter ended September 27, 1996, is incorporated herein by reference.
4.5
Amendment No. 2, dated as of February 25, 1997, to Rights Agreement dated March 17, 1994, between Spherion and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(B) to Spherion's Form 10-Q for the quarter ended March 28, 1997, is incorporated herein by reference.
4.6
Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of Spherion, as last amended July 7, 2000, filed as Exhibit 4.6 to Spherion's Form 10-Q for the quarter ended June 30, 2000, are incorporated herein by reference.
4.7
Article I and Article V of the Second Amended and Restated Bylaws of Spherion, as of April 1, 2002, filed as Exhibit 4.7 to Spherion's Form 10-Q for the quarter ended June 28, 2002, is incorporated herein by reference.
4.8	Certificate of Increase of Shares Designated as Participating Preferred Stock, filed as Exhibit 2.2 to Spherion's Form 8-A/A2, dated November 3, 1997, is incorporated herein by reference.
4.9
Indenture, including form of Notes, dated as of May 27, 1998, from Spherion to The Bank of New York with respect to Spherion's 4 1/2% Convertible Subordinated Notes due 2005, issued or to be issued pursuant to Spherion's Form S-3 dated April 23, 1998, filed on May 6, 1998, filed as Exhibit 4.9 to Spherion's Form 10-Q for the quarter ended June 26, 1998, is incorporated herein by reference.
4.10
Amendment No. 3, dated as of January 20, 1998, to Rights Agreement dated as of March 17, 1994, between Spherion and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.10 to Spherion's Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.
4.11
Amendment No. 4, dated as of November 21, 2000, to Rights Agreement dated March 17, 1994, between Spherion, ChaseMellon Shareholder Services L.L.C. and the Bank of New York, filed as Exhibit 4.11 to Spherion's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
4.12
Amendment No. 5, dated as of March 23, 2001, to Rights Agreement dated March 17, 1994, by and between Spherion and the Bank of New York, filed as Exhibit 4.12 to Spherion's Form 10-Q for the quarter ended March 30, 2001, is incorporated herein by reference.
4.13
Spherion is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of Spherion's total assets. Spherion agrees to furnish a copy of such agreements to the Commission upon request.
10.1*
Spherion's 1994 Stock Option Plan for Franchisees, Licensees and Agents, as amended through and restated as of August 10, 1999, filed as Exhibit 10.1 to Spherion's Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference.
10.3
Form of Indemnification Agreement dated August 10, 1999 between Spherion and each director of Spherion, filed as Exhibit 10.2 to Spherion's Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference.
10.11*
Norrell Corporation 1994 Stock Incentive Plan, filed as Exhibit 10.27 to Norrell Corporation's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994, is incorporated herein by reference.

10.17
Restated Stock Purchase Agreement, dated September 26, 1997 among Interim Services Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P., filed as Exhibit 2.1 to Spherion's Form 8-K dated September 26, 1997 and filed October 13, 1997, is incorporated herein by reference.
10.18*	The Deferred Compensation Plan of Interim Services Inc., filed as Exhibit 4.1 to Spherion's Form S-8 filed on July 23, 1997, is incorporated herein by reference.
10.19*
Spherion Corporation Outside Directors' Compensation Plan, effective May 22, 2001, filed as Exhibit 10.10 to Spherion's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.22*	Spherion Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.22 to Spherion's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.23
Amended and Restated Receivables Sale Agreement dated as of August 19, 2002 by and among Spherion, Spherion Assessment Inc., Norcross Teleservices Inc., Comtex Information Systems, Inc., Spherion Pacific Enterprises LLC, Spherion Atlantic Enterprises LLC, Spherion Pacific Operations LLC, Spherion Atlantic Operations LLC, Spherion Atlantic Resources LLC, Spherion Atlantic Workforce LLC, Spherion Pacific Resources LLC, Spherion Pacific Workforce LLC and each of Spherion's direct or indirect wholly-owned subsidiaries that thereafter becomes an Originator thereunder, as Originators, and Spherion Receivables LLC, as Buyer, filed as Exhibit 10.23 to Spherion's Form 10-Q for the quarter ended September 27, 2002, is incorporated herein by reference.
10.24
Amended and Restated Credit and Security Agreement dated as of August 19, 2002, by and among Spherion Receivables LLC, as Borrower, Spherion, as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks from time to time party thereto and Wachovia Bank, N.A., as Administrative Agent, filed as Exhibit 10.24 to Spherion's Form 10-Q for the quarter ended September 27, 2002, is incorporated herein by reference.
10.39*	Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, filed as Exhibit 10.39 to Spherion's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.44*
First Amendment dated March 5, 1999, to the Spherion Deferred Compensation Plan, filed as Exhibit 10.44 to Spherion's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.45*
Second Amendment dated June 14, 1999, to the Spherion Deferred Compensation Plan, filed as Exhibit 10.45 to Spherion's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.46*
Third Amendment dated August 1, 2000, to the Spherion Deferred Compensation Plan, filed as Exhibit 10.46 to Spherion's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.51*
Employment Agreement dated April 9, 2001, by and between Spherion and Cinda A. Hallman, filed as Exhibit 10.51 to Spherion's Form 10-Q for the quarter ended March 30, 2001, is incorporated herein by reference.
10.52*	Fourth Amendment to the Spherion Deferred Compensation Plan dated July 7, 2000, filed as Exhibit 10.52 to Spherion's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.

10.53*
Fifth Amendment to the Spherion Corporation Deferred Compensation Plan dated January 1, 2001, filed as Exhibit 10.53 to Spherion's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.55*
Form of (Amended) Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.55 to Spherion's Form 10-Q for the quarter ended June 28, 2002, is incorporated herein by reference.
10.56*
Form of (Amended) Change in Control Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.56 to Spherion's Form 10-Q for the quarter ended June 28, 2002, is incorporated herein by reference.
10.57*	Form of (Amended) Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.57 hereto.
10.58*	Form of (Amended) Change in Control Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.58 hereto.
10.59*	Spherion Corporation Deferred Stock Plan (as amended and restated December 20, 2002) filed as Exhibit 10.59 attached hereto.
11.	See "Earnings Per Share" in the Notes to Consolidated Financial Statements included at page 62 herein.
21.	Subsidiaries of Spherion, filed as Exhibit 21. hereto.
23.1	Consent of Deloitte & Touche LLP, filed as Exhibit 23.1 hereto.

*
This Exhibit is a management contract or compensatory plan or arrangement.

(b)
REPORTS FILED ON FORM 8-K

        On October 2, 2002, we furnished a Report on Form 8-K regarding a press release dated October 1, 2002 regarding our stock activity on October 1, 2002 and reaffirming earnings guidance for the third quarter of 2002. The report on Form 8-K was furnished pursuant to Item 9 thereof; this listing does not constitute a filing of the information in such Report and does not incorporate by reference the Report on Form 8-K or its contents into any of our other filings with the Commission.

(c)
EXHIBITS FILED WITH THIS FORM

10.57	Form of (Amended) Employment Agreement by and between Spherion and the individuals listed on Schedule A.
10.58	Form of (Amended) Change in Control Agreement by and between Spherion and the individuals listed on Schedule A.
10.59	Spherion Corporation Deferred Stock Plan (as amended and restated December 20, 2002).
21.	Subsidiaries of Spherion.
23.1	Consent of Deloitte & Touche LLP.
(d)
OTHER FINANCIAL STATEMENTS

        There were no other financial statements of the type described in subparagraph (d) of Item 15 of Part IV required to be filed herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spherion has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPHERION CORPORATION
March 13, 2003	By	/s/ CINDA A. HALLMAN Cinda A. Hallman President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spherion and in the capacities and on the date indicated.

Signature	Title

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman and Director
/s/ WILLIAM F. EVANS William F. Evans	Director
James J. Forese	Director
Jerome B. Grossman	Director
/s/ CINDA A. HALLMAN Cinda A. Hallman	Director
/s/ J. IAN MORRISON J. Ian Morrison	Director
David R. Parker	Director
/s/ A. MICHAEL VICTORY A. Michael Victory	Director
(Signed as to each on March 13, 2003)

/s/ CINDA A. HALLMAN Cinda A. Hallman	President and Chief Executive Officer (principal executive officer)
/s/ ROY G. KRAUSE Roy G. Krause	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
(Signed as to each on March 13, 2003)

CERTIFICATIONS

I, Cinda A. Hallman, certify that:

        1.    I have reviewed this annual report on Form 10-K of Spherion Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003
/s/ CINDA A. HALLMAN Cinda A. Hallman President and Chief Executive Officer

I, Roy G. Krause, certify that:

        1.    I have reviewed this annual report on Form 10-K of Spherion Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003
/s/ ROY G. KRAUSE Roy G. Krause Executive Vice President and Chief Financial Officer

SPHERION CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal Year Ended December 29, 2000
Allowance for Doubtful Accounts	$(16,956)	$(9,907)	$(2,429)	$7,649	$(21,643)

Accumulated Amortization:
Goodwill	$(85,423)	$(38,100)	$2,565	$—	$(120,958)
Trade names	(14,602)	(5,100)	1,208	19	(18,475)
Other	(464)	(174)	—	308	(330)

	$(100,489)	$(43,374)	$3,773	$327	$(139,763)

Fiscal Year Ended December 28, 2001
Allowance for Doubtful Accounts	$(21,643)	$(8,654)	$—	$20,036	$(10,261)

Accumulated Amortization:
Goodwill	$(120,958)	$(33,836)	$1,937	$28,667	$(124,190)
Trade names	(18,475)	(1,371)	979	18,621	(246)
Other	(330)	—	—	330	—

	$(139,763)	$(35,207)	$2,916	$47,618	$(124,436)

Fiscal Year Ended December 27, 2002
Allowance for Doubtful Accounts	$(10,261)	$(3,418)	$—	$6,919	$(6,760)

Accumulated Amortization:
Goodwill	$(124,190)	$—	$—	$124,190	$—
Trade names	(246)	(236)	—	118	(364)
Other	—	(84)	—	—	(84)

	$(124,436)	$(320)	$—	$124,308	$(448)

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
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share amounts)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For Fiscal Years Ended December 27, 2002, December 28, 2001 and December 29, 2000 (amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Items 10, 11 and 13.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
SPHERION CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (amounts in thousands)