Form 10-Q
period 2003-03-28
SPHERION CORP
filed 2003-05-12
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

Commission file number: 1-11997

SPHERION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3536544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2050 Spectrum Boulevard, Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip code)

(954) 308-7600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK-$.01 PAR VALUE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Number of shares of Registrant’s Common Stock, par value $.01 per share (“Common Stock”), outstanding on April 25, 2003 was 59,289,554.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	March 28, 2003	March 29, 2002
Revenues	$484,573	$531,248
Cost of services	370,278	402,803

Gross profit	114,295	128,445

Selling, general and administrative expenses	109,808	118,994
Licensee commissions	10,704	11,180
Amortization of intangibles	107	61
Interest expense	1,416	3,128
Interest and other income	(1,460)	(1,411)
	120,575	131,952

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(6,280)	(3,507)
Income tax benefit	(2,072)	(1,435)

Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(4,208)	(2,072)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $1,058 in 2003)	(878)	(2,431)
Income tax benefit	(303)	(791)
Net loss from discontinued operations	(575)	(1,640)

Loss before cumulative effect of change in accounting principle	(4,783)	(3,712)

Cumulative effect of change in accounting principle, net of income tax benefit of $76,012 in 2002	—	(615,563)

Net loss	$(4,783)	$(619,275)

Loss per share — Basic and Diluted:
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.07)	$(0.03)
Loss from discontinued operations	(0.01)	(0.03)
Cumulative effect of change in accounting principle	—	(10.39)

	$(0.08)	$(10.46)

Shares used in computation of loss per share:
Basic	59,698	59,226
Diluted	59,698	59,226

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	March 28, 2003	December 27, 2002
Assets
Current Assets:
Cash and cash equivalents	$133,336	$65,456
Receivables, less allowance for doubtful accounts of $6,841 and $6,760	271,326	284,675
Deferred tax asset	18,413	19,897
Income tax receivable	18,086	90,788
Insurance deposit	23,359	26,808
Other current assets	16,984	16,341
Assets of discontinued operations	—	11,000

Total current assets	481,504	514,965
Goodwill and other intangible assets, net	31,918	31,790
Property and equipment, net	106,416	94,520
Deferred tax asset	140,113	134,971
Insurance deposit	61,892	61,892
Other assets	26,279	25,557

	$848,122	$863,695

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$5,251	$5,419
Accrued restructuring	5,293	5,938
Accounts payable and other accrued expenses	85,078	88,751
Accrued salaries, wages and payroll taxes	70,883	72,820
Accrued insurance and other current liabilities	38,764	40,738
Liabilities of discontinued operations	—	8,316

Total current liabilities	205,269	221,982
Long-term debt, net of current portion	8,417	8,535
Convertible subordinated notes	96,715	96,715
Accrued insurance	45,308	45,935
Accrued income tax payable	66,749	67,619
Deferred compensation and other long-term liabilities	18,034	18,896

Total liabilities	440,492	459,682

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 6,144,548 and 6,376,964 shares, respectively	(63,996)	(66,860)
Additional paid-in capital	857,602	859,551
Accumulated deficit	(393,470)	(388,687)
Accumulated other comprehensive income (loss)	6,841	(644)

Total stockholders’ equity	407,630	404,013

	$848,122	$863,695

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Three Months Ended
	March 28, 2003	March 29, 2002
Cash Flows from Operating Activities:
Loss before cumulative effect of change in accounting principle	$(4,783)	$(3,712)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash provided by operating activities:
Discontinued operations loss on disposal	1,058	—
Depreciation and amortization	6,796	7,154
Deferred income tax (benefit) expense	(3,659)	6,716
Other non-cash charges	2,047	371
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	16,042	31,393
Other assets	(1,647)	1,271
Income tax receivable	77,229	(4,677)
Accounts payable, accrued liabilities and other liabilities	(11,528)	(622)
Accrued income taxes	(870)	627
Accrued restructuring	(991)	(4,258)
Net Cash Provided by Operating Activities	79,694	34,263

Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	1,000	—
Acquisitions and earnout payments, net of cash acquired	(21)	(1,731)
Capital expenditures, net	(16,216)	(11,558)
Insurance deposit	3,287	—
Other	1,741	304

Net Cash Used in Investing Activities	(10,209)	(12,985)

Cash Flows from Financing Activities:
Debt repayments	(2,672)	(5,415)
Other, net	1,067	954

Net Cash Used in Financing Activities	(1,605)	(4,461)

Net increase in cash and cash equivalents	67,880	16,817
Cash and cash equivalents, beginning of period	65,456	260,259

Cash and cash equivalents, end of period	$133,336	$277,076

Supplemental Cash Flow Information:
Non-cash activities:
Short-term note payable for purchase of software and related costs	$2,285	$—

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements of Spherion Corporation and subsidiaries (“Spherion”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with its consolidated financial statements and notes thereto for each of the fiscal years in the three-year period ended December 27, 2002 included in its Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three months ended March 28, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 2003.  As discussed in Note 6, Discontinued Operations, certain portions of Spherion’s operations have been classified as discontinued operations in the accompanying condensed consolidated financial statements and accordingly, prior period operating results of these subsidiaries have also been reclassified.  Additionally, certain 2002 amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements include the accounts of Spherion Corporation and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  FIN 46 provides guidance on identifying variable interest entities and assessing whether or not a variable interest entity should be consolidated.  The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003.  For variable interest entities created on or before January 31, 2003, the provisions of FIN 46 are to be applied no later than the beginning of the first interim period beginning after June 15, 2003. Spherion is currently evaluating the impact, if any, of FIN 46 on its consolidated financial statements.

2.  Stock-Based Compensation

Spherion accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Spherion’s stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock or deferred stock units granted is recognized in the period the compensation is earned and measured using the quoted market price on the effective grant date.

Spherion has one primary stock option plan, the 2000 Stock Incentive Plan.  As all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant, Spherion has not historically or in the periods presented, included stock-based compensation cost in its net earnings or loss. The following table illustrates the effect on net loss and loss per share for the three months ended March 28, 2003 and March 29, 2002, if Spherion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 28, 2003	March 29, 2002

Net loss, as reported	$(4,783)	$(619,275)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(900)	(882)

Pro forma net loss	$(5,683)	$(620,157)

Loss per share:
Basic and Diluted—as reported	$(0.08)	$(10.46)

Basic and Diluted—pro forma	$(0.10)	$(10.47)

The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

	Three Months Ended
	March 28, 2003	March 29, 2002

Expected life (in years)	3	3
Interest rate	1.95%	3.51%
Volatility	64.00%	68.00%
Expected dividends	—	—
Weighted average per share fair value	$2.46	$4.29

3. Comprehensive Income (Loss)

The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 28, 2003	March 29, 2002
Net loss	$(4,783)	$(619,275)

Other comprehensive income:
Foreign currency translation adjustments arising during the period	1,581	457
Reclassification adjustment for foreign currency translation relating to the sale of The Netherlands Technology subsidiary	5,904	—
Total other comprehensive income	7,485	457

Total comprehensive income (loss)	$2,702	$(618,818)

4. Segment Information

Spherion has three operating segments: Recruitment, Technology, and Outsourcing.  Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated central costs, amortization expense, interest expense, interest and other income, income taxes, and cumulative effect of change in accounting principle.  All material intercompany revenues and expenses have been eliminated.  Amounts related to Spherion’s discontinued operations have been eliminated from the segment information below.

Information on operating segments and a reconciliation to loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle for the three months ended March 28, 2003 and March 29, 2002, are as follows (in thousands):

	Three Months Ended
	March 28, 2003	March 29, 2002
Revenues:
Recruitment	$333,722	$356,663
Technology	72,922	90,107
Outsourcing	77,929	84,478

Total	$484,573	$531,248

Gross Profit:
Recruitment	$75,812	$81,670
Technology	18,872	25,035
Outsourcing	19,611	21,740

Total	$114,295	$128,445

Segment Operating Profit (Loss):
Recruitment	$(2,717)	$244
Technology	(452)	(139)
Outsourcing	4,287	3,836

Segment operating profit	1,118	3,941

Unallocated central costs	(7,335)	(5,670)
Amortization expense	(107)	(61)
Interest expense	(1,416)	(3,128)
Interest and other income	1,460	1,411

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(6,280)	$(3,507)

5. Earnings / (Loss) Per Share

Basic earnings (loss) per share are computed by dividing Spherion’s earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle by the weighted average number of shares outstanding during the period.

When not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible subordinated notes is determined by applying the “if converted” method.

There is no effect of dilutive securities on the calculation of earnings per share for the first quarter of 2003 or 2002 due to the fact that such potential common shares are anti-dilutive since Spherion incurred a loss.

6. Discontinued Operations

During the second quarter of 2002, Spherion adopted a plan to dispose of its consulting subsidiaries in the United Kingdom and The Netherlands within its Technology segment and Saratoga, a human capital measurement business within its Outsourcing segment. Spherion’s decision to dispose of these subsidiaries is consistent with Spherion’s Business Transformation Strategy to improve productivity and enhance profitability.  Spherion disposed of the United Kingdom technology subsidiary prior to December 27, 2002 and completed the disposition of Saratoga during the three months ended March 28, 2003.  Spherion completed the disposal of The Netherlands technology subsidiary in April 2003.  Spherion’s investment in this subsidiary has been written down to its net realizable value as of March 28, 2003.

As a result of Spherion’s decision to dispose of these businesses, the operating results for all periods presented for these subsidiaries have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue, pre-tax income (loss) from operations and the expected loss on disposal of these subsidiaries included within loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 28, 2003 and March 29, 2002, are as follows (in thousands):

	Three Months Ended
	March 28, 2003			March 29, 2002
	Technology	Outsourcing	Total	Technology	Outsourcing	Total

Revenues	$4,475	$484	$4,959	$7,140	$864	$8,004
Gross profit	$1,788	$242	$2,030	$1,449	$275	$1,724
Selling, general and administrative expenses and amortization	(1,405)	(445)	(1,850)	(3,167)	(988)	(4,155)
Pre-tax income (loss) from operations	383	(203)	180	(1,718)	(713)	(2,431)
Pre-tax (loss) gain on disposal	(1,200)	142	(1,058)	—	—	—
Income tax benefit	276	27	303	522	269	791
Net loss from discontinued operations	$(541)	$(34)	$(575)	$(1,196)	$(444)	$(1,640)

7.  Accrued Restructuring

During 2001, Spherion announced its Business Transformation Strategy which was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. This Strategy combined with the slowdown in the economy, led to an assessment of the strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the “2001 Plans”).

An analysis of the 2001 Plans, along with amounts remaining to be distributed under restructuring plans initiated in 1999 and 2000 are as follows (in thousands):

	Facility Closures and Asset write-offs	Severance	Total

Balance at December 27, 2002	$5,722	$216	$5,938
Utilized-first quarter 2003	(429)	(216)	(645)

Balance at March 28, 2003	$5,293	$—	$5,293

At March 28, 2003, only three of the locations identified as restructuring properties have not been disposed of by buyout or sublease and the remaining accruals for facility closures and asset write-offs of $5.3 million relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), estimated losses on subleases of over 20 properties and remaining assets to be disposed of.

8. Goodwill and Other Intangibles

The change in the carrying amount of goodwill for the first quarter of 2003 is as follows (in thousands):

	Recruitment	Technology	Outsourcing	Total
Balance at December 27, 2002	$11,028	$6,724	$13,142	$30,894
Foreign currency changes	117	—	—	117
Balance at March 28, 2003	$11,145	$6,724	$13,142	$31,011

Other intangible assets, which will continue to be amortized, were comprised of trade names, trademarks and non-compete and employment agreements and aggregated $1.5 million, less accumulated amortization of $0.6 million.  Annual amortization expense on other intangible assets is expected to be $0.3 million, $0.2 million, and $0.1 million for fiscal years 2004 through 2006.

Effective at the beginning of 2002, Spherion adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis.  As a result of the initial adoption of SFAS No. 142, Spherion recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after tax) as of January 1, 2002.  Additionally, Spherion performed its annual impairment test as of November 2002, and recorded an additional impairment charge to earnings of $291.5 million.

9. Legal Proceedings

Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion’s management does not expect that the outcome of any of these lawsuits, individually or collectively, will have a material adverse effect on Spherion’s financial condition, results of operations or cash flows. Spherion maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Spherion insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses.

On April 2, 2001, Cincinnati Financial Corporation (“CFC”) filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arises out of a dispute between the parties in connection with Spherion’s contract to develop a software application for use with CFC’s insurance business. The plaintiff’s complaint alleges breach of contract, fraud, negligence and misrepresentation. Spherion denies the allegations of CFC’s complaint and intends to vigorously defend against the claims. On April 2, 2001, Spherion filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. On July 15, 2002, these actions were consolidated in U.S. District Court, Southern District of Ohio. Management believes there is no basis for the amount of damages sought in the plaintiff’s case. On October 9, 2002, CFC filed an amended complaint to add a claim for fraudulent inducement. Management further believes that Spherion’s insurance will provide adequate coverage of this claim and therefore it is not expected to have a material impact on Spherion’s consolidated financial position, liquidity or results of operations.

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. have an action pending against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to Spherion’s divestiture of Interim HealthCare (the “Healthcare Divestiture”) in 1997 and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against Spherion in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture, allowing the same judge to preside over both actions. Management believes the resolution of this matter will not have a material impact on Spherion’s consolidated financial position, liquidity or results of operations.

10.  Subsequent Events

On April 2, 2003 Spherion completed the disposal of its Netherlands Technology subsidiary.  Spherion’s investment in this subsidiary has been written down to its net realizable value as of March 28, 2003.

In connection with a three year old agreement, Spherion acquired 85% of its Canadian franchise operation for consideration of approximately $22.0 million, including the assumption of debt, in early April 2003.  The results of this operation will be included in the Recruitment operating segment and Spherion’s consolidated results of operations as of the acquisition date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Results of Operations

We have three operating segments: Recruitment, Technology, and Outsourcing.  We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated central costs, amortization expense, interest expense, interest and other income, income taxes, and cumulative effect of change in accounting principle.  All material intercompany revenues and expenses have been eliminated.  Amounts related to discontinued operations have been eliminated from our segment information below.

Information on operating segments and a reconciliation to loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle for the three months ended March 28, 2003 and March 29, 2002, are as follows (amounts in thousands):

	Three Months Ended
	March 28, 2003		March 29, 2002
		% of total		% of total
Revenues:
Recruitment	$333,722	68.9%	$356,663	67.1%
Technology	72,922	15.0%	90,107	17.0%
Outsourcing	77,929	16.1%	84,478	15.9%

Total	$484,573	100.0%	$531,248	100.0%

		% of Revenue		% of Revenue
Gross Profit:
Recruitment	$75,812	22.7%	$81,670	22.9%
Technology	18,872	25.9%	25,035	27.8%
Outsourcing	19,611	25.2%	21,740	25.7%

Total	$114,295	23.6%	$128,445	24.2%

Segment operating profit:
Recruitment	$(2,717)	(0.8)%	$244	0.1%
Technology	(452)	(0.6)%	(139)	(0.2)%
Outsourcing	4,287	5.5%	3,836	4.5%

Segment operating profit	1,118	0.2%	3,941	0.7%

Unallocated central costs	(7,335)		(5,670)
Amortization expense	(107)		(61)
Interest expense	(1,416)		(3,128)
Interest and other income	1,460		1,411

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(6,280)		$(3,507)

Three Months Ended March 28, 2003 Compared With Three Months Ended March 29, 2002

Recruitment.    Recruitment revenues decreased 6.4% to $333.7 million in 2003 from $356.7 million in the prior year due to lower demand for staffing services primarily in the United States and in Australia. European revenues were unchanged from the prior year. Within the United States, Recruitment revenues were down 6.8% primarily due to the partial loss of a major staffing contract in early January and conversions of company-owned branches to franchised operations throughout 2002. This decrease was only partially offset by the increase in revenues from placing professionals in temporary and permanent positions within finance, accounting, engineering and legal fields. Revenues in Australia decreased 8.8% from the prior year. Recruitment revenues by service line for 2003 within the segment were comprised of 95.9% staffing and 4.1% permanent placement which remained relatively consistent with prior year. We continue to operate in a highly competitive recruitment market with competitive bidding and pricing pressures that are expected to continue to affect revenues and gross profit growth at least for the near future.

Recruitment growth profit decreased 7.2% to $75.8 million in 2003 from $81.7 million in the prior year, and the overall gross profit percentage decreased to 22.7% in 2003 from 22.9% in the prior year. The decrease in Recruitment gross profit percentage is primarily due to continued pricing pressures and increased employment taxes and other employee burden costs within commercial staffing in the United States, which were only partially offset by improved gross profit within professional recruiting.

The Recruitment segment operating loss was $2.7 million in 2003 compared to segment operating profit of $0.2 million in the prior year. The decrease was due to the decrease in gross profit of $5.8 million, partially offset by lower operating expenses of $2.9 million. Operating expenses as a percentage of revenues increased to 23.5% in 2003 from 22.8% in 2002 as revenues declined more quickly than we were able to reduce costs. The European and Australian operations represented combined losses of $2.9 million in the first quarter of 2003 due to costs of opening new offices within Europe and in Australia where revenue decreases were not offset quickly enough by cost decreases.

Technology.    Technology revenues decreased 19.1% to $72.9 million in 2003 from $90.1 million in the prior year due to continued lower demand for IT related services and lower billing rates.  Technology revenues by service line for 2003 were comprised of 74.4% staffing, 25.5% managed services and 0.1% permanent placement, compared to 77.5% staffing, 22.4% managed services and 0.1% permanent placement in 2002.  As a percentage of total technology revenues, staffing decreased from the 2002 level as the demand for staffing services decreased at a greater rate than managed services, which are supported by longer-term contracts. Technology revenues continue to be negatively impacted by industry-wide decreases in demand as customers indefinitely defer major technology spending projects.

Technology gross profit decreased 24.6% to $18.9 million in 2003 from $25.0 million in the prior year, and the overall gross profit percentage decreased to 25.9% in 2003 from 27.8% in the prior year.  The decrease in gross profit percentage is primarily due to pricing pressures.

Technology segment operating loss was $0.5 million in 2003 compared with $0.1 million in the prior year. The decrease was due to the decrease in gross profit of $6.1 million, partially offset by lower operating expenses of $5.7 million. Operating expenses as a percentage of revenues decreased to 26.5% in 2003 from 27.9% in 2002 as we continue to reduce operating expenses as revenues decline.

Outsourcing.    Outsourcing revenues decreased 7.8% to $77.9 million in 2003 from $84.5 million primarily due to the loss of three contracts, the largest of which was MCI Worldcom business, and volume decreases at a major customer. New contracts and volume increases at certain existing customers have not offset the revenue decreases. Revenues from human resource consulting services remained relatively unchanged at $11.2 million in 2003.  Outsourcing revenues are expected to decrease in the second quarter of 2003 due to volume decreases and customer losses.

Outsourcing gross profit decreased 9.8% to $19.6 million in 2003 from $21.7 million in the prior year, and the overall gross profit percentage decreased to 25.2% in 2003 from 25.7% in the prior year.  The decrease in gross profit percentage is primarily due to fixed costs in existing call centers.

Outsourcing segment operating profit increased 11.8% to $4.3 million in 2003 from $3.8 million in the prior year. The increase was due to lower operating expenses of $2.6 million offset by the decrease in gross profit of $2.1 million. Operating expenses as a percentage of revenues decreased to 19.7% in 2003 from 21.2% in 2002. This was primarily due to the disposition of a software development operating unit in the fourth quarter of 2002 and lower employee costs, partially offset by obligations under an employment agreement with a former Outsourcing executive.

Unallocated Central Costs.    Unallocated central costs increased 29.4% to $7.3 million in 2003 from $5.7 million in the prior year, primarily due to non-capitalizable costs related to the implementation of our enterprise-wide information system. As a percentage of consolidated revenues, these costs increased to 1.5% in 2003 from 1.1% in the prior year; without the non-capitalizable costs for the enterprise-wide information system, the percentage would have been at approximately the same level as in 2002.

Amortization Expense.    Amortization expense remained consistent at $0.1 million in 2003 compared to 2002.

Interest Expense.    Interest expense decreased 54.7% to $1.4 million in 2003 from $3.1 million last year. This decrease resulted from lower debt levels primarily related to the repurchase of some of our convertible subordinated notes during 2002. Average borrowings outstanding during the first quarter of 2003 of $105.4 million carried an average rate of interest of 5.32%, compared with $226.3 million outstanding during the first quarter of 2002 at an average rate of interest of 5.45%.

Interest and Other Income.    Interest and other income of $1.5 million in 2003 remained consistent with the prior year.

Income Taxes.   The effective income tax rate on the loss for the first quarter of 2003 from continuing operations was 33%.  This rate differs from the statutory federal income tax rate primarily due to the impact of foreign income taxes, federal employment tax credits, and the impact of unfavorable permanent tax differences.  The effective tax rate for the first quarter of 2002 was 40.9%, and differed from the statutory rate primarily due to the impact of foreign, state and local income taxes, and federal employment tax credits.

Cumulative Effect of Change in Accounting Principle.    Effective at the beginning of 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required our intangible assets be tested for impairment.  This resulted in a charge of $691.6 million ($615.6 million after-tax) during the first quarter of 2002.  Additionally, we performed our annual impairment test as of November 2002, and recorded an additional impairment charge to earnings of $291.5 million.

Net Loss.    We recorded a net loss for the first quarter of 2003 of $4.8 million ($0.08 per diluted share) compared to a loss of $619.3 million ($10.46 per diluted share) in the prior year.  The net loss in 2002 was due primarily to the accounting change related to the impairment of goodwill.  The weighted average number of shares increased to 59.7 million in the first quarter of 2003 from 59.2 million in the first quarter of the prior year, due primarily to normal quarterly issuances of shares under various employee benefit programs.

Restructuring, Asset Impairments and Other Charges

During 2001, we announced our Business Transformation Strategy which was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. This Strategy combined with the slowdown in the economy, led to an assessment of our strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the “2001 Plans”).

An analysis of the 2001 Plans, along with amounts remaining to be distributed under restructuring plans initiated in 1999 and 2000 are as follows (in thousands):

	Facility Closures and Asset write-offs	Severance	Total

Balance at December 27, 2002	$5,722	$216	$5,938
Utilized-first quarter 2003	(429)	(216)	(645)

Balance at March 28, 2003	$5,293	$—	$5,293

At March 28, 2003, only three of the locations identified as restructuring properties have not been disposed of by buyout or sublease and the remaining accruals for facility closures and asset write-offs of $5.3 million relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), estimated losses on subleases of over 20 properties and remaining assets to be disposed of.

Liquidity and Capital Resources

Cash Flow

Cash provided by operating activities for the three months ended March 28, 2003 was $79.7 million compared with $34.3 million in the same period of 2002. Higher operating cash flows in the current year are due primarily to working capital provided by operating cash flows of $78.2 million in the first quarter of 2003 compared to $23.7 million in the first quarter of 2002. For the first quarter of 2003, cash from working capital was provided primarily through a federal tax refund of $75.3 million, partially offset by lower cash provided by receivables and increased cash payments relating to obligations under an employment contract with a former executive and annual bonus payments.  For the first quarter of 2002, cash provided by operating activities was primarily related to collection of receivables and cash provided by deferred income tax expense, partially offset by cash payments relating to restructuring liabilities.

Investing activities used $10.2 million of cash during the three months ended March 28, 2003 compared with $13.0 million in the prior year.  Capital expenditures increased to $16.2 million for the three months ended March 28, 2003 from $11.6 million for the comparable 2002 period. Current year capital expenditures include the investment in our enterprise-wide information system which amounted to $9.3 million during the first quarter of 2003. We expect our enterprise-wide information system investment to be between $40 million and $45 million for the twelve months ended December 26, 2003.  Offsetting our capital expenditures in the current year were cash receipts for proceeds from the sale of Saratoga, reimbursements from our insurance deposit relating to our workers’ compensation policy of $3.3 million and payments received on franchise and other notes receivable.

Cash used in financing activities was $1.6 million for the three months ended March 28, 2003 compared with $4.5 million in the prior year.  The decrease in cash used in financing activities reflects lower debt repayments based upon lower debt levels in the current year compared to the prior year.  Debt repayments during the first quarter of 2003 relate to a short-term note payable for software and related costs.

Liquidity

As of March 28, 2003, cash resources available to us totaled $133.3 million.  This was an increase of $67.9 million from December 27, 2002, due primarily to the receipt of a federal tax refund.  These funds are invested primarily in investment grade money market funds.  Of this amount, $116.7 million was held in the United States and the remainder by our foreign subsidiaries.  As of March 28, 2003, there are no amounts outstanding under our accounts receivable securitization facility, however we had availability of approximately $170 million. As of March 28th, 2003, our credit rating with Moody’s Investors Services and Standard and Poors was Ba1 and B+, respectively.  In May 2003, Moody's Investors Services reduced our credit rating to Ba3.  We believe we have sufficient liquidity to meet our operating needs for the foreseeable future.

On April 2, 2003, we completed the disposal of our Netherlands Technology subsidiary.  Our investment in this subsidiary has been written down to its net realizable value as of March 28, 2003.

In connection with a three year old agreement, we acquired 85% of our Canadian franchise operation for consideration of approximately $22.0 million, including the assumption of debt, in early April 2003.  The results of this operation will be included in the Recruitment operating segment and our consolidated results of operations as of the acquisition date.

Forward-looking Statements – Safe Harbor

In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Form 10-Q and our Annual Report on Form 10-K.  Statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements, including but not limited to statements regarding the following: (i) our plans, intentions and expectations with respect to our future prospects, including business and growth strategies; (ii) industry trends and competitive conditions; (iii) expected capital expenditures to be made in the future; (iv) resolution of pending litigation without material adverse effect on us; and (v) our quantitative and qualitative estimates as to market risk. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from our beliefs or expectations are the following:

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

•                  We may not achieve the intended effects of our Business Transformation Strategy.

•                  Lack of client investments in new technology may result in reduced demand for our Technology services. As a result, revenues from our Technology operating segment may continue to decline.

•                  Our investment in technology initiatives may not yield their intended results.

•                  Regulatory challenges to our tax filing positions could result in additional taxes.

•                  Further reduction in our credit rating may affect our ability to borrow and increase future borrowing costs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 28, 2003, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

Our outstanding variable-rate debt at March 28, 2003 and March 29, 2002 was approximately $8.0 million and $20.0 million, respectively.  Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.1 million and $0.2 million in 2003 and 2002, respectively, on an annual basis.

In May 1998, we issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. Based upon published prices, the fair value of our fixed rate convertible subordinated debt as of March 28, 2003 and March 29, 2002 was $87.2 million and $172.9 million, respectively, compared with the related carrying value of $96.7 million and $207.0 million, respectively.

From time to time, we participate in foreign exchange hedging to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. At March 28, 2003, we had an outstanding forward contract with a notional amount of 0.8 million Euros and a fair value or cost to unwind which is not material to our consolidated results of operations.  At March 29, 2002, we had no outstanding forward contracts.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures:

Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in reports we file or submit under the Securities Exchange Act of 1934.

(b)         Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

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

(b) On January 7, 2003, we filed a Report on Form 8-K under Item 5 pertaining to the issuance of a press release announcing the departure of the Chief Operating Officer and fourth quarter 2002 goodwill impairment charge.

On February 25, 2003, we filed a Report on Form 8-K under Item 5 pertaining to the issuance of a press release announcing the appointment of two new directors and detailing information regarding our 2003 annual stockholders’ meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

DATE—May 12, 2003	BY	/s/ Roy G. Krause
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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