Form 10-Q
period 2003-06-27
SPHERION CORP
filed 2003-08-11
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

Number of shares of Registrant’s Common Stock, par value $.01 per share (“Common Stock”), outstanding on July 25, 2003 was 59,583,667.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	June 27, 2003	June 28, 2002
Revenues	$501,901	$529,702
Cost of services	382,380	395,463

Gross profit	119,521	134,239

Selling, general and administrative expenses	113,999	115,960
Licensee commissions	11,096	12,361
Amortization of intangibles	112	78
Interest expense	1,652	3,273
Interest and other income	(2,009)	(1,536)
Restructuring, asset impairments and other charges	(476)	5,165
	124,374	135,301

Loss from continuing operations before income taxes and discontinued operations	(4,853)	(1,062)
Income tax benefit	(1,588)	(172)

Loss from continuing operations before discontinued operations	(3,265)	(890)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $7,255 in 2002)	(8)	(13,089)
Income tax expense (benefit)	3,225	(5,426)
Net loss from discontinued operations	(3,233)	(7,663)

Net loss	$(6,498)	$(8,553)

Loss per share — Basic and Diluted:
Loss from continuing operations before discontinued operations	$(0.05)	$(0.01)
Loss from discontinued operations	(0.05)	(0.13)

	$(0.11)	$(0.14)

Weighted average shares used in computation of loss per share:
Basic	59,819	59,432
Diluted	59,819	59,432

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Six Months Ended
	June 27, 2003	June 28, 2002
Revenues	$986,474	$1,060,950
Cost of services	752,658	798,266

Gross profit	233,816	262,684

Selling, general and administrative expenses	223,807	234,954
Licensee commissions	21,800	23,541
Amortization of intangibles	219	139
Interest expense	3,068	6,401
Interest and other income	(3,469)	(2,947)
Restructuring, asset impairments and other charges	(476)	5,165
	244,949	267,253

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(11,133)	(4,569)
Income tax benefit	(3,660)	(1,607)

Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(7,473)	(2,962)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $1,058 and $7,255 in 2003 and 2002, respectively)	(886)	(15,520)
Income tax expense (benefit)	2,922	(6,217)
Net loss from discontinued operations	(3,808)	(9,303)

Loss before cumulative effect of change in accounting principle	(11,281)	(12,265)

Cumulative effect of change in accounting principle, net of an income tax benefit of $76,012 in 2002	—	(615,563)

Net loss	$(11,281)	$(627,828)

Loss per share — Basic and Diluted:
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.13)	$(0.05)
Loss from discontinued operations	(0.06)	(0.16)
Cumulative effect of change in accounting principle	—	(10.38)

	$(0.19)	$(10.58)
Weighted average shares used in computation of loss per share:
Basic	59,758	59,328
Diluted	59,758	59,328

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 27, 2003	December 27, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$89,729	$65,456
Receivables, less allowance for doubtful accounts of $4,691 and $6,760	295,049	284,675
Deferred tax asset	19,471	19,897
Income tax receivable	27,669	90,788
Insurance deposit	27,202	26,808
Other current assets	19,011	16,341
Assets of discontinued operations	—	11,000

Total current assets	478,131	514,965
Goodwill and other intangible assets, net	49,034	31,790
Property and equipment, net	124,843	94,520
Deferred tax asset	138,668	134,971
Insurance deposit	51,444	61,892
Other assets	27,603	25,557

	$869,723	$863,695

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$5,182	$5,419
Accrued restructuring	4,122	5,938
Accounts payable and other accrued expenses	106,053	88,751
Accrued salaries, wages and payroll taxes	67,273	72,820
Accrued insurance and other current liabilities	35,374	40,738
Liabilities of discontinued operations	—	8,316

Total current liabilities	218,004	221,982
Long-term debt, net of current portion	8,336	8,535
Convertible subordinated notes	89,763	96,715
Accrued insurance	44,016	45,935
Accrued income tax payable	80,244	67,619
Deferred compensation and other long-term liabilities	23,119	18,896

Total liabilities	463,482	459,682

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 5,885,082 and 6,376,964 shares, respectively	(60,838)	(66,860)
Additional paid-in capital	855,504	859,551
Accumulated deficit	(399,968)	(388,687)
Accumulated other comprehensive income (loss)	10,890	(644)

Total stockholders’ equity	406,241	404,013

	$869,723	$863,695

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Six Months Ended
	June 27, 2003	June 28, 2002
Cash Flows from Operating Activities:
Loss before cumulative effect of change in accounting principle	$(11,281)	$(12,265)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash provided by operating activities:
Discontinued operations loss on disposal	1,058	7,255
Gain on bond repurchase	(313)	—
Depreciation and amortization	13,829	14,611
Deferred income tax (benefit) expense	(3,272)	10,743
Restructuring, asset impairments and other charges	(476)	5,165
Other non-cash items	3,928	1,896
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	109	51,728
Other assets	380	(3,793)
Income tax receivable	77,267	(14,245)
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(1,368)	(12,886)
Accrued restructuring	(1,687)	(7,735)

Net Cash Provided by Operating Activities	78,174	40,474

Cash Flows from Investing Activities:
Acquisitions and earnout payments, net of cash acquired	(10,798)	(3,384)
Capital expenditures, net	(41,415)	(18,548)
Insurance reimbursement (deposit)	7,969	(111,891)
Proceeds from sale of assets	1,000	—
Other	1,854	1,773

Net Cash Used in Investing Activities	(41,390)	(132,050)

Cash Flows from Financing Activities:
Debt proceeds	—	227
Debt repayments	(8,992)	(16,013)
Repurchase of convertible subordinated notes	(6,587)	—
Purchase of treasury stock	—	(1,430)
Proceeds from exercise of employee stock options	410	699
Other, net	2,658	3,203

Net Cash Used in Financing Activities	(12,511)	(13,314)

Net increase (decrease) in cash and cash equivalents	24,273	(104,890)
Cash and cash equivalents, beginning of period	65,456	260,259

Cash and cash equivalents, end of period	$89,729	$155,369

Supplemental non-cash investing and financing activities:

Debt assumed with Canadian acquisition	$10,889	$—

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed consolidated financial statements of Spherion Corporation and subsidiaries (“Spherion”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Spherion’s consolidated financial statements and notes thereto for each of the fiscal years in the three-year period ended December 27, 2002 included in its Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three and six months ended June 27, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 2003.  As discussed in Note 7, Discontinued Operations, certain portions of Spherion’s operations have been classified as discontinued operations in the accompanying condensed consolidated financial statements and accordingly, prior period operating results of these subsidiaries have also been reclassified.  Additionally, certain 2002 amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements include the accounts of Spherion Corporation and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149,  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded into other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  Spherion does not expect the adoption of SFAS No. 149 to have an impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No.150,  “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Spherion does not expect the adoption of SFAS No. 150 to have an impact on its consolidated financial statements.

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

Spherion has one primary stock option plan, the 2000 Stock Incentive Plan.  As all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant, Spherion has not historically or in the periods presented, included stock-based compensation cost in its net earnings or loss. The following table illustrates the effect on net loss and loss per share for the three and six months ended June 27, 2003 and June 28, 2002, if Spherion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Net loss, as reported	$(6,498)	$(8,553)	$(11,281)	$(627,828)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,226)	(783)	(2,123)	(1,665)

Pro forma net loss	$(7,724)	$(9,336)	$(13,404)	$(629,493)

Loss per share:
Basic and Diluted—as reported	$(0.11)	$(0.14)	$(0.19)	$(10.58)

Basic and Diluted—pro forma	$(0.13)	$(0.16)	$(0.22)	$(10.61)

The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Expected life (in years)	3	3	3	3
Interest rate	1.95%	4.06%	1.95%	3.83%
Volatility	64.00%	68.00%	64.00%	68.00%
Expected dividends	—	—	—	—
Weighted average per share fair value	$1.83	$5.19	$2.39	$4.82

3.  Comprehensive Income (Loss)

The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net loss	$(6,498)	$(8,553)	$(11,281)	$(627,828)

Other comprehensive income:
Foreign currency translation adjustments arising during the period	4,049	6,472	5,630	6,929
Reclassification adjustment for foreign currency translation relating to the sale of The Netherlands Technology subsidiary	—	—	5,904	—
Total other comprehensive income	4,049	6,472	11,534	6,929

Total comprehensive (loss) income	$(2,449)	$(2,081)	$253	$(620,899)

4.  Segment Information

Spherion has three operating segments: Recruitment, Technology, and Outsourcing.  Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated central costs, amortization expense, interest expense, interest and other income, special items (restructuring, asset impairments and other charges) income taxes, discontinued operations and cumulative effect of change in accounting principle.  All material intercompany revenues and expenses have been eliminated.  Amounts related to Spherion’s discontinued operations have been eliminated from the segment information presented below.

Information on operating segments and a reconciliation to loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle for the three and six months ended June 27, 2003 and June 28, 2002, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Revenues:
Recruitment	$357,977	$358,062	$691,699	$714,725
Technology	71,699	88,696	144,621	178,803
Outsourcing	72,225	82,944	150,154	167,422

Total	$501,901	$529,702	$986,474	$1,060,950

Gross Profit:
Recruitment	$85,386	$85,859	$161,198	$167,529
Technology	19,062	26,921	37,934	51,956
Outsourcing	15,073	21,459	34,684	43,199

Total	$119,521	$134,239	$233,816	$262,684

Segment Operating Profit (Loss):
Recruitment	$215	$3,589	$(2,502)	$3,833
Technology	1,209	3,577	757	3,438
Outsourcing	1,591	5,498	5,878	9,334

Segment operating profit	3,015	12,664	4,133	16,605

Unallocated central costs	(8,589)	(6,746)	(15,924)	(12,416)
Amortization expense	(112)	(78)	(219)	(139)
Interest expense	(1,652)	(3,273)	(3,068)	(6,401)
Interest and other income	2,009	1,536	3,469	2,947
Restructuring, asset impairments and other charges	476	(5,165)	476	(5,165)

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(4,853)	$(1,062)	$(11,133)	$(4,569)

5.  Acquisitions

On April 4, 2003, in connection with a three-year old agreement, Spherion acquired 85% of its Canadian franchise operation for consideration of approximately $22.0 million, including the assumption of debt. Spherion also entered into a new put/call agreement with the minority interest holder that can be exercised by either party anytime after December 31, 2005, which would require/allow Spherion to purchase the remaining 15% interest in this operation. The results of this operation are included in the Recruitment operating segment and Spherion’s consolidated results of operations as of the acquisition date.

The fair value of assets acquired and liabilities assumed in connection with this acquisition are as follows (in thousands):

Receivables	$10,144
Goodwill	15,257
Other intangible assets	295
Other assets	1,101
Accounts payable and other accrued expenses	(3,260)
Debt assumed	(10,889)
Minority interest	(1,870)
Net assets acquired	$10,778

Other intangible assets acquired include a customer contract and certain key employment agreements.  These other intangible assets will be amortized over a period of approximately three years.  Spherion recorded goodwill in connection with the acquisition of $15.3 million, none of which will be deductible for tax purposes.

Pro forma consolidated results of operations have not been presented as the Canadian results of operations are not material to Spherion’s consolidated results of operations.

6.  Earnings / (Loss) Per Share

Basic earnings (loss) per share are computed by dividing Spherion’s earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle by the weighted average number of shares outstanding during the period.

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

There is no effect of dilutive securities on the calculation of loss per share for the three or six months ended June 27, 2003 and June 28, 2002, respectively, due to the fact that such potential common shares are anti-dilutive since Spherion incurred a loss.

7.  Discontinued Operations

During the second quarter of 2002, Spherion adopted a plan to dispose of its consulting subsidiaries in the United Kingdom and The Netherlands within its Technology segment and Saratoga, a human capital measurement business within its Outsourcing segment. Spherion’s decision to dispose of these subsidiaries is consistent with Spherion’s business strategy to improve productivity and enhance profitability.  Spherion disposed of the United Kingdom technology subsidiary prior to December 27, 2002 and completed the disposition of Saratoga and The Netherlands technology subsidiary during the first half of 2003.

As a result of Spherion’s decision to dispose of these businesses, the operating results for all periods presented for these subsidiaries have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue, pre-tax income (loss) from operations and the expected loss on disposal of these subsidiaries included within loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 27, 2003 and June 28, 2002, are as follows (in thousands):

	Three Months Ended
	June 27, 2003			June 28, 2002
	Technology	Outsourcing	Total	Technology	Outsourcing	Total

Revenues	$10	$—	$10	$6,865	$750	$7,615

Pre-tax loss from operations	$(13)	$—	$(13)	$(5,317)	$(517)	$(5,834)
Pre-tax (loss) gain on disposal	(250)	255	5	(6,755)	(500)	(7,255)
Income tax (expense) benefit	(3,136)	(89)	(3,225)	5,056	370	5,426
Net (loss) income from discontinued operations	$(3,399)	$166	$(3,233)	$(7,016)	$(647)	$(7,663)

	Six Months Ended
	June 27, 2003			June 28, 2002
	Technology	Outsourcing	Total	Technology	Outsourcing	Total

Revenues	$4,485	$484	$4,969	$14,006	$1,614	$15,620

Pre-tax income (loss) from operations	$369	$(203)	$166	$(7,038)	$(1,227)	$(8,265)
Pre-tax (loss) gain on disposal	(1,450)	398	(1,052)	(6,755)	(500)	(7,255)
Income tax (expense) benefit	(2,861)	(61)	(2,922)	5,576	641	6,217
Net (loss) income from discontinued operations	$(3,942)	$134	$(3,808)	$(8,217)	$(1,086)	$(9,303)

The net loss from discontinued operations for the three months ended June 27, 2003, includes tax expense of $3.2 million attributable to a change in tax estimates resulting from the sale of the technology consulting business in The Netherlands.

8.  Accrued Restructuring

During 2001, Spherion announced its business strategy which was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. This strategy combined with the slowdown in the economy, led to an assessment of the strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the “2001 Plans”).

An analysis of the 2001 Plans, along with accrued amounts remaining to be distributed under restructuring plans initiated in 1999 and 2000 are as follows (in thousands):

	Facility Closures, Asset write-offs and other	Severance	Total

Balance at December 27, 2002	$5,722	$216	$5,938
Utilization	(429)	(216)	(645)

Balance at March 28, 2003	5,293	—	5,293
Utilization	(695)	—	(695)
Reversal of over accrual	(476)	—	(476)

Balance at June 27, 2003	$4,122	$—	$4,122

During the second quarter of 2003, as part of Spherion’s on-going restructuring monitoring process, accruals of $0.5 million were identified that were unnecessary primarily as the result of fewer severed employees using outplacement services than initially anticipated and lower broker fees, and these amounts were reversed to income.

During the second quarter of 2002, accruals of $4.8 million were identified that were unnecessary primarily as the result of the buyout or sublease of existing lease obligations at better than expected rates and the favorable resolution of severance payouts, and these amounts were reversed to income.  Also, during the second quarter of 2002, Spherion recorded other charges (included in “restructuring, asset impairments and other charges” in the attached condensed consolidated statements of operations) in the amount of $10.0 million for additional anticipated losses associated with the subleases of Norrell’s former headquarters building in Atlanta, Georgia.  The $10.0 million charge reflects the weakening of the commercial rental market.

The remaining accruals for facility closures and asset write-offs of $4.1 million primarily relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), estimated losses on subleases of approximately 20 properties and remaining assets to be disposed of.

9.  Goodwill and Other Intangibles

The change in the carrying amount of goodwill for the six months ended June 27, 2003 is as follows (in thousands):

	Recruitment	Technology	Outsourcing	Total
Balance at December 27, 2002	$11,028	$6,724	$13,142	$30,894
Goodwill acquired during the period	15,257	—	—	15,257
Foreign currency changes	1,711	—	—	1,711
Balance at June 27, 2003	$27,996	$6,724	$13,142	$47,862

Other intangible assets, which will continue to be amortized, is comprised of trade names, trade marks, a customer contract and non-compete and employment agreements and aggregated $1.8 million, less accumulated amortization of $0.7 million.  Annual amortization expense on other intangible assets is expected to be $0.4 million, $0.3 million, and $0.2 million for fiscal years 2004 through 2006.

Effective at the beginning of 2002, Spherion adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis.  As a result of the initial adoption of SFAS No. 142, Spherion recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after tax) as of January 1, 2002.  Additionally, Spherion performed its annual impairment test as of November 2002, and recorded an additional pre-tax impairment charge to earnings of $291.5 million.

10.  Legal Proceedings

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Results of Operations

We have three operating segments: Recruitment, Technology, and Outsourcing.  We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated central costs, amortization expense, interest expense, interest and other income, special items (restructuring, asset impairments and other charges), income taxes, discontinued operations and cumulative effect of change in accounting principle.  All material intercompany revenues and expenses have been eliminated.  Amounts related to discontinued operations have been eliminated from our segment information below.

Information on operating segments and a reconciliation to loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle for the three months ended June 27, 2003 and June 28, 2002, are as follows (amounts in thousands):

	Three Months Ended
	June 27, 2003		June 28, 2002
		% of total		% of total
Revenues:
Recruitment	$357,977	71.3%	$358,062	67.6%
Technology	71,699	14.3%	88,696	16.7%
Outsourcing	72,225	14.4%	82,944	15.7%

Total	$501,901	100.0%	$529,702	100.0%

		% of Revenue		% of Revenue
Gross Profit:
Recruitment	$85,386	23.9%	$85,859	24.0%
Technology	19,062	26.6%	26,921	30.4%
Outsourcing	15,073	20.9%	21,459	25.9%

Total	$119,521	23.8%	$134,239	25.3%

Segment operating profit:
Recruitment	$215	0.1%	$3,589	1.0%
Technology	1,209	1.7%	3,577	4.0%
Outsourcing	1,591	2.2%	5,498	6.6%

Segment operating profit	3,015	0.6%	12,664	2.4%

Unallocated central costs	(8,589)		(6,746)
Amortization expense	(112)		(78)
Interest expense	(1,652)		(3,273)
Interest and other income	2,009		1,536
Restructuring, asset impairments and other charges	476		(5,165)

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(4,853)		$(1,062)

Three Months Ended June 27, 2003 Compared With Three Months Ended June 28, 2002

Recruitment.   Recruitment revenues were $358.0 million in 2003 compared to $358.1 million in the prior year.  Recruitment revenues for the three months ended June 27, 2003 includes $15.4 million of revenue from our Canadian operations acquired on April 4, 2003. Excluding this acquisition, Recruitment revenues would have been $342.6 million, a decrease of 4.3% from prior year due to lower demand for staffing services primarily in the United States and in Australia. European revenues were unchanged from the prior year. Within the United States, Recruitment revenues were down 4.5% due to the loss of MCI Worldcom business, the partial loss of a major staffing contract in early January 2003 and conversions of company-owned branches to franchised operations throughout 2002. This decrease was only partially offset by an increase in revenues from placing professionals in temporary and permanent positions within finance, accounting, engineering and legal fields. Revenues in Australia decreased 5.4% from the prior year. Recruitment revenues by service line for 2003 within the segment were comprised of 95.3% staffing and 4.7% permanent placement, compared to 95.7% staffing and 4.3% permanent placement in prior year. We continue to operate in a highly competitive recruitment market characterized by weak to moderate demand and an abundant supply of temporary labor. This has lead to lower revenue, competitive bidding and pricing pressures and this may continue at least for the near future.

Recruitment gross profit decreased 0.6% to $85.4 million in 2003 from $85.9 million in the prior year, and the overall gross profit percentage was 23.9% in 2003 compared to 24.0% in the prior year. Excluding the Canadian acquisition in 2003, Recruitment gross profit was $82.4 million, a decrease of 4.0% from prior year, and the overall gross profit percentage was 24.1%, up 0.1% from the prior year.  The impact of pricing pressures within commercial staffing in the United States were offset by increases in the gross profit rate from higher permanent placement services and temporary services within finance, accounting, engineering and legal fields (which continue to improve from prior year levels).

The Recruitment segment operating profit was $0.2 million in 2003 compared to segment operating profit of $3.6 million in the prior year. The Canadian acquisition contributed $3.0 million in gross profit and incurred $2.6 million in operating expenses for the second quarter of 2003.  Exclusive of Canada, the decrease from prior year was due to the decrease in gross profit of $3.5 million, and higher operating expenses of $0.3 million. Excluding Canada, operating expenses as a percentage of revenues increased to 24.1% in 2003 from 23.0% in 2002, as operating expenses for the three months ended June 27, 2003 include obligations under an employment agreement with a former Recruitment executive and a loss incurred in Australia to sell a portion of the corporate education business.  The European and Australian operations represented combined losses of $3.5 million in the second quarter of 2003 due to weakened customer demand and the aforementioned loss.

Technology.   Technology revenues decreased 19.2% to $71.7 million in 2003 from $88.7 million in the prior year due to continued lower demand for IT related services.  Technology revenues by service line for 2003 were comprised of 76.9% staffing and 23.1% managed services, compared to 77.9% staffing and 22.1% managed services in 2002.  As a percentage of total technology revenues, staffing decreased from the 2002 level as the demand for staffing services decreased at a greater rate than managed services, which are supported by longer-term contracts. Technology revenues continue to be negatively impacted by industry-wide decreases in demand as customers defer major technology spending projects.

Technology gross profit decreased 29.2% to $19.1 million in 2003 from $26.9 million in the prior year, and the overall gross profit percentage decreased to 26.6% in 2003 from 30.4% in the prior year.  The decrease in gross profit percentage is primarily due to pricing pressures.

Technology segment operating profit was $1.2 million in 2003 compared to $3.6 million in the prior year. The decrease was due to the decrease in gross profit of $7.8 million, partially offset by lower operating expenses of $5.4 million. Operating expenses as a percentage of revenues decreased to 24.9% in 2003 from 26.3% in 2002 as we reduced costs during the latter half of 2002 by integrating certain office and administrative functions within our Technology segment.

Outsourcing.   Outsourcing revenues decreased 12.9% to $72.2 million in 2003 from $82.9 million in 2002, primarily due to the loss of contracts, the largest of which was MCI Worldcom, and volume decreases at a major customer. New contracts and volume increases at certain existing customers have not offset the revenue decreases. Revenues from our human resource consulting services decreased 20.6% to $8.6 million in 2003 from $10.8 million in the prior year due to lower demand for outplacement services.  Call center operations began in Panama during the second quarter but did not significantly contribute to revenues. Outsourcing revenues are expected to decrease in the third quarter of 2003 due to volume decreases.

Outsourcing gross profit decreased 29.8% to $15.1 million in 2003 from $21.5 million in the prior year, and the overall gross profit percentage decreased to 20.9% in 2003 from 25.9% in the prior year.  The decrease in gross profit percentage is primarily due to lower revenues in some of our existing domestic call centers which have a relatively consistent amount of fixed costs, lower revenues from human resource consulting services  and start-up costs related to our new call center in Panama.

Outsourcing segment operating profit decreased 71.1% to $1.6 million in 2003 from $5.5 million in the prior year. The decrease was due to the decrease in gross profit of $6.4 million  partially offset by lower operating expenses of $2.5 million. Operating expenses as a percentage of revenues decreased to 18.7% in 2003 from 19.2% in 2002 and is primarily due to the disposition of a software development operating unit in the fourth quarter of 2002 and lower employee costs.

Unallocated Central Costs.   Unallocated central costs increased 27.3% to $8.6 million in 2003 from $6.7 million in the prior year, primarily due to non-capitalizable costs related to the implementation of our enterprise-wide information system. Unallocated central costs for the three months ended June 28, 2002, included the write-off of a loan associated with the sale of a business. As a percentage of consolidated revenues, these costs increased to 1.7% in 2003 from 1.3% in the prior year. Excluding the non-capitalizable costs for the enterprise-wide information system in the current year and the write-off of the loan in prior year, these costs as a percentage of revenue would have been at approximately the same level.

Amortization Expense.   Amortization expense remained constant at $0.1 million in 2003 compared to 2002.

Interest Expense.   Interest expense decreased 49.5% to $1.7 million in 2003 from $3.3 million in 2002. This decrease resulted from lower debt levels primarily related to the repurchase of certain of our convertible subordinated notes during 2002. Average borrowings outstanding during the second quarter of 2003 of $103.3 million carried an average rate of interest of 6.4% compared with $218.0 million outstanding during the second quarter of 2002 at an average rate of interest of 5.9%.

Interest and Other Income.   Interest and other income increased 30.8% to $2.0 million in 2003 from $1.5 million in the prior year, primarily due to the net gain recorded on the repurchase of certain of our convertible subordinated notes during the second quarter of 2003.

Restructuring, asset impairments and other charges.  During the second quarter of 2003, we recorded a pre-tax restructuring cost reversal of $0.5 million. During the second quarter of 2002, we recorded a pre-tax restructuring, asset impairments and other charges of $5.2 million ($3.3 million after-tax). See section “Restructuring, Asset Impairments and Other Charges” below for further discussion.

Income Taxes.  The effective income tax rate on the loss for the second quarter of 2003 from continuing operations was 33%.  This rate differs from the statutory federal income tax rate primarily due to the impact of foreign income taxes, federal employment tax credits, and the impact of unfavorable permanent tax differences.  The effective tax rate for the second quarter of 2002 was 16%, and differed from the statutory rate primarily due to the impact of foreign, state and local income taxes, and federal employment tax credits. The increase in the effective tax benefit to 33% in the current year from the prior year benefit of 16% is reflective of the larger pretax loss from continuing operations in the current year.

Discontinued Operations.   During the second quarter of 2002, we adopted a plan to exit certain smaller consulting operations, primarily in our technology segment. All of these operations have been disposed of as of June 27, 2003. The net loss from discontinued operations for the three months ended June 27, 2003, includes tax expense of $3.2 million attributable to a change in tax estimates resulting from the sale of the technology consulting business in The Netherlands.  In the second quarter of 2002, we recorded a pre-tax loss from discontinued operations in the amount of $13.1 million.  This loss was comprised of a loss of $7.3 million to write-down the businesses to their expected fair market value and operating losses of $5.8 million.

Weighted Average Shares Outstanding.    The weighted average number of shares increased to 59.8 million in the second quarter of 2003 from 59.4 million in the second quarter of the prior year, due primarily to normal quarterly issuances of shares under various employee benefit programs.

Results of Operations

Information on operating segments and a reconciliation to loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle for the six months ended June 27, 2003 and June 28, 2002, are as follows (amounts in thousands):

	Six Months Ended
	June 27, 2003		June 28, 2002
		% of total		% of total
Revenues:
Recruitment	$691,699	70.1%	$714,725	67.4%
Technology	144,621	14.7%	178,803	16.8%
Outsourcing	150,154	15.2%	167,422	15.8%

Total	$986,474	100.0%	$1,060,950	100.0%

		% of Revenue		% of Revenue
Gross Profit:
Recruitment	$161,198	23.3%	$167,529	23.4%
Technology	37,934	26.2%	51,956	29.1%
Outsourcing	34,684	23.1%	43,199	25.8%

Total	$233,816	23.7%	$262,684	24.8%

Segment operating profit (loss):
Recruitment	$(2,502)	(0.4)%	$3,833	0.5%
Technology	757	0.5%	3,438	1.9%
Outsourcing	5,878	3.9%	9,334	5.6%

Segment operating profit	4,133	0.4%	16,605	1.6%

Unallocated central costs	(15,924)		(12,416)
Amortization expense	(219)		(139)
Interest expense	(3,068)		(6,401)
Interest and other income	3,469		2,947
Restructuring, asset impairments and other charges	476		(5,165)

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(11,133)		$(4,569)

Six Months Ended June 27, 2003 Compared With Six Months Ended June 28, 2002

Recruitment.   Recruitment revenues decreased 3.2% to $691.7 million in 2003 compared to $714.7 million in the prior year. Recruitment revenues include $15.4 million of revenue from our Canadian operations acquired on April 4, 2003. Excluding this acquisition, Recruitment revenues would have been $676.3 million, a decrease of 5.4% from prior year due to lower demand for staffing services primarily in the United States and in Australia. European revenues were unchanged from the prior year. Within the United States, Recruitment revenues were down 5.7% due to lower demand, the loss of MCI Worldcom business, the partial loss of a major staffing contract in early January 2003 and conversions of company-owned branches to franchised operations throughout 2002. This decrease was only partially offset by an increase in revenues from placing professionals in temporary and permanent positions within finance, accounting, engineering and legal fields. Recruitment revenues by service line for 2003 within the segment were comprised of 95.6% staffing and 4.4% permanent placement, which remained relatively consistent with the same period in 2002. We continue to operate in a highly competitive recruitment market characterized by weak to moderate demand and an abundant supply of temporary labor. This has lead to lower revenue, competitive bidding and pricing pressures and this may continue at least for the near future.

Recruitment gross profit decreased 3.8% to $161.2 million in 2003 compared to $167.5 million in the prior year, and the overall gross profit percentage was 23.3% in 2003 compared to 23.4% in 2002. Excluding the Canadian acquisition in 2003, Recruitment gross profit was $158.2 million, a decrease of 5.5% from prior year, and the overall gross profit percentage was 23.4%.  The impact of pricing pressures within commercial staffing in the United States, were largely offset by increases in the gross profit rate from higher permanent placement services and temporary services within finance, accounting, engineering and legal fields, which continue to improve from prior year levels.

The Recruitment segment operating loss was $2.5 million in 2003 compared to segment operating profit of $3.8 million in the prior year. Excluding the Canadian acquisition in 2003, the Recruitment segment operating loss was $2.9 million. The decrease from prior year, excluding Canada, was due to the decrease in gross profit of $9.3 million, partially offset by lower operating expenses of $2.6 million. Excluding Canada, operating expenses as a percentage of revenues increased to 23.8% in 2003 from 22.9% in 2002, as operating expenses for the six months ended June 27, 2003 include obligations under an employment agreement with a former Recruitment executive and a loss incurred in Australia to sell a portion of the corporate education business.  The European and Australian operations represented combined losses of $6.5 million in the first six months of 2003 due to weaker customer demand and the aforementioned loss.

Technology.   Technology revenues decreased 19.1% to $144.6 million in 2003 from $178.8 million in the prior year due to continued lower demand for IT related services.  Technology revenues by service line for 2003 were comprised of 75.7% staffing and 24.3% managed services, compared to 77.7% staffing and 22.3% managed services in 2002.  As a percentage of total technology revenues, staffing decreased from the 2002 level as the demand for staffing services decreased at a greater rate than managed services, which are supported by longer-term contracts. Technology revenues continue to be negatively impacted by industry-wide decreases in demand as customers defer major technology spending projects.

Technology gross profit decreased 27.0% to $37.9 million in 2003 from $52.0 million in the prior year, and the overall gross profit percentage decreased to 26.2% in 2003 from 29.1% in the prior year.  The decrease in gross profit percentage is primarily due to pricing pressures.

Technology segment operating profit was $0.8 million in 2003 compared with a $3.4 million operating profit in the prior year. The decrease was due to the decrease in gross profit of $14.1 million, partially offset by lower operating expenses of $11.5 million. Operating expenses as a percentage of revenues decreased to 25.7% in 2003 from 27.1% in 2002 as we continue to reduce operating expenses as revenues and gross profits decline.

Outsourcing.   Outsourcing revenues decreased 10.3% to $150.2 million in 2003 from $167.4 million primarily due to the loss of customer contracts, the largest of which was MCI Worldcom and volume decreases at a major customer. Revenues from our human resource consulting services decreased 10.7% to $19.8 million in 2003 from $22.1 million in the prior year due to lower demand for outplacement services.  Outsourcing revenues are expected to decrease in the third quarter of 2003 due to volume decreases.

Outsourcing gross profit decreased 19.7% to $34.7 million in 2003 from $43.2 million in the prior year, and the overall gross profit percentage decreased to 23.1% in 2003 from 25.8% in the prior year.  The decrease in gross profit percentage is primarily due to lower revenues in some of our domestic call centers which have a relatively consistent amount of fixed costs, lower revenues from human resource consulting services and start-up costs related to our new call center in Panama.

Outsourcing segment operating profit decreased 37.1% to $5.9 million in 2003 from $9.3 million in the prior year. The decrease was due to the decrease in gross profit of $8.5 million, partially offset by lower operating expenses of $5.1 million. Operating expenses as a percentage of revenues decreased to 19.2% in 2003 from 20.2% in 2002. This was primarily due to the disposition of a software development operating unit in the fourth quarter of 2002 and lower employee costs, partially offset by obligations under an employment agreement with a former Outsourcing executive.

Unallocated Central Costs.   Unallocated central costs increased 28.3% to $15.9 million in 2003 from $12.4 million in the prior year, primarily due to non-capitalizable costs related to the implementation of our enterprise-wide information system. Unallocated central costs for the six months ended June 28, 2002, included the write-off of a loan associated with the sale of a business. As a percentage of consolidated revenues, these costs increased to 1.6% in 2003 from 1.2% in the prior year. Excluding the non-capitalizable costs for the enterprise-wide information system in the current year and the write-off of the loan in prior year, these costs as a percentage of revenue would have been at approximately the same level.

Amortization Expense.   Amortization expense increased slightly to $0.2 million in 2003 compared to $0.1 million in 2002.

Interest Expense.   Interest expense decreased 52.1% to $3.1 million in 2003 from $6.4 million last year. This decrease resulted from lower debt levels primarily related to the repurchase of some of our convertible subordinated notes during 2002. Average borrowings outstanding during the first half of 2003 of $104.3 million carried an average rate of interest of 5.9% compared with $222.2 million outstanding during the first half of 2002 at an average rate of interest of 5.7%.

Interest and Other Income.   Interest and other income for the six months ended June 27, 2003 was $3.5 million compared to $2.9 million for the same period in the prior year. The increase from prior year is partially due to the net gain recorded on the repurchase of certain of our convertible subordinated notes during the second quarter of 2003.

Restructuring, asset impairments and other charges.  During the second quarter of 2003, we recorded a pre-tax restructuring cost reversal of $0.5 million. During the second quarter of 2002, we recorded a pre-tax restructuring, asset impairments and other charges of $5.2 million ($3.3 million after-tax). See section “Restructuring, Asset Impairments and Other Charges” below for further discussion.

Income Taxes.  The effective income tax rate on the loss for the six month period ended June 27, 2003 from continuing operations was 33%.  This rate differs from the statutory federal income tax rate primarily due to the impact of foreign income taxes, federal employment tax credits, and the impact of unfavorable permanent tax differences.  The effective tax rate for 2002 was 35%, which is the federal statutory rate.

Discontinued Operations.   During the second quarter of 2002, we adopted a plan to exit certain smaller consulting operations, primarily in our technology segment. All of these operations have been disposed of as of June 27, 2003. The net loss from discontinued operations for the six months ended June 27, 2003, includes tax expense of $3.2 million attributable to a change in tax estimates resulting from the sale of the technology consulting business in The Netherlands.  We recorded a pre-tax loss from discontinued operations in the amount of $15.5 million in the first half of 2002.  This loss was comprised of a loss of $7.3 million to write-down the businesses to their expected fair market value and operating losses of $8.2 million.

Cumulative Effect of Change in Accounting Principle.   Effective at the beginning of 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required our intangible assets be tested for impairment.  This resulted in a charge of $691.6 million ($615.6 million after-tax).  Additionally, we performed our annual impairment test as of November 2002, and recorded an additional pre-tax impairment charge to earnings of $291.5 million during the fourth quarter of 2002.

Weighted Average Shares Outstanding.   The weighted average number of shares increased to 59.8 million in 2003 from 59.3 million in the prior year, due primarily to normal quarterly issuances of shares under various employee benefit programs.

Restructuring, Asset Impairments and Other Charges

During 2001, we announced our business strategy which was focused on increasing the predictability of revenues and earnings, continuous productivity improvements and enhancing profitability. This strategy combined with the slowdown in the economy, led to an assessment of our strategic direction and product mix. Consequently, restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the “2001 Plans”).

An analysis of the 2001 Plans, along with accrued amounts remaining to be distributed under restructuring plans initiated in 1999 and 2000 are as follows (in thousands):

	Facility Closures, Asset write-offs and other	Severance	Total

Balance at December 27, 2002	$5,722	$216	$5,938
Utilization	(429)	(216)	(645)

Balance at March 28, 2003	5,293	—	5,293
Utilization	(695)	—	(695)
Reversal of over accrual	(476)	—	(476)

Balance at June 27, 2003	$4,122	$—	$4,122

During the second quarter of 2003, as part of our on-going restructuring monitoring process, accruals of $0.5 million were identified that were unnecessary primarily as the result of fewer severed employees using outplacement services than initially anticipated and lower broker fees, and these amounts were reversed to income.

During the second quarter of 2002, accruals of $4.8 million were identified that were unnecessary primarily as the result of the buyout or sublease of existing lease obligations at better than expected rates and the favorable resolution of severance payouts, and these amounts were reversed to income.  Also, during the second quarter of 2002, we recorded other charges (included in “restructuring, asset impairments and other charges” in the attached condensed consolidated statements of operations) in the amount of $10.0 million for additional anticipated losses associated with the subleases of Norrell’s former headquarters building in Atlanta, Georgia.  The $10.0 million charge reflects the weakening of the commercial rental market.

The remaining accruals for facility closures and asset write-offs of $4.1 million primarily relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), estimated losses on subleases of approximately 20 properties and remaining assets to be disposed of.

We expect to incur restructuring costs, primarily severance, over the next several quarters due to the identification of incremental cost reduction opportunities by centralizing business support functions and the standardization of business processes as we complete the implementation of our enterprise-wide information system.  We expect our third quarter pre-tax restructuring charges to be approximately $3.0 million.

Liquidity and Capital Resources

Cash Flow

Cash provided by operating activities for the six months ended June 27, 2003 was $78.2 million compared with $40.5 million in the same period of 2002. Higher operating cash flows in the current year are due primarily to working capital provided by operating cash flows of $74.7 million in the first half of 2003 compared to $13.1 million in the first half of 2002. For the first half of 2003, cash from working capital was provided primarily through federal tax refunds of $78.9 million. For the first half of 2002, cash provided by operating activities was primarily related to collection of receivables partially offset by cash payments relating to accrued liabilities.

Investing activities used $41.4 million of cash during the six  months ended June 27, 2003 compared with $132.1 million in the prior year.  Capital expenditures increased to $41.4 million for the six  months ended June 27, 2003 from $18.5  million for the comparable 2002 period. Current year capital expenditures include the investment in our enterprise-wide information system which amounted to $28.8 million during the first six months of 2003. We expect capital spending for our enterprise-wide information system investment to be between $40 million and $45 million for the twelve months ended December 26, 2003.  We currently expect the remainder of our capital expenditures to be funded through existing cash resources or through our U.S. dollar loan facility (see Liquidity section below).  We paid $10.8 million (excluding the assumption of debt) to acquire 85% of our Canadian franchise during the second quarter of 2003. Offsetting our capital expenditures and acquisition in the current year were cash receipts for proceeds from the sale of Saratoga and reimbursements from our insurance deposit relating to our workers’ compensation program of $8.0 million. Cash outflows for the first half of 2002 included $111.9 million to fund insurance deposits to collateralize workers’ compensation obligations.

Cash used in financing activities was $12.5 million for the six months ended June 27, 2003 compared with $13.3 million in the prior year. Debt repayments during 2003 relate to the repurchase of some of our convertible subordinated notes, the repayment of a portion of the debt assumed in conjunction with the Canadian acquisition and repayment of a portion of the short-term note payable for software and related costs. The use of cash during 2002 primarily reflects the repayment of short-term borrowings associated with prior years acquisitions.

Liquidity

As of June 27, 2003, cash resources available to us totaled $89.7 million.  Of this amount, $79.3 million was held in the United States and the remainder by our foreign subsidiaries. The funds held in the United States are invested primarily in investment grade money market funds.

In July 2003, we cancelled our 364-day U.S. dollar loan facility and entered into a four-year U.S. dollar loan facility (also secured by substantially all of our domestic accounts receivable) with a new lender. The new loan facility will provide us up to $200 million of on-balance sheet financing. Interest on this facility is based on LIBOR plus a credit spread. As of June 27, 2003, there were no amounts outstanding under our previous accounts receivable securitization facility. As of June 27, 2003, our credit rating with Moody’s Investors Services and Standard and Poors was Ba3 and B+ respectively. We believe we have sufficient liquidity to meet our operating and capital needs for the foreseeable future.

On April 4, 2003, in connection with a three-year old agreement, we acquired 85% of our Canadian franchise operation for consideration of approximately $22.0 million, including the assumption of debt.  We also entered into a new put/call agreement with the minority interest holder that can be exercised by either party anytime after December 31, 2005, which would require/allow us to purchase the remaining 15% interest in this operation. The results of this operation are included in the Recruitment operating segment and our consolidated results of operations as of the acquisition date.

During the second quarter of 2003, we repurchased an aggregate face value of $7.0 million of our outstanding 4 ½% convertible subordinated notes for a purchase price of $6.6 million. We recorded a gain, net of bond issuance cost write-offs, of $0.3 million, which is included in interest and other income in the accompanying condensed consolidated statements of operations. Repurchases during 2003 are not necessarily indicative of the future. Additional repurchases, if any, will depend on factors such as the prevailing market price of the notes, overall market conditions and alternative uses of our liquidity.

Forward-looking Statements — Safe Harbor

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

•      We may not achieve the intended effects of our business strategy.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 27, 2003, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

Our outstanding variable-rate debt at June 27, 2003 and June 28, 2002 was approximately $8.0 million and $9.1 million, respectively.  Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.1 million in both 2003 and 2002, on an annual basis.

In May 1998, we issued $207.0 million of 4 1/2% Convertible Subordinated Notes due June 2005. Based upon published prices, the fair value of our fixed rate convertible subordinated debt as of June 27, 2003 and June 28, 2002 was $85.0 million and $181.9 million, respectively, compared with the related carrying value of $89.8 million and $207.0 million, respectively.

From time to time, we participate in foreign exchange hedging to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. At June 27, 2003, we had an outstanding forward contract with a notional amount of 5.0 million Canadian dollars and a fair value or cost to unwind which is not material to our consolidated results of operations.  At June 28, 2002, we had no outstanding forward contracts.

Item 4.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures:

Within the 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in reports we file or submit under the Securities Exchange Act of 1934.

(b)   Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders of the Company was held on May 20, 2003.

(b) The Annual Meeting involved the re-election of Class I directors William F. Evans and Cinda A. Hallman. The term of the following directors continued after the Annual Meeting: Steven S. Elbaum, David R. Parker, James J. Forese, J. Ian Morrison, A. Michael Victory.

(c)  At the Annual Meeting, stockholders voted on the following matters:

(1) The election of directors William F. Evans and Cinda A. Hallman to continue in office as Class I directors for a three-year term expiring on the date of the Annual Meeting in the year 2006.

	Votes For:	Votes Withheld:
William F. Evans	47,945,780	7,675,572
Cinda A. Hallman	55,010,011	611,341

(2) A proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 26, 2003.

Votes For:	Votes Against:	Abstentions:
47,622,877	7,985,121	13,355

(d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 99.1 hereto.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 99.2 hereto.

(b) Reports on Form 8-K.

On April 1, 2003, we filed a Report on Item 5 of Form 8-K pertaining to the issuance of a press release confirming earnings guidance and announcing the departure of Peter Bourke, President, Outsourcing Group.

On April 29, 2003, we furnished a Report on Item 9 of Form 8-K pertaining to the issuance of a press release announcing our results of operations for the fiscal quarter ended March 28, 2003.  This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

On May 2, 2003, we filed a Report on Item 5 of Form 8-K pertaining to the issuance of a press release announcing the death of Director, Jerome B. Grossman.

On May 19, 2003, we filed a Report on Item 5 of Form 8-K pertaining to the issuance of a press release announcing the realignment of our U.S. Staffing business, including the appointment of Jan Wahby and Lesa Francis to leadership positions and announcing the departure of the President of U.S. Staffing Group, Gary Peck.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

DATE—August 11, 2003	BY	/s/ Roy G. Krause
Roy G. Krause
President and Chief Operating Officer
(principal executive officer)

CERTIFICATIONS

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

Date: August 11, 2003

/s/ Roy G. Krause
Roy G. Krause
President and Chief Operating Officer

I, Mark W. Smith, certify that:

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

Date: August 11, 2003

/s/ Mark W. Smith
Mark W. Smith
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Document

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 99.1 hereto.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 99.2 hereto.