Form 10-Q
period 2003-09-26
SPHERION CORP
filed 2003-11-10
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

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

Number of shares of Registrant’s Common Stock, par value $.01 per share (“Common Stock”), outstanding on October 24, 2003 was 59,728,408.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	September 26, 2003	September 27, 2002
Revenues	$528,008	$528,602
Cost of services	407,452	397,007

Gross profit	120,556	131,595

Selling, general and administrative expenses	109,127	114,111
Licensee commissions	11,444	12,272
Amortization of intangibles	122	87
Interest expense	1,478	3,015
Interest income	(1,237)	(1,779)
Restructuring, asset impairments and other charges	2,539	—
Other gains	—	(3,948)
	123,473	123,758

(Loss) earnings from continuing operations before income taxes and discontinued operations	(2,917)	7,837
Income tax benefit (expense)	1,017	(4,014)

(Loss) earnings from continuing operations before discontinued operations	(1,900)	3,823

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $1,309 in 2002)	(63)	(2,367)
Income tax benefit	19	800
Loss from discontinued operations	(44)	(1,567)

Net (loss) earnings	$(1,944)	$2,256

(Loss) earnings per share — Basic:
(Loss) earnings from continuing operations before discontinued operations	$(0.03)	$0.06
Loss from discontinued operations	(0.00)	(0.03)

	$(0.03)	$0.04

(Loss) earnings per share — Diluted:
(Loss) earnings from continuing operations before discontinued operations	$(0.03)	$0.06
Loss from discontinued operations	(0.00)	(0.03)

	$(0.03)	$0.04

Weighted average shares used in computation of (loss) earnings per share:
Basic	60,054	59,469
Diluted	60,054	60,295

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands, except per share amounts)

	Nine Months Ended
	September 26, 2003	September 27, 2002
Revenues	$1,514,482	$1,589,552
Cost of services	1,160,110	1,195,273

Gross profit	354,372	394,279

Selling, general and administrative expenses	332,933	349,065
Licensee commissions	33,244	35,813
Amortization of intangibles	341	226
Interest expense	4,546	9,416
Interest income	(4,393)	(4,726)
Restructuring, asset impairments and other charges	2,063	5,165
Other gains	(313)	(3,948)
	368,421	391,011

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(14,049)	3,268
Income tax benefit (expense)	4,676	(2,407)

(Loss) earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(9,373)	861

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $1,058 and $8,564 in 2003 and 2002, respectively)	(949)	(17,887)
Income tax (expense) benefit	(2,903)	7,017
Net loss from discontinued operations	(3,852)	(10,870)

Loss before cumulative effect of change in accounting principle	(13,225)	(10,009)
Cumulative effect of change in accounting principle, net of income tax benefit of $76,012 in 2002	—	(615,563)

Net loss	$(13,225)	$(625,572)

(Loss) earnings per share – Basic:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.16)	$0.01
Loss from discontinued operations	(0.06)	(0.18)
Cumulative effect of change in accounting principle	—	(10.37)
	$(0.22)	$(10.54)
(Loss) earnings per share – Diluted:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.16)	$0.01
Loss from discontinued operations	(0.06)	(0.18)
Cumulative effect of change in accounting principle	—	(10.23)
	$(0.22)	$(10.39)
Weighted average shares used in computation of (loss) earnings per share:
Basic	59,859	59,375
Diluted	59,859	60,201

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, amounts in thousands, except share data)

	September 26, 2003	December 27, 2002
Assets
Current Assets:
Cash and cash equivalents	$52,395	$65,456
Receivables, less allowance for doubtful accounts of $5,470 and $6,760	308,603	284,675
Deferred tax asset	21,065	19,897
Income tax receivable	27,846	90,788
Insurance deposit	27,866	26,808
Other current assets	16,026	16,341
Assets of discontinued operations	—	11,000

Total current assets	453,801	514,965
Goodwill	48,087	30,894
Property and equipment, net	135,073	94,520
Deferred tax asset	136,419	134,971
Insurance deposit	72,562	61,892
Other assets, net	29,103	26,453

	$875,045	$863,695

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$2,647	$5,419
Accrued restructuring	5,424	5,938
Accounts payable and other accrued expenses	92,042	88,751
Accrued salaries, wages and payroll taxes	76,340	72,820
Accrued insurance reserves and other current liabilities	35,215	40,738
Liabilities of discontinued operations	—	8,316

Total current liabilities	211,668	221,982
Long-term debt, net of current portion	8,326	8,535
Convertible subordinated notes	89,748	96,715
Accrued insurance reserves	44,494	45,935
Accrued income tax payable	81,953	67,619
Deferred compensation and other long-term liabilities	32,602	18,896

Total liabilities	468,791	459,682

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized, 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 5,698,474 and 6,376,964 shares, respectively	(58,543)	(66,860)
Additional paid-in capital	854,424	859,551
Accumulated deficit	(401,912)	(388,687)
Accumulated other comprehensive income (loss)	11,632	(644)

Total stockholders’ equity	406,254	404,013

	$875,045	$863,695

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Nine Months Ended
	September 26, 2003	September 27, 2002
Cash Flows from Operating Activities:
Loss before cumulative effect of change in accounting principle	$(13,225)	$(10,009)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash provided by operating activities:
Discontinued operations - loss on disposal	1,058	8,564
Gain on bond repurchase	(313)	(3,948)
Depreciation and amortization	21,268	22,125
Deferred income tax (benefit) expense	(2,616)	20,311
Restructuring, asset impairments and other charges	2,063	5,165
Other non-cash items	6,112	5,500
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(13,368)	46,156
Other assets	928	(4,453)
Income tax receivable	78,667	(18,698)
Accounts payable, income taxes payable, accrued liabilities and other liabilities	3,577	(13,820)
Accrued restructuring	(2,917)	(12,183)
Net Cash Provided by Operating Activities	81,234	44,710

Cash Flows from Investing Activities:
Acquisitions and earnout payments, net of cash acquired	(11,025)	(3,554)
Capital expenditures, net	(58,887)	(25,395)
Insurance deposits	(13,090)	(111,891)
Proceeds from sale of assets	1,000	—
Other	2,249	2,305
Net Cash Used in Investing Activities	(79,753)	(138,535)

Cash Flows from Financing Activities:
Debt proceeds	—	200
Debt repayments	(11,537)	(16,394)
Repurchase of convertible subordinated notes	(6,602)	(17,539)
Purchase of treasury stock	—	(1,660)
Proceeds from exercise of employee stock options	977	770
Other, net	2,620	2,783
Net Cash Used in Financing Activities	(14,542)	(31,840)

Net decrease in cash and cash equivalents	(13,061)	(125,665)
Cash and cash equivalents, beginning of period	65,456	260,259

Cash and cash equivalents, end of period	$52,395	$134,594

Supplemental non-cash investing and financing activities:
Debt assumed with Canadian acquisition	$10,889	$—
Repurchase of Convertible Subordinated Notes:
Total purchase price of notes	$—	$39,576
Payable as of September 27, 2002	—	(22,037)
Cash paid for notes	$—	$17,539

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

The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three and nine months ended September 26, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending December 26, 2003.  As discussed in Note 7, Discontinued Operations, certain portions of Spherion’s operations have been classified as discontinued operations in the accompanying condensed consolidated financial statements.  Additionally, certain 2002 amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements include the accounts of Spherion Corporation and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  FIN 46 provides guidance on identifying variable interest entities and assessing whether or not a variable interest entity should be consolidated. The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003.  In October 2003, the FASB delayed the effective date for variable interest entities created on or before January 31, 2003, to the first reporting period ending after December 15, 2003. Spherion is currently evaluating the implication of FIN 46 on certain franchisee and licensee relationships in which the franchisee or licensee has obtained financing from Spherion. As of September 26, 2003, Spherion has seven franchisees and 31 licensees with loan balances approximating $2.7 million and $1.8 million, respectively, which are included in “Receivables” and “Other Assets” in the accompanying condensed consolidated balance sheets. Spherion plans to adopt the provisions of FIN 46 during the fourth quarter of 2003 and is currently evaluating the impact, if any, on its consolidated results of operations and/or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149,  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded into other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  Spherion adopted the provisions of SFAS No. 149 during the third quarter of 2003, which did not have an impact on its consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No.150,  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Spherion adopted the provisions of SFAS No. 150 during the third quarter of 2003, which did not have an impact on its consolidated results of operations or financial position.

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

Spherion has one primary stock option plan, the 2000 Stock Incentive Plan.  As all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant; Spherion has not historically or in the periods presented, recorded stock-based compensation cost in its net earnings or loss. The following table illustrates the effect on net (loss) earnings and (loss) earnings per share for the three and nine months ended September 26, 2003 and September 27, 2002, if Spherion had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Net (loss) earnings, as reported	$(1,944)	$2,256	$(13,225)	$(625,572)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(545)	(935)	(2,668)	(2,600)

Pro forma net (loss) earnings	$(2,489)	$1,321	$(15,893)	$(628,172)

(Loss) earnings per share:
Basic —as reported	$(0.03)	$0.04	$(0.22)	$(10.54)

Diluted—as reported	$(0.03)	$0.04	$(0.22)	$(10.39)

Basic —pro forma	$(0.04)	$0.02	$(0.27)	$(10.58)

Diluted —pro forma	$(0.04)	$0.02	$(0.27)	$(10.43)

The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Expected life (in years)	3	3	3	3
Interest rate	1.91%	2.38%	1.92%	2.58%
Volatility	61.00%	68.00%	62.00%	68.00%
Expected dividends	—	—	—	—
Weighted average per share fair value	$2.73	$3.54	$2.67	$3.72

3. Comprehensive (Loss) Income

The following table displays the computation of comprehensive (loss) income (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net (loss) earnings	$(1,944)	$2,256	$(13,225)	$(625,572)

Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	742	(1,492)	6,372	5,437
Reclassification adjustment for foreign currency translation relating to the sale of The Netherlands Technology subsidiary	—	—	5,904	—
Total other comprehensive income (loss)	742	(1,492)	12,276	5,437

Total comprehensive (loss) income	$(1,202)	$764	$(949)	$(620,135)

4. Segment Information

Spherion has three operating segments: Recruitment, Technology, and Outsourcing.  Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as (loss) earnings from continuing operations before unallocated central costs, amortization expense, interest expense, interest income, special items (restructuring, asset impairments, other charges and other gains), income taxes, discontinued operations and cumulative effect of change in accounting principle.  All material intercompany revenues and expenses have been eliminated.  Amounts related to discontinued operations have been eliminated from the segment information presented below.

Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle for the three and nine months ended September 26, 2003 and September 27, 2002, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Revenues:
Recruitment	$386,750	$367,063	$1,078,449	$1,081,788
Technology	68,158	82,960	212,779	261,763
Outsourcing	73,100	78,579	223,254	246,001

Total	$528,008	$528,602	$1,514,482	$1,589,552

Gross profit:
Recruitment	$88,198	$87,446	$249,396	$254,975
Technology	17,338	23,554	55,272	75,510
Outsourcing	15,020	20,595	49,704	63,794

Total	$120,556	$131,595	$354,372	$394,279

Segment operating profit:
Recruitment	$4,427	$4,490	$1,925	$8,323
Technology	780	1,418	1,537	4,856
Outsourcing	2,534	5,302	8,412	14,636

Segment operating profit	7,741	11,210	11,874	27,815

Unallocated central costs	(7,756)	(5,998)	(23,679)	(18,414)
Amortization of intangibles	(122)	(87)	(341)	(226)
Interest expense	(1,478)	(3,015)	(4,546)	(9,416)
Interest income	1,237	1,779	4,393	4,726
Restructuring, asset impairments and other charges	(2,539)	—	(2,063)	(5,165)
Other gains	—	3,948	313	3,948

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(2,917)	$7,837	$(14,049)	$3,268

5. Acquisitions

On April 4, 2003, in connection with a three-year old agreement, Spherion acquired 85% of its Canadian franchise operation for consideration of $21.6 million, including $10.9 million of debt assumed. Spherion also entered into a new put/call agreement with the minority interest holder that can be exercised by either party any time after December 31, 2005, which would require/allow Spherion to purchase the remaining 15% interest in this operation. The results of this operation are included in the Recruitment operating segment and Spherion’s consolidated results of operations as of the acquisition date.

The fair value of assets acquired and liabilities assumed in connection with this acquisition are as follows (in thousands):

Receivables	$10,144
Goodwill	15,305
Other intangible assets	272
Other assets	1,101
Accounts payable and other accrued expenses	(3,359)
Debt assumed	(10,889)
Minority interest	(1,861)
Net assets acquired for cash	$10,713

Other intangible assets acquired include a customer contract and certain key employment agreements.  These other intangible assets are being amortized over a period of approximately three years.  Spherion recorded goodwill in connection with the acquisition of $15.3 million, none of which is deductible for tax purposes.

Pro forma consolidated results of operations have not been presented as the Canadian results of operations are not material to Spherion’s consolidated results of operations.

6. (Loss) / Earnings Per Share

Basic (loss) earnings per share are computed by dividing Spherion’s (loss) earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle by the weighted average number of shares outstanding during the period.

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

There is no effect of dilutive securities on the calculation of loss per share for the three or nine months ended September 26, 2003, due to the fact that such potential common shares are anti-dilutive since Spherion incurred a loss from continuing operations.

The following table reconciles the numerator (net earnings/(loss)) and denominator (shares) of the basic and diluted earnings per share computation for the three and nine months ended September 27, 2002 (in thousands, except per share amounts):

	Three Months Ended September 27, 2002			Nine Months Ended September 27, 2002
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount

Basic EPS	$2,256	59,469	$0.04	$(625,572)	59,375	$(10.54)

Effect of dilutive securities:
Stock options and other dilutive securities	—	826		—	826
Diluted EPS	$2,256	60,295	$0.04	$(625,572)	60,201	$(10.39)

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

Revenue, pre-tax income (loss) from operations and the expected loss on disposal of these subsidiaries included within earnings (loss) from discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 26, 2003 and September 27, 2002, are as follows (in thousands):

	Three Months Ended
	September 26, 2003			September 27, 2002
	Technology	Outsourcing	Total	Technology	Outsourcing	Total

Revenues	$—	$—	$—	$5,905	$469	$6,374

Pre-tax loss from operations	$(63)	$—	$(63)	$(550)	$(508)	$(1,058)
Pre-tax loss on disposal	—	—	—	—	(1,309)	(1,309)
Income tax benefit	19	—	19	142	658	800
Net loss from discontinued operations	$(44)	$—	$(44)	$(408)	$(1,159)	$(1,567)

	Nine Months Ended
	September 26, 2003			September 27, 2002
	Technology	Outsourcing	Total	Technology	Outsourcing	Total

Revenues	$4,485	$484	$4,969	$19,911	$2,083	$21,994

Pre-tax income (loss) from operations	$306	$(203)	$103	$(7,588)	$(1,735)	$(9,323)
Pre-tax (loss) gain on disposal	(1,450)	398	(1,052)	(6,755)	(1,809)	(8,564)
Income tax (expense) benefit	(2,842)	(61)	(2,903)	5,718	1,299	7,017
Net (loss) income from discontinued operations	$(3,986)	$134	$(3,852)	$(8,625)	$(2,245)	$(10,870)

The net loss from discontinued operations for the nine months ended September 26, 2003, includes tax expense of $3.2 million attributable to a change in tax estimates resulting from the sale of the technology consulting business in The Netherlands.

8.  Restructuring, Asset Impairments and Other Charges

During the third quarter of 2003, Spherion identified certain cost reduction opportunities and adopted a restructuring plan (the “2003 Plans”) to terminate redundant employees, centralize business support functions and reduce excess capacity, resulting in a restructuring charge of $2.5 million during the three months ended September 26, 2003. The charge included $1.3 million relating to Outsourcing, $0.8 million relating to Recruitment and the remainder of the charge related to corporate initiatives.

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

An analysis of the 2003 Plans, along with accrued amounts remaining to be distributed under restructuring plans initiated in 1999, 2000 and 2001 are as follows (dollar amounts in thousands):

	Facility Closures, Asset write- offs and other	Number of Locations (1)	Severance	Number of Personnel (2)	Total

Balance at December 27, 2002	$5,722	2	$216	—	$5,938
Utilization	(429)	—	(216)	—	(645)

Balance at March 28, 2003	5,293	2	—	—	5,293
Utilization	(695)	—	—	—	(695)
Reversal of over accrual	(476)	—	—	—	(476)

Balance at June 27, 2003	4,122	2	—	—	4,122

Accrual	338	2	2,201	59	2,539
Utilization	(684)	(2)	(553)	(50)	(1,237)

Balance at September 26, 2003	$3,776	2	$1,648	9	$5,424

(1)          Number of locations remaining as of September 26, 2003, are properties that have been vacated, but not yet subleased or bought out.

(2)          Employees terminated during the three months ended September 26, 2003, although severance payments may have been made after the end of the quarter.

During the second quarter of 2003, as part of Spherion’s on-going restructuring monitoring process, accruals of $0.5 million were identified that were unnecessary primarily as the result of lower severance costs than initially anticipated and lower broker fees, and these amounts were reversed to income.

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

The remaining accruals for facility closures and asset write-offs of $3.8 million primarily relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), estimated losses on subleases of approximately 25 properties and remaining assets to be disposed of.

9. Goodwill and Other Intangibles

The change in the carrying amount of goodwill for the nine months ended September 26, 2003 is as follows (in thousands):

	Recruitment	Technology	Outsourcing	Total
Balance at December 27, 2002	$11,028	$6,724	$13,142	$30,894
Goodwill acquired during the period	15,535	—	—	15,535
Foreign currency changes	1,658	—	—	1,658
Balance at September 26, 2003	$28,221	$6,724	$13,142	$48,087

Other intangible assets, which will continue to be amortized, is comprised of trade names, trade marks, a customer contract and non-compete and employment agreements and aggregated $1.8 million, less accumulated amortization of $0.8 million as of September 26, 2003, and is included in other assets in the accompanying condensed consolidated balance sheets.  Annual amortization expense on other intangible assets is expected to be $0.4 million, $0.3 million and $0.2 million for fiscal years 2004 through 2006, respectively.

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

10. Legal Proceedings and Contingencies

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

On April 2, 2001, Cincinnati Financial Corporation (“CFC”) filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arose out of a dispute between the parties in connection with Spherion’s contract to develop a software application for use with CFC’s insurance business. The plaintiff’s complaint alleged breach of contract, fraud, negligence and misrepresentation. Spherion denied the allegations of CFC’s complaint and vigorously defended against the claims. On April 2, 2001, Spherion filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. On July 15, 2002, these actions were consolidated in U.S. District Court, Southern District of Ohio. On October 9, 2002, CFC filed an amended complaint to add a claim for fraudulent inducement. On August 11, 2003, CFC and Spherion entered into a Confidential Settlement Agreement and Mutual General Release under which (i) neither party admitted fault; (ii) the parties agreed to dismiss both lawsuits; and (iii) CFC agreed to accept a payment in full satisfaction and settlement of its claims.  On August 15, 2003, the Final Order of Dismissal with Prejudice was entered by the Court under which all claims by the parties were dismissed.  Spherion has been released of any and all liability with respect to CFC’s claims, and the settlement amount was paid in full by Spherion’s insurance carriers to CFC, not by Spherion.  Accordingly, the resolution of this matter had no material impact on Spherion’s consolidated financial position, liquidity or results of operations.

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

In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion’s tax refund for its 2002 filing year was increased by approximately $60 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves with respect to any tax liabilities that may arise in relation to these transactions should its position be challenged by the Internal Revenue Service. However, an unfavorable settlement or adverse resolution of a challenge by the Internal Revenue Service could result in the repayment of some or all of the refund received.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Results of Operations

We have three operating segments: Recruitment, Technology, and Outsourcing.  We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated central costs, amortization expense, interest expense, interest income, special items (restructuring, asset impairments, other charges and other gains), income taxes, discontinued operations and cumulative effect of change in accounting principle.  All material intercompany revenues and expenses have been eliminated.  Amounts related to discontinued operations have been eliminated from our segment information below.

Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes and discontinued operations for the three months ended September 26, 2003 and September 27, 2002, are as follows (amounts in thousands):

	Three Months Ended
	September 26, 2003		September 27, 2002
		% of total		% of total
Revenues:
Recruitment	$386,750	73.3%	$367,063	69.4%
Technology	68,158	12.9%	82,960	15.7%
Outsourcing	73,100	13.8%	78,579	14.9%

Total	$528,008	100.0%	$528,602	100.0%

		% of Revenue		% of Revenue
Gross profit:
Recruitment	$88,198	22.8%	$87,446	23.8%
Technology	17,338	25.4%	23,554	28.4%
Outsourcing	15,020	20.5%	20,595	26.2%

Total	$120,556	22.8%	$131,595	24.9%

Segment operating profit:
Recruitment	$4,427	1.1%	$4,490	1.2%
Technology	780	1.1%	1,418	1.7%
Outsourcing	2,534	3.5%	5,302	6.7%

Segment operating profit	7,741	1.5%	11,210	2.1%

Unallocated central costs	(7,756)		(5,998)
Amortization of intangibles	(122)		(87)
Interest expense	(1,478)		(3,015)
Interest income	1,237		1,779
Restructuring, asset impairments and other charges	(2,539)		—
Other gains	—		3,948

(Loss) earnings from continuing operations before income taxes and discontinued operations	$(2,917)		$7,837

Three Months Ended September 26, 2003 Compared With Three Months Ended September 27, 2002

Recruitment.    Recruitment revenues were $386.8 million in 2003 compared to $367.1 million in the prior year.  Recruitment revenues for the three months ended September 26, 2003 include $16.2 million of revenue from our Canadian operations acquired on April 4, 2003. Excluding this acquisition, Recruitment revenues would have been $370.6 million, an increase of 1.0% from prior year due to an increase in revenues from placing professionals in temporary and permanent positions within finance, accounting, engineering and legal fields, which more than offset a decrease in commercial staffing services. Recruitment revenues by service line for 2003 within the segment were comprised of 95.6% staffing and 4.4% permanent placement, compared to 95.8% staffing and 4.2% permanent placement in prior year. Demand increased during the three month period ended September 26, 2003 and revenues increased 8.0% from the second quarter of 2003. However, the recruitment market remains highly competitive and is characterized by intense pricing pressure and competitive bidding. We believe that pricing pressure will continue at least in the near term.

Recruitment gross profit increased 0.9% to $88.2 million in 2003 from $87.4 million in the prior year, and the overall gross profit percentage was 22.8% in 2003 compared to 23.8% in the prior year. Excluding the Canadian acquisition in 2003, Recruitment gross profit was $85.0 million, a decrease of 2.8% from prior year and the overall gross profit percentage was 22.9%, a 0.9% decline from the prior year. The decrease in gross profit from prior year is due primarily to pricing pressures within commercial staffing in the United States, Europe and Australia, which were only partially offset by increases in the gross profit rate from higher permanent placement services in the United States.

The Recruitment segment operating profit decreased 1.4% to $4.4 million in 2003 compared to $4.5 million in the prior year, which includes a segment operating loss from the Canadian acquisition of $0.2 million. Exclusive of Canada, the increase in segment operating profit from prior year was due to lower operating expenses of $2.5 million offset by the decrease in gross profit of $2.4 million. Excluding Canada, operating expenses as a percentage of revenues decreased to 21.7% in 2003 from 22.6% in 2002 due to cost control efforts.

Technology.    Technology revenues decreased 17.8% to $68.2 million in 2003 from $83.0 million in the prior year due to continued lower demand for IT related services.  Technology revenues by service line for 2003 were comprised of 77.1% staffing and 22.9% managed services, compared to 76.5% staffing and 23.5% managed services in 2002.  As a percentage of total technology revenues, managed services decreased from the 2002 level due to lost business during the third quarter of 2003. Technology revenues continue to be negatively impacted by industry-wide decreases in demand.

Technology gross profit decreased 26.4% to $17.3 million in 2003 from $23.6 million in the prior year, and the overall gross profit percentage decreased to 25.4% in 2003 from 28.4% in the prior year.  The decrease in gross profit percentage is primarily due to pricing pressures and the increase in lower margin staffing revenues as percentage of total revenues.

Technology segment operating profit decreased 45.0% to $0.8 million in 2003 compared to $1.4 million in the prior year. The decrease was due to the decrease in gross profit of $6.2 million, partially offset by lower operating expenses of $5.6 million. Operating expenses as a percentage of revenues decreased to 24.3% in 2003 from 26.7% in 2002 as we incurred costs during the third quarter of 2002 to integrate certain office and administrative functions within our Technology segment, thus reducing operating expenses in 2003.

Outsourcing.    Outsourcing revenues decreased 7.0% to $73.1 million in 2003 from $78.6 million in 2002, primarily due to the loss of contracts, the largest of which was MCI Worldcom, as well as lower outplacement revenues. New contracts and volume increases at certain existing customers have not offset the revenue decreases.

Outsourcing gross profit decreased 27.1% to $15.0 million in 2003 from $20.6 million in the prior year, and the overall gross profit percentage decreased to 20.5% in 2003 from 26.2% in the prior year.  The decrease in gross profit percentage is primarily due to lower revenues as a result of the loss of contracts in some of our existing domestic call centers which have a relatively consistent amount of fixed costs, and lower revenues from higher margin outplacement services.

Outsourcing segment operating profit decreased 52.2% to $2.5 million in 2003 from $5.3 million in the prior year. The decrease was due to the decrease in gross profit of $5.6 million  partially offset by lower operating expenses of $2.8 million. Operating expenses as a percentage of revenues decreased to 17.1% in 2003 from 19.5% in 2002 and is primarily due to lower employee costs.

Unallocated Central Costs.    Unallocated central costs increased 29.3% to $7.8 million in 2003 from $6.0 million in the prior year, primarily due to non-capitalizable costs related to the implementation of our enterprise-wide information system. Prior year included severance costs related to a former corporate executive. As a percentage of consolidated revenues, these costs increased to 1.5% in 2003 from 1.1% in the prior year. Excluding the non-capitalizable costs for the enterprise-wide information system in the current year and the severance costs in the prior year, these costs as a percentage of revenue would have been 1.0% in both years.

Amortization of Intangibles.    Amortization of intangibles was $0.1 million in 2003 and 2002.

Interest Expense.    Interest expense decreased 51.0% to $1.5 million in 2003 from $3.0 million in 2002. This decrease resulted from lower debt levels primarily related to the repurchase of certain of our convertible subordinated notes during 2002. Average borrowings outstanding during the third quarter of 2003 of $98.5 million carried an average rate of interest of 6.0% compared with $211.6 million outstanding during the third quarter of 2002 at an average rate of interest of 5.7%. The average interest rate increased during the current year as fees related to our four-year U.S. dollar loan facility obtained in July 2003 are being amortized within interest expense.

Interest Income.    Interest income decreased 30.5% to $1.2 million in 2003 from $1.8 million in the prior year primarily due to lower invested cash balances during the current year.

Restructuring, Asset Impairments and Other Charges.  During the third quarter of 2003, we recorded a pre-tax restructuring charge of $2.5 million. See section “Restructuring, Asset Impairments and Other Charges” below for further discussion.

Other Gains.    We recorded a pre-tax gain of $3.9 million during the third quarter of the 2002 on the repurchase of a portion of our 4½% convertible subordinated notes.

Income Taxes.   The effective income tax rate on the loss for the third quarter of 2003 from continuing operations was 35%, which is the federal statutory rate. The effective tax rate for the third quarter of 2002 was 51%, and differed from the statutory rate primarily due to the impact of foreign, state and local income taxes, federal employment tax credits, and the impact of permanent tax differences. The decrease in the effective tax benefit to 35% in the current year from the prior year expense of 51% is reflective of a reduction in the relative amount of permanent tax differences in the current year.

Discontinued Operations.    During the third quarter of 2002, we recorded a pre-tax loss from discontinued operations in the amount of $2.4 million.  This loss was comprised of a loss of $1.3 million to write-down the businesses to their expected fair market value and operating losses of $1.1 million.

Weighted Average Shares Outstanding.     The diluted weighted average number of shares decreased to 60.1 million in the third quarter of 2003 from 60.3 million in the third quarter of the prior year, due to the exclusion of common stock equivalents in the current year as we had a loss from continuing operations for the quarter ended September 26, 2003, partially offset by normal quarterly issuances of shares under various employee benefit programs.

Results of Operations

Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle for the nine months ended September 26, 2003 and September 27, 2002, are as follows (amounts in thousands):

	Nine Months Ended
	September 26, 2003		September 27, 2002
		% of total		% of total
Revenues:
Recruitment	$1,078,449	71.2%	$1,081,788	68.1%
Technology	212,779	14.1%	261,763	16.4%
Outsourcing	223,254	14.7%	246,001	15.5%

Total	$1,514,482	100.0%	$1,589,552	100.0%

		% of Revenue		% of Revenue
Gross profit:
Recruitment	$249,396	23.1%	$254,975	23.6%
Technology	55,272	26.0%	75,510	28.8%
Outsourcing	49,704	22.3%	63,794	25.9%

Total	$354,372	23.4%	$394,279	24.8%

Segment operating profit:
Recruitment	$1,925	0.2%	$8,323	0.8%
Technology	1,537	0.7%	4,856	1.9%
Outsourcing	8,412	3.8%	14,636	5.9%

Segment operating profit	11,874	0.8%	27,815	1.7%

Unallocated central costs	(23,679)		(18,414)
Amortization of intangibles	(341)		(226)
Interest expense	(4,546)		(9,416)
Interest income	4,393		4,726
Restructuring, asset impairments and other charges	(2,063)		(5,165)
Other gains	313		3,948

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(14,049)		$3,268

Nine Months Ended September 26, 2003 Compared With Nine Months Ended September 27, 2002

Recruitment.    Recruitment revenues were $1,078.4 million in 2003 and $1,081.8 million in 2002. Recruitment revenues in 2003 include $31.6 million of revenue from our Canadian operations acquired on April 4, 2003. Excluding this acquisition, Recruitment revenues would have been $1,046.8 million, a decrease of 3.2% from the prior year. Within the United States, Recruitment revenues were down 3.4% due primarily to the partial loss of a large staffing contract in early January 2003 and conversions of company-owned branches to franchised operations throughout 2002. This decrease was partially offset by an increase in revenues from placing professionals in temporary and permanent positions within finance, accounting, engineering and legal fields and increases in the third quarter of 2003 for industrial and clerical staffing. Recruitment revenues by service line for 2003 within the segment were comprised of 95.6% staffing and 4.4% permanent placement, compared to 95.8% staffing and 4.2% permanent placement during the same period in 2002. In spite of recent increases in clerical and industrial staffing revenues, the market remains highly competitive and is characterized by intense pricing pressures and competitive bidding. We believe that pricing pressure will continue at least in the near term.

Recruitment gross profit decreased 2.2% to $249.4 million in 2003 compared to $255.0 million in the prior year, and the overall gross profit percentage was 23.1% in 2003 compared to 23.6% in 2002. Excluding the Canadian acquisition in 2003, Recruitment gross profit was $243.3 million, a decrease of 4.6% from prior year, and the overall gross profit percentage was 23.2%. The impact of pricing pressures within commercial staffing in the United States and in Europe, was partially offset by higher levels of permanent placement and staffing services within finance, accounting, engineering and legal fields, which have higher gross profit rates.

The Recruitment segment operating profit decreased 76.9% to $1.9 million in 2003 compared to $8.3 million in the prior year. Excluding the Canadian acquisition in 2003, the Recruitment segment operating profit was $1.7 million. The decrease from prior year, excluding Canada, was due to the decrease in gross profit of $11.7 million partially offset by lower operating expenses of $5.1 million. Excluding Canada, operating expenses as a percentage of revenues increased to 23.1% in 2003 from 22.8% in 2002 as operating expenses for the nine months ended September 26, 2003 include obligations under an employment agreement with a former recruitment executive and a loss incurred in Australia to sell a portion of the corporate education business. The European and Australian operations represented combined losses of $7.5 million in the first nine months of 2003 due to weaker customer demand, pricing pressure in Europe and the aforementioned loss.

Technology.    Technology revenues decreased 18.7% to $212.8 million in 2003 from $261.8 million in the prior year due to continued lower demand for IT related services.  Technology revenues by service line for 2003 were comprised of 76.1% staffing and 23.9% managed services, compared to 77.3% staffing and 22.7% managed services in 2002.  As a percentage of total technology revenues, staffing decreased from the 2002 level as the demand for staffing services decreased at a greater rate than managed services, which are supported by longer-term contracts. Technology revenues continue to be negatively impacted by industry-wide decreases in demand.

Technology gross profit decreased 26.8% to $55.3 million in 2003 from $75.5 million in the prior year, and the overall gross profit percentage decreased to 26.0% in 2003 from 28.8% in the prior year.  The decrease in gross profit percentage is primarily due to pricing pressures.

Technology segment operating profit decreased 68.3% to $1.5 million in 2003 compared to $4.9 million in the prior year. The decrease was due to the decrease in gross profit of $20.2 million, partially offset by lower operating expenses of $16.8 million. Operating expenses as a percentage of revenues decreased to 25.3% in 2003 from 27.0% in 2002 as we continue to reduce operating expenses as revenues and gross profits decline.

Outsourcing.    Outsourcing revenues decreased 9.2% to $223.3 million in 2003 from $246.0 million primarily due to the loss of customer contracts, the largest of which was MCI Worldcom, volume decreases at a major customer and lower revenues from outplacement services.

Outsourcing gross profit decreased 22.1% to $49.7 million in 2003 from $63.8 million in the prior year, and the overall gross profit percentage decreased to 22.3% in 2003 from 25.9% in the prior year.  The decrease in gross profit percentage is primarily due to lower revenues in some of our domestic call centers which have a relatively consistent amount of fixed costs, lower revenues from higher margin human resource consulting services and start-up costs related to our new call center in Panama during the second quarter of 2003.

Outsourcing segment operating profit decreased 42.5% to $8.4 million in 2003 from $14.6 million in the prior year. The decrease was due to the decrease in gross profit of $14.1 million, partially offset by lower operating expenses of $7.9 million. Operating expenses as a percentage of revenues decreased to 18.5% in 2003 from 20.0% in 2002. This was primarily due to the disposition of a software development operating unit in the fourth quarter of 2002 and lower employee costs, partially offset by obligations under an employment agreement with a former Outsourcing executive.

Unallocated Central Costs.    Unallocated central costs increased 28.6% to $23.7 million in 2003 from $18.4 million in the prior year, primarily due to non-capitalizable costs related to the implementation of our enterprise-wide information system. Unallocated central costs for the nine months ended September 27, 2002, included the write-off of a loan associated with the sale of a business and severance costs related to a former corporate executive. As a percentage of consolidated revenues, these costs increased to 1.6% in 2003 from 1.2% in the prior year. Excluding the non-capitalizable costs for the enterprise-wide information system in the current year and the write-off of the loan and severance costs related to a former corporate executive in prior year, these costs as a percentage of revenue would have been 1.1% in both years.

Amortization of Intangibles.    Amortization of intangibles increased slightly to $0.3 million in 2003 compared to $0.2 million in 2002.

Interest Expense.    Interest expense decreased 51.7% to $4.5 million in 2003 from $9.4 million last year. This decrease resulted from lower debt levels primarily related to the repurchase of some of our convertible subordinated notes during 2002 and 2003. Average borrowings outstanding during the nine months ended September 26, 2003 of $102.4 million carried an average rate of interest of 5.9% compared with $219.1 million outstanding during the same period of 2002 at an average rate of interest of 5.7%.

Interest Income.    Interest income for the nine months ended September 26, 2003 was $4.4 million compared to $4.7 million for the same period in the prior year primarily due to lower invested cash balances during the current year.

Restructuring, Asset Impairments and Other Charges.  For the nine months ended September 26, 2003, we recorded pre-tax restructuring charges, net of reversals of $2.1 million. During the nine months ended September 27, 2002, we recorded pre-tax restructuring, asset impairments and other charges of $5.2 million. See section “Restructuring, Asset Impairments and Other Charges” below for further discussion.

Other Gains.   We recorded a pre-tax gain of $0.3 million and $3.9 million on the repurchase of a portion of our 4½% convertible subordinated notes during the nine months ended September 26, 2003 and September 27, 2002, respectively.

Income Taxes.  The effective income tax rate on the loss for the nine month period ended September 26, 2003 from continuing operations was 33%. This rate differs from the statutory federal income tax rate primarily due to the impact of foreign income taxes, federal employment tax credits, and the impact of permanent tax differences. The effective tax rate for 2002 was 74%, and differed from the statutory rate primarily due to the impact of foreign income taxes, federal employment tax credits, and the impact of permanent tax differences. The decrease in the effective tax benefit to 33% in the current year from the prior year expense of 74% is reflective of the larger pre-tax loss from continuing operations in the current year.

Discontinued Operations.    During the second quarter of 2002, we adopted a plan to exit certain smaller consulting operations, primarily in our technology segment. All of these operations were disposed of prior to the end of the second quarter of 2003. The net loss from discontinued operations for the nine months ended September 26, 2003, of $3.9 million includes tax expense of $3.2 million attributable to a change in tax estimates resulting from the sale of the technology consulting business in The Netherlands during the second quarter of 2003.  We recorded a net loss from discontinued operations of $10.9 million during the nine months ended September 27, 2002.  This included a pre-tax loss of $8.6 million to write-down the businesses to their expected fair market value.

Cumulative Effect of Change in Accounting Principle.    Effective at the beginning of 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required our intangible assets be tested for impairment.  This resulted in a pre-tax charge of $691.6 million ($615.6 million after-tax).  Additionally, we performed our annual impairment test as of November 2002, and recorded an additional pre-tax impairment charge to earnings of $291.5 million during the fourth quarter of 2002.

Weighted Average Shares Outstanding.    The diluted weighted average number of shares decreased to 59.9 million in 2003 from 60.2 million in the prior year, due to the exclusion of common stock equivalents in the current year as we had a loss from continuing operations for the nine months ended September 26, 2003, offset by normal quarterly issuances of shares under various employee benefit programs.

Restructuring, Asset Impairments and Other Charges

During the third quarter of 2003, we identified certain cost reduction opportunities and adopted a restructuring plan (the “2003 Plans”) to terminate redundant employees, centralize business support functions and reduce excess capacity, resulting in a restructuring charge of $2.5 million during the three months ended September 26, 2003. The charge included $1.3 million relating to Outsourcing, $0.8 million relating to Recruitment and the remainder of the charge related to corporate initiatives.

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

An analysis of the 2003 Plans, along with accrued amounts remaining to be distributed under restructuring plans initiated in 1999, 2000 and 2001 are as follows (dollar amounts in thousands):

	Facility Closures, Asset write- offs and other	Number of Locations (1)	Severance	Number of Personnel (2)	Total

Balance at December 27, 2002	$5,722	2	$216	—	$5,938
Utilization	(429)	—	(216)	—	(645)

Balance at March 28, 2003	5,293	2	—	—	5,293
Utilization	(695)	—	—	—	(695)
Reversal of over accrual	(476)	—	—	—	(476)

Balance at June 27, 2003	4,122	2	—	—	4,122

Accrual	338	2	2,201	59	2,539
Utilization	(684)	(2)	(553)	(50)	(1,237)

Balance at September 26, 2003	$3,776	2	$1,648	9	$5,424

(1)          Number of locations remaining as of September 26, 2003 that have been vacated, but not yet subleased or bought out.

(2)          Employees terminated during the three months ended September 26, 2003, although severance payments may have been made after the end of the quarter.

During the second quarter of 2003, as part of our on-going restructuring monitoring process, accruals of $0.5 million were identified that were unnecessary primarily as the result of lower severance costs than initially anticipated and lower broker fees, and these amounts were reversed to income.

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

The remaining accruals for facility closures and asset write-offs of $3.8 million primarily relate to lease payments on closed locations that will be paid out through 2006 (unless earlier lease terminations can be negotiated), estimated losses on subleases of approximately 25 properties and remaining assets to be disposed of.

We plan to incur additional restructuring charges primarily related to severance, as we complete each phase of our enterprise-wide information system implementation and other cost containment initiatives. We currently expect to incur a $3.0 million pre-tax restructuring charge during the fourth quarter of 2003.

Liquidity and Capital Resources

Cash Flow

Cash provided by operating activities for the nine months ended September 26, 2003 was $81.2 million compared with $44.7 million in the same period of 2002. Higher operating cash flows in the current year are primarily due to cash provided by working capital of $66.9 million in 2003, which was provided primarily through federal tax refunds of $80.9 million, partially offset by a use of cash as days sales outstanding increased from the beginning of the year. For the nine months ended September 27, 2002, cash flows from operating activities were primarily comprised of a

$3.0 million reduction in cash from working capital combined with $22.1 million of depreciation and amortization and $20.3 million of deferred tax increases.

Investing activities used $79.8 million of cash during the nine months ended September 26, 2003 compared with $138.5 million in the prior year.  Capital expenditures increased to $58.9 million in 2003 from $25.4 million for the comparable 2002 period. Current year capital expenditures include the investment in our enterprise-wide information system which amounted to $42.2 million during the first nine months of 2003. We expect capital spending for our enterprise-wide information system investment to be approximately $46 million for the twelve months ended December 26, 2003.  We expect the remainder of our 2003 capital expenditures to be funded through existing cash resources.  We paid $10.7 million (excluding the assumption of debt) to acquire 85% of our Canadian franchise during the second quarter of 2003. Cash outflows during 2003 and 2002 included $13.1 million, net of reimbursements, and $111.9 million, respectively, to fund insurance deposits to collateralize workers’ compensation obligations.

Cash used in financing activities was $14.5 million for the nine months ended September 26, 2003 compared with $31.8 million in the prior year. Debt repayments during 2003 relate to the repurchase of some of our 4½% convertible subordinated notes, the repayment of a portion of the debt assumed in conjunction with the Canadian acquisition and repayment of a portion of the short-term note payable for software and related costs. The use of cash during 2002 primarily reflects the repurchase of some of our 4½% convertible subordinated notes and the repayment of short-term borrowings associated with prior years acquisitions.

Liquidity

As of September 26, 2003, cash resources available to us totaled $52.4 million. Of this amount, $40.0 million was held in the United States and the remainder by our foreign subsidiaries.  The funds held in the United States are invested primarily in investment grade money market funds.

In July 2003, we cancelled our 364-day U.S. dollar loan facility and entered into a four-year U.S. dollar loan facility (also secured by substantially all of our domestic accounts receivable) with a new lender. The new loan facility provides us $200 million of on-balance sheet financing through July of 2007, with an option (expiring in July 2006) to increase our total availability to a maximum of $250 million. Interest on this facility is based on LIBOR plus a credit spread. As of September 26, 2003, there were no amounts outstanding under our accounts receivable securitization facility. We believe we have sufficient liquidity to meet our operating and capital needs for the foreseeable future.

On April 4, 2003, in connection with a three-year old agreement, we acquired 85% of our Canadian franchise operation for consideration of $21.6 million, including $10.9 million of debt assumed.  We also entered into a new put/call agreement with the minority interest holder that can be exercised by either party any time after December 31, 2005, which would require/allow us to purchase the remaining 15% interest in this operation. The results of this operation are included in the Recruitment operating segment and our consolidated results of operations as of the acquisition date.

During the nine months ended September 26, 2003, we repurchased an aggregate face value of $7.0 million of our outstanding 4½% convertible subordinated notes for a purchase price of $6.6 million. We recorded a gain, net of bond issuance cost write-offs, of $0.3 million, which is included in “Other gains” in the accompanying condensed consolidated statements of operations. Repurchases during 2003 are not necessarily indicative of the future. Additional repurchases, if any, will depend on factors such as the prevailing market price of the notes, overall market conditions and alternative uses of our liquidity.

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

•                  Government regulation, including such items as unemployment taxes, state and local taxes and related costs, may significantly increase our costs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 26, 2003, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

Our outstanding variable-rate debt at September 26, 2003 and September 27, 2002 was approximately $8.0 million and $8.9 million, respectively.  Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.1 million in both 2003 and 2002, on an annual basis.

Based upon published prices, the fair value of our 4½% fixed rate convertible subordinated notes as of September 26, 2003 and September 27, 2002 was $85.3 million and $133.8 million, respectively, compared with the related carrying value of $89.7 million and $163.0 million, respectively.

From time to time, we participate in foreign exchange hedging to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. At September 26, 2003, we had two outstanding forward contracts, one with a notional amount of 5.0 million Canadian dollars and one with a notional amount of 1.5 million Australian dollars,  both with a fair value or cost to unwind which is not material to our consolidated results of operations.  At September 27, 2002, we had no outstanding forward contracts.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in timely alerting them as to material information relating to our company (including our consolidated subsidiaries) required to be included in this Quarterly Report.

There has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning in July 2003, we started the implementation of our new enterprise-wide information system.  The full implementation is expected to be completed during the first half of 2004 and is expected to improve controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Spherion first reported litigation filed by Cincinnati Financial Corporation (“CFC”) on its Form 10-Q for the fiscal quarter ended June 29, 2001. On August 11, 2003, CFC and Spherion entered into a Confidential Settlement Agreement and Mutual General Release under which (i) neither party admitted fault; (ii) the parties agreed to dismiss both lawsuits; and (iii) CFC agreed to accept a payment in full satisfaction and settlement of its claims.  On August 15, 2003, the Final Order of Dismissal with Prejudice was entered by the Court under which all claims by the parties were dismissed.  Spherion has been released of any and all liability with respect to CFC’s claims, and the settlement amount was paid in full by Spherion’s insurance carriers to CFC, not by Spherion.  Accordingly, the resolution of this matter had no material impact on Spherion’s consolidated financial position, liquidity or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Document

3.2	Second Amended and Restated Bylaws of Spherion, as amended July 5, 2003 filed as Exhibit 3.2 hereto.

10.60

Credit Agreement, dated as of July 24, 2003 is made by and among the financial institutions from time to time parties hereto (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a “Lender” and collectively as the “Lenders”), Bank of America, N.A., as Administrative Agent and Collateral Agent for the Lenders and Spherion Corporation filed as Exhibit 10.60 hereto.

10.61

First Amendment to Credit Agreement, Security Agreement, Pledge Agreement and Guaranty Agreement dated August 25, 2003 by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Security Agreement, the Pledge Agreement and the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent to the Lenders, filed as Exhibit 10.61 hereto.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes- Oxley Act of 2002 filed as Exhibit 31.1 hereto.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes- Oxley Act of 2002 filed as Exhibit 31.2 hereto.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.1 hereto.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 hereto.

(b)         Reports on Form 8-K.

On July 7, 2003, we filed a Report on Item 5 of Form 8-K pertaining to the issuance of a press release announcing that the Chief Executive Officer Cinda A. Hallman had taken a medical leave of absence and that Roy G. Krause had been appointed President and Chief Operating Officer and Mark W. Smith had been appointed Chief Financial Officer.

On July 28, 2003, we furnished a Report on Item 12 of Form 8-K pertaining to the issuance of a press release announcing our results of operations for the fiscal quarter ended June 27, 2003.  This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

On September 2, 2003, we filed a Report on Item 5 of Form 8-K pertaining to the issuance of a press release announcing the appointment of Byrne K. Mulrooney as President of Staffing Services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

DATE—November 10, 2003	BY	/s/ Mark W. Smith
Mark W. Smith
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Document

3.2	Second Amended and Restated Bylaws of Spherion, as amended July 5, 2003.

10.60

Credit Agreement, dated as of July 24, 2003 is made by and among the financial institutions from time to time parties hereto (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a “Lender” and collectively as the “Lenders”), Bank of America, N.A., as Administrative Agent and Collateral Agent for the Lenders and Spherion Corporation.

10.61

First Amendment to Credit Agreement, Security Agreement, Pledge Agreement and Guaranty Agreement dated August 25, 2003 by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Security Agreement, the Pledge Agreement and the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent to the Lenders.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.