Form 10-K
period 2003-12-31
SPHERION CORP
filed 2004-03-10
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2003

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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock, par value $.01 per share ("Common Stock"), as of June 27, 2003 on the New York Stock Exchange, was $399,593,709.

        Number of shares of Registrant's Common Stock outstanding on February 20, 2004 was 60,161,147.

        Documents Incorporated by Reference:

        Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after December 26, 2003, are incorporated herein by reference in response to Part III, Items 10, 11, 13 and 14, inclusive, and to certain portions of Part III, Item 12.

PART I

Item 1.    BUSINESS

        As used in this report, the terms "we," "us," "our," "Spherion" and the "Company" refer to Spherion Corporation and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Company Overview

        We provide temporary staffing services, managed services and permanent placement services and currently operate in eight countries: Australia, Canada, Hong Kong, New Zealand, Panama, The Netherlands, the United Kingdom and the United States. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal and administrative. Managed services include services where we assume the operation and management of a customer function such as a call center, recruitment process, help desk, administrative services, data center or network operations. Permanent placement is a service where our employees locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts. Founded in 1946, we are headquartered in Fort Lauderdale, Florida, and operate a network of over 800 locations. Spherion Corporation is incorporated under the laws of the State of Delaware.

        For the year ended December 26, 2003, we had revenues of $2.1 billion, of which $1,827.6 million, $119.8 million and $122.1 million were related to operations in North America, Europe and the Asia/Pacific region, respectively.

        During the first quarter of 2004, we decided to dispose of our operations in the United Kingdom, The Netherlands and in the Asia/Pacific region, as well as our court reporting operation in the United States. See Note 17, "Subsequent Events," in the accompanying consolidated financial statements for further discussion.

        On April 4, 2003, in connection with a three-year old agreement, we acquired 85% of our Canadian franchise operation for consideration of $21.6 million, including $10.9 million of debt assumed. We also entered into a new put/call agreement with the minority interest holder that can be exercised by either party any time after December 31, 2005, which would require/allow us to purchase the remaining 15% interest in this operation. The results of this operation are included in the Staffing Services operating segment and our consolidated results of operations as of the acquisition date.

        During 2002, we adopted a plan to dispose of certain technology consulting businesses in the United Kingdom and The Netherlands and Saratoga, a human capital measurement business in the United States. We completed the disposal of one of these subsidiaries prior to December 27, 2002 and disposed of the remaining two subsidiaries during the first half of 2003. As a result of our decision to dispose of these businesses, operating results for all periods presented and the related assets and liabilities as of December 27, 2002, have been reclassified as discontinued operations in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        During 2001, we completed the sale of several businesses, the most significant of which was Michael Page Group PLC. We completed the initial public offering of shares of Michael Page Group PLC, disposing of 100% of our interest on or about April 2, 2001. Our proceeds were approximately $710 million, net of taxes and expenses. We recorded a gain on the transaction of $305.7 million ($186.3 million after-tax) of which an $11.4 million ($7.2 million after-tax) gain related to foreign currency gains on forward contracts. Michael Page produced revenues of $179.6 million and earnings before interest and taxes of $28.8 million during 2001 and is included in the consolidated statements of operations and cash flows through the disposition date. We also assessed our portfolio of businesses and determined that three businesses did not provide the returns required by us or were non-strategic. Consequently, we sold the StratfordGroup (retained executive search), Tutor Recursos Humanos (commercial staffing in Spain) and JobOptions (internet job board) during the fourth quarter of 2001. These sales resulted in a loss of $37.1 million. These businesses produced revenues of $23.6 million and had losses before interest and taxes of $(9.3) million during 2001 and are included in the consolidated statements of operations and cash flows through the dates of their disposition. Operating results from each of these businesses were not reclassified as discontinued operations as they were disposed of prior to our adoption of SFAS No. 144.

Industry Overview

        Spherion Corporation is a diversified staffing company with primary operations in North America. The North American staffing market is estimated to be between $80 billion (per Deutsche Bank Securities Inc.) and $97 billion according to Staffing Industry Analysts, Inc. in 2002. This market includes temporary staffing, permanent placement and other services similar to the Company's for a variety of skills.

        The staffing industry is estimated to be up to 50% concentrated in professional skills, including information technology, finance and accounting, legal, administrative and other which are consistent with the skills offered within the Company's Professional Services operating segment. The balance of the North American staffing market is concentrated on services in the clerical and light industrial skill sets, similar to the Company's Staffing Services operating segment.

        Business conditions in the staffing industry are economically sensitive. During 2001-2003 revenues declined for Spherion and many of its peers in the industry due to weak economic conditions. However, demographics of the labor force continue to indicate that the overall labor pool will shrink over the next 10 years, creating a shortage of qualified job candidates, especially for certain professional workers. This shortage increases the need for businesses to use the services of Spherion and other companies within the staffing industry. Staffing industry growth rates are estimated to be between 5% and 15% depending on skill set.

        The Company also provides staffing and recruiting services in the United Kingdom, The Netherlands and the Asia/Pacific region. The staffing industry in those geographies is estimated to be $26.5 billion, $5.7 billion and $4.5 billion, respectively.

Operations Overview

        As a result of management structure changes, we reorganized the Company in 2003 around two basic operating segments—Staffing Services and Professional Services. We believe this new operating structure will allow us to streamline our business and create synergies within existing operating units. This change was effective during the fourth quarter of 2003 and all prior periods have been restated into the new segments for comparability purposes.

        Within our Staffing Services operating segment, we provide three primary services—temporary staffing, managed services, and permanent placement. Within our Professional Services operating segment, we provide temporary staffing and permanent placement services. These services are further described as follows:

  •
  Temporary staffing—This is a service where our employees work at customer locations and under the supervision of customer personnel. The duration of the assignment can be from a day or less to a period of several months. The number of our temporary employees at any given time is directly related to our customers' requirements and these employees are generally only paid when on assignment with a customer. We provide temporary employees with clerical, light industrial, information technology, finance and accounting, legal and administrative skills. We are responsible for all employment related taxes of these temporary employees, including medical costs, workers' compensation and federal and state unemployment (burden costs). Services are generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or pay plus burden.

  •
  Managed services—This is a service where we take responsibility for the operation and management of a customer function such as a call center, recruitment process (generally hiring), help desk, administrative services, data center or network operations and generally provide that service under long-term contracts. Managed services are provided by our employees who typically manage and staff the customer function. In certain cases we may only manage the customer function which could be staffed by a combination of Spherion, customer or other third-party employees. We are responsible for the operation of the customer function and generally are required to meet minimum service level agreements and provide customer driven reporting. Fees are determined based on a combination of headcount, service level provided and/or fixed fee per transaction/unit processed.

  •
  Permanent placement—This is a service where we locate candidates on behalf of our customers, screen the candidates and assist in the recruitment efforts. If the customer hires the candidate, we are generally compensated as a percentage of first year compensation for the candidate placed. Billing is contingent upon filling the assigned position.

The following table represents the 2003 revenues derived from each of these services within our two operating segments (in thousands):

	Staffing Services		Professional Services
	Amount	% Total	Amount	% Total
Temporary staffing	$1,054,516	74.4%	$599,365	91.8%
Managed services	349,693	24.7%	—	—%
Permanent placement	12,093	0.9%	53,851	8.2%

Total	$1,416,302	100.0%	$653,216	100.0%

        Within the services described above, the Staffing Services operating segment concentrates on placement and temporary staffing of individuals with clerical and light industrial skill sets. All managed services are provided within the Staffing Services operating segment. The Professional Services operating segment concentrates on temporary staffing and placement of higher-level skill sets such as information technology, finance and accounting, legal and administrative. All locations outside of North America are included in the Professional Services organization as the skill sets they provide align closely with that segment. See Note 14, Segment Information, in the accompanying consolidated financial statements for additional information regarding the revenues, profits and losses and total assets for both our Staffing Services and Professional Services operating segments for 2003, 2002 and 2001.

Location Structure

        Our locations are company-owned, licensed or franchised. We believe that we can increase profitability and serve our customer base through a combination of company-owned, licensed and franchised locations. For 2003, 87.1% of revenues were derived from company-owned locations, with the remaining derived from franchised and licensed locations.

        The following table details the number of locations which are company-owned, licensed and franchised, as well as the number of locations that are located in North America and internationally as of the end of the periods listed.

	Fiscal Years Ended December
Number of Locations
	2003	2002	2001
Company-owned locations	606	580	604
Licensed locations	114	130	225
Franchised locations	91	112	112

Total	811	822	941

North America	761	761	853
International	50	61	88

Total	811	822	941

  Company-Owned Locations

        We operate both company-owned branch and customer on-premise locations. A branch location is designed to serve multiple customers in a geographic market, while the customer on-premise location is established at the customer's location to serve only that customer. As of December 26, 2003, we operated 606 company-owned branch and customer on-premise locations, which increased from the prior year due primarily to the acquisition of the Canadian franchise operation in 2003. Future new or closed locations is driven by sales success creating the need for new company-owned branches and customer on-premise locations. Our international locations are company-owned branches or customer on-premise locations.

  Licensed Locations (dollar amounts in thousands)

	Fiscal Years Ended December
	2003	2002	2001
Licensee revenue	$253,088	$285,667	$341,873
Licensee commissions as a % of gross profit	75%	70%	63%
Number of licensees	51	58	84
Number of licensee locations	114	130	225

        We grant licenses, which give the licensee the right to establish a recruitment business utilizing our trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. We typically grant licensees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel within a designated geographic area. We also assist our licensees in obtaining business from our national accounts and provide them with national, regional and cooperative local advertising. License agreements are generally for an initial term of 10 years and are renewable for successive 5-year terms at our discretion. Our licensees operate within both the Staffing Services and Professional Services operating segments.

        Licensees operate within the framework of our policies and standards. We provide workers' compensation, general liability, professional liability, fidelity bonding and state unemployment coverage for temporary employees. We bill all customers serviced by licensees in our name and collect the remittances. Licensees use our computer systems.

        In our licensee arrangements, we act as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the licensee acts as our agent providing certain sales and recruiting services. Sales by the licensed locations are included in our revenues and the direct costs of services (payroll for the temporary employees and related payroll taxes and employee benefits) are included in our cost of services. We are responsible for paying the wages of the temporary employees and all related payroll taxes, employee benefits and insurance and collecting accounts receivable. The licensee is responsible to reimburse us up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments). However, we bear the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollectible accounts.

        The licensee is responsible for establishing their location and paying their related administrative and operating expenses, such as the rent, utilities and salaries of their full-time office employees. The licensee receives a commission from us, which averaged 75% of the licensed offices' gross profit for the year ended December 26, 2003. Our consolidated statements of operations reflect the licensee commission as an operating expense, but do not include the rent, utilities and salaries of the licensee's full-time office employees since these expenses are the responsibility of the licensee. Our consolidated balance sheets include the accounts receivable, payroll liabilities for temporary employees and related employee benefit liabilities and the licensee commission payable.

        From time to time, we will finance a portion of the purchase price of the license at market rates of interest or provide working capital loans to licensees. The outstanding principal balance of such notes receivable was $1.2 million as of December 26, 2003.

        The number of licensees has decreased over the past two years as we have terminated license agreements (usually by converting the licensee to a franchisee) primarily to reduce our exposure to workers' compensation losses. We may continue to identify licensees whose operating practices are not aligned with our operating strategy and convert these operations to company-owned, franchised or independent operations.

  Franchised Locations

	Fiscal Years Ended December
	2003	2002	2001
Franchisee royalty revenue (in thousands)	$7,267	$7,266	$5,553
Royalty revenue as a % of franchisee sales	4.2%	4.0%	3.7%
Number of franchisees	24	23	16
Number of franchisee locations	91	112	112

        We have been granting franchises for approximately 40 years. Most franchise agreements are 10 years in length and renewable every 5 years thereafter. A number of franchisees are second-generation owners. Most franchisees operate more than one franchise.

        We grant franchisees the right to market and furnish staffing services within a designated geographic area using our trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. We provide franchisees with our national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of our policies and standards and recruit, employ and pay their own full-time and temporary employees. Franchisees are responsible for all employment related taxes and workers' compensation costs of their employees. Franchisees do not use our computer systems. We receive royalty fees from each franchise based upon the franchisee's revenue.

        From time to time, we will finance a portion of the purchase price of the franchise at market rates of interest or provide working capital loans to franchisees. The outstanding principal balance of such notes receivable was $3.0 million as of December 26, 2003. The number of franchisees has increased over the past two years as we have converted licensees to franchisees and also as we have focused our company-

owned and licensed offices on major markets while focusing franchisees on tertiary markets. The number of franchisee locations decreased in 2003 as a result of the Canadian franchise acquisition, whereby their offices were converted to company-owned branches.

Acquisitions

        We currently do not expect to undertake any significant acquisitions. However, we may consider small acquisitions within each operating segment to fill geographic needs or to complete a service offering.

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

        In 2002, we acquired one small recruitment business and a few of our licensed and franchised operations, aggregating $3.7 million. Our expenditures for acquisitions during 2001 were $38.5 million, including cash, stock and notes and primarily related to contingent payments for acquisitions consummated in prior years and for repurchases of licensed and franchised operations.

        We are generally the purchaser of choice when a Spherion franchisee or licensee decides to sell its business. We have a right of first refusal on any franchise or license sale at the same terms and conditions as may be agreed with another purchaser (who ultimately must be approved by us, even if we waive our right of first refusal), and we have a standard end of term purchase option on our licenses and our more recently granted franchises, however we are not obligated in our standard agreements to repurchase either our franchisees or licensees.

Competition

        We operate in highly competitive and fragmented markets in our operating segments. Within temporary staffing and permanent placement services, there are low barriers to entry. Within managed services, there can be significant barriers to entry as capital and systems requirements are higher.

        The staffing industry is served by thousands of competitors with most of them small, local operations. There are several very large national and international competitors who also directly compete with us. The local competitors are generally characterized as independent operators serving local marketplaces. These operations are generally not well capitalized and consequently the number of these competitors will vary upon overall economic conditions with the number decreasing in more difficult economic times. The ability to fund working capital requirements is one of the key success factors for these competitors. Local competitors may also be more flexible in offering alternatives to their customers in either attracting candidates or in servicing the customer, but generally cannot service national customers due to their systems or lack of geographic coverage. We compete with local competitors in all of our jurisdictions when the customer is a local or retail customer, and we expect to continue to do so.

        Many of the large national and international competitors are characterized by very broad geographic coverage, large and complex information systems that can handle numerous legal and regulatory requirements and substantial financial resources. We compete against these companies for the largest customers (primarily Fortune 500 companies) where the customer requires broad geographic coverage, competitive national pricing and typically consolidated reporting to assist it in better controlling costs. Since most national customers use a central procurement department, the industry has moved towards consolidated competitive bidding with these customers with pricing one of the key selection criteria in obtaining the contract. This has led to intense price competition within the staffing and recruitment industry over the past few years and a focus on reducing back office processing costs, primarily by installing enterprise-wide information systems. To keep pace with our major national and international competitors, we have been implementing an enterprise-wide information system to lower back office processing costs and increase reporting capabilities. We anticipate that price competition with these larger competitors will continue.

        We believe that our customers primarily focus on the following key factors in selecting a service provider: location or geographic coverage, price and service delivery. Geographic coverage is important from the customer and candidate standpoint. Customers require that their providers be able to service most, if not all, of their locations. Location is important to the candidate because many candidates are unwilling to travel outside of their particular geographic market for a position. We have over 800 locations worldwide and believe that our coverage is adequate in the markets we serve. As discussed above, price is one of the major factors in terms of selecting a provider. Service delivery is understanding the customers' specific job requirements through consultative assessments, the ability to provide the right candidate for the right job and the ability to measure the quality of job performance. Factors in obtaining qualified candidates for employment assignments with customers include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours. No single customer accounted for 10 percent or more of our consolidated revenues in 2003.

        Within the Staffing Services operating segment, some of our largest competitors are Adecco S.A., Manpower Inc. and Kelly Services, Inc.. Within the Professional Services operating segment, we compete with Robert Half International Inc., MPS Group, Inc. and Kforce Inc. among others.

Trademarks

        Through our subsidiaries, we maintain a number of trademarks, trade names and service marks in the United States and certain other countries. We believe that many of these marks and trade names, including SPHERION®, NORRELL® and ON-PREMISE® are important to our business. In addition, we maintain other intangible property rights.

        Through our subsidiaries, we currently use and have applications for registration pending on various marks, including the following: MAKING THE WORKPLACE WORK BETTERSM, KNOWLEDGESPHERESM, EMERGING WORKFORCESM and SALESFITSM.

        Our United States trademark registration for SPHERION® expires October 9, 2011, but is renewable indefinitely for successive ten-year terms. Our United States trademark registration for INTERIM® expires April 6, 2013, but is renewable indefinitely for successive ten-year terms. Our United States trademark registration for NORRELL® expires on March 8, 2013, but is renewable indefinitely for successive ten-year terms.

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

        Our sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 15 states and two Canadian provinces. Under these laws, we must deliver a franchise offering circular (similar to a prospectus) to prospective franchisees or licensees. These and other state laws may also apply substantive standards that govern the relationship between franchisors and franchisees. In states where we are selling franchises or licenses, we have filed either the appropriate registration or obtained an exemption from registration when required. We do not anticipate that these requirements or other state laws will have a material effect on our ability to sell franchises or licenses or operate our business through franchised or licensed offices.

Employees

        We estimate that we employed approximately 297,000 people in 2003. Approximately 4,000 individuals were employed full-time in both our national and international operations and the remaining 293,000 individuals were billable personnel assigned with our customers, of whom approximately 58,000 were assigned, on average, at any given time.

Seasonality and Cyclical Nature of Business

        Seasonality—Our businesses are seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season. We typically experience a decrease of approximately 5 - 10% in our first quarter revenues in comparison with fourth quarter revenues. The decrease in first quarter revenue for 2003, 2002 and 2001 was 8%, 9% and 6%, respectively, in comparison with the preceding fourth quarters.

        Cyclical Nature of the Business—The staffing industry has historically been considered to be cyclical, often acting as an indicator of both economic downswings and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long-term demand is expected to increase. As a consequence of this, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also tend to decrease quickly when the economy begins to contract as our customers reduce temporary workers before terminating their own employees. While we have a number of longer-term managed service contracts, which are not as directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity in our larger service offerings.

Executive Officers of the Registrant

        Our executive officers, each of whom has been elected to serve at the discretion of the Board of Directors, are:

Name and Age	Position
Cinda A. Hallman, 59	Chief Executive Officer since April 2001; President from April 2001 to July 2003; Director since February 1995; Director, Toys "R" Us, Inc. since April 2003; Director, Bowater Incorporated from November 2000 to April 2003. Senior Vice President of E. I. DuPont de Nemours & Co. ("DuPont") from March 1998 to April 2001. Global Vice President Integrated Processes and Systems of DuPont from August 1997 to March 1998. Ms. Hallman has been on a medical leave of absence since July 2003. On March 10, 2004, the Company announced that Ms. Hallman will not resume the office of chief executive officer and will retire effective April 10, 2004. Ms. Hallman will also resign her position as a member of the board of directors at that time.
Roy G. Krause, 57
President and Chief Operating Officer since July 2003; Executive Vice President and Chief Financial Officer from October 1995 to July 2003. Mr. Krause is acting as our principal executive officer and has been since July 2003.
Byrne K. Mulrooney, 43
President, Staffing Services since September 2003; President, Operations Solutions—Midwest Region of Electronic Data Systems ("EDS") from July 2001 to August 2003; Vice President, Portfolio Management of EDS from January 2000 to July 2001; Vice President, Distributed Systems Services of EDS from May 1999 to January 2000; Solutions Manager—WAN Data Services, IBM Corporation from March 1998 to April 1999.
Eric Archer, 46	Senior Vice President and President of Professional Services since August 2003; President, Professional Recruiting Group from January 1998 to August 2003.
Mark W. Smith, 41
Senior Vice President and Chief Financial Officer since July 2003; Vice President, Business Services from September 2002 to July 2003; Vice President, Business Services and Controller from August 2001 to September 2002; Vice President, Finance and Administration from June 2000 to August 2001; Vice President, Finance from June 1997 to June 2000.
Lisa G. Iglesias, 38
Senior Vice President, General Counsel and Secretary since August 2003; General Counsel, Vice President and Secretary from July 1999 to August 2003; Associate Counsel from August 1998 to July 1999. From September 1994 to August 1998, associate with the law firm of Greenberg Traurig, Fort Lauderdale, Florida.
Richard A. Lamond, 57	Senior Vice President and Chief Human Resources Officer since November 2002. From 1973 to 2002, Senior Vice President—Human Resources and Administration for Millennium Chemicals Inc.

        The board expects to name a new CEO in the next several months through a search process that had been planned as a contingency in light of Ms. Hallman's medical leave. The Company has retained a national executive search firm to conduct the search.

Availability of Reports and Other Information

        Our corporate website is http://www.spherion.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. In addition, the Commission's website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission's website is not part of this Annual Report on Form 10-K.

Item 2.    PROPERTIES

        Our corporate headquarters are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida, in a 125,000 square-foot building owned by us, plus a leased annex of 37,250 square feet of additional space in the immediate vicinity. In addition, we lease approximately 70,000 square feet in Alpharetta, Georgia for operating functions. All other field locations operate in space held primarily under three to five year leases providing fixed monthly rentals. Our corporate headquarters and our field locations are used by both our Staffing Services and our Professional Services operating segments. We believe that our facilities are adequate for our needs.

Item 3.    LEGAL PROCEEDINGS

        In the ordinary course of our business, we are threatened with or named as a defendant in various lawsuits. We maintain insurance in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. The principal risks that we insure against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses. Our management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

        Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. have an action pending against us in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to our divestiture of Interim HealthCare (the "Healthcare Divestiture") in 1997 and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against us in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture, allowing the same judge to preside over both actions. Our motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they are seeking in excess of $25 million in damages. The parties will be filing post-trial briefs, with a ruling expected sometime in the second half of 2004. We do not have insurance coverage for these claims. We believe the resolution of this matter will not have a material impact on our consolidated financial position, liquidity or results of operations above the amounts we have already provided for.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 26, 2003.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on The New York Stock Exchange under the symbol "SFN." The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on The New York Stock Exchange:

2003	High	Low
First Quarter	$6.86	$3.80
Second Quarter	6.98	3.80
Third Quarter	7.86	5.72
Fourth Quarter	10.10	6.75
2002	High	Low
First Quarter	$12.00	$8.40
Second Quarter	12.84	9.76
Third Quarter	11.93	6.74
Fourth Quarter	7.05	5.35

        On February 20, 2004, there were approximately 2,450 holders of record of our common stock.

        We did not pay cash dividends in 2002 or 2003, and do not intend to pay cash dividends in the foreseeable future. In addition, our new loan facility, which we entered into in July 2003, may restrict our ability to pay cash dividends in certain circumstances.

        The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes selected financial information for each of the most recent five fiscal years and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

	Fiscal Years Ended (in thousands, except per share data and operating information)
	2003 (3)	2002 (4)	2001 (5)	2000 (6)	1999 (1)(7)
Statement of Operation Data:
Revenues excluding Michael Page	$2,069,518	$2,116,067	$2,487,415	$3,040,698	$2,575,580
Michael Page (2)	—	—	179,642	645,999	530,642

Total revenues	2,069,518	2,116,067	2,667,057	3,686,697	3,106,222
Gross profit	479,297	527,338	760,916	1,220,579	1,016,032
(Loss) earnings from continuing operations	(10,976)	(273,320)	115,288	72,781	67,246
Net (loss) earnings	(13,913)	(903,272)	106,961	74,526	70,833
(Loss) earnings per share—Basic:
(Loss) earnings from continuing operations	$(0.18)	$(4.60)	$1.94	$1.14	$1.22
Net (loss) earnings per share	(0.23)	(15.20)	1.80	1.17	1.29
(Loss) earnings per share—Diluted:
(Loss) earnings from continuing operations	$(0.18)	$(4.60)	$1.84	$1.13	$1.21
Net (loss) earnings per share	(0.23)	(15.20)	1.72	1.16	1.27
Weighted Average Shares:
Basic	59,951	59,417	59,502	63,728	54,949
Diluted	59,951	59,417	65,934	69,757	60,837
Balance Sheet Data (8):
Total assets	$864,834	$863,695	$1,876,299	$2,493,002	$2,438,901
Long-term debt, net of current portion	98,073	105,250	215,751	489,911	513,611
Working capital	225,489	280,583	410,131	12,013	50,488
Operating Information (8):
Operating locations	811	822	941	1,257	1,244

(1)
The 1999 fiscal year contained 53 weeks. All other years contained 52 weeks.

(2)
Operating results for Michael Page are included through the date of disposition in April 2001.

(3)
The 2003 results include the Canadian results of operations from the date of acquisition (April 4, 2003); pre-tax restructuring charges of $5.2 million; and a net loss from discontinued operations of $2.9 million.

(4)
The 2002 results include a pre-tax goodwill impairment charge of $291.5 million; pre-tax restructuring, asset impairment and other charges of $10.4 million; and a pre-tax gain on the repurchase of a portion of our convertible subordinated notes of $10.5 million. The 2002 results also include a net loss from discontinued operations of $14.4 million and the cumulative effect of a change in accounting principle to adopt SFAS No. 142, "Goodwill and Other Intangibles" of $615.6 million after-tax.

(5)
The 2001 results include a pre-tax gain on the sale of Michael Page of $305.7 million ($186.3 million after-tax); pre-tax restructuring, asset impairment and other charges of $137.3 million; and a pre-tax gain on the sale of marketable securities of $2.4 million. The 2001 results also include a net loss from discontinued operations of $7.2 million and the cumulative effect of a change in accounting principle to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" of $1.1 million after-tax.

(6)
The 2000 results include a pre-tax charge of $24.8 million to write-down an equity investment in which the decline in fair value was determined to be "other than temporary."

(7)
The 1999 results include the results of operations from the Norrell Corporation from the date of acquisition (July 2, 1999); $4.4 million of Year 2000 costs which represent the costs associated with remediating Norrell's application systems; and restructuring, asset impairment and other charges of $29.5 million.

(8)
At end of period.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization of Information

        Management's Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

  •
  Company Overview

  •
  Executive Summary

  •
  Operating Results

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Commitments

  •
  Critical Accounting Policies

  •
  New Accounting Pronouncements

  •
  Inflation

  •
  Impact of the Euro

  •
  Seasonality and Cyclical Nature of Business

  •
  Forward-Looking Statements-Safe Harbor

Company Overview

        Spherion Corporation provides temporary staffing, managed service and permanent placement services. Founded in 1946, we are headquartered in Fort Lauderdale, Florida, and operate a network of over 800 locations with operations in North America, Europe and the Asia/Pacific region. Our locations are company-owned, licensed or franchised. As of December 26, 2003, we had 606 company-owned offices, 114 licensed locations and 91 franchised locations.

        During the fourth quarter of 2003, as a result of management structure changes, we reorganized the Company around two basic operating segments—Staffing Services and Professional Services. We believe this new operating structure will allow us to streamline our business and create synergies within existing operating units. The Staffing Services operating segment includes clerical and light industrial temporary staffing, managed services and permanent placement. The Professional Services operating segment includes temporary staffing and permanent placement of employees that specialize in information technology, finance and accounting, legal and administrative skill sets. See the Operations Overview section of Part I of this Annual Report on Form 10-K for a further description of our operating segments.

Executive Summary

        We operate in a large, fragmented market with positive long-term prospects. The staffing market is economically sensitive and declined during the past couple of years due to the weak economy. We face a challenging operating environment that requires a cost effective, competitive infrastructure and balanced revenue growth to achieve profitability. The staffing industry has experienced three years of weak markets, and in addition, faces the economic effect of increasing state unemployment and medical and worker's compensation costs (burden costs). The weaker markets have in part contributed to significant price competition and lower margins as major staffing competitors attempt to maintain or increase market share. This price competition along with the higher burden costs has led to pressure on gross profit margins. These market conditions are likely to continue as long as unemployment remains at its current level. However, we have taken important steps to address these issues and move towards growth and profitability. We have reorganized the Company into two operating segments with a simplified structure and are focusing on sales discipline and service quality. We are also beginning the rollout of our enterprise-wide information system, which is expected to create a more efficient operating model.

        We currently believe that many of the economic conditions impacting our business are improving. Signs of this improvement include:

  •
  Industrial staffing revenue increased sequentially from the second to the third quarter of 2003 and the third to the fourth quarter of 2003, in addition to a fourth quarter year over year increase of 4.4%; industrial staffing growth has historically been a leading indicator of economic recovery;

  •
  Clerical staffing revenue increased sequentially from the second to the third quarter of 2003 and the third to the fourth quarter of 2003, as well as for the fourth quarter 2003 compared to the fourth quarter of 2002;

  •
  A sequential increase in domestic information technology staffing revenue from the third to the fourth quarter of 2003 for the first time in at least three years; and

  •
  Higher levels of permanent placement revenue in 2003.

        As previously mentioned, during the fourth quarter of 2003, we made organizational management changes and changed our reporting segments in response to these changes. The new Staffing Services operating segment principally includes our North America staffing and managed service businesses. The key reasons behind the combination are:

  •
  To create a single group that is focused on non-professional staffing and permanent placement. This group has established sales and account development programs to ensure balanced growth of local and national accounts;

  •
  To deliver managed service offerings that focus on customer needs in the areas of recruiting and workforce management;

  •
  To consolidate the delivery of managed services; and

  •
  To reduce costs by combining management and administrative functions.

        The new Professional Services operating segment consists principally of the combination of our United States technology staffing and professional recruiting operations, along with our professional staffing operations in the United Kingdom, The Netherlands and Asia/Pacific. The key reasons behind the combination are:

  •
  To create a single group that is focused on the professional resource needs of customers. This group has established sales and account development programs to leverage each other's customer relationships;

  •
  To streamline into one operating model that is based on professional staffing and permanent placement. The domestic business operates under one regionalized management structure with teams in each of the branches that are specialized in our key skill sets, information technology, finance and accounting, legal and administrative; and

  •
  To increase productivity by employing common best practices for sales and recruiting and by sharing infrastructure. The combined group will have larger scale operations concentrated in roughly 70 locations in major markets throughout the United States, after consolidating overlapping branch offices in several cities.

        During 2003, we began the implementation of our enterprise-wide information system with the implementation of new general ledger, fixed asset and accounts payable modules in July. At the end of the third quarter, we implemented the new payroll module for non-temporary staff and began the roll-out of the front office and payroll and billing modules for temporary staff. By the end of the fourth quarter, we had converted approximately 30 pilot locations to this front office and temporary payroll and billing system, and we had another 90 offices converted by the end of February 2004. We currently anticipate that all domestic locations will be converted to the new system early in the third quarter of 2004.

Operating Results

    Consolidated Operating Results

  Fiscal 2003 compared with 2002

  •
  Revenue in 2003 was $2,069.5 million, down 2.2% from 2002 due to weaker demand and customer losses early in 2003, however revenue trends improved during the second half of the year. We acquired 85% of a former franchise operation in Canada during April 2003; this contributed $50.2 million in revenues.

  •
  Gross profit decreased to $479.3 million, down 9.1% from the prior year due primarily to change in skills-based business mix, pricing pressures, lower call center utilization and higher burden costs. Our overall gross profit rate decreased to 23.2% from 24.9% in the prior year.

  •
  Selling, general and administrative expenses decreased $21.7 million, but not enough to offset decreases in gross profit. We continued to reduce costs and incurred restructuring charges of $5.2 million in 2003 versus $10.5 million in 2002. Most of the current year charge was to further consolidate operating units and to lower back office technology costs.

  •
  During 2003, we began the implementation of our enterprise-wide system spending $45.8 million on this system. Our selling, general and administrative expenses were approximately $7.0 million higher than in 2002 due to non-capitalizable costs associated with implementing this system. We expect to complete the roll-out of this system to the remainder of our domestic offices early in the third quarter of 2004.

  •
  We wrote off $983.1 million of intangible assets in 2002, including $691.6 million to adopt the new accounting standard on intangible assets at the beginning of 2002 and $291.5 million in the fourth quarter of 2002 as the markets we operate in continued to weaken.

  •
  Our tax rate from continuing operations for 2003 was 33.4% versus 4.0% for 2002. The rate for 2002 was unusually low due to the write-off of a large amount of non-deductible intangible assets.

  •
  During 2002, we adopted a plan to dispose of certain weaker performing subsidiaries and incurred operating losses and write-downs of $14.4 million. During 2003, these dispositions were completed and further operating losses of $2.9 million were incurred through the date of final disposition.

  •
  Interest expense decreased in 2003 compared to 2002 as a result of the repurchase of a portion of our 4 1/2% convertible subordinated notes during 2002 and 2003.

  Fiscal 2002 compared with 2001

  •
  Revenue in 2002 was $2,116.1 million, down 20.7% from 2001 due to weaker demand in most of our product offerings and the sale of Michael Page at the beginning of the second quarter of 2001.

  •
  Gross profit decreased to $527.3 million, down 30.7% from the prior year due primarily to significantly lower technology and staffing revenues and the sale of Michael Page. Our overall gross profit rate decreased to 24.9% from 28.5% in the prior year with about 70% of the decrease due to the businesses sold and the remainder due to pricing pressures and a lower percentage of permanent placement revenues as a percentage of total revenues.

  •
  Selling, general and administrative expenses decreased $159.6 million, but not enough to offset decreases in gross profit. We incurred restructuring charges of $10.5 million in 2002 versus $137.3 million in 2001.

  •
  We sold Michael Page for a pre-tax gain of $305.7 million in 2001.

  •
  We discontinued the amortization of intangibles with indefinite lives in 2002 and wrote off $983.1 million pre-tax of intangible assets. Amortization expense for 2001 was $34.3 million versus $0.3 million for 2002.

  •
  Our tax rate from continuing operations for 2002 was 4.0% versus 43.3% for 2001. The 2002 rate was unusually low due to the write-off of a large amount of non-deductible intangible assets. The 2001 rate was higher than the statutory rate of 35% due to higher state income tax expense and the tax impact of non-deductible goodwill.

  Restructuring, Asset Impairments and Other Charges

        The following is a brief summary of current and prior period restructuring activities. This should be read in conjunction with Note 4, Restructuring, Asset Impairments and Other Charges, in the accompanying consolidated financial statements. A summary of the charges is as follows (in thousands):

	Fiscal Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Restructuring	$5,213	$(7,361)	$53,651
Write-down of assets (including goodwill of $26.6 million)	—	—	42,729
Goodwill impairment	—	—	33,703
Other charges	—	17,810	7,217

	$5,213	$10,449	$137,300

  2003 Activity

        During the second half of 2003, we identified certain cost reduction opportunities primarily related to the realignment of our operating segments and adopted a restructuring plan (the "2003 Plan") to eliminate redundancies and centralize business support functions by terminating 149 personnel and to reduce excess capacity with the closure of 13 offices, resulting in a restructuring charge of $5.8 million. This charge included $2.9 million relating to the Staffing Services operating segment, $2.2 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office technology costs. We expect to incur approximately $3.0 million in additional restructuring charges during the first quarter of 2004, as the enterprise-wide information system implementation and further integration of several business lines near completion. We believe this will be the last charge associated with this restructuring activity.

        As a result of the 2003 Plan, we expect to realize future annual benefits to our operating expenses of $7.6 million relating to salaries and related benefits and $0.4 million relating to property expenses beginning in the first quarter of 2004, with additional savings throughout 2004. Remaining property and severance payments under the 2003 Plan will be funded through operating cash flows in future periods.

        During 2003, as part of our on-going restructuring monitoring process, accruals of $0.6 million were identified that were unnecessary, primarily as the result of lower severance costs than initially anticipated, lower broker fees and lower fixed asset write-offs and these amounts were reversed to income.

  2002 Activity

        During 2002, no restructuring activities were undertaken, however, $7.4 million of restructuring charges from prior years were determined to be unnecessary, primarily as a result of the buyout or sublease of existing lease obligations at better than expected rates and the favorable resolution of severance payouts, and these amounts were reversed to income.

        During the second quarter of 2002, we recorded other charges (included in "restructuring, asset impairments and other charges" in the accompanying consolidated statements of operations) in the amount of $10.0 million for additional anticipated losses associated with the sublease of Norrell's former headquarters building due to the continued deterioration of the rental market in Atlanta, Georgia. During the fourth quarter of 2002, we recorded asset impairment and other charges in connection with the write-down of assets of approximately $4.3 million relating to our proprietary vendor management technology and services, and $3.5 million relating to obligations under an employment contract with a former executive.

  2001 Activity

        Restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the "2001 Plan"). These actions included the elimination of 1,206 positions and the closure of 287 locations. Restructuring costs of $53.7 million in 2001 include employee severance costs of $22.5 million, facility closure costs and asset write-offs of $31.3 million, professional fees related to the execution of the 2001 Plan of $2.8 million and reversal of over accruals of $3.0 million. The write-down of assets of $42.7 million includes the write-down of businesses sold or held for sale of $37.1 million and the write-down of abandoned software of $5.6 million. The goodwill impairment of $33.7 million relates primarily to a write-down of goodwill associated with the impairment of the human resource consulting businesses. Other charges include the severance cost for our former chief executive officer in the amount of $6.9 million.

    Operating Segments

        We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated central costs, amortization expense, interest expense, interest income, income taxes and special charges (restructuring, asset impairments and other charges, goodwill impairment, other gains and gain on sale of Michael Page). All material intercompany revenues and expenses have been eliminated. Under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," amounts related to discontinued operations have been eliminated from our segment information below.

        Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principle for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	December 26, 2003		December 27, 2002		December 28, 2001(1)
		% of Total		% of Total		% of Total
Revenues:
Staffing Services	$1,416,302	68.4%	$1,458,309	68.9%	$1,684,043	63.2%
Professional Services	653,216	31.6%	657,758	31.1%	803,372	30.1%

Total, Excluding Michael Page:	2,069,518	100.0%	2,116,067	100.0%	2,487,415	93.3%
Michael Page	—	—%	—	—%	179,642	6.7%

Total	$2,069,518	100.0%	$2,116,067	100.0%	$2,667,057	100.0%

		% of Revenues		% of Revenues		% of Revenues
Gross Profit:
Staffing Services	$272,389	19.2%	$310,698	21.3%	$367,625	21.8%
Professional Services	206,908	31.7%	216,640	32.9%	286,039	35.6%

Total, Excluding Michael Page:	479,297	23.2%	527,338	24.9%	653,664	26.3%
Michael Page	—	—%	—	—%	107,252	59.7%

Total	$479,297	23.2%	$527,338	24.9%	$760,916	28.5%

Segment Operating Profit (Loss):
Staffing Services	$22,450	1.6%	$39,135	2.7%	$56,301	3.3%
Professional Services	(2,136)	-0.3%	(292)	0.0%	20,253	2.5%

Total, Excluding Michael Page:	20,314	1.0%	38,843	1.8%	76,554	3.1%
Michael Page	—	—%	—	—%	31,733	17.7%

Total	20,314	1.0%	38,843	1.8%	108,287	4.1%

Unallocated central costs	(30,812)		(26,566)		(26,587)
Amortization expense	(448)		(321)		(34,290)
Interest expense	(6,101)		(11,192)		(24,399)
Interest income	5,455		5,914		9,595
Restructuring, asset impairments, and other charges	(5,213)		(10,449)		(137,300)
Goodwill impairment	—		(291,497)		—
Other gains	313		10,458		2,435
Gain on sale of Michael Page	—		—		305,704

(Loss) earnings from continuing operations before discontinued operations, income taxes and cumulative effect of changes in accounting principle	$(16,492)		$(284,810)		$203,445

(1)
Operating results from StratfordGroup, Tutor Recursos Humanos and JobOptions, which were sold during the fourth quarter of 2001, are included in the Professional Services operating segment through their dates of disposition. Operating results from Michael Page are included through its date of disposition in April 2001. Operating results for these businesses were not reclassified as discontinued operations as they were disposed of prior to our adoption of SFAS No. 144. See the notes to the accompanying consolidated financial statements for further discussion and financial information regarding these operating segments.

    Segment Operating Results

  Staffing Services

        Information on the Staffing Services operating segment's skill sets and service lines for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	December 26, 2003		December 27, 2002		December 28, 2001
		% of Total		% of Total		% of Total
Revenue by Skill:
Clerical	$958,459	67.7%	$983,281	67.4%	$1,079,523	64.1%
Light Industrial	457,843	32.3%	475,028	32.6%	604,520	35.9%

Segment Revenue	$1,416,302	100.0%	$1,458,309	100.0%	$1,684,043	100.0%

Revenue by Service:
Temporary Staffing	$1,054,516	74.4%	$1,049,623	72.0%	$1,234,947	73.3%
Managed Services	349,693	24.7%	399,119	27.4%	435,011	25.8%
Permanent Placement	12,093	0.9%	9,567	0.6%	14,085	0.9%

Segment Revenue	$1,416,302	100.0%	$1,458,309	100.0%	$1,684,043	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	17.0%		18.0%		19.0%
Managed Services	23.1%		28.0%		27.3%
Permanent Placement	100.0%		100.0%		100.0%
Total Staffing Services	19.2%		21.3%		21.8%

  Fiscal 2003 Compared with 2002

        Revenues—Staffing Services revenues decreased 2.9% to $1,416.3 million in 2003 from $1,458.3 million in the prior year. Staffing Services revenues for 2003 include $50.2 million of revenues from our Canadian operations acquired on April 4, 2003. Excluding this acquisition, Staffing Services revenues would have been $1,366.1 million, a decrease from the prior year of 6.3%.

  •
  By skill—Excluding Canada, clerical and light industrial revenues decreased 5.2% and 8.7%, respectively, from the prior year. The decrease in clerical revenues is primarily due to the loss of customer contracts, the largest of which was MCI Worldcom, and volume decreases, specifically managed service contracts including call center, help desk and data center. The decrease in light industrial revenues is due primarily to the loss of a large temporary staffing contract in January 2003. There were new customer wins and sequential growth in the second, third and fourth quarters of 2003, but these increases were not enough to offset the customer losses and other decreases from the prior year.

  •
  By service—Temporary staffing increased, especially in the latter half of the year, as the temporary staffing industry started to recover from prior year levels and our customers began to increase their temporary work forces. Managed services decreased due to the loss of contracts and volume decreases mentioned above. Permanent placement grew as we added resources to focus on this area.

        Gross Profit—Gross profits decreased 12.3% to $272.4 million from $310.7 million in the prior year and the overall gross profit percentage was 19.2% in 2003 compared to 21.3% in the prior year. Excluding the Canadian acquisition, gross profits were $262.3 million, or a decrease of 15.6% from prior year and the overall gross profit percentage was 19.2%. The decrease in gross profits, excluding Canada, from prior year of 15.6% was due primarily to pricing pressures, a shift in the mix of business to lower margin temporary staffing services in addition to managed services revenue declines in domestic call centers, help desks and data centers which have a relatively consistent amount of fixed costs.

        Segment Operating Profit—Staffing Services segment operating profit was $22.5 million compared to $39.1 million in the prior year. Excluding the Canadian acquisition, the Staffing Services operating profit was $21.6 million or a decrease of 44.8% from the prior year. The decrease from prior year, excluding Canada, was due to the decrease in gross profit of $48.4 million as described above, partially offset by lower operating expenses of $30.9 million. Excluding Canada, operating expenses as a percentage of revenues were 17.6% compared to 18.6% in the prior year. The decrease in operating expenses is due to cost control activities including a reduction in employee costs to match lower revenues and the disposition of our proprietary vendor management technology and services in the fourth quarter of 2002.

        Outlook—In spite of sequential increases in temporary staffing revenue that began in the second quarter of 2003, the market remains highly competitive and is characterized by intense pricing pressures and competitive bidding. If the temporary staffing industry continues to recover, revenues may increase. Pricing pressures are likely to continue at least in the near term and state unemployment costs will increase in 2004. As such, gross profit margins may decrease further until unemployment levels are reduced and higher costs are passed on to customers. Therefore, we plan to focus our resources to grow our business with small and mid-sized customers where pricing pressures tend to be less severe. We remain uncertain about the outlook for managed services in 2004 as customers continue to use service offerings in countries overseas that enable reduced price levels. Additionally, current managed service contracts will continue to expire during 2004, and we are unsure as to whether or not we will be able to renew or replace them.

  Fiscal 2002 Compared with 2001

        Revenues—Staffing Services revenues decreased 13.4% to $1,458.3 million in 2002 from $1,684.0 million in 2001 primarily due to decreases in demand in all of our major product offerings.

  •
  By skill—Clerical and light industrial revenues decreased 8.9% and 21.4%, respectively, from the prior year as certain company owned branches and licensee branches were converted to franchisee contracts, some targeted customers were exited to reduce workers' compensation exposure and due to a net loss of business within the managed services businesses, including a 13.0% decrease with the segment's largest customer.

  •
  By service—Temporary staffing revenues decreased due to lower demand and the conversion of company-owned branches and licensed operations to franchised operations as well as targeted exits from certain customers. Managed services decreased due to the net loss of business in call centers and administrative services as well as a decrease in human resource consulting services as fewer major outplacement projects were sold.

        Gross Profit—Staffing Services gross profits decreased 15.5% to $310.7 million from $367.6 million in the prior year and the overall gross profit percentage was 21.3% in 2002 compared to 21.8% in 2001. The decrease in overall gross profits is primarily due to the decrease in revenues discussed above. The decrease in the gross profit percentage is due to pricing pressures in the temporary staffing business and lower permanent placement revenues as a percentage of total revenues which was partially offset by higher gross profit as a result of contract termination fees in the call center business and a higher percentage of revenue from technology managed services.

        Segment Operating Profit—Staffing Services segment operating profit decreased 30.5% to $39.1 million in 2002 from $56.3 million in 2001. The decrease from prior year was due to the decrease in gross profit of $56.9 million, as described above, partially offset by lower operating expenses of $39.7 million. Operating expenses as a percentage of revenues were relatively flat at 18.6% compared to 18.5% in the prior year as lower operating expenses within temporary staffing services were offset by higher operating expenses within human resource consulting services and increased expenses in managed services sales, marketing and product development to facilitate growth of the managed services business.

  Professional Services

        Information on the Professional Services operating segment's skill sets and service lines for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	December 26, 2003		December 27, 2002		December 28, 2001 (1)
		% of Total		% of Total		% of Total
Revenue by Skill:
Information Technology	$351,278	53.8%	$390,279	59.3%	$491,642	61.2%
Finance and Accounting	121,470	18.6%	100,470	15.3%	106,380	13.2%
Legal and Other	98,701	15.1%	92,193	14.0%	109,697	13.7%
Administrative	81,767	12.5%	74,816	11.4%	95,653	11.9%

Segment Revenue	$653,216	100.0%	$657,758	100.0%	$803,372	100.0%

Revenue by Service:
Temporary Staffing	$599,365	91.8%	$608,258	92.5%	$729,917	90.9%
Permanent Placement	53,851	8.2%	49,500	7.5%	73,455	9.1%

Segment Revenue	$653,216	100.0%	$657,758	100.0%	$803,372	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	25.5%		27.5%		29.1%
Permanent Placement	100.0%		100.0%		100.0%
Total Professional Services	31.7%		32.9%		35.6%

(1)
Excludes Michael Page.

  Fiscal 2003 Compared with 2002

        Revenues—Professional Services revenues decreased 0.7% to $653.2 million in 2003 from $657.8 million in the prior year. During 2003, the Professional Services operating segment experienced increases in both temporary staffing and permanent placement services within the finance and accounting, legal and other and administrative skill sets. Finance and accounting demand increased significantly as the economy began to recover and was partially the result of mortgage refinancing activity and new financial compliance regulations in the United States. Legal and other increased due to organic growth within these service lines. These increases largely offset the decreases in information technology as demand for information technology related services continued to decrease in the United States and Australia. Revenues from foreign operations in the United Kingdom, The Netherlands and Australia were relatively flat with the prior year as revenue decreases in local currencies were largely offset by the weakening of the U.S. dollar which caused the local currency to convert to a higher number of U.S. dollars. This foreign exchange impact amounted to approximately $32 million.

        Gross Profit—Professional Services gross profits decreased 4.5% to $206.9 million from $216.6 million in the prior year and the overall gross profit percentage was 31.7% in 2003 compared with 32.9% in the prior year. This decrease is due to pricing pressures within domestic and foreign temporary staffing services, the two most significant impacts were in information technology and in our foreign operations. This decrease was partially offset by an increase due to a shift in the mix of business to permanent placement services and higher margin temporary staffing services within the United States, primarily within the finance and accounting skill sets.

        Segment Operating Profit (Loss)—Professional Services segment operating loss was $(2.1) million compared to $(0.3) million in the prior year. The increased loss from prior year was due to the decrease in gross profit of $9.7 million as described above, partially offset by lower operating expenses of $7.9 million. Operating expenses as a percentage of revenues were 32.0% compared to 33.0% in the prior year. The decrease in operating expenses is due primarily to lower technology related operating expenses as we continue to reduce these expenses in line with lower revenues. Operating losses from foreign operations amounted to $(10.2) million in 2003.

        Outlook—In spite of increases during the second half of 2003 in temporary staffing revenues, particularly within the finance and accounting skills, the market remains highly competitive for technology skills and demand is still weak in the marketplace. We believe that pricing pressures will continue at least in the near term for technology skills but expect finance and accounting demand to remain strong as the economy continues to recover. We plan to focus our resources to grow our business with small and mid-sized customers where pricing pressures tend to be less severe. Margins will be impacted by higher state unemployment costs in 2004 until these costs are fully passed on to our customers.

  Fiscal 2002 Compared with 2001

        Revenues—Professional Services revenues decreased 18.1% to $657.8 million in 2002 from to $803.4 million in the prior year. Information technology revenue decreased $101.4 million due to a sharp decrease in demand in the United States. Administrative revenues decreased primarily due to the sale of the Company's operations in Spain at the end of 2001. Other revenues decreased due to lower demand for engineering skills and the sale of the Company's retained search firm during 2001 (StratfordGroup), which was partially offset by organic revenue growth in the legal and other area.

        Gross Profit—Professional Services gross profits decreased 24.3% to $216.6 million from $286.0 million in the prior year and the overall gross profit percentage was 32.9% in 2002 compared with 35.6% in the prior year. This decrease is primarily due to lower spreads between bill and pay rates within the domestic technology skills, partially offset by improved consultant utilization. Also contributing to the decrease in the gross profit rate was the sale of the retained search business (StratfordGroup) during 2001 and lower revenues from the permanent placement businesses in the United States and in Europe (permanent placement revenues have 100% gross profit as commissions are shown as an operating expense).

        Segment Operating Profit (Loss)—Professional Services segment operating loss was $(0.3) million in 2002 compared to an operating profit of $20.3 million in 2001. The decrease from prior year was due to the decrease in gross profit of $69.4 million as described above, partially offset by lower operating expenses of $48.8 million. Operating expenses as a percentage of revenues were relatively flat at 33.0% compared to 33.1% in the prior year. The largest decline in this segment's operating profit was largely due to the decrease in demand for information technology services in 2002 as compared to 2001, in addition to the economic slow-down which decreased demand in our international operations.

    Unallocated central costs

        2003 compared with 2002—Unallocated central costs increased 16.0% to $30.8 million in 2003 compared to $26.6 million in 2002. Unallocated central costs increased in 2003 primarily due to higher non-capitalizable costs of approximately $7.0 million related to the implementation of our enterprise-wide information system which was partially offset by other decreases in general corporate overhead of approximately $3.0 million. As a percentage of consolidated revenues, these costs were 1.5% during 2003 compared to 1.3% in 2002.

        2002 compared with 2001—Unallocated central costs remained constant at $26.6 million when compared to the prior year. Unallocated central costs in 2002 included approximately $2.0 million in costs relating to the identification and selection of our enterprise-wide information system, while 2001 unallocated central costs included charges recorded for a $2.5 million bad debt provision related to a loan made to a company in which we previously had an investment, and higher professional fees associated with our 2001 business strategy. As a percentage of consolidated revenues, these costs were 1.3% during 2002 compared to 1.1% in 2001 (excluding Michael Page which did not significantly impact central cost levels in 2001).

Liquidity And Capital Resources

        Historically, we have financed our operations through cash generated by operating activities and bank lines of credit. Our principal uses of cash are capital expenditures, working capital needs and repayment of debt. The nature of our business requires payment of wages to our temporary employees and consultants on a weekly or bi-weekly basis, while payments from customers are generally received 30-60 days after billing.

  Cash Flow

        As of December 26, 2003, we had total cash resources available of $21.2 million of which $10.5 million was held in the United States and the remainder by foreign subsidiaries. This was a decrease of $44.2 million from December 27, 2002, and is due primarily to the use of cash for capital expenditures, the acquisition of our Canadian operations and working capital needs. Total operating cash flow in 2003 of $50 million included tax refunds of approximately $81 million.

        Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	Fiscal Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Cash Provided By (Used In):
Operating Activities	$50,040	$39,163	$(19,588)
Investing Activities	(82,241)	(119,238)	787,525
Financing Activities	(12,007)	(114,728)	(546,135)

(Decrease) increase in cash and cash equivalents	$(44,208)	$(194,803)	$221,802

        Cash provided by operating activities in 2003 was higher than 2002 and 2001 primarily due to cash provided by working capital. Cash provided or (used) by changes in working capital was $31.3 million for 2003, $(26.1) million for 2002 and $(34.9) million for 2001.

  •
  Working capital for 2003 was provided primarily through federal tax refunds of $80.9 million, partially offset by a use of cash of $38.7 million to finance accounts receivable as days sales outstanding ("DSO") increased to 56 days from 50 days in the prior year. We are actively addressing DSO but may not attain our goal to reach 2002 levels of about 49 days due to large customers extending their payment terms and our current system implementation.

  •
  Working capital for 2002 was primarily used for prepaid taxes, accounts payable, accrued liabilities and other liabilities, which was partially offset by cash provided by accounts receivable (due to decreased revenues from the prior year and days sales outstanding improvement of five days) and accrued income taxes. Restructuring activities used $15.6 million as we neared the completion of prior year restructuring activities. Other operating cash flows were provided by depreciation and deferred taxes.

  •
  Working capital for 2001 was primarily used for restructuring activities and accounts payable, accrued and other liabilities. Working capital for 2001 was positively impacted by the collection of outstanding accounts receivable (due to decreased revenues from the prior year and days sales outstanding improvement).

        Cash used in investing activities in 2003 is primarily related to capital expenditures of $60.5 million. Current year capital expenditures included the investment in our enterprise-wide information system, which amounted to $38.6 million ($45.8 million including notes payable for capital purchases) for the fiscal year ended 2003. We paid $10.7 million (excluding the assumption of debt) to acquire 85% of our Canadian franchise during the second quarter of 2003. Cash used in investing activities in 2002 was primarily to fund $85.9 million of insurance deposits to collateralize workers' compensation obligations. Capital expenditures for 2002 included $9.3 million ($15.0 million including notes payable for capital purchases) relating to our enterprise-wide information system. In 2001, the sale of Michael Page generated gross cash proceeds before tax payments and debt pay down of $852.7 million. In addition, in 2001 we had acquisition expenditures of $34.1 million (contingent payments for acquisitions consummated in prior years and the repurchases of licensee and franchise operations) and had $34.9 million of capital expenditures. Capital expenditures (including $5.2 million relating to Michael Page) for 2001 include the normal replacement of hardware and software as well as office furnishings and leasehold improvements.

        We expect additional capital spending for our enterprise-wide information system investment to be approximately $2 million to $3 million for the twelve months ended December 31, 2004. We expect our total 2004 capital expenditures of $18 million to $20 million to be funded through operating cash flow or through borrowings under our existing credit facility.

        Cash used in financing activities was substantially lower in 2003 than in 2002 and 2001 primarily due to lower debt repayments than in prior years. Debt repayments during 2003 relate to the repurchase of a portion of our 4 1/2% convertible subordinated notes, the repayment of a portion of the debt assumed in conjunction with the Canadian acquisition and repayment of a portion of the short-term notes payable for software and related costs. The use of cash during 2002 primarily reflects the repurchase of some of our 4 1/2% convertible subordinated notes and the repayment of short-term borrowings associated with prior years acquisitions. Cash used by financing activities for 2001 primarily reflects the repayment of debt with proceeds from the sale of Michael Page and share repurchases of $38.0 million. During 2001, we purchased approximately 4.0 million shares of our common stock at an average price of $9.42 per share.

  Financing

        We believe that a combination of our existing cash balances, other liquid assets, operating cash flows, and existing bank lines of credit, taken together, provide adequate resources to fund ongoing operating requirements and required or planned capital expenditures in 2004. During 2003, we elected to no longer have our debt rated by Standard and Poor's and plan to do the same with Moody's Financial Services during the first half of 2004. We intend to refinance our $89.7 million 4 1/2% convertible subordinated notes as they come due.

        In July 2003, we cancelled our 364-day U.S. dollar loan facility and entered into a four-year U.S. dollar loan facility (also secured by substantially all of our domestic accounts receivable). The new loan facility provides us $200 million of on-balance sheet financing through July of 2007, with an option (expiring in July 2006) to increase the facility to a maximum of $250 million. Interest on this facility is based on LIBOR plus a credit spread. Our credit facility provides for certain affirmative and negative covenants which may limit the total availability under this facility based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales and transactions with international subsidiaries. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. As of December 26, 2003, there were no amounts outstanding under this facility and total availability under this facility was approximately $150 million.

        In May 1998, we issued $207.0 million of 4 1/2% Convertible Subordinated Notes ("Notes") due June 1, 2005. During 2002, our Board of Directors authorized us to repurchase from time to time any of our outstanding Notes in such amounts and on such terms as deemed advisable by management if approached by a bondholder. During 2003, we repurchased an aggregate face value of $7.0 million of the Notes for a purchase price of $6.6 million. During 2002, we repurchased an aggregate face value of $110.3 million of the Notes for a purchase price of $98.7 million. We recorded a gain, net of bond issuance cost write-offs, of $0.3 million and $10.5 million, for the fiscal years ending December 26, 2003 and December 27, 2002, respectively, which is included in "Other gains" in the accompanying consolidated statements of operations. Repurchases during 2003 and 2002 are not necessarily indicative of the future. Additional repurchases, if any, will depend on factors such as the prevailing market price of the Notes, overall market conditions and alternative uses of our liquidity.

Contractual Obligations and Commitments (in thousands)

	Payments due by period
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt obligations	$104,923	$6,855	$97,828	$80	$80	$80	$—
Capital lease obligations	89	89	—	—	—	—	—
Operating lease obligations (3)	104,889	31,406	23,302	15,975	11,956	8,999	13,251
Purchase obligations (1)	11,245	7,579	3,566	100	—	—	—
Other liabilities (2)	5,947	5,747	200	—	—	—	—

Total	$227,093	$51,676	$124,896	$16,155	$12,036	$9,079	$13,251

(1)
Purchase obligations include normal and customary technology maintenance contracts, as well as minimum spend contracts with certain telecom vendors.

(2)
Other liabilities include deferred purchase price payments in connection with prior years' acquisition agreements and contractual obligations for severance liabilities.

(3)
Operating lease obligations will be offset by future sublease income of $2.6 million, $2.0 million, $1.9 million and $1.9 million in 2004, 2005, 2006 and 2007, respectively.

        In connection with the acquisition of our Canadian franchise we entered into a new put/call agreement with the minority interest holder that can be exercised by either party any time after December 31, 2005, which would require/allow us to purchase the remaining 15% interest in this operation. If the put or the call were exercised, the purchase price would be primarily determined based upon the net assets and gross profits from this operation in future periods. Based upon these factors, the purchase price using 2003 operating results and net assets as of the end of the year would approximate $2.5 million. As this amount is not truly determinable or certain to be paid at this point in time, it is not included in the table above.

        Spherion does not have or engage in any off-balance sheet arrangements.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. The following policies are those that we consider to be the most critical. See Note 1, Summary of Significant Accounting Policies, for further description of these and all other accounting policies.

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

        Intangible Assets—Effective at the beginning of 2002, Spherion adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives should not be amortized, but will be tested for impairment on an annual basis. As a result of the initial adoption of SFAS No. 142, we recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after-tax) as of January 1, 2002. Additionally, we performed our annual impairment test as of November 22, 2002, and recorded an additional impairment charge of $291.5 million. These charges were determined based primarily on management's estimated fair value of each reporting unit using both the discounted present value of anticipated future cash flows and the comparable market prices of competitors. Management considered a number of factors, including valuations or appraisals, when determining these fair values. We performed our annual impairment test as of November 2003, which did not result in an indication of impairment. Due to the judgment inherent in estimating future cash flows, there could be further charges to operations for up to the full value of our goodwill balance, which is currently $50.0 million, if the markets in which we operate decline or if the market values of competitors decrease.

        Accrued Self-Insurance Losses—We retain a portion of the risk under our workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Estimated losses for workers' compensation, general liability/professional liability and employment practices have been discounted at 4.5% and 5.0% at December 26, 2003 and December 27, 2002, respectively, and are based on actuarial estimates. Changes in legislation, the cost of health care services, claims processing costs, or increased litigation could all affect the adequacy of these estimated liabilities. Prolonged changes in interest rates for long-term bonds could also affect the discount rate used in estimating these liabilities. A decrease of 1% in the discount rate would result in an additional pre-tax expense of approximately $1.7 million. Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to operations in the period determined. Due to the judgment used in recording these reserves, the ultimate amount of reserves that are needed could differ from our original estimate and could result in charges or credits to amounts recorded in cost of services and/or selling, general and administrative expenses.

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

        No stock-based employee compensation cost relating to stock options is reflected in net (loss) earnings, as all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, our net loss for the year ended December 26, 2003, would have been $(17.0) million or $(0.28) per diluted share. The fair value of options at grant date was estimated using the Black-Scholes multiple option model. Changes in any of the assumptions used in this model for 2003 (expected life of 3.2 years, a weighted-average risk free interest rate of 2.27%, volatility of 59.00% and no expected dividends), would change the weighted average per share fair value of $4.11. If our stock continues to experience a high degree of price volatility or if employees begin to exercise more options (which may indicate a longer option life), the fair value of our options would increase. The assumptions we used are based upon our historical experience, however future results could differ from these assumptions. Currently there would not be any effect on our operations due to changes in these assumptions, however if we choose to adopt the provisions of SFAS No. 123, changes in these assumptions could impact our operating results.

        Income Taxes—At December 26, 2003, we have a net deferred tax asset of $165.0 million. This deferred tax asset was evaluated under the guidelines of SFAS No. 109, "Accounting for Income Taxes," and a determination on the basis of objective factors was made that the asset will be realized through future years taxable earnings. If we determine that future taxable earnings will be insufficient to recover the deferred tax assets, we will be required to write-off all or a portion of the deferred tax asset by a charge to earnings.

New Accounting Pronouncements

        See Note 1, Summary of Significant Accounting Policies in the accompanying consolidated financial statements for discussion of New Accounting Pronouncements.

Inflation

        The effects of inflation on our operations were not significant during the periods presented in the accompanying consolidated financial statements.

Impact of the Euro

        The Euro became the legal tender for our operations in The Netherlands effective January 1, 2002. The costs of addressing the Euro conversion were not material. The overall Euro conversion did not have a material impact on our financial condition or results of operations.

Seasonality And Cyclical Nature Of Business

        Seasonality—Our businesses are seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season. We typically experience a decrease of approximately 5 - 10% in our first quarter revenues in comparison with fourth quarter revenues. The decrease in first quarter revenue for 2003, 2002 and 2001 was 8%, 9% and 6%, respectively in comparison with the preceding fourth quarters.

        Cyclical Nature of the Business—The staffing industry has historically been considered to be cyclical, often acting as an indicator of both economic downswings and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long term demand is expected to increase. As a consequence of this, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also tend to decrease quickly when the economy begins to contract as our customers reduce temporary workers before terminating their own employees. While we have a number of longer-term managed service contracts which are not as directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity in our larger service offerings.

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

        We operate in highly competitive and fragmented markets in both of our operating segments. There are low barriers to entry by potential competitors at the local level. We face significant competition in the markets we serve and will continue to face significant competition in any geographic markets or industry sectors that we may enter. The majority of competitors are significantly smaller than us. However, certain of our competitors are larger, have greater marketing, technical and financial resources, and have stronger brand and name recognition than us. As a result, some of our competitors may be in a better position to capitalize on new technologies and changes in customer requirements, and to devote more resources than we can to the development, promotion and sale of their service offerings.

        There has been a significant increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate purchases has in some cases made it more difficult for us to obtain or retain customers. We also face the risk that certain of our current and prospective customers may decide to provide similar services internally. Additionally, pricing pressures have intensified as customers have continued to competitively bid new contracts. This trend is expected to continue for the foreseeable future. As a result, we cannot assure you that we will not encounter increased competition in the future.

        Any significant economic downturn could result in our customers using fewer temporary employees or the loss or bankruptcy of a significant customer.

        Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. Also, as businesses reduce their hiring of permanent employees, revenue from our recruitment services is adversely affected. As a result, any significant economic downturn could have a material adverse effect on our business, financial condition or results of operations. During 2002 and 2001 the slowdown in the U.S. economy significantly impacted the staffing market, which in turn reduced our revenues significantly.

        A loss or a bankruptcy of a significant customer or a number of customers from one of our operating segments, or reduced business from such customers, could have a significant adverse impact on our business and results of operations in future periods. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

        We are dependent upon availability of qualified personnel, and may not be able to attract and retain sufficient numbers of qualified personnel necessary to succeed.

        We depend upon our ability to attract qualified personnel who possess the skills and experience necessary to meet the staffing requirements of our customers or to successfully bid for new customer projects. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists. We could have difficulty attracting and retaining sufficient numbers of qualified personnel necessary for our business to succeed.

        We may not achieve the intended effects of our business strategy.

        Our business strategy is primarily based on profitable growth in our North American operations and we plan to grow at rates equal to or in excess of our major competitors. We are implementing steps to improve the number and type of services that we sell to our existing and new customers and have reorganized our reporting segments into two segments that are focused on the type of employee skills that the customer requires. By combining like skill sets within each segment and emphasizing the depth and penetration of our marketing efforts within each segment, we plan to grow more rapidly. We also expect to reduce our operating costs further as we combine management teams and offices. Although these actions are designed to improve our marketing efforts and increase revenues and profits, there is no assurance that we will be successful. We may not be successful in reducing our operating costs by combining management teams and reducing the number of offices or in generating sufficient productivity improvements to offset intense pricing pressures.

        Our investment in technology initiatives may not yield their intended results.

        We are investing approximately $60 to $65 million over two to three years in a new enterprise-wide information system. This initiative is designed to replace many of our existing systems, including disparate legacy systems from various acquisitions, so that many of our administrative functions and operations can be combined and communicate in a state of the art, enterprise-wide integrated system. Although these technology initiatives are intended to increase productivity and operating efficiencies while lowering costs, we cannot assure you that these initiatives will yield their intended results. Delays in completing or an inability to successfully complete these technology initiatives could adversely affect our operations, liquidity and financial condition.

        Regulatory challenges to our tax filing positions could result in additional taxes.

        In 2002, we engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, our tax refund for the 2002 filing year was increased by approximately $60 million. We believe that we have appropriately reported these transactions in our tax returns, and that we have established adequate reserves with respect to any tax liabilities that may arise in relation to these transactions should our position be challenged by the Internal Revenue Service. However, an unfavorable settlement or adverse resolution of a challenge by the Internal Revenue Service could result in the repayment of some or all of the refund received.

        Failure to meet certain covenant requirements under our credit facility could impact part or all of our availability to borrow under this facility.

        Our credit facility provides for certain affirmative and negative covenants which may limit the total availability under this facility based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales and transactions with international subsidiaries. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected.

        We may be exposed to employment-related claims and costs that could have a material adverse affect on our business, financial condition and results of operations.

        We employ and place people in the workplaces of other businesses. Attendant risks of such activity that could increase our cost of doing business include:

  •
  possible claims of discrimination and harassment;

  •
  errors and omissions by the personnel we place, particularly for the acts of temporary professionals (e.g., accountants, attorneys and information technology consultants);

  •
  misuse or misappropriation of customer funds or proprietary information; and

  •
  payment of workers' compensation and other similar claims.

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

        In conducting our business, we are required to pay a number of payroll and related costs and expenses, including unemployment taxes, workers' compensation and medical insurance for our personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers' compensation costs have increased over the past decade and may increase in the future as states have raised benefit levels and liberalized allowable claims. Future earnings could be adversely affected if we are not able to increase the fees charged to customers to absorb the increased costs related to unemployment insurance or workers' compensation benefits. Future earnings could also be adversely affected if state governments successfully challenge prior year unemployment experience ratings. We are also required to comply with regulations concerning the maintenance of employee health care data. Costs related to maintaining this data could increase.

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

  •
  overlapping or differing tax structures; and

  •
  multiple regulations concerning pay rates, benefits, vacation, union membership, redundancy payments and the termination of employment.

        Our failure or inability to perform under customer contracts could result in damage to our reputation and give rise to legal claims against us.

        Certain areas of our business require us to assume a greater level of responsibility for developing or maintaining processes on behalf of our customers. Many of these processes are critical to the operation of our customers' businesses. Our failure or inability to complete these engagements satisfactorily could have a material adverse effect on our customers' operations and consequently may give rise to claims against us for actual or consequential damages or otherwise damage our reputation. Any of these claims could have a material adverse effect on our business, financial condition or results of operations.

        We are a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations.

        We and our subsidiaries are regularly involved in a variety of litigation arising out of our business. Occasionally, this litigation can be serious. We cannot assure you that our insurance will cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our results of operations, financial position and cash flows. We also cannot assure you that we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all. See Part I, Item 3, Legal Proceedings for more information.

        Our contracts contain termination provisions and pricing risks that could decrease our revenues, profitability and cash flow.

        Some of our customer contracts permit termination in the event our performance is not consistent with service levels specified in those contracts. Our customers' ability to terminate contracts creates uncertain revenue streams. In addition, if customers are not satisfied with our level of performance, our reputation in the industry may suffer, which could materially and adversely affect our business, financial condition, results of operations and cash flow. Some of our contracts contain pricing provisions that allow customers to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee. Many of our contracts provide for credits to our customers if we fail to achieve specific contract standards. Some of our contracts contain re-pricing provisions that can result in reductions of our fees for performing our services. In these situations, we could incur significant unforeseen costs or financial penalties in performance under the contracts.

        The termination of a customer contract or the deterioration of the financial condition or prospects of a customer may result in an impairment of the net book value of the assets we use in connection with that contract.

        Managing or integrating any future acquisitions may strain our resources.

        In the future, we may acquire other businesses to expand our service offerings, broaden our customer base or expand our geographic presence. Acquisitions involve a number of additional risks, including the diversion of management's attention from our existing operations, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves, the potential impairment of acquired intangible assets and the ability to successfully integrate the business. We could experience financial or other setbacks if any of the businesses that we acquire have liabilities or problems of which we are not aware. Further, we cannot assure you that any future acquired businesses will generate anticipated revenues or earnings. As a result, the anticipated benefits from future acquisitions may not be achieved.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 26, 2003, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

        We are exposed to interest rate risk related to a portion of our debt. Our outstanding variable-rate debt at both December 26, 2003 and December 27, 2002 was $8.0 million. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.1 million in both 2003 and 2002, on an annual basis.

        From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from outside sources. As of December 26, 2003, we had one outstanding forward contract to sell 5.0 million Canadian dollars. The fair value or cost to unwind is not material to our consolidated results of operations. As of December 27, 2002, we had no outstanding forward contracts.

        When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade. We are exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote.

        The carrying amount of cash and cash equivalents, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. Our insurance deposits earn a fixed interest rate as determined at the time of funding and are carried at fair value or $95.1 million and $88.7 million as of December 26, 2003 and December 27, 2002, respectively. Company-owned life insurance policies are carried at fair market value which approximated $17.1 million and $15.9 million as of December 26, 2003 and December 27, 2002, respectively.

        The fair value of our fixed-rate convertible subordinated notes as of December 26, 2003 and December 27, 2002 was $88.8 million and $87.2 million, respectively, with a $89.7 million and $96.7 million carrying value at December 26, 2003 and December 27, 2002, respectively. The fair value of our fixed-rate debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
    of Spherion Corporation
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Spherion Corporation and subsidiaries ("Spherion") as of December 26, 2003 and December 27, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Spherion's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spherion Corporation and subsidiaries as of December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 10, 2004

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Fiscal Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Revenues	$2,069,518	$2,116,067	$2,667,057
Cost of services	1,590,221	1,588,729	1,906,141

Gross profit	479,297	527,338	760,916

Selling, general and administrative expenses	445,428	467,165	626,788
Licensee commissions	44,367	47,896	52,428
Amortization of intangibles	448	321	34,290
Interest expense	6,101	11,192	24,399
Interest income	(5,455)	(5,914)	(9,595)
Restructuring, asset impairments and other charges	5,213	10,449	137,300
Goodwill impairment	—	291,497	—
Other gains	(313)	(10,458)	(2,435)
Gain on sale of Michael Page	—	—	(305,704)

	495,789	812,148	557,471

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principle	(16,492)	(284,810)	203,445
Income tax benefit (expense)	5,516	11,490	(88,157)

(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	(10,976)	(273,320)	115,288

Discontinued Operations:
Loss from discontinued operations (including loss on disposal of $1,227 and $12,819 in 2003 and 2002, respectively)	(1,362)	(23,249)	(8,372)
Income tax (expense) benefit	(1,575)	8,860	1,159

Net loss from discontinued operations	(2,937)	(14,389)	(7,213)

(Loss) earnings before cumulative effect of changes in accounting principle	(13,913)	(287,709)	108,075
Cumulative effect of changes in accounting principle, net of income tax benefits of $76,012 and $681 in 2002 and 2001, respectively	—	(615,563)	(1,114)

Net (loss) earnings	$(13,913)	$(903,272)	$106,961

(Loss) earnings per share—Basic:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	$(0.18)	$(4.60)	$1.94
Loss from discontinued operations	(0.05)	(0.24)	(0.12)
Cumulative effect of changes in accounting principle	—	(10.36)	(0.02)

	$(0.23)	$(15.20)	$1.80

(Loss) earnings per share—Diluted:
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principle	$(0.18)	$(4.60)	$1.84
Loss from discontinued operations	(0.05)	(0.24)	(0.11)
Cumulative effect of changes in accounting principle	—	(10.36)	(0.02)

	$(0.23)	$(15.20)	$1.72

Basic weighted average shares outstanding	59,951	59,417	59,502
Diluted weighted average shares outstanding	59,951	59,417	65,934

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 26, 2003	December 27, 2002
Assets
Current Assets:
Cash and cash equivalents	$21,248	$65,456
Receivables, less allowance for doubtful accounts of $6,671 and $6,760	334,015	284,675
Deferred tax asset	20,868	19,897
Income tax receivable	20,710	90,788
Insurance deposit	27,412	26,808
Other current assets	15,247	16,341
Assets of discontinued operations	—	11,000

Total current assets	439,500	514,965
Goodwill	49,977	30,894
Property and equipment, net	133,448	94,520
Deferred tax asset	144,154	134,971
Insurance deposit	67,688	61,892
Intangibles and other assets	30,067	26,453

	$864,834	$863,695

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$6,939	$5,419
Accrued restructuring	5,531	5,938
Accounts payable and other accrued expenses	97,019	88,751
Accrued salaries, wages and payroll taxes	60,282	72,820
Accrued insurance reserves	36,849	39,138
Other current liabilities	7,391	14,000
Liabilities of discontinued operations	—	8,316

Total current liabilities	214,011	234,382
Long-term debt, net of current portion	8,325	8,535
Convertible subordinated notes	89,748	96,715
Accrued insurance reserves	29,110	33,535
Accrued income tax payable	79,423	67,619
Deferred compensation and other long-term liabilities	32,372	18,896

Total liabilities	452,989	459,682

Commitments and contingencies (see Note 13)
Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 5,425,781 and 6,376,964 shares, respectively	(54,971)	(66,860)
Additional paid-in capital	852,995	859,551
Accumulated deficit	(402,600)	(388,687)
Accumulated other comprehensive income (loss)	15,768	(644)

Total stockholders' equity	411,845	404,013

	$864,834	$863,695

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For Fiscal Years Ended December 26, 2003, December 27, 2002 and December 28, 2001
(amounts in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of December 29, 2000	$653	$(50,732)	$870,202	$407,624	$(37,197)	$1,190,550

Comprehensive income:
Net earnings	—	—	—	106,961	—	106,961
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	—	—	—	—	(22,357)	(22,357)
Foreign currency translation adjustments related to the sale of Michael Page	—	—	—	—	50,799	50,799
Foreign currency translation adjustments related to the sale of Recursos Humanos	—	—	—	—	(26)	(26)
Net unrealized gain on securities arising during the period	—	—	—	—	1,090	1,090
Gain on sale of marketable securities included in net earnings	—	—	—	—	(1,511)	(1,511)

Comprehensive income						134,956

Purchase of treasury stock	—	(38,026)	—	—	—	(38,026)
Proceeds from exercise of employee stock options, including tax benefit	—	500	(271)	—	—	229
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	6,383	(3,797)	—	—	2,586
Treasury stock reissued and compensation earned in connection with deferred compensation	—	4,431	252	—	—	4,683

Balance as of December 28, 2001	653	(77,444)	866,386	514,585	(9,202)	1,294,978

Comprehensive loss:
Net loss	—	—	—	(903,272)	—	(903,272)
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	8,558	8,558

Comprehensive loss						(894,714)

Purchase of treasury stock	—	(1,660)	—	—	—	(1,660)
Proceeds from exercise of employee stock options, including tax benefit	—	1,760	(493)	—	—	1,267
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	3,609	(2,089)	—	—	1,520
Treasury stock reissued and compensation earned in connection with deferred compensation	—	6,875	(4,253)	—	—	2,622

Balance as of December 27, 2002	653	(66,860)	859,551	(388,687)	(644)	404,013

Comprehensive income:
Net loss	—	—	—	(13,913)	—	(13,913)
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	10,508	10,508
Foreign currency translation adjustments related to the sale of The Netherlands technology subsidiary	—	—	—	—	5,904	5,904

Comprehensive income						2,499

Proceeds from exercise of employee stock options, including tax benefit	—	4,670	(2,463)	—	—	2,207
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	3,092	(2,042)	—	—	1,050
Treasury stock reissued and compensation earned in connection with deferred compensation	—	4,127	(2,051)	—	—	2,076

Balance as of December 26, 2003	$653	$(54,971)	$852,995	$(402,600)	$15,768	$411,845

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Cash Flows from Operating Activities:
(Loss) earnings before cumulative effect of changes in accounting principle	$(13,913)	$(287,709)	$108,075
Adjustments to reconcile (loss) earnings before cumulative effect of changes in accounting principle to net cash provided by (used in) operating activities:
Discontinued operations provision	1,227	12,819	—
Gain on bond repurchase	(313)	(10,458)	—
Goodwill impairment	—	291,497	—
Depreciation and amortization	29,262	29,214	67,684
Deferred income tax (benefit) expense	(10,154)	14,091	(2,614)
Restructuring, asset impairments and other charges	5,213	10,449	140,141
Gain on sale of Michael Page	—	—	(305,704)
Other non-cash charges	7,396	5,336	7,740
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(38,687)	58,962	103,960
Other assets	3,246	(3,287)	1,050
Income tax receivable	86,168	(81,233)	5,407
Accounts payable, accrued liabilities and other liabilities	(10,522)	(38,322)	(120,557)
Accrued income taxes	(3,077)	53,401	3,617
Restructuring liabilities	(5,806)	(15,597)	(28,387)

Net Cash Provided by (Used in) Operating Activities	50,040	39,163	(19,588)

Cash Flows from Investing Activities:
Proceeds from the sale of Michael Page, net of cash sold	—	—	852,688
Acquisitions and earn-out payments, net of cash acquired	(17,217)	(3,700)	(34,125)
Capital expenditures, net	(60,453)	(34,579)	(34,909)
Insurance deposit	(8,276)	(85,892)	—
Proceeds from sale of assets	1,500	980	—
Other	2,205	3,953	3,871

Net Cash (Used in) Provided by Investing Activities	(82,241)	(119,238)	787,525

Cash Flows from Financing Activities:
Debt proceeds	—	200	93,367
Debt repayments	(14,037)	(19,064)	(595,603)
Repurchase of convertible subordinated notes	(6,602)	(98,703)	—
Purchase of treasury stock	—	(1,660)	(38,026)
Proceeds from exercise of employee stock options	2,420	770	202
Other, net	6,212	3,729	(6,075)

Net Cash Used in Financing Activities	(12,007)	(114,728)	(546,135)

(Decrease) increase in cash and cash equivalents	(44,208)	(194,803)	221,802
Cash and cash equivalents, beginning of period	65,456	260,259	38,457

Cash and cash equivalents, end of period	$21,248	$65,456	$260,259

Supplemental Cash Flow Information:
Cash paid (received) during the year for:
Income taxes	$(75,667)	$(5,242)	$84,135
Interest	$6,174	$11,817	$26,948
Non-cash activities:
Loan notes and convertible promissory notes issued in connection with acquisitions	$—	$—	$4,334
Short-term notes payable entered into for purchase of software and related costs	$9,060	$6,367	$—
Debt assumed with Canadian acquisition	$10,889	$—	$—

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—Spherion Corporation provides temporary staffing services, managed services and permanent placement services and currently operates in eight countries: Australia, Canada, Hong Kong, New Zealand, Panama, The Netherlands, the United Kingdom and the United States. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal and administrative. Managed services includes services where Spherion assumes the operation and management of a customer function such as a call center, employment process, help desk, administrative services, data center or network operations. Permanent placement is a service where Spherion employees locate talent on behalf of its customers, screen the candidates and assist in the recruitment efforts. Spherion has two operating segments, Staffing Services and Professional Services. Founded in 1946, Spherion is headquartered in Fort Lauderdale, Florida, and operates a network of over 800 locations.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Spherion Corporation and its wholly-owned subsidiaries ("Spherion"). All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.

        Fiscal Year—Spherion's fiscal year is comprised of 52 or 53 weeks, ending on the last Friday in December. The fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001 contained 52 weeks.

        Cash and Cash Equivalents—All highly liquid investments with original maturities of 90 days or less at the time of purchase are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value due to the short-term maturities of these instruments.

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

        Investments—Investments in company-owned life insurance policies are classified as trading securities and are reported at fair value with gains and losses included in earnings during the period incurred. Investments that are classified as available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a component of stockholders' equity. Unrealized losses on available-for-sale securities are charged against earnings when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of investments sold. Investments in company-owned life insurance policies are included in "Intangibles and other assets" in the accompanying consolidated balance sheets. Spherion did not have any investments in available-for-sale securities as of December 26, 2003 or December 27, 2002.

        Goodwill and Other Intangible Assets—Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but will be tested for impairment on an annual basis. Upon adoption, Spherion discontinued amortization of all goodwill; however, trade names and other intangible assets continue to be amortized on a straight-line basis over a period of approximately 5 years. See Note 2, Goodwill and Intangible Assets, for further discussion.

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

        Capitalized Software Costs—Software which has been developed for internal use is accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Only costs incurred during the application development stage, including design, coding, installation and testing are capitalized. These capitalized costs include external consulting fees, software license fees and internal labor costs for employees directly associated with software development. Upgrades or modifications that result in additional functionality are capitalized, while upgrades or modifications that do not result in additional functionality will be expensed as incurred.

        Impairment of Long-Lived Assets—As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets should be tested for recoverability whenever events or circumstances indicate that their carrying amount may not be recoverable. Spherion evaluates the recoverability of long-lived assets to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate if and/or when an event or circumstance arises that would require it to do so. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the asset's carrying value in excess of fair value. The estimated future cash flows of an asset or asset group are calculated on an undiscounted basis.

        Accrued Self-Insurance Losses—Spherion retains a portion of the risk under its workers' compensation, general liability/professional liability, employment practices liability and health insurance benefits programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Workers' compensation losses, general liability/professional liability and employment practices liability losses have been discounted at 4.5% and 5.0% at December 26, 2003 and December 27, 2002, respectively, and are based on actuarial estimates. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Spherion funds its workers' compensation liability with an insurance deposit. This deposit was $95.1 million and $88.7 million at December 26, 2003 and December 27, 2002, respectively, and is included in "Insurance deposit" in the accompanying consolidated balance sheets. The deposit will be used to fund claims and cannot be used for general corporate purposes.

        Foreign Currency Translation—Spherion's foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Amounts included in Spherion's Statements of Operations are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders' equity as part of accumulated other comprehensive income/(loss).

        Revenue Recognition—Spherion records revenues from sales of services by its company-owned and licensed operations and from royalties earned on sales of services by its franchised operations. Staffing and managed service revenue and the related labor costs and payroll are recorded in the period in which services are performed. Permanent placement revenues are recognized when services provided are substantially completed. Allowances are established to estimate losses due to placed candidates not remaining employed for Spherion's guarantee period. Spherion follows Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenues and expenses. This guidance requires Spherion to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Spherion is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

        Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records franchise royalties in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue" based upon the contractual percentage of franchise sales, in the period in which the franchisee provides the service. Franchise royalties, which are included in revenues, were $7.3 million, $7.3 million and $5.6 million for the fiscal years ended December 26, 2003, December 27, 2002, and December 28, 2001, respectively. The second form of franchising agreement is a licensee agreement where Spherion acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the licensee acts as Spherion's agent providing certain sale and recruiting services. Accordingly, sales and costs of services generated by the licensed operation are recorded gross in Spherion's consolidated statements of operations. Spherion pays the licensee a commission for acting as Spherion's agent and this commission is based on a percentage of gross profit from the office managed by the licensee and averaged 75%, 70% and 63% for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively, of the licensed offices' gross profit. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee's full-time office employees. Spherion's consolidated statements of operations currently reflect the licensee commission as an expense, but do not include the rent, utilities and salaries of the full-time office employees since these expenses are the responsibility of the licensee. Spherion has credit risk for sales to its customers through licensee arrangements as Spherion pays all direct costs associated with providing temporary services before related accounts receivable are collected. Spherion has partially mitigated this risk by making the licensee responsible to reimburse Spherion up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however, Spherion bears the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollected amounts.

        Income Taxes—Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Spherion does not provide for United States income taxes on the unremitted earnings of foreign operations as such earnings are considered to be invested for an indefinite period of time and such earnings will only be repatriated when tax effective to do so. Valuation allowances on deferred tax assets are recorded to the extent it is more likely than not that a tax benefit will not be realized. See Note 8, Income Taxes, for further discussion.

        Earnings Per Share—Basic earnings (loss) per share is computed by dividing Spherion's earnings (loss) by the weighted average number of shares outstanding during the period. When the effects of the common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing Spherion's net earnings plus after-tax interest on the convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the "treasury stock" method and the dilutive impact of the convertible notes is determined by applying the "if converted" method. See Note 15, Earnings (Loss) Per Share, for further discussion.

        Derivative Financial Instruments—From time to time, Spherion enters into foreign exchange forward contracts as part of the management of its foreign currency exchange rate exposures. These financial instruments are not held for trading purposes and none of the instruments are leveraged. All financial instruments are put into place to hedge specific exposures. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recorded in net earnings in the period in which the underlying transaction is recorded. Spherion accounts for its derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Spherion initially adopted SFAS No. 133, in the first quarter of 2001 and recorded a charge for the cumulative effect of a change in accounting principle of $1.1 million, net of an income tax benefit of $0.7 million. As of December 26, 2003, Spherion had one outstanding forward contract to sell 5.0 million Canadian dollars, with a fair value or cost to unwind which is not material to Spherion's consolidated results of operations. Amounts receivable or payable under the agreements are included in "Other current assets" or "Other current liabilities" in the accompanying consolidated balance sheets. Spherion did not have any derivative financial instruments outstanding as of December 27, 2002.

        Stock-Based Compensation—Spherion accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Spherion's stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to restricted stock or deferred stock units granted is recognized during the period the compensation is earned and measured using the quoted market price on the effective grant date.

        Spherion has one primary stock option plan, the 2000 Stock Incentive Plan, which is described more fully in Note 10, Stock-Based Compensation Plans. As all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant, Spherion has not historically or in the periods presented, recorded stock-based compensation cost in the determination of net earnings or loss. The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if Spherion had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Fiscal Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Net (loss) earnings, as reported	$(13,913)	$(903,272)	$106,961
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,063)	(3,981)	(4,686)

Pro forma net (loss) earnings	$(16,976)	$(907,253)	$102,275

(Loss) earnings per share:
Basic—as reported	$(0.23)	$(15.20)	$1.80

Basic—pro forma	$(0.28)	$(15.27)	$1.72

Diluted—as reported	$(0.23)	$(15.20)	$1.72

Diluted—pro forma	$(0.28)	$(15.27)	$1.65

        The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

	Fiscal Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Expected life (in years)	3.2	3.0	3.0
Interest rate	2.27%	2.26%	4.46%
Volatility	59.00%	68.00%	49.00%
Expected dividends	—	—	—
Weighted average per share fair value	$4.11	$3.12	$2.70

        New Accounting Pronouncements and Interpretations—In December 2003, the Financial Accounting Standards Board ("FASB") revised and re-issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which was originally issued in January 2003. FIN 46 provides guidance on identifying variable interest entities ("VIE") and assessing whether or not a VIE should be consolidated. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. As revised, the provisions of FIN 46 are to be applied to entities that are not considered to be special-purpose entities no later than the end of the first reporting period that ends after March 15, 2004. Spherion does not have any relationships with or interests in entities considered to be special-purpose entities. Spherion has two forms of franchising arrangements, franchises and licenses, as further described above. Spherion has determined that the franchise and/or license arrangement alone, does not create a variable interest, however, Spherion has provided financing to certain of its franchisees and licensees, which does create a potential variable interest relationship.

        As of December 26, 2003, Spherion had six franchisees with loan balances totaling approximately $3.0 million. After performing the required probability-weighted cash flow analyses, three of the franchisees were determined not to be VIEs. The remaining three are VIEs, however Spherion is not the primary beneficiary, thus consolidation is not required. These three franchisees provide light industrial and clerical staffing and their approximate gross revenues for 2003 were $6.8 million. Spherion's maximum exposure to loss is limited to its loan and royalty receivables balances of $0.6 million. As of December 26, 2003, Spherion had 13 licensees with a total loan balance approximating $1.2 million. Spherion has performed its preliminary evaluation on these licensee entities and believes that these entities are VIEs and that Spherion will be the primary beneficiary. As such, Spherion will consolidate the operations and assets and liabilities of these licensees in the first quarter of 2004. Spherion does not believe this will have a material impact on its consolidated results of operations and/or financial position. All loan and royalty receivables are included in "Receivables" and "Intangibles and other assets" in the accompanying consolidated balance sheets.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This standard did not have an impact on Spherion's consolidated results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded into other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This standard did not have an impact on Spherion's consolidated results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, including: (1) prospective method, (2) modified prospective method, and (3) retroactive restatement method. Alternative 1, the prospective method, is only permitted if a company elects to adopt the provisions of SFAS No. 123 for stock-based employee compensation in a fiscal year beginning before December 15, 2003. Adoption of SFAS No. 123 in a fiscal year beginning after December 15, 2003 will require the use of alternative 2 or 3 above. Spherion has no current plans to change its accounting policy from the intrinsic method to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires companies to include prominent disclosure of the method of accounting used and the potential effect of the method used on reported results in both annual and interim financial statements, which are shown above.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements 5, 57 and 107 and rescission of FASB Interpretation No. 34)." FIN 45 requires a guarantor to disclose its obligations under certain guarantees and to recognize at the inception of a guarantee the fair value of the guarantee obligation. The disclosure requirements of FIN 45 are effective for financial statements of periods ended after December 15, 2002, and the recognition and measurement provisions are effective for all guarantees issued after December 31, 2002. Disclosure related to Spherion's guarantees is included in Note 13, Commitments and Contingencies.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that the fair value of the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Spherion applied the provisions of SFAS No. 146 to its restructuring activities during the fiscal year ended December 26, 2003.

2.    GOODWILL AND INTANGIBLE ASSETS

        Effective at the beginning of 2002, Spherion adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis.

        Spherion performed its annual impairment test as of November 2003, which did not result in an indication of impairment. As a result of the initial adoption of SFAS No. 142 during the first quarter of 2002, Spherion had recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after-tax). Additionally, Spherion performed its annual impairment test as of November 2002, and recorded an additional pre-tax impairment charge of $291.5 million. These charges were determined based primarily on management's estimated fair value of each reporting unit using both the discounted present value of anticipated future cash flows and the comparable market prices of competitors as of each test date. Management considered a number of factors, including valuations or appraisals, when determining these fair values.

        The initial charge recorded in connection with the adoption of SFAS No. 142 was largely a result of the decrease in Spherion's profitability during 2001 and 2000, which negatively impacted Spherion's cash flow projections. Both the Staffing Services and Professional Services operating segments had grown rapidly through both acquisition and organic growth. With the decline in economic conditions during 2001 and 2000, the purchase prices paid for the recruitment portion of the Norrell acquisition (in both the United States and the United Kingdom), the Australian acquisition and various United States professional recruiting acquisitions could not be supported based on a discounted cash flow analysis or based on market comparable information. Additionally, the sharp decline in the post Year 2000 business environment similarly affected a number of Spherion's United States technology acquisitions (Norrell and Computer Power Group) as well as Spherion's technology subsidiary in The Netherlands. Pre-tax charges relating to the Staffing Services and Professional Services operating segments were $293.7 million and $397.9 million, respectively.

        A large part of the goodwill valuation is based upon cash flow projections. Spherion's initial valuation in January of 2002, based upon data available at that time, projected economic recoveries in its industry beginning in 2002. Revised industry data in November of 2002 predicted a delay in the economic recovery and somewhat lower growth rates, thus resulting in lower cash flow projections. This along with Spherion's decreased market capitalization for the previous six months resulted in its charge in the fourth quarter of $291.5 million. Pre-tax charges relating to the Staffing Services and Professional Services operating segments were $221.2 million and $70.3 million, respectively.

        The changes in the carrying amount of goodwill for the twelve months ended December 26, 2003 are as follows (in thousands):

	Staffing Services	Professional Services	Total
Balance at December 27, 2002	$19,866	$11,028	$30,894
Goodwill additions during the period	16,619	—	16,619
Foreign currency changes and other	1,951	513	2,464

Balance at December 26, 2003	$38,436	$11,541	$49,977

        Goodwill additions during 2003 primarily relate to the acquisition of Spherion's Canadian franchise operations. See Note 5, Acquisitions and Dispositions for further discussion. Also included in goodwill additions during 2003 is $1.3 million relating to the settlement of pre-acquisition tax matters from prior year acquisitions.

        Other intangible assets, which are amortized, are primarily comprised of trade names, trademarks and non-compete and employment agreements and amounted to $1.9 million, less accumulated amortization of $0.9 million as of December 26, 2003. Amortization of trade names and other intangibles for the years ended December 26, 2003, December 27, 2002 and December 28, 2001 amounted to $0.4 million, $0.3 million and $1.4 million, respectively. Annual amortization expense of other intangible assets is expected to be $0.5 million, $0.3 million and $0.2 million for the fiscal years 2004 through 2006 and less than $50,000 for each of the fiscal years ended 2007 and 2008. The remaining weighted average life of other intangible assets is approximately 3 years.

        The following table presents comparative operating results had we accounted for goodwill under SFAS No. 142 during 2001. Spherion's net earnings/(loss) and earnings/(loss) per share from continuing operations would have been as follows (in thousands, except per share amounts):

	Fiscal Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
(Loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principles, as reported	$(10,976)	$(273,320)	$115,288
Goodwill amortization, after-tax	—	—	30,604

(Loss) earnings, as adjusted	$(10,976)	$(273,320)	$145,892

Basic (loss) earnings per share from continuing operations before discontinued operations and cumulative effect of changes in accounting principles:
As reported	$(0.18)	$(4.60)	$1.94

As adjusted	$(0.18)	$(4.60)	$2.45

Diluted (loss) earnings per share from continuing operations before discontinued operation and cumulative effect of changes in accounting principles:
As reported	$(0.18)	$(4.60)	$1.84

As adjusted	$(0.18)	$(4.60)	$2.31

3.    DISCONTINUED OPERATIONS

        During 2002, Spherion adopted a plan to dispose of its technology consulting subsidiaries in the United Kingdom and The Netherlands and a human capital measurement business, Saratoga. Spherion disposed of the United Kingdom technology subsidiary prior to December 27, 2002 and completed the disposition of Saratoga and The Netherlands technology subsidiary during the first half of 2003.

        As a result of Spherion's decision to dispose of these businesses, the operating results for all periods presented of these subsidiaries have been reclassified as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The technology consulting subsidiaries in the United Kingdom and The Netherlands were previously reported under the former Technology segment and Saratoga was previously reported under the former Outsourcing segment. Had these subsidiaries remained a part of Spherion's continuing operations, they would have been reported in the Professional Services operating segment and Staffing Services operating segment, respectively. The tables that follow group these discontinued operations under these revised segments.

        The estimated fair value of the major classes of assets and liabilities prior to disposal for each held for sale subsidiary as of December 27, 2002 are as follows (in thousands):

	Professional Services	Staffing Services	Total
Receivables, net	$3,315	$455	$3,770
Other current assets	131	429	560
Goodwill and other intangible assets, net (1)	—	3,249	3,249
Property and equipment, net	151	140	291
Deferred tax asset	3,130	—	3,130

Total assets of discontinued operations	$6,727	$4,273	$11,000

Account payable and other accrued expenses	$6,755	$903	$7,658
Other liabilities	547	111	658

Total liabilities of discontinued operations	$7,302	$1,014	$8,316

(1)
Amounts after write-down of $2.0 million to net realizable value.

        Revenue and pre-tax earnings (losses) of these subsidiaries included within (loss) earnings from discontinued operations in the accompanying consolidated statements of operations for the years ended December 26, 2003, December 27, 2002 and December 28, 2001 are as follows (in thousands):

	December 26, 2003			December 27, 2002			December 28, 2001
	Professional Services	Staffing Services	Total	Professional Services	Staffing Services	Total	Professional Services	Staffing Sevices	Total
Revenue	$4,486	$484	$4,970	$25,077	$2,511	$27,588	$43,494	$2,586	$46,080

Pre-tax earnings (loss) from operations	$68	$(203)	$(135)	$(8,181)	$(2,249)	$(10,430)	$(6,809)	$(1,563)	$(8,372)
Pre-tax (loss) gain on disposal	(1,650)	423	(1,227)	(10,410)	(2,409)	(12,819)	—	—	—
Income tax (expense) benefit	(1,503)	(72)	(1,575)	7,156	1,704	8,860	664	495	1,159

Net (loss) earnings from discontinued operations	$(3,085)	$148	$(2,937)	$(11,435)	$(2,954)	$(14,389)	$(6,145)	$(1,068)	$(7,213)

4.    RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

        A summary of the charges is as follows (in thousands):

	Fiscal Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Restructuring	$5,213	$(7,361)	$53,651
Write-down of assets (including goodwill of $26.6 million)	—	—	42,729
Goodwill impairment	—	—	33,703
Other charges	—	17,810	7,217

	$5,213	$10,449	$137,300

2003 Activity

        During the second half of 2003, Spherion identified certain cost reduction opportunities primarily related to the realignment of its operating segments and adopted a restructuring plan (the "2003 Plans") to eliminate redundancies and centralize business support functions by terminating 149 personnel and to reduce excess capacity with the closure of 13 offices, resulting in a restructuring charge of $5.8 million. This charge included $2.9 million relating to the Staffing Services operating segment, $2.2 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office technology costs.

        During 2003, as part of Spherion's on-going restructuring monitoring process, accruals of $0.6 million were identified that were unnecessary, primarily as the result of lower severance costs than initially anticipated, lower broker fees and lower fixed asset write-offs, and these amounts were reversed to income.

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

2001 Activity

        Restructuring plans were adopted in 2001 to terminate redundant employees, reduce excess capacity and dispose of certain non-strategic assets (the "2001 Plans"). Restructuring costs of $53.7 million, in 2001 include employee severance costs of $22.5 million, facility closure costs and asset write-offs of $31.3 million, professional fees related to the execution of the 2001 Plans of $2.8 million and reversal of over accruals of $3.0 million. The facility closure costs include $20.2 million in lease termination costs and $11.1 million for the write-off of leasehold improvements on closed locations and write-down of office furniture and equipment to their estimated fair value determined by comparable market information. These assets will be taken out of service at the time properties are abandoned and consequently will not be depreciated further after abandonment. Depreciation expense related to these assets was approximately $3.0 million annually. These actions included the elimination of 1,206 positions and the closure of 287 locations.

        The write-down of assets of $42.7 million includes the write-down of businesses sold or held for sale of $37.1 million and the write-down of abandoned software of $5.6 million. The write-down of the business held for sale and businesses sold as of December 28, 2001 was for the estimated loss on disposition of the StratfordGroup, Spherion's retained executive search business, JobOptions, an internet recruiting business and the commercial staffing operations in Spain. These businesses were written-down to their estimated net realizable values. These businesses generated $23.6 million of revenues and pre-tax losses of $9.3 million during 2001.

        The goodwill impairment of $33.7 million relates primarily to a write-down of goodwill associated with the impairment of the human resource consulting businesses, which is included in the Staffing Services operating segment. Management reviewed the valuation of its human resource consulting business and determined that anticipated future cash flows from these businesses did not support the carrying value and recorded an impairment charge based on the estimated fair market value derived from valuations of publicly traded competitors.

        Other charges include the severance cost for Spherion's former chief executive officer in the amount of $6.9 million.

        An analysis of the restructuring plans, along with amounts remaining to be distributed under prior years' restructuring plans, are as follows (in thousands):

	Facility Closures and Asset Write-offs	Severance	Total
Balance at December 29, 2000	$1,592	$1,066	$2,658
2001 Plan Charges (1)	34,756	24,692	59,448
Utilized during fiscal 2001	(9,303)	(16,030)	(25,333)
Reversal of over accrual	(1,092)	(1,864)	(2,956)

Balance at December 28, 2001	25,953	7,864	33,817
Utilized during fiscal 2002	(13,880)	(5,816)	(19,696)
Reversal of over accrual	(5,716)	(1,645)	(7,361)

Balance at December 27, 2002 before reclass	6,357	403	6,760
Reclassified to discontinued operations (2)	(635)	(187)	(822)

Balance at December 27, 2002	5,722	216	5,938
2003 Plan Charges	1,173	4,647	5,820
Utilized during fiscal 2003	(2,899)	(2,721)	(5,620)
Reversal of over accrual	(607)	—	(607)

Balance at December 26, 2003	$3,389	$2,142	$5,531

(1)
2001 plan charges include the following: $34,147 and $609 related to facility closures and asset write-offs from continuing and discontinued operations, respectively with a corresponding 287 and 3 locations, respectively; while $22,460 and $2,232 related to employee severance for 1,206 and 105 individuals from continuing and discontinued operations, respectively.

(2)
Reserve amounts related to discontinued operations were reclassified to liabilities of discontinued operations in June 2002.

        At December 26, 2003, the remaining accruals for facility closures and asset write-offs of $3.4 million relate to lease payments on 30 closed locations that will be paid out through 2006 (net of applicable sublease income), and assets to be disposed of. The remaining severance accruals relate to terminated employees who have extended payout terms and employees that received notification prior to year-end and will be terminated within 60 days of their notification date. Severance for employees with retention periods that extend past 60 days are accrued ratably over the retention period.

5.    ACQUISITIONS AND DISPOSITIONS

  Acquisitions

        Spherion has accounted for all acquisitions subsequent to June 30, 2001, in accordance with SFAS No. 141, "Business Combinations," which requires the use of the purchase method of accounting. As such, any acquired entities' operations are included in the consolidated statements of operations from the respective dates of acquisition.

        On April 4, 2003, in connection with a three-year old agreement, Spherion acquired 85% of its Canadian franchise operation for consideration of $21.6 million, including $10.9 million of debt assumed. Spherion also entered into a new put/call agreement with the minority interest holder that can be exercised by either party any time after December 31, 2005, which would require/allow Spherion to purchase the remaining 15% interest in this operation. The results of this operation are included in the Staffing Services operating segment and Spherion's consolidated results of operations as of the acquisition date. The minority interest is recorded in "Deferred compensation and other long-term liabilities" in the accompanying consolidated balance sheet. Spherion recorded goodwill in connection with the acquisition of $15.3 million, none of which is deductible for tax purposes. Other intangible assets acquired include a customer contract and certain key employment agreements. These other intangible assets are being amortized over a period of approximately three years.

        Pro forma consolidated results of operations have not been presented as the Canadian results of operations are not material to Spherion's consolidated results of operations.

        Also, Spherion was obligated under an existing agreement to pay $5 million during 2003 to acquire the remaining interest in JobOptions, an internet job board acquired during 2001. This amount is shown in the accompanying statements of cash flows as an investing cash outflow.

        In 2002, Spherion acquired one small recruitment business and a few of Spherion's licensee and franchisee operations. Additionally, Spherion has made payments related to prior year acquisitions for contingent consideration based on the attainment of specified earnings. As a result of meeting certain earnings objectives, the former shareholders of certain acquired companies received additional consideration of $28.7 million (of which $4.3 million was paid in the issuance of interest bearing loan notes) in 2001 under the terms of the acquisition agreements. There were no such payments made during 2003. During 2001, Spherion also had other acquisitions totaling $9.8 million, primarily related to acquired license and franchise operations to eliminate market conflicts.

        The fair value of assets acquired and liabilities assumed (excluding cash acquired) in connection with acquisitions made in 2003, 2002 and 2001 are as follows (in thousands):

	December 26, 2003	December 27, 2002	December 28, 2001
Receivables	$10,144	$—	$—
Goodwill	15,305	3,304	38,109
Other intangible assets	272	300	—
Other assets	1,101	96	350
Accounts payable and other accrued expenses	(3,359)	—	—
Debt assumed	(10,889)	—	—
Minority interest	(1,861)	—	—

Net assets acquired	$10,713	$3,700	$38,459

  Dispositions

        During 2001, Spherion completed the sale of several businesses, the most significant of which was Michael Page Group PLC. Spherion completed the initial public offering of shares of Michael Page, disposing of 100% of Spherion's interest in April, 2001. Spherion's proceeds were approximately $710 million, net of taxes and expenses. Spherion recorded a gain on the transaction of $305.7 million ($186.3 million after-tax) of which an $11.4 million ($7.2 million after-tax) gain related to foreign currency gains on forward contracts.

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

        These businesses produced revenues of $203.2 million and earnings before interest and taxes of $19.5 million during 2001 and are included in the consolidated statements of operations and cash flows through the dates of their disposition. Operating results for these businesses were not reclassified as discontinued operations as they were disposed of prior to Spherion adopting the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

6.    PROPERTY AND EQUIPMENT

        A summary of property and equipment follows (dollar amounts in thousands):

		Fiscal Years Ended
	Life (in years)	December 26, 2003	December 27, 2002
Land	—	$4,167	$4,167
Buildings	10-40	21,044	21,479
Equipment	3-8	142,360	141,975
Enterprise-wide information system	7	51,286	8,510
Software, primarily third party purchased software	3-5	24,877	24,659
Leasehold improvements and other	3-5	14,197	10,985

		257,931	211,775
Less: Accumulated depreciation and amortization		(124,483)	(117,255)

		$133,448	$94,520

        The enterprise-wide information system of $51.3 million consists of capitalized consulting fees, labor and license costs. An additional $9.5 million is included within equipment and software relating to hardware and third-party purchased software necessary to utilize the system.

        Depreciation and amortization of property and equipment for the years ended December 26, 2003, December 27, 2002 and December 28, 2001 amounted to $28.8 million, $28.1 million, and $31.1 million, respectively.

7.    LONG-TERM DEBT

        A summary of long-term debt follows (in thousands):

	Fiscal Years Ended
	December 26, 2003	December 27, 2002
U.S. dollar convertible subordinated notes, due 2005	$89,748	$96,715
U.S. dollar convertible promissory notes, due 2005	8,000	8,000
Software License Note Payable, due 2004 and 2003, respectively	6,775	4,775
Foreign debt, due 2004	89	698
Other debt, due 2008	400	481

Total debt	105,012	110,669
Less current portion of long-term debt	(6,939)	(5,419)
Less U.S. dollar convertible subordinated notes, due 2005	(89,748)	(96,715)

Long-term debt, net of current portion	$8,325	$8,535

        The U.S. dollar convertible subordinated notes (the "Notes") were issued in May 1998 and are convertible into common stock at any time prior to maturity at a conversion rate of 26.8052 shares per each $1,000 principal amount, equivalent to a conversion price of approximately $37.31 per share. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year at a rate of 4 1/2%. If not repurchased directly from bondholders at the current market value, the Notes are redeemable, in whole or in part, at the option of Spherion at approximately par value of the Notes.

        The Notes are unsecured obligations subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture) of Spherion and will be effectively subordinated in right of payment to all Senior Debt and other liabilities of Spherion and Spherion's subsidiaries. The Notes do not restrict Spherion or its subsidiaries from incurring additional Senior Debt or other indebtedness.

        Spherion's Board of Directors authorized Spherion to repurchase from time to time any of the Notes in such amounts and on such terms as deemed advisable by Spherion if approached by a bondholder. During 2003, Spherion repurchased an aggregate face value of $7.0 million of the Notes for a purchase price of $6.6 million. During 2002, Spherion repurchased an aggregate face value of $110.3 million of the Notes for a purchase price of $98.7 million. Spherion recorded a gain, net of bond issuance cost write-offs, of $0.3 million and $10.5 million, for the fiscal years ending December 26, 2003 and December 27, 2002, respectively, which is included in "Other gains" in the accompanying consolidated statements of operations, in accordance with SFAS No. 145.

        In July 2003, Spherion cancelled its 364-day U.S. dollar loan facility and entered into a four-year U.S. dollar loan facility (also secured by substantially all of our domestic accounts receivable). The new loan facility provides $200 million of on-balance sheet financing through July of 2007, with an option (expiring in July 2006) to increase the facility to a maximum of $250 million. Interest on this facility is based on LIBOR plus a credit spread. Total availability under this facility may be limited based upon Spherion's ability to meet certain affirmative and/or negative covenants, which include but are not limited to a fixed charge coverage ratio, capital expenditures residing within permitted levels and limitations on additional debt incurred. As of December 26, 2003, there were no amounts outstanding under this facility and total availability under this facility was approximately $150 million.

        In October 2000, Spherion issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC.

        Maturities of debt outstanding at December 26, 2003 are $6.9 million and $97.8 million in 2004 and 2005, respectively, and less than $0.1 million in 2006, 2007 and 2008.

8.    INCOME TAXES

        (Loss) earnings from continuing operations before income taxes and the components of the income tax (benefit) provision, are as follows (in thousands):

	December 26, 2003	December 27, 2002	December 28, 2001
(Loss) earnings from continuing operations before income taxes:
United States	$(5,540)	$(225,564)	$181,875
Foreign	(10,952)	(59,246)	21,570

	$(16,492)	$(284,810)	$203,445

Current tax expense (benefit):
Federal	$4,273	$(29,093)	$66,954
State and local	637	1,114	12,198
Foreign	(272)	2,398	11,619

	4,638	(25,581)	90,771

Deferred tax (benefit) expense:
Federal	(7,149)	14,277	(2,410)
State and local	596	2,647	(202)
Foreign	(3,601)	(2,833)	(2)

	(10,154)	14,091	(2,614)

Total (benefit) provision for income taxes	$(5,516)	$(11,490)	$88,157

        The following table reconciles the United States Federal income tax rate to Spherion's effective tax rate:

	December 26, 2003	December 27, 2002	December 28, 2001
Statutory rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of Federal benefit	5.9	1.3	4.3
Nondeductible amortization of intangibles	—	30.4	5.1
Wages to work credits	(12.6)	(0.8)	(1.7)
Foreign tax deductions and credits	1.7	0.8	(26.7)
Gain on sale of Michael Page	—	—	28.2
Nondeductible meals and entertainment	4.0	0.3	0.4
Other, net	2.6	(1.0)	(1.3)

	(33.4)%	(4.0)%	43.3%

        Significant components of Spherion's deferred tax assets and liabilities are as follows (in thousands):

	December 26, 2003	December 27, 2002
Current deferred tax asset:
Employee benefits, primarily deferred compensation	$2,579	$3,414
Self-insurance and accrued compensation	7,758	944
Sale of HealthCare business	1,896	1,869
Accrued expenses, including acquisition and restructuring	6,596	11,555
Receivables allowances	2,039	2,115

	20,868	19,897

Non-current deferred tax asset (liabilities):
Employee benefits, primarily deferred compensation	12,402	11,368
Self-insurance	25,816	26,937
Fixed assets	(5,467)	(9,717)
Intangible assets	90,667	102,762
General business credit carryforward	3,200	—
Federal net operating losses	10,312	—
Unused tax credits and net operating loss benefits	4,014	3,647
Foreign net operating loss and other	8,863	3,621

	149,807	138,618
Valuation allowance	(5,653)	(3,647)

	144,154	134,971

Net deferred tax asset	165,022	154,868
Less current deferred tax asset	20,868	19,897

Long-term deferred tax asset	$144,154	$134,971

        At December 26, 2003, Spherion had a net deferred tax asset of $165.0 million. This deferred tax asset was evaluated under the guidelines of SFAS No. 109 "Accounting for Income Taxes," and a determination on the basis of objective factors was made that the asset will be realized through future years taxable earnings.

        Unremitted earnings of foreign subsidiaries are considered to be permanently invested and, accordingly, United States income taxes have not been provided on these earnings. At December 26, 2003 and December 27, 2002, the estimated amount of unremitted earnings of foreign subsidiaries totaled $23.8 million and $19.6 million, respectively.

        Spherion has established a $5.7 million valuation allowance, primarily related to Canadian ($1.7 million) and state ($4.0 million) net operating losses (NOL's), to reduce its deferred tax asset to an amount that is more likely than not to be realized. The state NOL's expire over the next one to twenty years and the Canadian NOL's expire between 2004 and 2009. Spherion also has $18.3 million and $4.3 million in foreign NOL carryforwards related to its Australian and United Kingdom operations, respectively, which have an indefinite carryforward period.

        In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion's tax refund for its 2002 filing year was increased by approximately $60 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves with respect to any tax liabilities that may arise in relation to these transactions should its position be challenged by the Internal Revenue Service. However, an unfavorable settlement or adverse resolution of a challenge by the Internal Revenue Service could result in the repayment of some or all of the refund received.

9.    EMPLOYEE SAVINGS AND INVESTMENT PLANS

        Spherion has a voluntary employee savings plan (401(k) benefit plan) covering substantially all eligible United States employees. This plan has a basic match, which is based on employee contributions, and a discretionary match based on employee contributions and, in the United States, the attainment of certain financial objectives. Employer contributions, net of forfeitures, by Spherion under the plan amounted to $0.5 million, $0.9 million and $1.3 million for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively. There were approximately 1,900 participating employees in this plan as of December 26, 2003. Spherion's former subsidiary, Michael Page Group PLC, which was sold on April 2, 2001, operated a defined contribution plan covering substantially all eligible employees. Contributions by Spherion under this plan amounted to $1.7 million for the year ended December 28, 2001.

        Spherion also has a voluntary non-qualified deferred compensation plan for highly compensated employees who are not eligible to participate in Spherion's 401(k) benefit plan. The plan allows eligible employees to defer receipt of a portion of their compensation. Employee deferrals earn a return based on each employee's elected hypothetical plan investments including amounts represented by deferred stock units of Spherion's common stock. The plan is not funded, but Spherion has investments in company-owned life insurance policies classified as "Intangibles and other assets" in the accompanying consolidated balance sheets in the amount of $17.1 million and $15.9 million at December 26, 2003 and December 27, 2002, respectively. The earnings from these investments partially offset Spherion's cost of providing the benefit. The deferred compensation, along with company matching amounts and accumulated investment earnings or losses, are accrued. Such accrual amounted to $26.7 million and $24.9 million at December 26, 2003 and December 27, 2002, respectively, the long-term portion of which was included in "Deferred compensation and other long-term liabilities" and the short-term portion in "Other current liabilities" in the accompanying consolidated balance sheets. Employee deferrals within this plan represented as deferred stock units of Spherion are included in additional paid-in capital within the stockholders' equity section of the accompanying consolidated balance sheets (rather than in "Deferred compensation and other long-term liabilities") as employees may only be paid out in shares of Spherion stock. There were approximately 200 employees participating in this plan as of December 26, 2003.

        Spherion has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The aggregate amount an employee may purchase each calendar year is limited to a maximum of 15% of an employee's compensation or $25,000 in the value of the stock. There were 224,320 and 208,407 shares issued in 2003 and 2002, respectively, under this plan. A total of 162,139 shares are available as of December 26, 2003 for purchase under the plan, which expires on July 1, 2005.

10.    STOCK-BASED COMPENSATION PLANS

        Spherion has one primary stock option plan, the 2000 Stock Incentive Plan. Under the plan, options to purchase Spherion's common stock may be granted to employees and outside directors of Spherion and its subsidiaries for periods not to exceed ten years at a price that is not less than 100% of fair market value on the date of grant. At December 26, 2003 and December 27, 2002, Spherion had 2,426,701 and 1,918,676 shares, respectively, reserved for future grants under the plan.

        Changes under these stock option plans for 2003, 2002 and 2001 were as follows:

	December 26, 2003		December 27, 2002		December 28, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,545,644	$10.20	8,672,509	$15.56	9,713,745	$18.54
Granted	1,511,780	9.72	2,885,079	6.88	2,240,617	7.32
Exercised	(396,990)	6.59	(113,644)	7.74	(29,241)	6.91
Forfeited	(2,122,111)	11.08	(3,898,300)	19.76	(3,252,612)	18.86

Outstanding at end of year	6,538,323	$10.02	7,545,644	$10.20	8,672,509	$15.56

Options exercisable at end of the year	3,472,343	$11.57	3,082,528	$13.86	4,655,695	$18.74

        The following table summarizes information about fixed stock options outstanding at December 26, 2003:

	Options Outstanding
				Options Exercisable
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding at December 26, 2003	Weighted Average Remaining Contractual Life		Number Exercisable at December 26, 2003	Weighted Average Exercise Price
$ 0.00-$ 7.49	2,514,370	8.16	$6.53	1,193,240	$6.75
$ 7.50-$14.99	3,333,993	7.78	10.21	1,598,143	10.79
$15.00-$24.99	517,518	4.37	19.80	509,418	19.78
$25.00-$31.00	172,442	3.87	27.99	171,542	28.00

	6,538,323	7.55	$10.02	3,472,343	$11.57

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

        As discussed in Note 1, Significant Accounting Policies, Spherion accounts for stock-based compensation using the intrinsic value method of accounting as prescribed by APB Opinion No. 25. As required by SFAS No. 148, the table in Note 1 summarizes the impact had Spherion adopted the fair value based method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" for the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001.

        Spherion employees and outside directors are also eligible to receive grants of deferred stock units. Deferred stock units entitle the individual to receive shares of Spherion common stock at a future date after meeting service requirements or Spherion has met financial targets. During 2003 and 2002, Spherion granted approximately 499,000 and 74,000, respectively, deferred stock units with market values ranging from $4.40 to $9.99 and $7.60 to $11.60, respectively, to key management employees and outside directors. The deferred stock units vest between one and seven years or a shorter period based upon certain performance criteria. The value of these deferred stock units is amortized to compensation expense ratably over the vesting period and totaled $2.5 million, $2.7 million and $2.6 million, for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively.

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

        Under the plan, as amended during 2003, registered holders of each Right may purchase from Spherion one one-hundredth of a share of a new class of Spherion's preferred stock, $0.01 par value per share, at a price of $55.00, subject to adjustment, when the Rights become exercisable. The Rights become exercisable when a person or group of persons acquires 15% or more of the outstanding shares of Spherion's common stock without the prior written approval of Spherion's Board of Directors (an "Unapproved Stock Acquisition"), and after ten business days following the commencement of a tender offer that would result in an Unapproved Stock Acquisition. If a person or group of persons makes an Unapproved Stock Acquisition, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of Spherion's common stock having a market value equal to twice the exercise price of the Right. In the event of an Unapproved Stock Acquisition, and if following the Unapproved Stock Acquisition, Spherion is involved in either (i) a merger or (ii) a sale of 50% or more of Spherion's assets or earning power, then in such case, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the common stock of the acquiring company having a market value equal to twice the exercise price of the Right.

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

        Spherion may redeem the Rights at a price of $0.01 per Right at any time prior to an Unapproved Stock Acquisition. The Rights expire on April 1, 2014, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of Spherion, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share. A committee comprised of Spherion's independent board members shall review the Rights plan at least once in every three-year period to determine whether the maintenance of the Rights plan continues to be in the interests of Spherion and its stockholders.

12.    FINANCIAL INSTRUMENTS AND FAIR VALUES

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

        The carrying amount of cash and cash equivalents, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. Spherion's insurance deposits earn a fixed interest rate as determined at the time of funding and are carried at fair value or $95.1 million and $88.7 million as of December 26, 2003 and December 27, 2002, respectively. Company-owned life insurance policies are carried at fair market value, which approximated $17.1 million and $15.9 million as of December 26, 2003 and December 27, 2002, respectively.

        In estimating the fair value of derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. As of December 26, 2003, Spherion had one outstanding forward contract to sell 5.0 million Canadian dollars of which, the fair value or cost to unwind is not material to its consolidated results of operations. There were no outstanding forward contracts as of December 27, 2002.

        The fair value of Spherion's fixed-rate convertible subordinated notes as of December 26, 2003 and December 27, 2002 was $88.8 million and $87.2 million, respectively, with a $89.7 million and $96.7 million carrying value at December 26, 2003 and December 27, 2002, respectively. The fair value of Spherion's fixed-rate debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

13.    COMMITMENTS AND CONTINGENCIES

        Substantially all of Spherion's field operations are conducted in leased premises. Spherion also leases computer equipment. Total lease expense for the years ended December 26, 2003, December 27, 2002 and December 28, 2001 was $30.9 million, $31.0 million and $42.8 million, respectively. Future minimum lease payments under non-cancelable leases as of December 26, 2003 are $28.9 million, $21.3 million, $14.1 million, $10.1 million and $9.0 million in the years 2004 through 2008 and $13.2 million thereafter which are partially offset by $8.4 million under future non-cancelable subleases. Of these future minimum lease payments, $12.9 million have been accrued as of December 26, 2003, related to facility closures and are included as part of "Accrued restructuring", "Accounts payable and other accrued expenses" and "Deferred compensation and other long-term liabilities" in the accompanying consolidated balance sheets.

        In the normal course of business, Spherion enters into guarantee agreements. Spherion's growth strategy in prior years included acquisitions where a portion of the consideration for some of these acquisitions included contingent payments based on earnings subsequent to the acquisition. At December 26, 2003 certain acquisitions consummated have the potential for contingent payments under their respective acquisition agreements. While the amount of these potential payments cannot yet be calculated, such payments are not expected to be material based on the current operating results of these acquisitions. In connection with the disposition of certain subsidiaries, Spherion, from time to time provides routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The amount of potential liability for these indemnifications is not significant.

        Spherion had outstanding irrevocable letters of credit and bank guarantees of approximately $6.1 million and surety bonds outstanding of approximately $0.2 million. These instruments primarily collateralize Spherion's foreign lease obligations and recorded obligations under certain workers' compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year.

        Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Spherion insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses. Spherion's management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on Spherion's financial condition, results of operations or cash flows.

        On April 2, 2001, Cincinnati Financial Corporation ("CFC") filed a lawsuit against Spherion in the U.S. District Court, Southern District of Ohio seeking $50 million in compensatory damages and $300 million in punitive damages. The lawsuit arose out of a dispute between the parties in connection with Spherion's contract to develop a software application for use with CFC's insurance business. The plaintiff's complaint alleged breach of contract, fraud, negligence and misrepresentation. Spherion denied the allegations of CFC's complaint and vigorously defended against the claims. On April 2, 2001, Spherion filed a lawsuit against CFC in U.S. District Court, Northern District of Illinois seeking collection from CFC of $2,212,000 in unpaid fees in connection with the contract. On July 15, 2002, these actions were consolidated in U.S. District Court, Southern District of Ohio. On October 9, 2002, CFC filed an amended complaint to add a claim for fraudulent inducement. On August 11, 2003, CFC and Spherion entered into a Confidential Settlement Agreement and Mutual General Release under which (i) neither party admitted fault; (ii) the parties agreed to dismiss both lawsuits; and (iii) CFC agreed to accept a payment in full satisfaction and settlement of its claims. On August 15, 2003, the Final Order of Dismissal with Prejudice was entered by the Court under which all claims by the parties were dismissed. Spherion has been released of any and all liability with respect to CFC's claims, and the settlement amount above Spherion's retention of $250,000 was paid in full by Spherion's insurance carriers to CFC, not by Spherion. Accordingly, the resolution of this matter did not have a material impact on Spherion's consolidated financial position, liquidity or results of operations.

        Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. have an action pending against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to Spherion's divestiture of Interim HealthCare (the "Healthcare Divestiture") in 1997 and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against us in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture, allowing the same judge to preside over both actions. Spherion's motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they are seeking in excess of $25 million in damages. The parties will be filing post-trial briefs, with a ruling expected sometime in the second half of 2004. Spherion does not have insurance coverage for these claims. Spherion believes the resolution of this matter will not have a material impact on its consolidated financial position, liquidity or results of operations above the amounts Spherion has already provided for.

14.    SEGMENT INFORMATION

        During the fourth quarter of 2003, as a result of management structure changes, Spherion changed its basis of segmentation to include two operating segments—Staffing Services and Professional Services. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as income from continuing operations before unallocated central costs, amortization expense, interest expense, interest income, income taxes and special charges (restructuring, asset impairments and other charges, goodwill impairment, other gains and gain on sale of Michael Page). All material intercompany revenues and expenses have been eliminated. Prior periods have been restated to conform to Spherion's new operating segments. Under the guidance of SFAS No. 144, operating results related to discontinued operations have been eliminated from the segment information below.

        Operating results from StratfordGroup, Tutor Recursos Humanos and JobOptions, which were sold during the fourth quarter of 2001, are included in the Professional Services operating segment through their dates of disposition. Operating results from Michael Page are included through its date of disposition in April 2001. Operating results for these businesses were not reclassified as discontinued operations as they were disposed of prior to Spherion adopting the provisions of SFAS No. 144.

        Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes, discontinued operations and the cumulative effect of changes in accounting principle for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Revenues:
Staffing Services	$1,416,302	$1,458,309	$1,684,043
Professional Services	653,216	657,758	803,372

Total, excluding Michael Page	2,069,518	2,116,067	2,487,415
Michael Page	—	—	179,642

Total	$2,069,518	$2,116,067	$2,667,057

Gross Profit:
Staffing Services	$272,389	$310,698	$367,625
Professional Services	206,908	216,640	286,039

Total, excluding Michael Page	479,297	527,338	653,664
Michael Page	—	—	107,252

Total	$479,297	$527,338	$760,916

Segment Operating Profit Margin:
Staffing Services	$22,450	$39,135	$56,301
Professional Services	(2,136)	(292)	20,253

Total, excluding Michael Page	20,314	38,843	76,554
Michael Page	—	—	31,733

Total	20,314	38,843	108,287
Unallocated central costs	(30,812)	(26,566)	(26,587)
Amortization of intangibles	(448)	(321)	(34,290)
Interest expense	(6,101)	(11,192)	(24,399)
Interest income	5,455	5,914	9,595
Restructuring, asset impairments and other charges	(5,213)	(10,449)	(137,300)
Goodwill impairment	—	(291,497)	—
Other gains	313	10,458	2,435
Gain on sale of Michael Page	—	—	305,704

(Loss) earnings from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principle	$(16,492)	$(284,810)	$203,445

Geographic Information:
Revenues:
North America	$1,827,582	$1,875,605	$2,226,291
Europe	119,845	118,396	301,428
Asia/Pacific	122,091	122,066	139,338

Total	$2,069,518	$2,116,067	$2,667,057

Services Information:
Revenues:
Temporary Staffing	$1,653,881	$1,657,881	$1,964,864
Managed Services	349,693	399,119	435,011
Permanent Placement	65,944	59,067	87,540

Total, excluding Michael Page	2,069,518	2,116,067	2,487,415
Michael Page	—	—	179,642

Total	$2,069,518	$2,116,067	$2,667,057

Depreciation Expense:
Staffing Services	$18,669	$17,034	$17,302
Professional Services	10,145	11,084	11,323

Total, excluding Michael Page	28,814	28,118	28,625
Michael Page	—	—	2,487

Total	$28,814	$28,118	$31,112

Total Assets:
Staffing Services	$286,298	$242,647	$808,568
Professional Services	162,704	149,624	640,722
Corporate	415,832	471,424	427,009

Total	$864,834	$863,695	$1,876,299

Property and Equipment, Net:
North America	$123,965	$86,857	$90,717
Europe	7,113	3,814	6,179
Asia/Pacific	2,370	3,849	4,791

Total	$133,448	$94,520	$101,687

        Spherion has no single customer representing greater than 10% of revenues. Revenues in the United Kingdom were $92.2 million, $91.5 million and $257.5 million for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively. Property and equipment, net in the United Kingdom were $6.2 million, $3.1 million and $3.5 million at December 26, 2003, December 27, 2002 and December 28, 2001, respectively.

15.    EARNINGS (LOSS) PER SHARE

        Basic (loss) earnings per share are computed by dividing Spherion's (loss) earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principle by the weighted average number of shares outstanding during the period.

        When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion's earnings from continuing operations before discontinued operations and cumulative effect of changes in accounting principle plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the "treasury stock" method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

        The following table reconciles the numerator (earnings (loss) from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	Fiscal Years Ended
	December 26, 2003			December 27, 2002			December 28, 2001
	Loss From Continuing Operations	Shares	Per Share Amount	Loss From Continuing Operations	Shares	Per Share Amount	Earnings From Continuing Operations	Shares	Per Share Amount
Basic EPS	$(10,976)	59,951	$(0.18)	$(273,320)	59,417	$(4.60)	$115,288	59,502	$1.94

Effect of Dilutive Securities:
Stock options and other dilutive securities	—	—		—	—		—	483
Convertible subordinated notes	—	—		—	—		6,282	5,949

Diluted EPS	$(10,976)	59,951	$(0.18)	$(273,320)	59,417	$(4.60)	$121,570	65,934	$1.84

16.    QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except per share data and share price)

        The following is an analysis of certain quarterly results of operations and other data for the fiscal years ended December 26, 2003 and December 27, 2002.

	Quarter Ended
	December 26, 2003	September 26, 2003	June 27, 2003	March 28, 2003
Revenues	$555,036	$528,008	$501,901	$484,573
Gross profit	124,925	120,556	119,521	114,295
Net loss	(688)	(1,944)	(6,498)	(4,783)
Basic loss per share	(0.01)	(0.03)	(0.11)	(0.08)
Diluted loss per share	(0.01)	(0.03)	(0.11)	(0.08)
Share price:
High	10.10	7.86	6.98	6.86
Low	6.75	5.72	3.80	3.80
	Quarter Ended
	December 27, 2002	September 27, 2002	June 28, 2002	March 29, 2002
Revenues	$526,515	$528,602	$529,702	$531,248
Gross profit	133,059	131,595	134,239	128,445
(Loss) earnings before cumulative effect of change in accounting principle	(277,700)	2,256	(8,553)	(3,712)
Net (loss) earnings	(277,700)	2,256	(8,553)	(619,275)
Basic (loss) earnings per share before cumulative effect of change in accounting principle	(4.66)	0.04	(0.14)	(0.06)
Diluted (loss) earnings per share before cumulative effect of change in accounting principle	(4.66)	0.04	(0.14)	(0.06)
Basic (loss) earnings per share	(4.66)	0.04	(0.14)	(10.46)
Diluted (loss) earnings per share	(4.66)	0.04	(0.14)	(10.46)
Share price:
High	7.05	11.93	12.84	12.00
Low	5.35	6.74	9.76	8.40

        The third and fourth quarters of 2003 include after-tax restructuring charges of $1.6 million and $2.1 million, respectively, or $0.03 per basic and diluted share.

        During the three months ended June 28, 2002, Spherion adopted a plan to dispose of certain subsidiaries. The operating results of these subsidiaries are included in discontinued operations for all periods disclosed above. The net loss from discontinued operations, including loss on disposal, was $3.5 million, $1.6 million, $7.7 million, and $1.6 million for the fourth, third, second, and first quarters of 2002, respectively or $0.06, $0.03, $0.13, and $0.03 per basic and diluted share for the same periods.

        The fourth quarter of 2002 includes an after-tax loss of $277.6 million or $4.66 per basic and diluted share on the write-down of goodwill due to the required annual review of intangible balances in accordance with SFAS No. 142. The first quarter of 2002 includes the cumulative effect of accounting change to adopt SFAS No. 142 of $615.6 million after-tax.

        The fourth and third quarters of 2002 include an after-tax gain on the repurchase of the 4 1/2% convertible subordinated notes of $4.0 million and $2.5 million, respectively or $0.07 and $0.04 per basic and diluted share.

17.    SUBSEQUENT EVENTS

        During the first quarter of 2004, Spherion decided to dispose of its operations in the United Kingdom, The Netherlands and in the Asia/Pacific region, as well as its court reporting operation located in the United States. The decision to dispose of these businesses is consistent with Spherion's stated objective of focusing on North American staffing and recruiting businesses. The operations are expected to be sold to third parties within the next year. All of these businesses are included within the Professional Services operating segment and the following table presents summary financial information for these operations as of and for the year ended December 26, 2003 (in thousands):

Revenues	$302,406
Pre-tax losses	$(7,665)
Total assets	$79,452
Total property and equipment	$9,747

        In connection with the disposition of these operations, Spherion expects to incur a loss of $4 million to $6 million to write the value of these operations down to their expected realizable values, net of selling costs. The estimated loss is based on management's best estimates available and could change. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets, liabilities and results of operations are included in the accompanying financial statements as part of continuing operations for 2003, but are expected to be reclassified to discontinued operations during the first quarter of 2004.

        Additionally, Spherion announced the retirement of its Chief Executive Officer during the first quarter of 2004. As a result, Spherion expects to incur a first quarter charge of approximately $6 million. Approximately $1 million of the charge relates to the accelerated vesting of stock options and the remainder is payable over 2 years, in accordance with the provisions of her separation agreement.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in our principal accountants during the two most recent fiscal years or any subsequent interim period.

Item 9A.    CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report in timely alerting them as to material information relating to our company (including our consolidated subsidiaries) required to be included in this Annual Report.

        There has been no change in our internal control over financial reporting during the quarter ended December 26, 2003, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Beginning in July 2003, we started the implementation of our new enterprise-wide information system. The full implementation is expected to be completed early in the third quarter of 2004 and is expected to improve our internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14.

        Certain information regarding our executive officers is contained in Part I and certain information regarding our stock plans is contained in Part III, Item 12 below. The remaining information required by Items 10 and 12 and the information required by Items 11, 13 and 14 of this Part III is omitted because, no later than 120 days from December 26, 2003, we will file and distribute our definitive proxy statement for our 2004 annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes our stock options and deferred stock units to be issued upon exercise and the number of securities available for future issuances as of December 26, 2003:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and deferred stock units	Weighted-average exercise price of outstanding options and deferred stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,538,323	$10.02	2,426,701
Equity compensation plans not approved by security holders	824,238	—	482,877

Total	7,362,561	$8.90	2,909,578

        The equity compensation plan not approved by security holders is a deferred stock plan which allows grants of deferred stock units to employees and outside directors. Deferred stock units entitle the individual to receive shares of our common stock at a future date after meeting service requirements or financial targets. The deferred stock units vest between one and seven years or a shorter period based upon certain performance criteria.

        The information required by Item 403 of Regulation S-K is omitted because, no later than 120 days from December 26, 2003, we will file and distribute our definitive proxy statement for our 2003 annual meeting of stockholders containing the information required by such Item.

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

(3)
EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit Number	Exhibit Name
3.1	Restated Certificate of Incorporation of Spherion, as last amended on July 7, 2000, filed as Exhibit 3.1 to Spherion's Report on Form 8-K filed July 7, 2000, is incorporated herein by reference.
3.2	Restated By-Laws of Spherion, as amended through November 11, 2003, filed as Exhibit 3.2 attached hereto.
4.1	Form of Stock Certificate, filed as Exhibit 4.1 to Spherion's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
4.2	Rights Agreement dated as of March 17, 1994 between Spherion and Boatmen's Trust Company, filed as Exhibit 1.1 to Spherion's Form 8-A filed April 11, 1994, is incorporated herein by reference.
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
4.7
Article I and Article V of the Restated By-Laws of Spherion, as amended through November 11, 2003, filed as Exhibit 4.7 to Spherion's Form 10-Q for the quarter ended June 28, 2002, are incorporated herein by reference.
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
4.14	Amendment No. 6, dated as of December 1, 2003, to Rights Agreement dated March 17, 1994, by and between Spherion and the Bank of New York, filed as Exhibit 4.14 attached hereto.
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
10.18*	The Deferred Compensation Plan of Spherion Corporation, filed as Exhibit 4.1 to Spherion's Form S-8 filed on July 23, 1997, is incorporated herein by reference.
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
10.53*
Fifth Amendment to the Spherion Deferred Compensation Plan dated January 1, 2001, filed as Exhibit 10.53 to Spherion's Form 10-Q for the quarter ended June 29, 2001, is incorporated herein by reference.
10.55*	Restated Employment Agreement by and between Spherion and Roy G. Krause, amended through November 30, 2003, filed as Exhibit 10.55 attached hereto.
10.56*	Restated Change in Control Agreement by and between Spherion and Roy G. Krause, amended through November 30, 2003, filed as Exhibit 10.56 attached hereto.
10.57*	Form of Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.57 attached hereto.

10.58*	Form of Change in Control Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.58 attached hereto.
10.59*	Spherion Corporation Deferred Stock Plan (as amended and restated December 20, 2002) filed as Exhibit 10.59 to Spherion's Form 10-K for the year ended December 27, 2002, is incorporated by reference.
10.60
Credit Agreement, dated as of July 24, 2003, made by and among the financial institutions from time to time parties thereto (such financial institutions, together with their respective successors and assigns, are referred to thereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America, N.A., as Administrative Agent and Collateral Agent for the Lenders and Spherion, filed as Exhibit 10.60 to Spherion's 10-Q for the quarter ended September 26, 2003, is incorporated herein by reference.
10.61
First Amendment to Credit Agreement, Security Agreement, Pledge Agreement and Guaranty Agreement dated August 25, 2003 by and among Spherion, as borrower, each subsidiary of Borrower party to the Security Agreement, the Pledge Agreement and the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent to the Lenders, filed as Exhibit 10.61 to Spherion's 10-Q for the quarter ended September 26, 2003, is incorporated herein by reference.
10.62*	Form of Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.62 attached hereto.
11	See "Earnings (Loss) Per Share" in Note 15 of the Notes to Consolidated Financial Statements included at page 62 herein.
21	Subsidiaries of Spherion, filed as Exhibit 21 attached hereto.
23.1	Consent of Deloitte & Touche LLP, filed as Exhibit 23.1 attached hereto.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.1 attached hereto.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 attached hereto.

*
This Exhibit is a management contract or compensatory plan or arrangement.

(b)
REPORTS FILED ON FORM 8-K

        On October 27, 2003, we furnished a Report on Form 8-K regarding a press release announcing our results of operations for the fiscal quarter ended September 26, 2003. The Report on Form 8-K was furnished pursuant to Item 12 thereof; this listing does not constitute a filing of the information in such Report and does not incorporate by reference the Report on Form 8-K or its contents into any of our other filings with the Commission.

        On October 28, 2003, we filed a Report on Form 8-K regarding a press release announcing the appointment of Eric Archer as president of our newly formed professional services organization.

(c)
EXHIBITS FILED WITH THIS FORM

3.2	Restated By-Laws of Spherion, as amended through November 11, 2003.
4.14	Amendment No. 6, dated as of December 1, 2003, to Rights Agreement dated March 17, 1994, by and between Spherion and the Bank of New York.
10.55	Form of (Amended and Restated) Employment Agreement by and between Spherion and Roy G. Krause.
10.56	Form of (Amended and Restated) Change in Control Agreement by and between Spherion and Roy G. Krause.
10.57	Form of Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto.
10.58	Form of Change in Control Agreement by and between Spherion and the individuals listed on Schedule A attached thereto.
10.62	Form of Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto.
21	Subsidiaries of Spherion.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(d)
OTHER FINANCIAL STATEMENTS

        There were no other financial statements of the type described in subparagraph (d) of Item 15 of Part IV required to be filed herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spherion has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPHERION CORPORATION
March 10, 2004	By	/s/ ROY G. KRAUSE Roy G. Krause President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spherion and in the capacities and on the date indicated.

Signature	Title

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman and Director
/s/ WILLIAM F. EVANS William F. Evans	Director
/s/ JAMES J. FORESE James J. Forese	Director
/s/ CINDA A. HALLMAN Cinda A. Hallman	Director
/s/ J. IAN MORRISON J. Ian Morrison	Director
/s/ DAVID R. PARKER David R. Parker	Director
/s/ A. MICHAEL VICTORY A. Michael Victory	Director
(Signed as to each on March 10, 2004)

/s/ ROY G. KRAUSE Roy G. Krause	President and Chief Operating Officer (principal executive officer)
/s/ MARK W. SMITH Mark W. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
(Signed as to each on March 10, 2004)

SPHERION CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal Year Ended December 28, 2001
Allowance for Doubtful Accounts	$(21,643)	$(8,654)	$—	$20,036	$(10,261)

Accumulated Amortization:
Goodwill	$(120,958)	$(33,836)	$1,937	$28,667	$(124,190)
Trade names	(18,475)	(1,371)	979	18,621	(246)
Other	(330)	—	—	330	—

	$(139,763)	$(35,207)	$2,916	$47,618	$(124,436)

Fiscal Year Ended December 27, 2002
Allowance for Doubtful Accounts	$(10,261)	$(3,418)	$—	$6,919	$(6,760)

Accumulated Amortization:
Goodwill	$(124,190)	$—	$—	$124,190	$—
Trade names	(246)	(237)	—	119	(364)
Other	—	(84)	—	—	(84)

	$(124,436)	$(321)	$—	$124,309	$(448)

Fiscal Year Ended December 26, 2003
Allowance for Doubtful Accounts	$(6,760)	$(3,298)	$—	$3,387	$(6,671)

Accumulated Amortization:
Trade names	$(364)	$(203)	$—	$18	$(549)
Other	(84)	(245)	—	(4)	(333)

	$(448)	$(448)	$—	$14	$(882)

QuickLinks

PART I
PART II
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share amounts)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For Fiscal Years Ended December 26, 2003, December 27, 2002 and December 28, 2001 (amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
SPHERION CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (amounts in thousands)