Form 10-Q
period 2004-03-26
SPHERION CORP
filed 2004-05-03
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

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

Number of shares of Registrant’s Common Stock, par value $.01 per share (“Common Stock”), outstanding on April 23, 2004 was 60,366,222.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	March 26, 2004	March 28, 2003
Revenues	$478,551	$414,134
Cost of services	378,479	322,536

Gross profit	100,072	91,598

Selling, general and administrative expenses	96,660	95,547
Interest expense	1,443	1,500
Interest income	(1,018)	(1,324)
Restructuring and other charges	8,874	—
	105,959	95,723

Loss from continuing operations before income taxes and discontinued operations	(5,887)	(4,125)
Income tax benefit	1,911	1,412

Loss from continuing operations before discontinued operations	(3,976)	(2,713)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $1,942 and $1,058, respectively)	(6,705)	(3,033)
Income tax benefit	2,549	963
Net loss from discontinued operations	(4,156)	(2,070)

Net loss	$(8,132)	$(4,783)

Loss per share — Basic and Diluted:
Loss from continuing operations before discontinued operations	$(0.07)	$(0.05)
Loss from discontinued operations	(0.07)	(0.03)

	$(0.13)	$(0.08)

Weighted average shares used in computation of loss per share:
Basic	60,536	59,698
Diluted	60,536	59,698

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	March 26, 2004	December 26, 2003
Assets
Current Assets:
Cash and cash equivalents	$24,377	$21,248
Receivables, less allowance for doubtful accounts of $2,697 and $6,671	296,438	330,001
Deferred tax asset	20,868	20,868
Income tax receivable	25,414	20,710
Insurance deposit	25,876	27,412
Other current assets	16,486	19,261
Assets of discontinued operations	72,505	—

Total current assets	481,964	439,500
Goodwill	47,497	49,977
Property and equipment, net	120,125	133,448
Deferred tax asset	137,378	144,154
Insurance deposit	64,370	67,688
Intangibles and other assets	30,894	30,067

	$882,228	$864,834

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$6,212	$6,939
Accrued restructuring	5,867	5,531
Accounts payable and other accrued expenses	84,659	97,019
Accrued salaries, wages and payroll taxes	65,336	60,282
Accrued insurance reserves	36,873	36,849
Other current liabilities	7,910	7,391
Liabilities of discontinued operations	26,401	—

Total current liabilities	233,258	214,011
Long-term debt, net of current portion	8,240	8,325
Convertible subordinated notes	89,748	89,748
Accrued insurance reserves	29,870	29,110
Accrued income tax payable	81,903	79,423
Deferred compensation and other long-term liabilities	32,463	32,372

Total liabilities	475,482	452,989

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 5,164,330 and 5,425,781 shares, respectively	(51,593)	(54,971)
Additional paid-in capital	852,596	852,995
Accumulated deficit	(410,732)	(402,600)
Accumulated other comprehensive income	15,822	15,768

Total stockholders’ equity	406,746	411,845

	$882,228	$864,834

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Three Months Ended
	March 26, 2004	March 28, 2003
Cash Flows from Operating Activities:
Net loss	$(8,132)	$(4,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations loss on disposal	1,942	1,058
Depreciation and amortization	8,511	6,796
Deferred income tax (benefit) expense	—	(3,659)
Restructuring and other charges	10,208	—
Other non-cash charges	1,335	2,047
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(17,993)	16,042
Other assets	805	(1,647)
Income tax receivable	(2,898)	77,229
Accounts payable, accrued liabilities and other liabilities	11,813	(12,398)
Accrued restructuring	(3,153)	(991)
Net Cash Provided by Operating Activities	2,438	79,694

Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	—	1,000
Acquisitions and earnout payments, net of cash acquired	(212)	(21)
Capital expenditures, net	(4,519)	(16,216)
Insurance deposit	5,091	3,287
Other	(482)	1,741
Net Cash Used in Investing Activities	(122)	(10,209)

Cash Flows from Financing Activities:
Debt repayments	(1,576)	(2,672)
Proceeds from exercise of employee stock options	1,308	—
Other, net	1,036	1,481
Net Cash Provided by (Used in) Financing Activities	768	(1,191)
Net increase in cash and cash equivalents	3,084	68,294
Effect of exchange rates on cash and cash equivalents	45	(414)
Cash and cash equivalents, beginning of period	21,248	65,456

Cash and cash equivalents, end of period	$24,377	$133,336

Supplemental Cash Flow Information:
Non-cash activities:
Short-term note payable for purchase of software and related costs	$823	$2,285

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements of Spherion Corporation and subsidiaries (“Spherion”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Spherion’s consolidated financial statements and notes thereto for each of the fiscal years in the three-year period ended December 26, 2003 included in its Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three-month period ended March 26, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004.  As discussed in Note 4, Discontinued Operations, certain portions of Spherion’s operations have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements and accordingly, prior period operating results of these subsidiaries have also been reclassified.  Additionally, certain 2003 amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities we are required to consolidate.  All material intercompany transactions and balances have been eliminated.

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

Spherion has one primary stock option plan, the 2000 Stock Incentive Plan.  As all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant, Spherion has not historically or in the periods presented, included stock-based compensation cost in its net earnings or loss. The following table illustrates the effect on net loss and loss per share for the three months ended March 26, 2004 and March 28, 2003, if Spherion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 26, 2004	March 28, 2003

Net loss, as reported	$(8,132)	$(4,783)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,073)	(900)

Pro forma net loss	$(9,205)	$(5,683)

Loss per share:
Basic and Diluted—as reported	$(0.13)	$(0.08)

Basic and Diluted—pro forma	$(0.15)	$(0.10)

The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and fair value. The following weighted average assumptions were used:

	Three Months Ended
	March 26, 2004	March 28, 2003

Expected life (in years)	3.3	3.1
Interest rate	2.30%	1.95%
Volatility	58.00%	64.00%
Expected dividends	—	—
Weighted average per share fair value	$3.55	$2.46

3. Variable Interest Entities

During the first quarter of 2004, Spherion adopted FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as revised. FIN 46 provides guidance on identifying variable interest entities (“VIE”) and assessing whether or not a VIE should be consolidated. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary.

Spherion has two forms of franchising arrangements, franchises and licenses. Spherion has determined that the franchise and/or license arrangement alone does not create a variable interest. However, Spherion has provided financing to certain of its franchisees and licensees, which does create a potential variable interest relationship.

As of March 26, 2004, Spherion had six franchisees with loan balances totaling approximately $3.1 million. After performing the required probability-weighted cash flow analyses, three of the franchisees were determined not to be VIEs. The remaining three are VIEs, however Spherion is not the primary beneficiary, thus consolidation is not required. These three franchisees provide light industrial and clerical staffing and their approximate gross revenues for the periods ended March 26, 2004 and March 28, 2003 were $2.3 million and $1.6 million, respectively. Spherion’s maximum exposure to loss is limited to its loan and royalty receivable balances of $0.6 million as of March 26, 2004. All loan and royalty receivables are included in “Receivables”, “Other current assets” and “Intangibles and other assets” in the accompanying condensed consolidated balance sheets.

As of March 26, 2004, Spherion had 13 licensees with a total loan balance approximating $1.0 million. Spherion performed its evaluation on these licensee entities and determined that these entities are VIEs and Spherion is the primary beneficiary. As such, Spherion has consolidated the operations and assets and liabilities of these licensees as of March 26, 2004. Spherion’s licensees provide light industrial and clerical staffing and court reporting services, and the approximate revenues for the three-month periods ended March 26, 2004 and March 28, 2003 from these operations were $22.9 million and $23.3 million, respectively. Revenues and costs of services generated by all licensed operations are recorded gross in Spherion’s consolidated statements of operations and Spherion pays the licensee a commission. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee’s full-time office employees. For the licensed operations that have been determined to be VIEs and are now consolidated, the impact on Spherion’s consolidated statements of operations is the elimination of their respective licensee commissions, which is replaced with salaries and wages, depreciation, other operating expenses and minority interest expense as the licensee still retains the incremental profits or losses. Spherion’s total assets and liabilities increased by $3.5 million due to the consolidation. General creditors of Spherion’s licensees do not have any recourse against Spherion.

4. Discontinued Operations

During the first quarter of 2004, Spherion adopted a plan to dispose of its international staffing operations in the United Kingdom, The Netherlands and the Asia/Pacific region along with its court reporting business in the United States.  These businesses operated within the Professional Services operating segment. These businesses do not meet Spherion’s growth and return requirements.

Spherion sold its staffing operations in The Netherlands on March 26, 2004 resulting in a pre-tax loss on the sale of $1.7 million.  The proceeds of $2.4 million were received by Spherion in April 2004 and as such are recorded as a receivable in “Other current assets” in the accompanying condensed consolidated balance sheet as of March 26, 2004.  As part of the sale, Spherion indemnified the purchaser for certain liabilities including a potential employment related liability to The Netherlands government, and this potential liability is backed by a bank guarantee in the amount of € 3.4 million (approximately $4.1 million at current exchange rates).  The Netherlands government has asserted that Spherion did not obtain necessary documentation from or properly withheld wages from certain employees in The Netherlands.  Spherion denies the allegations but intends to enter into settlement negotiations with The Netherlands tax authorities and has accrued its best estimate of the expected liability.

The major classes of assets and liabilities for these held for sale subsidiaries as of March 26, 2004 is as follows (in thousands):

Professional Services

Receivables, net	$47,535
Goodwill	2,342
Property and equipment, net	8,678
Deferred tax asset	7,086
Prepaids and other assets	6,864
Total assets of discontinued operations	$72,505

Account payable and other accrued expenses	$15,293
Accrued payroll and taxes	9,601
Other liabilities	1,507
Total liabilities of discontinued operations	$26,401

The table above does not include an unrealized gain due to currency translation adjustments of approximately $12 million, which is included in “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets.

As a result of Spherion’s decision to dispose of these businesses, the operating results for all periods presented of these subsidiaries have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior year operating results from discontinued operations include the results of Spherion’s former Netherlands technology consulting subsidiary and Saratoga through the dates of their dispositions during the first half of 2003.

Revenue and pre-tax losses of these subsidiaries included within loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 26, 2004 and March 28, 2003 are as follows (in thousands):

	March 26, 2004			March 28, 2003
	Professional Services	Staffing Services	Total	Professional Services	Staffing Services	Total

Revenue	$77,996	$—	$77,996	$74,914	$484	$75,398
Gross Profit	$22,525	$—	$22,525	$24,484	$242	$24,726
Selling, general and administrative expenses	25,954	—	25,954	26,256	445	26,701
Restructuring and other charges	1,334	—	1,334	—	—	—
Pre-tax loss from operations	(4,763)	—	(4,763)	(1,772)	(203)	(1,975)
Pre-tax (loss) gain on disposal	(1,942)	—	(1,942)	(1,200)	142	(1,058)
Income tax benefit	2,549	—	2,549	936	27	963
Net loss from discontinued operations	$(4,156)	$—	$(4,156)	$(2,036)	$(34)	$(2,070)

Restructuring and other charges of $1.3 million were primarily due to the termination of 38 personnel to prepare these businesses to be sold. Spherion evaluated its investments in its remaining subsidiaries held for sale and compared the book value with net realizable value as of March 26, 2004 and no valuation adjustments were required. Spherion expects its United Kingdom and Asia/Pacific staffing operations and its court reporting business will be sold to third parties before December 31, 2004.

5. Comprehensive Income (Loss)

The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 26, 2004	March 28, 2003
Net loss	$(8,132)	$(4,783)

Other comprehensive income:
Foreign currency translation adjustments arising during the period	509	1,581
Reclassification adjustment for foreign currency translation relating to the sale of The Netherlands Staffing (in 2004) and Technology (in 2003) subsidiaries, respectively	(455)	5,904
Total other comprehensive income	54	7,485

Total comprehensive (loss) income	$(8,078)	$2,702

6. Segment Information

Spherion has two operating segments: Staffing Services and Professional Services.  Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated corporate costs, interest expense, interest income, income taxes and special items (restructuring and other charges). All material intercompany revenues and expenses have been eliminated.  Amounts related to Spherion’s discontinued operations have been eliminated from the segment information below.

Information on operating segments and a reconciliation to loss from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended
	March 26, 2004	March 28, 2003
Revenues:
Staffing Services	$385,438	$329,670
Professional Services	93,113	84,464

Total	$478,551	$414,134

Gross Profit:
Staffing Services	$72,639	$65,001
Professional Services	27,433	26,597

Total	$100,072	$91,598

Segment Operating Profit:
Staffing Services	$6,984	$3,427
Professional Services	2,278	65

Segment operating profit	9,262	3,492

Unallocated corporate costs	(5,850)	(7,441)
Interest expense	(1,443)	(1,500)
Interest income	1,018	1,324
Restructuring and other charges	(8,874)	—

Loss from continuing operations before income taxes	$(5,887)	$(4,125)

7. Earnings / (Loss) Per Share

Basic earnings (loss) per share are computed by dividing Spherion’s net earnings (loss) by the weighted average number of shares outstanding during the period.

When not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings from continuing operations plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible subordinated notes is determined by applying the “if converted” method.

There is no effect of dilutive securities on the calculation of earnings per share for the first quarter of 2004 or 2003 due to the fact that such potential common shares are anti-dilutive since Spherion incurred a loss.

8.  Restructuring and Other Charges

During the second half of 2003, Spherion identified certain cost reduction opportunities related to the realignment of its operating segments and the implementation of its enterprise-wide information system, and adopted a restructuring plan (the “2003 Plans”) to eliminate redundancies and centralize business support functions by terminating 149 personnel and to reduce excess capacity with the closure of 13 offices.

During the first quarter of 2004, Spherion implemented additional cost reduction actions pursuant to the 2003 Plans. The implementation of these cost reduction opportunities resulted in the termination of 49 additional personnel and the closure of 9 additional offices, resulting in a restructuring charge of $2.9 million. This charge included $0.4 million relating to the Staffing Services operating segment, $1.5 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office technology costs. Additional severance expense approximating $0.4 million (pre-tax) will be incurred through the third quarter of 2004 as a result of personnel whose termination dates were beyond 60 days of notification.

An analysis of the plans along with amounts remaining to be distributed under the restructuring plans initiated in prior years is as follows (in thousands):

	Facility Closures and Asset Write-offs	Severance	Total

Balance at December 26, 2003	$3,389	$2,142	$5,531
First quarter plan charges	1,199	1,739	2,938
Utilized-first quarter 2004	(871)	(1,731)	(2,602)

Balance at March 26, 2004	$3,717	$2,150	$5,867

At March 26, 2004, the remaining accruals for facility closures and asset write-offs of $3.7 million relate to lease payments on 28 closed locations that will be paid out through 2006 (net of applicable sublease income), and assets to be disposed of. The remaining severance accruals relate to terminated employees who have extended payout terms. Severance for employees with retention periods that extend past 60 days are accrued ratably over the retention period.

During the first quarter of 2004, Spherion also incurred other charges of $5.9 million to terminate the employment contract of its former chief executive officer.  This includes approximately $0.8 million of non-cash charges related to stock-based compensation.

9. Goodwill and Other Intangibles

The change in the carrying amount of goodwill for the first quarter of 2004 is as follows (in thousands):

	Staffing Services	Professional Services	Total

Balance at December 26, 2003	$38,436	$11,541	$49,977
Foreign currency changes and other	(154)	16	(138)
Reclassified to discontinued operations	—	(2,342)	(2,342)

Balance at March 26, 2004	$38,282	$9,215	$47,497

Other intangible assets, which are amortized, are primarily comprised of trade names, trademarks and non-compete and employment agreements and amounted to $1.9 million, less accumulated amortization of $1.0 million as of March 26, 2004. Amortization of trade names and other intangibles for the three months ended March 26, 2004 and March 28, 2003 amounted to $0.2 million and $0.1 million, respectively. Annual amortization expense of other intangible assets is expected to be $0.3 million and $0.1 million for fiscal years 2005 and 2006 and less than $50,000 for each of the fiscal years ended 2007 through 2009. The remaining weighted average life of other intangible assets is approximately 2 years.

10. Legal Proceedings and Contingencies

Spherion, in the ordinary course of its business, is threatened with or named as a defendant in various lawsuits. Spherion maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Spherion insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses. Spherion’s management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on Spherion’s financial condition, results of operations or cash flows.

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. have an action pending against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to Spherion’s divestiture of Interim HealthCare (the “Healthcare Divestiture”) in 1997 and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against Spherion in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture, allowing the same judge to preside over both actions. Spherion’s motion for summary judgment was granted for the reformation claim.  The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they are seeking in excess of $25 million in damages. The parties are filing post-trial briefs, with a ruling expected sometime in the second half of 2004. Spherion does not have insurance coverage for these claims. Spherion believes the resolution of this matter will not have a material impact on its consolidated financial position, liquidity or results of operations above the amounts Spherion has already provided for.

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

Several states are examining Spherion’s 2003 unemployment tax rates.  Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state.  In the states where the rate is currently being examined or challenged, the claims are estimated to be approximately $3 million.  It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges and believes that it has complied with all applicable rules and regulations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  It includes the following sections:

•                  Executive Summary

•                  Operating Results

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements – Safe Harbor

Executive Summary

We operate in a large, fragmented market with positive long-term prospects.  The staffing industry presently appears to be exiting a difficult market that has lasted three years.  The weaker markets have in part contributed to significant price competition and lower margins as major staffing competitors attempt to maintain or increase market share.  This price competition along with higher employment related costs, particularly for state unemployment costs, continues to put pressure on gross profit margins.

Operating conditions during the first quarter of 2004 were characterized by the following:

•                   Overall revenues increased from the comparable period in the prior year as customers’ demand for temporary and permanent placement services increased.

•                   Revenues increased on a sequential quarter basis due to strong customer demand.  Over the past three years we experienced a seasonal decline in revenues of 6% to 9% in the first quarter of the year in comparison with the preceding quarter.

•                   Pressure on our gross profit margins continued as the market for services remained very competitive and due to substantially increased state unemployment costs.  Many states are faced with under funded unemployment trust funds and have substantially increased rates to replenish their funds.

•                   Light industrial staffing revenue experienced a first quarter year over year increase of 30.7%, including acquisition growth.

•                   Clerical staffing revenue continued its sequential growth trend for the third consecutive quarter, in addition to a first quarter year over year increase of 11.1%, including acquisition growth.

•                   An increase in information technology staffing revenue for the second sequential quarter and an increase over the first quarter of the prior year of 10.9%.

•                   Higher levels of permanent placement revenue than in the first quarter of the prior year and over the prior quarter for both segments.

•                   We announced plans to sell our operations in The Netherlands, the United Kingdom and in the Asia/Pacific region.  We also announced that we were selling our court reporting operation in the United States. The operation in The Netherlands was sold at the end of the first quarter.

During 2003, we began the implementation of our enterprise-wide information system with the roll-out of new general ledger, fixed asset and accounts payable modules in July.  At the end of the third quarter of 2003, we implemented the new payroll module for non-temporary staff and began the roll-out of the front office and payroll and billing modules for temporary staff.  By the end of the fourth quarter, we had converted approximately 30 pilot locations to this front office and temporary payroll and billing system, and we had another 160 offices converted by the end of March 2004 (238 at the end of April 2004 or approximately 40% of our locations).   We currently anticipate that substantially all locations will be converted to the new system by the end of the third quarter of 2004.

Operating Results

Consolidated Operating Results

Three Months Ended March 26, 2004 Compared With March 28, 2003

•                  Revenue in 2004 was $478.6 million, up 15.6% from 2003 due to increased demand and the acquisition of the Canadian operation during April 2003, which contributed $20.0 million in revenues in the first quarter of 2004.

•                  Gross profits increased to $100.1 million, up 9.3% from the prior year due primarily to the increase in revenues.  The gross profit margins decreased to 20.9% from 22.1% in the prior year due primarily to continued pricing pressure and increased costs of state unemployment insurance.

•                  Selling, general and administrative expenses were $96.7 million, an increase of 1.2% over prior year despite a 15.6% increase in revenues.

•                  We continued the rollout of our enterprise-wide information system into approximately 160 additional offices during the first quarter of 2004.  Capital spending during the quarter totaled $1.7 million for this system.  Our selling, general and administrative expenses continue to include non-capitalizable costs associated with the implementation of this system and these costs aggregated $1.7 million for the first quarter of 2004 and $2.1 million for the first quarter of 2003.

•                  We incurred restructuring and other charges in the first quarter 2004 of approximately $2.9 million to further consolidate domestic operating units and reduce back office costs and an additional $5.9 million in costs to terminate the employment contract of our former chief executive officer.

•                  Our tax rate from continuing operations for 2004 was 32.5% versus 34.2% for 2003.

•                  Discontinued operations incurred pre-tax losses from operations of $4.8 million, including restructuring and other charges of $1.3 million, and an estimated loss on sale of $1.9 million during the first quarter of 2004.

•                  Our debt level at the end of the quarter was consistent with the prior year-end.

Discontinued Operations

During the first quarter of 2004, we adopted a plan to dispose of our international staffing operations in the United Kingdom, The Netherlands and the Asia/Pacific region along with our court reporting business in the United States.  These businesses operated within the Professional Services segment. These businesses do not meet our growth and return requirements. The Netherlands staffing operations was disposed of on March 26, 2004.  These subsidiaries had revenues of $78.0 million and $70.4 million and had operating losses (including restructuring and other charges) before income taxes of $4.8 million and $2.2 million, for the quarters ended March 26, 2004 and March 28, 2003, respectively. Also included in the results of discontinued operations for the three months ended March 28, 2003, are revenues of $5.0 million and pre-tax operating income of $0.2 million relating to our former Netherlands technology consulting subsidiary and Saratoga.

See Note 4, Discontinued Operations, in the accompanying condensed consolidated financial statements for additional information.

Restructuring and Other Charges

During the first quarter of 2004, we implemented additional cost reduction actions pursuant to the 2003 Plans.  The implementation of these cost reduction opportunities resulted in the termination of 49 additional personnel and the closure of 9 additional offices, resulting in a restructuring charge of $2.9 million. This charge included $0.4 million relating to the Staffing Services operating segment, $1.5 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office technology costs. As a result of this additional charge, we expect to realize future annual benefits to our operating expenses of $4.6 million relating to salaries and related benefits and $0.8 million relating to property expenses beginning in the second quarter of 2004, with additional savings throughout 2004. Remaining property and severance payments under the 2003 Plan will be funded through operating cash flows in future periods. We do not believe there will be any further charges associated with this restructuring activity. However, there will be additional severance expense approximating $0.4 million (pre-tax) incurred through the third quarter of 2004 as a result of personnel whose termination dates were beyond 60 days of notification.

During the first quarter of 2004, we also incurred other charges of $5.9 million to terminate the employment contract of our former chief executive officer.  This includes approximately $0.8 million of non-cash charges related to stock-based compensation.

See Note 8, Restructuring and Other Charges, in the accompanying condensed consolidated financial statements for additional information.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, interest expense, interest income, income taxes and special items (restructuring and other charges). All material intercompany revenues and expenses have been eliminated. Amounts related to discontinued operations have been eliminated from our segment information below.

Information on operating segments and a reconciliation to loss from continuing operations before income taxes for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 26, 2004		March 28, 2003
		% of Total		% of Total

Revenues:
Staffing Services	$385,438	80.5%	$329,670	79.6%
Professional Services	93,113	19.5%	84,464	20.4%

Total	$478,551	100.0%	$414,134	100.0%

		% of Revenues		% of Revenues

Gross Profit:
Staffing Services	$72,639	18.8%	$65,001	19.7%
Professional Services	27,433	29.5%	26,597	31.5%

Total	$100,072	20.9%	$91,598	22.1%

Segment Operating Profit:
Staffing Services	$6,984	1.8%	$3,427	1.0%
Professional Services	2,278	2.4%	65	0.1%

Total	9,262	1.9%	3,492	0.8%

Unallocated corporate costs	(5,850)		(7,441)
Interest expense	(1,443)		(1,500)
Interest income	1,018		1,324
Restructuring and other charges	(8,874)		—

Loss from continuing operations before income taxes	$(5,887)		$(4,125)

Segment Operating Results

Staffing Services

Information on the Staffing Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 26, 2004		March 28, 2003
		% of Total		% of Total
Revenue by Skill:
Clerical	$257,955	66.9%	$232,123	70.4%
Light Industrial	127,483	33.1%	97,547	29.6%
Segment Revenue	$385,438	100.0%	$329,670	100.0%

Revenue by Service:
Temporary Staffing	$285,711	74.1%	$234,538	71.2%
Managed Services	96,011	24.9%	93,401	28.3%
Permanent Placement	3,716	1.0%	1,731	0.5%
Segment Revenue	$385,438	100.0%	$329,670	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	15.1%		16.5%
Managed Services	26.9%		26.2%
Permanent Placement	100.0%		100.0%
Total Staffing Services	18.8%		19.7%

Three Months Ended March 26, 2004 Compared with March 28, 2003

Revenues - Staffing Services revenues increased 16.9% to $385.4 million in 2004 from $329.7 million in the prior year. Of this $55.8 million increase, $20.0 million or 6.0% was acquisition growth from our Canadian operations acquired on April 4, 2003, and $35.8 million or 10.9% was due to organic growth of our staffing operations.

•                  By skill - Clerical revenues increased 11.1% from the prior year consisting of $8.9 million or 3.8% of acquisition growth from our Canadian operations and $16.9 million or 7.3% of organic growth. Light industrial revenues increased 30.7% from the prior year consisting of $11.0 million or 11.3% of acquisition growth from our Canadian operations and $18.9 million or 19.4% of organic growth. This organic increase in clerical and light industrial revenues was broadly based across most of the United States and is attributable to both new and existing customers.  Clerical growth was driven by market improvements and volume-based hiring within our outsourced recruiting offering. Light industrial revenues increased due to increasing strength in manufacturing.

•                  By service - Temporary staffing increased due to an increase in demand that was broadly based.  Permanent placement increased reflecting higher demand and an increase in the number of dedicated permanent recruiters and higher permanent placements from other client services team members. Within managed services, increases in outsourced recruitment and outplacement services more than offset declines for call center and help desk services.

Gross Profit – Gross profits increased 11.8% to $72.6 million from $65.0 million in the prior year. Of this $7.6 million increase, $3.9 million or 6.0% was acquisition growth from our Canadian operations, and $3.8 million or 5.8% was due to organic growth of our staffing operations. The overall gross profit margin was 18.8% in 2004 compared to 19.7% in the prior year, a decrease of about 90 basis points.    The decrease in the gross profit margin is due to: pricing pressures, primarily within the temporary staffing area, (130 basis point decrease); substantially higher state unemployment costs (110 basis points); partially offset by a shift in the mix of business as higher margin services for employment process and permanent placement grew faster than lower margin temporary staffing services (110 basis points).   While revenues in the industry are increasing on a year-over-year basis, pricing competition remains intense as staffing companies focus on revenue growth and margins will remain under pressure as many states are faced with under funded unemployment trust funds and have substantially increased rates to replenish their funds.

Segment Operating Profit – Staffing Services segment operating profit was $7.0 million compared to $3.4 million in the prior year.  The increase from prior year was due to the increase in gross profits of $7.6 million described above, partially offset by higher operating expenses of $4.0 million.  The increased operating expenses were primarily associated with the higher revenue base, but operating expenses as a percentage of revenues decreased to 17.0% compared to 18.7% in the prior year. The decrease in the operating expense percentage is primarily due to cost control activities including a reduction in employee costs.  The first quarter of 2003 also included costs associated with terminating the employment agreement of a former executive.

Outlook – Although we have experienced growth in revenues due to increased demand for temporary staffing services, the market remains highly competitive with intense pricing pressures and competitive bidding. We did see pricing stabilize in the first quarter of 2004 compared with the fourth quarter of 2003, however, we cannot be assured that this trend will be sustained. We will continue to emphasize managed services from a sales and product development perspective. We believe that higher margins can be sustained in this area, but it may not grow as quickly in the shorter term as temporary staffing. Permanent placement revenue should continue to grow as long as there is job growth in North America.

Professional Services

Information on the Professional Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 26, 2004		March 28, 2003
		% of Total		% of Total
Revenue by Skill:
Information Technology	$63,720	68.4%	$57,450	68.0%
Finance and Accounting	19,844	21.3%	18,261	21.6%
Other	9,549	10.3%	8,753	10.4%
Segment Revenue	$93,113	100.0%	$84,464	100.0%

Revenue by Service:
Temporary Staffing	$84,541	90.8%	$77,598	91.9%
Permanent Placement	8,572	9.2%	6,866	8.1%
Segment Revenue	$93,113	100.0%	$84,464	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	22.3%		25.4%
Permanent Placement	100.0%		100.0%
Total Professional Services	29.5%		31.5%

Three Months Ended March 26, 2004 Compared with March 28, 2003

Revenues – Professional Services revenues increased 10.2% to $93.1 million in 2004 from $84.5 million in the prior year. During 2004, the Professional Services operating segment experienced increases in both temporary staffing and permanent placement as economic conditions continued to improve. Information technology demand improved significantly, but there was a shift in mix to a higher proportion of staff augmentation from solutions-based revenue in the prior year. Finance and accounting also improved despite a decline in our mortgage banking related staffing. Other professional services increased slightly due to the overall improvement in economic conditions.

Gross Profit – Professional Services gross profits increased 3.1% to $27.4 million in the first quarter of 2004 from $26.6 million in the same prior year period. The overall gross profit margin was 29.5% in the first quarter of 2004 compared with 31.5% in the same prior year period.  This decrease in gross profit margin is primarily due to overall pricing pressures and changes in mix (315 basis points), particularly within the information technology skill offering, increased state unemployment taxes (50 basis points) and higher professional liability insurance (20 basis points). These factors more than offset a shift in business mix towards higher margin permanent placement business, which increased margins (80 basis points) and lower paid time off costs (90 basis points).

Segment Operating Profit – Professional Services segment operating profit was $2.3 million compared to $0.1 million in the prior year. The increase in operating profit from prior year was due to the increase in gross profits of $0.8 million as described above, as well as lower operating expenses of $1.4 million. Operating expenses as a percentage of revenues declined to 27.0% compared to 31.4% in the prior year. The decrease in operating expenses is due primarily to operating efficiencies gained in combining the former technology segment with our professional recruiting group to create the Professional Services segment.

Outlook – In Professional Services, performance for both temporary staffing and permanent placement will be driven by jobs growth and client spending, particularly within the information technology area. Within the technology skill set, we experienced the first year over year growth in four years.  We believe that we will again experience year over year growth in the second quarter. Within the finance and accounting skills, the regulatory environment in the United States has resulted in increased demand for temporary staff and permanent placement services.  We believe that this demand will likely remain strong for at least the second quarter.

Unallocated corporate costs

Unallocated corporate costs decreased $1.6 million to $5.8 million in 2004 compared to $7.4 million in 2003. Unallocated corporate costs decreased in 2004 primarily due to lower non-capitalizable costs of $0.4 million related to the implementation of our enterprise-wide information system and decreases in general corporate overhead of $1.2 million due to staff reductions and tighter expenditure management.  As a percentage of consolidated revenues, these costs were 1.2% during 2004 compared to 1.8% in 2003.

Liquidity and Capital Resources

Cash Flows

As of March 26, 2004, we had total cash resources available of $24.4 million of which $16.9 million was held in the United States and the remainder by foreign subsidiaries. This was an increase of $3.1 million from December 26, 2003, and is due primarily to the generation of operating cash flow.

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows (in thousands):

	Three Months Ended
	March 26, 2004	March 28, 2003
Cash Provided By (Used In):
Operating Activities	$2,438	$79,694
Investing Activities	(122)	(10,209)
Financing Activities	768	(1,191)
Net increase in cash and cash equivalents	$3,084	$68,294

Cash provided by operating activities in 2004 was lower than 2003 primarily due to the receipt of a $75.3 million federal tax refund during the first quarter of 2003. Cash (used in) provided by changes in working capital was ($11.4) million for 2004 and $78.2 million for 2003.

•                  Working capital for 2004 was primarily used to fund an increase in days sales outstanding (DSO) of two days to 57 days at the end of the first quarter compared with 55 days at the end of the prior fiscal year.  Some of our largest customers lengthened payment terms during the fourth quarter of 2003 accounting for almost all of the increase.  Partially offsetting this use of cash to fund accounts receivable were higher payables for state unemployment costs (due to increased rates during 2004 and the resetting of taxable wages at the start of the calendar year) and higher accrued payroll costs for employees paid on a bi-weekly basis (under the Company’s 4-4-5 closing calendar each quarter has 13 weeks which causes changes in the number of weeks of payroll accrued each quarter for the bi-weekly employees).

•                  Working capital for 2003 was provided primarily through a federal tax refund of $75.3 million and from the collection of accounts receivable.  This was partially offset by a use of cash for payments under an employment contract with a former executive and annual bonus payments.

Cash used in investing activities in 2004 of $0.1 million is primarily related to capital expenditures of $4.5 million offset by insurance claim reimbursements from our captive insurance company. Capital expenditures during 2004 included the continuing investment in our enterprise-wide information system, which amounted to $1.7 million during the quarter, and systems infrastructure projects. Largely offsetting the 2004 capital spending were reimbursements from our captive insurance company in the amount of $5.1 million for claim payments.  For 2003, cash used in investing activities was $10.2 million and is primarily related to capital expenditures of $16.2 million (including $9.3 million relating to our enterprise-wide information system). Partially offsetting these 2003 capital expenditures were reimbursements from our captive insurance company of $3.3 million and $1 million in proceeds from the sale of a discontinued operation.  We expect capital spending for our enterprise-wide information system investment to be approximately $7 million for the twelve months ended December 31, 2004.

Cash provided by financing activities was $0.8 million in 2004 and primarily is the result of proceeds from option exercises of $1.3 million and other changes being only partially offset by a $1.5 million repayment of a portion of the short-term note payable for software and related costs.  For 2003, cash used in financing activity was $1.2 million and was largely related to repayment of a portion of the short-term note payable for software and related costs.

Liquidity

We believe that a combination of our existing cash balances, operating cash flows, and existing bank lines of credit, taken together, provide adequate resources to fund ongoing operating requirements and planned capital expenditures in 2004. We have begun planning for the refinancing of our $89.7 million 4½% convertible subordinated notes that mature in June 2005 and can use our U.S. dollar loan facility to refinance these notes, if necessary.

We have a four-year U.S. dollar loan facility (secured by substantially all of our domestic accounts receivable) that provides up to $200 million of on-balance sheet financing.  This facility expires in July 2007, with an option expiring in July 2006 to increase the facility to a maximum of $250 million.  We have the option to borrow under this facility for short-term (less than 30 days) or long-term needs. Interest on this facility is based upon the length of time the borrowing is outstanding, the availability under the line and other notification conditions.  The interest rates for short-term and long-term borrowings as of March 26, 2004 would have been approximately 4.00% (prime plus a spread) and 2.65% (LIBOR plus a spread), respectively.  Our credit facility provides for certain affirmative and negative covenants which may limit the total availability under this facility based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales and transactions with international subsidiaries. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. As of March 26, 2004, there were no amounts outstanding under this facility however we did draw on the facility and repay the amounts during the quarter (maximum outstanding at any one time was approximately $3 million).  The total availability under this facility at March 26, 2004 was approximately $140 million.

In early April of 2004, we entered into a Canadian dollar loan facility (secured by our Canadian accounts receivable), that expires in July 2007. This facility provides us up to 13 million Canadian dollars of on-balance sheet financing.

On March 26, 2004, we completed the sale of our former staffing operations in The Netherlands.  The gross proceeds from the transaction of approximately $2.4 million were held in escrow at the end of quarter and were received in April 2004.  We currently anticipate net proceeds at least equal to their net book value approximating $30 million from the sale of the three remaining discontinued operations in Asia, the United Kingdom and our United States based court reporting business.  We anticipate using these proceeds for working capital purposes.

Forward-looking Statements – Safe Harbor

In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Forward Looking Statements—Safe Harbor section. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.

•                  We operate in highly competitive markets with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

•                  Any significant economic downturn could result in our customers using fewer temporary employees or the loss or bankruptcy of a significant customer.

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

•                  Failure to meet certain covenant requirements under our credit facility could impact part or all of our availability to borrow under this facility.

•                  We may be exposed to employment-related claims and costs that could have a material adverse affect on our business, financial condition and results of operations.

•                  Government regulation may significantly increase our costs, including payroll related costs and unemployment taxes.

•                  We are subject to business risks associated with international operations, which could make our international operations significantly more costly.

•                  Our failure or inability to perform under customer contracts could result in damage to our reputation and give rise to legal claims against us.

•                  We are a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations.

•                  Our contracts contain termination provisions and pricing risks that could decrease our revenues, profitability and cash flow.

•                  Managing or integrating any future acquisitions may strain our resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 26, 2004, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

We are exposed to interest rate risk related to a portion of our debt.  Our outstanding variable-rate debt at both March 26, 2004 and March 28, 2003 was $8.0 million. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.1 million in both 2004 and 2003, on an annual basis.

The fair value of our fixed-rate convertible subordinated notes as of March 26, 2004 was $88.9 million with an $87.8 million carrying value at March 26, 2004. The fair value of our fixed-rate debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the Notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from outside sources. As of March 26, 2004, we had one outstanding forward contract to sell 5.0 million Canadian dollars. The fair value or cost to unwind is not material to our consolidated results of operations. As of March 28, 2003, we had no outstanding forward contracts.

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

There has been no change in our internal control over financial reporting during the quarter ended March 26, 2004, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning in July 2003, we started the implementation of our new enterprise-wide information system.  The full implementation is expected to be completed during 2004 and is expected to improve our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits required by Item 601 of Regulation S-K:

See Index of Exhibits

(b) Reports on Form 8-K.

On February 2, 2004, we filed a Report on Form 8-K pertaining to the issuance of a press release announcing our results of operations for the fiscal year ended December 26, 2003.  The Report on Form 8-K was furnished pursuant to Item 12 thereof; this listing does not constitute a filing of the information in such Report and does not incorporate by reference the Report on Form 8-K or its contents into any of our other filings with the Commission.

Exhibit Number	Exhibit Name

10.51	Separation Agreement dated March 9, 2004, by and between Spherion and Cinda A. Hallman, filed as Exhibit 10.51 hereto.
10.54	Sixth Amendment to the Spherion Deferred Compensation Plan dated January 1, 2004, filed as Exhibit 10.54 hereto.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.1 attached hereto.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

DATE-May 3, 2004	BY	/s/ MARK W. SMITH
Mark W. Smith
Senior Vice President
and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit	Document

10.51	Separation Agreement dated March 9, 2004, by and between Spherion and Cinda A. Hallman, filed as Exhibit 10.51 hereto.
10.54	Sixth Amendment to the Spherion Deferred Compensation Plan dated January 1, 2004, filed as Exhibit 10.54 hereto.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.1 attached hereto.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 attached hereto.