Form 10-Q
period 2004-06-25
SPHERION CORP
filed 2004-08-03
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

Number of shares of Registrant’s Common Stock, par value $.01 per share (“Common Stock”), outstanding on July 23, 2004 was 60,906,454.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	June 25, 2004	June 27, 2003
Revenues	$496,292	$425,250
Cost of services	391,714	330,793

Gross profit	104,578	94,457

Selling, general and administrative expenses	98,497	97,768
Interest expense	1,641	1,651
Interest and other income	(1,169)	(1,941)
Restructuring and other charges	(29)	(476)
	98,940	97,002

Earnings (loss) from continuing operations before income taxes and discontinued operations	5,638	(2,545)
Income tax (expense) benefit	(2,426)	1,133

Earnings (loss) from continuing operations before discontinued operations	3,212	(1,412)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $1,146 in 2004)	(2,098)	(2,327)
Income tax benefit (expense)	1,690	(2,759)
Loss from discontinued operations	(408)	(5,086)

Net earnings (loss)	$2,804	$(6,498)

Earnings (loss) per share — Basic:
Earnings (loss) from continuing operations before discontinued operations	$0.05	$(0.02)
Loss from discontinued operations	(0.01)	(0.09)

	$0.05	$(0.11)

Earnings (loss) per share — Diluted:
Earnings (loss) from continuing operations before discontinued operations	$0.05	$(0.02)
Loss from discontinued operations	(0.01)	(0.09)

	$0.05	$(0.11)

Weighted average shares used in computation of earnings (loss) per share:
Basic	60,894	59,819
Diluted	62,316	59,819

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Six Months Ended
	June 25, 2004	June 27, 2003
Revenues	$974,843	$839,384
Cost of services	770,193	653,329

Gross profit	204,650	186,055

Selling, general and administrative expenses	195,157	193,315
Interest expense	3,084	3,151
Interest and other income	(2,187)	(3,265)
Restructuring and other charges	8,845	(476)
	204,899	192,725

Loss from continuing operations before income taxes and discontinued operations	(249)	(6,670)
Income tax (expense) benefit	(515)	2,545

Loss from continuing operations before discontinued operations	(764)	(4,125)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $3,087 and $1,053, respectively)	(8,803)	(5,360)
Income tax benefit (expense)	4,239	(1,796)
Loss from discontinued operations	(4,564)	(7,156)

Net loss	$(5,328)	$(11,281)

Loss per share — Basic and Diluted:
Loss from continuing operations before discontinued operations	$(0.01)	$(0.07)
Loss from discontinued operations	(0.08)	(0.12)

	$(0.09)	$(0.19)

Weighted average shares used in computation of loss per share:
Basic	60,715	59,758
Diluted	60,715	59,758

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	June 25, 2004	December 26, 2003
Assets
Current Assets:
Cash and cash equivalents	$48,059	$21,248
Receivables, less allowance for doubtful accounts of $4,504 and $6,671	307,279	330,001
Deferred tax asset	26,467	20,868
Income tax receivable	8,862	20,710
Insurance deposit	26,030	27,412
Other current assets	14,567	19,261
Assets of discontinued operations	77,921	—
Total current assets	509,185	439,500
Goodwill	46,700	49,977
Property and equipment, net	116,089	133,448
Deferred tax asset	133,992	144,154
Insurance deposit	59,370	67,688
Intangibles and other assets	29,675	30,067

	$895,011	$864,834

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$13,094	$6,939
Convertible subordinated notes	89,553	—
Accrued restructuring	5,161	5,531
Accounts payable and other accrued expenses	90,425	97,019
Accrued salaries, wages and payroll taxes	65,095	60,282
Accrued insurance reserves	36,703	36,849
Other current liabilities	7,644	7,391
Liabilities of discontinued operations	26,420	—
Total current liabilities	334,095	214,011
Long-term debt, net of current portion	8,240	8,325
Convertible subordinated notes	—	89,748
Accrued insurance reserves	29,244	29,110
Accrued income tax payable	80,119	79,423
Deferred compensation and other long-term liabilities	31,734	32,372
Total liabilities	483,432	452,989

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 4,509,137 and 5,425,781 shares, respectively	(43,405)	(54,971)
Additional paid-in capital	848,018	852,995
Accumulated deficit	(407,928)	(402,600)
Accumulated other comprehensive income	14,241	15,768

Total stockholders’ equity	411,579	411,845
	$895,011	$864,834

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Six Months Ended
	June 25, 2004	June 27, 2003
Cash Flows from Operating Activities:
Net loss	$(5,328)	$(11,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations loss on disposal	3,087	1,053
Gain on bond repurchase	—	(313)
Depreciation and amortization	15,655	13,829
Deferred income tax benefit	(2,687)	(3,272)
Restructuring and other charges	10,969	(476)
Other non-cash charges	2,464	3,933
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(31,346)	109
Other assets	4,408	380
Income tax receivable	14,979	77,267
Accounts payable, income taxes payable, accrued liabilities and other liabilities	10,266	(1,368)
Accrued restructuring	(5,130)	(1,687)
Net Cash Provided by Operating Activities	17,337	78,174

Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations, net of cash sold	1,964	1,000
Acquisitions and earn-out payments, net of cash acquired	(213)	(10,798)
Capital expenditures, net	(7,977)	(41,415)
Insurance deposit	10,970	7,969
Other	(2,997)	1,854
Net Cash Provided by (Used in) Investing Activities	1,747	(41,390)

Cash Flows from Financing Activities:
Debt repayments	(3,757)	(8,992)
Repurchase of convertible subordinated notes	(195)	(6,587)
Net borrowings from lines of credit	7,522	—
Proceeds from exercise of employee stock options	4,551	410
Other, net	(427)	1,318
Net Cash Provided by (Used in) Financing Activities	7,694	(13,851)
Effect of exchange rates on cash and cash equivalents	33	1,340
Net increase in cash and cash equivalents	26,811	24,273
Cash and cash equivalents, beginning of period	21,248	65,456

Cash and cash equivalents, end of period	$48,059	$89,729

Supplemental Cash Flow Information:
Non-cash activities:
Debt assumed with Canadian acquisition	$—	$10,889
Short-term note payable for purchase of software and related costs	$823	$2,285

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

The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three and six months ended June 25, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004.  As discussed in Note 4, Discontinued Operations, certain portions of Spherion’s operations have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements and accordingly, prior period operating results of these subsidiaries have also been reclassified.  Additionally, certain 2003 amounts have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities it is required to consolidate.  All material intercompany transactions and balances have been eliminated.

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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the three and six months ended June 25, 2004 and June 27, 2003, if Spherion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Net earnings (loss), as reported	$2,804	$(6,498)	$(5,328)	$(11,281)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(871)	(1,226)	(1,943)	(2,123)

Pro forma net earnings (loss)	$1,933	$(7,724)	$(7,271)	$(13,404)

Earnings (loss) per share:

Basic—as reported	$0.05	$(0.11)	$(0.09)	$(0.19)

Basic—pro forma	$0.03	$(0.13)	$(0.12)	$(0.22)

Diluted—as reported	$0.05	$(0.11)	$(0.09)	$(0.19)

Diluted—pro forma	$0.03	$(0.13)	$(0.12)	$(0.22)

The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and fair value. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Expected life (in years)	3.3	3.1	3.3	3.1
Interest rate	2.68%	1.95%	2.64%	1.95%
Volatility	56.00%	64.00%	56.00%	64.00%
Expected dividends	—	—	—	—
Weighted average per share fair value	$4.10	$1.83	$4.05	$2.39

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

Upon adoption in the first quarter of 2004, Spherion had six franchisees with loan balances totaling approximately $3.1 million. After performing the required probability-weighted cash flow analyses, three of the franchisees were determined not to be VIEs. The remaining three are VIEs, however, Spherion is not the primary beneficiary, thus consolidation is not required. These three franchisees provide light industrial and clerical staffing and their approximate gross revenues for the three months ended June 25, 2004 and June 27, 2003 were $2.4 million and $1.6 million, respectively, and $4.7 million and $3.2 million for the six months ended June 25, 2004 and June 27, 2003, respectively. Spherion’s maximum exposure to loss is limited to its loan and royalty receivable balances for these three VIEs of $0.6 million as of June 25, 2004. All loan and royalty receivables are included in “Receivables,” “Other current assets” and “Intangibles and other assets” in the accompanying condensed consolidated balance sheets. No other franchisees were identified as potential VIEs in the second quarter of 2004.

As of June 25, 2004, Spherion had 13 licensees with total loan balances approximating $0.8 million. Spherion performed its evaluation on these licensee entities and determined that these entities are VIEs and Spherion is the primary beneficiary. As such, Spherion began consolidating the operations and assets and liabilities of these licensees upon adoption of FIN 46. Spherion’s licensees provide light industrial and clerical staffing and court reporting services, and the approximate revenues for the three months ended June 25, 2004 and June 27, 2003 from these operations were $25.8 million and $21.9 million, respectively, and $48.3 million and $44.1 million for the six months ended June 25, 2004 and June 27, 2003, respectively. Revenues and costs of services generated by all licensed operations are recorded gross in Spherion’s consolidated statements of operations and Spherion pays the licensee a commission. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee’s full-time office employees. For the licensed operations that have been determined to be VIEs and are now consolidated, the impact on Spherion’s consolidated statements of operations is the elimination of their respective licensee commissions, which is replaced with salaries and wages, depreciation, other operating expenses and minority interest expense as the licensee still retains the incremental profits or losses. Spherion’s total assets and liabilities increased upon adoption of FIN 46 by $3.5 million due to the consolidation. General creditors of Spherion’s licensees do not have any recourse against Spherion.

4. Discontinued Operations

During the first quarter of 2004, Spherion adopted a plan to dispose of its international operations in the United Kingdom, The Netherlands and the Asia/Pacific region along with its court reporting business in the United States as they did not meet Spherion’s growth and return requirements.  These businesses operated within the Professional Services operating segment.

Subsequent to the second quarter of 2004, Spherion sold its operations in the Asia/Pacific region. Spherion compared this subsidiary’s book value as of June 25, 2004 with the terms of the final sale and recorded an estimated loss on disposal of $0.6 million during the quarter ended June 25, 2004. Spherion retained a lease obligation that was previously an operating location for this subsidiary.  Included in discontinued operations’ restructuring and other charges for the three months ended June 25, 2004, is a charge of $0.8 million for the expected remaining liability under this lease.

Spherion evaluated its investments in its remaining subsidiaries held for sale and compared the book value with net realizable value as of June 25, 2004 and no valuation adjustments were required. Spherion’s operations in the United Kingdom will be sold during the third quarter of 2004 and expects its court reporting business will be sold before the end of the first quarter of 2005.

In March of 2004, Spherion sold its operations in The Netherlands for cash proceeds of approximately $2.4 million resulting in a pre-tax loss on the sale of $1.7 million. As part of the sale, Spherion indemnified the purchaser for certain liabilities including a potential employment related liability to The Netherlands government, and this potential liability is backed by a bank guarantee in the amount of € 3.4 million (approximately $4.1 million at current exchange rates).  The Netherlands government has asserted that Spherion did not obtain necessary documentation from or properly withhold wages from certain employees in The Netherlands.  Spherion denies the allegations but intends to enter into settlement negotiations with The Netherlands tax authorities and has accrued its best estimate of the expected liability.

The major classes of assets and liabilities for these held for sale subsidiaries as of June 25, 2004 is as follows (in thousands):

Professional Services

Receivables, net	$50,305
Goodwill	2,598
Property and equipment, net	8,845
Deferred tax asset	7,250
Prepaids and other assets	8,923
Total assets of discontinued operations	$77,921

Account payable and other accrued expenses	$14,041
Accrued payroll and taxes	9,712
Other liabilities	2,667
Total liabilities of discontinued operations	$26,420

The table above does not include an unrealized gain due to currency translation adjustments of approximately $11 million, which is included in “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets.

As a result of Spherion’s decision to dispose of these businesses, the operating results for all periods presented of these subsidiaries have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior year operating results from discontinued operations include the results of Spherion’s former Netherlands technology consulting subsidiary and Saratoga, a human capital measurement business, through the dates of their dispositions during the first half of 2003.

Revenue and pre-tax losses of these subsidiaries included within earnings (loss) from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 25, 2004 and June 27, 2003 are as follows (in thousands):

	Three Months Ended
	June 25, 2004			June 27, 2003
	Professional Services	Staffing Services	Total	Professional Services	Staffing Services	Total

Revenue	$73,385	$—	$73,385	$76,661	$—	$76,661
Gross profit	$22,029	$—	$22,029	$25,062	$—	$25,062
Selling, general and administrative expenses	22,190	—	22,190	27,394	—	27,394
Restructuring and other charges	791	—	791	—	—	—
Pre-tax loss from operations	(952)	—	(952)	(2,332)	—	(2,332)
Pre-tax (loss) gain on disposal	(1,146)	—	(1,146)	(250)	255	5
Income tax benefit (expense)	1,690	—	1,690	(2,670)	(89)	(2,759)
Net (loss) earnings from discontinued operations	$(408)	$—	$(408)	$(5,252)	$166	$(5,086)

	Six Months Ended
	June 25, 2004			June 27, 2003
	Professional Services	Staffing Services	Total	Professional Services	Staffing Services	Total

Revenue	$151,381	$—	$151,381	$151,574	$484	$152,058
Gross profit	$44,553	$—	$44,553	$49,546	$242	$49,788
Selling, general and administrative expenses	48,145	—	48,145	53,651	444	54,095
Restructuring and other charges	2,124	—	2,124	—	—	—
Pre-tax loss from operations	(5,716)	—	(5,716)	(4,105)	(202)	(4,307)
Pre-tax (loss) gain on disposal	(3,087)	—	(3,087)	(1,451)	398	(1,053)
Income tax benefit (expense)	4,239	—	4,239	(1,733)	(63)	(1,796)
Net (loss) earnings from discontinued operations	$(4,564)	$—	$(4,564)	$(7,289)	$133	$(7,156)

Restructuring and other charges for the six months ended June 25, 2004, includes charges of $1.3 million primarily relating to the termination of 38 personnel to prepare these businesses to be sold and an $0.8 million charge related to a lease obligation as further described above. The net loss from discontinued operations for the three months ended June 27, 2003, includes tax expense of $3.2 million attributable to a change in tax estimates resulting from the sale of the technology consulting business in The Netherlands.

The pre-tax loss on disposal for the three months ended June 25, 2004 includes the estimated loss on disposal of $0.6 million for the sale of the operations in the Asia/Pacific region and $0.5 million of legal and other costs incurred to sell the remaining discontinued operations. In addition to these items, the pre-tax loss on disposal for the six months ended June 25, 2004 also includes the loss on disposal of $1.7 million for the sale of the operations in The Netherlands and $0.3 million of legal and other costs incurred during the first quarter of 2004 to sell the remaining discontinued operations.

5. Comprehensive Income (Loss)

The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net earnings (loss)	$2,804	$(6,498)	$(5,328)	$(11,281)

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	(1,581)	4,049	(1,072)	5,630
Reclassification adjustment for foreign currency translation relating to the sale of The Netherlands Staffing (in 2004) and Technology (in 2003) subsidiaries, respectively	—	—	(455)	5,904
Total other comprehensive (loss) income	(1,581)	4,049	(1,527)	11,534

Total comprehensive income (loss)	$1,223	$(2,449)	$(6,855)	$253

6. Segment Information

Spherion has two operating segments: Staffing Services and Professional Services.  Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated corporate costs, interest expense, interest and other income, income taxes and special items (restructuring and other charges). All material intercompany revenues and expenses have been eliminated.  Amounts related to Spherion’s discontinued operations have been eliminated from the segment information below.

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Revenues:
Staffing Services	$393,943	$337,918	$779,381	$667,588
Professional Services	102,349	87,332	195,462	171,796

Total	$496,292	$425,250	$974,843	$839,384

Gross Profit:
Staffing Services	71,452	65,750	144,091	130,751
Professional Services	33,126	28,707	60,559	55,304

Total	$104,578	$94,457	$204,650	$186,055

Segment Operating Profit:
Staffing Services	4,102	3,961	11,086	7,388
Professional Services	7,737	1,430	10,015	1,495

Segment operating profit	11,839	5,391	21,101	8,883

Unallocated corporate costs	(5,758)	(8,702)	(11,608)	(16,143)
Interest expense	(1,641)	(1,651)	(3,084)	(3,151)
Interest and other income	1,169	1,941	2,187	3,265
Restructuring and other charges	29	476	(8,845)	476
Earnings (loss) from continuing operations before income taxes	$5,638	$(2,545)	$(249)	$(6,670)

Unallocated corporate costs in 2004 include the recovery of amounts owed under a purchase agreement that were written-off in 2002 associated with the sale of a business, unpaid rents and the related legal fees for a total of $1.4 million.

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

There is no effect of dilutive securities on the calculation of earnings (loss) per share for the six months ended June 25, 2004 or the three and six months ended June 27, 2003 due to the fact that such potential common shares are anti-dilutive since Spherion incurred a loss from continuing operations for each of those periods.

The following table reconciles the numerator (earnings from continuing operations) and denominator (shares) of the basic and diluted earnings per share computation for the three months ended June 25, 2004 (in thousands, except per share amounts):

	Three Months Ended June 25, 2004
	Earnings From Continuing Operations	Shares	Per Share Amount

Basic EPS	$3,212	60,894	$0.05

Effect of Dilutive Securities:
Stock options and other dilutive securities	—	1,022
Convertible notes	14	400
Diluted EPS	$3,226	62,316	$0.05

8.  Restructuring and Other Charges

During the second half of 2003, Spherion identified certain cost reduction opportunities related to the realignment of its operating segments and the implementation of its enterprise-wide information system, and adopted a restructuring plan (the “2003 Plan”) to eliminate redundancies and centralize business support functions by terminating 149 personnel and to reduce excess capacity with the closure of 13 offices.

During the first quarter of 2004, Spherion implemented additional cost reduction actions pursuant to the 2003 Plan. The implementation of these cost reduction opportunities resulted in the termination of 49 additional personnel and the closure of 9 additional offices, resulting in a restructuring charge of $2.9 million. Additional expense of $0.3 million was recorded during the second quarter of 2004 relating to the accrual of severance expense for employees with extended termination dates and additional facility closure expenses and asset write-offs for property previously vacated as a result of the 2003 Plan. Charges for the six months ended June 25, 2004 included $0.5 million relating to the Staffing Services operating segment, $1.5 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs. Additional severance expense approximating $0.1 million (pre-tax) will be incurred through the third quarter of 2004 as a result of personnel whose termination dates were beyond 60 days of notification.

As discussed in Note 4, Discontinued Operations, Spherion retained a lease obligation that was previously an operating location for its operations in the Asia/Pacific region. This lease obligation was recorded as a restructuring charge within discontinued operations and the charge of $0.8 million is included in the table below as a remaining facility closure liability for Spherion.

During the second quarter of 2003, as part of Spherion’s on-going restructuring monitoring process, accruals of $0.5 million were identified that were unnecessary primarily as the result of lower severance costs than initially anticipated and lower broker fees, and these amounts were reversed to income.

An analysis of the plans along with amounts remaining to be distributed under restructuring plans initiated in prior years is as follows (in thousands):

	Facility Closures and Asset Write-offs	Severance	Total

Balance at December 26, 2003	$3,389	$2,142	$5,531
First quarter plan charges	1,199	1,739	2,938
Utilized-first quarter 2004	(871)	(1,731)	(2,602)

Balance at March 26, 2004	3,717	2,150	5,867
Second quarter plan charges	61	210	271
Second quarter discontinued operations charges	791	—	791
Utilized-second quarter 2004	(650)	(1,118)	(1,768)

Balance at June 25, 2004	$3,919	$1,242	$5,161

At June 25, 2004, the remaining accruals for facility closures and asset write-offs of $3.9 million relate to lease payments on 21 closed locations that will be paid out through 2010 (net of applicable sublease income), and assets to be disposed of. The remaining severance accruals relate to terminated employees who have extended payout terms. Severance for employees with retention periods that extend past 60 days are accrued ratably over the retention period.

During the first quarter of 2004, Spherion also incurred other charges of $5.9 million to terminate the employment contract of its former chief executive officer.  This includes approximately $0.8 million of non-cash charges related to stock-based compensation. In the second quarter of 2004, Spherion reversed $0.3 million of this charge as a result of a decision to accelerate the timing of the payout, for a pre-agreed discount, as provided for in the employment contract.

9. Goodwill and Other Intangibles

The change in the carrying amount of goodwill for the six-month period ending June 25, 2004 is as follows (in thousands):

	Staffing Services	Professional Services	Total

Balance at December 26, 2003	$38,436	$11,541	$49,977
Foreign currency changes and other	(549)	(130)	(679)
Reclassified to discontinued operations	—	(2,598)	(2,598)

Balance at June 25, 2004	$37,887	$8,813	$46,700

Other intangible assets, which are amortized, are primarily comprised of trade names, trademarks and non-compete and employment agreements and amounted to $1.9 million, less accumulated amortization of $1.2 million as of June 25, 2004. Amortization of trade names and other intangibles for the three months ended June 25, 2004 and June 27, 2003 amounted to $0.1 million and $0.1 million, respectively and $0.3 million and $0.2 million for the six months ended June 25, 2004 and June 27, 2003, respectively. Annual amortization expense of other intangible assets is expected to be $0.3 million and $0.1 million for fiscal years 2005 and 2006 and less than $50,000 for each of the fiscal years ended 2007 through 2009. The remaining weighted average life of other intangible assets is approximately 2 years.

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

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. have an action pending against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to Spherion’s divestiture of Interim HealthCare (the “Healthcare Divestiture”) in 1997 and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against Spherion in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture. Spherion’s motion for summary judgment was granted for the reformation claim.  The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they are seeking in excess of $25 million in damages. The parties have filed post-trial briefs and oral arguments were heard in July 2004. A ruling is expected sometime in the second half of 2004. Spherion does not have insurance coverage for these claims. Spherion believes it is probable the resolution of this matter will not have a material impact on its consolidated financial position, liquidity or results of operations above the amounts Spherion has already provided for.

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

Several states are examining Spherion’s 2003 unemployment tax rates.  Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state.  In the states where the rate is currently being examined and challenged, the claims are estimated to be approximately $3 million. During the three months ended June 25, 2004, Spherion accrued $1.6 million as its best estimate of losses it expects to incur as a result of these challenges.  It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges.

11. Subsequent Events

As discussed in Note 4, Discontinued Operations, subsequent to the second quarter of 2004, Spherion sold its operations in the Asia/Pacific region for an initial cash payment of approximately $14 million. Per the terms of the agreement, Spherion is to receive another cash payment approximating $3.5 million in September 2005 and potentially, additional payments based on the future performance of the divested business.  During the second quarter of 2004, resulting from the final terms of the sale agreement, Spherion recorded an estimated loss on disposal for this subsidiary of $0.6 million.

In June 2004, Spherion entered into a seven-year contract with a third party information technology company to outsource its technology infrastructure operations effective as of July 26, 2004.  The contract includes the sale at book value, which approximates fair market value, of certain computer hardware to be operated by the outsource provider. Spherion will account for this portion of the outsource transaction as a sale-leaseback pursuant to SFAS No. 13, “Accounting for Leases.”

Additionally, in July 2004, Spherion amended its four-year U.S. dollar loan facility to increase the facility from $200 million to $250 million.  This amendment also extended the maturity of the facility from July of 2007 to June of 2009.  There were no other material changes to the facility’s terms or affirmative or negative covenants. Also during July 2004, Spherion announced that it intends to redeem the remaining 4½% convertible subordinated notes (balance of $89.6 million as of June 25, 2004) that mature in June 2005. Spherion will use a combination of cash on hand, proceeds from the sales of discontinued operations and borrowings under the amended U.S. dollar loan facility to fund the redemption during the third quarter of 2004.

Spherion completed the sale of its operations in the United Kingdom on August 2, 2004, receiving cash proceeds of approximately $29 million.

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

•                  Executive Summary

•                  Operating Results

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements – Safe Harbor

Executive Summary

We operate in a large, fragmented market with positive long-term prospects. The staffing market is estimated to be approximately $80 billion in North America.  The market is approximately one year into a demand recovery and based upon the U.S. Department of Labor’s, Bureau of Labor Statistics, was estimated to have grown between 10% and 12% in the second quarter of 2004. Although demand is increasing there is significant price competition and lower margins as major staffing competitors attempt to maintain or increase market share in this recovery period.  This price competition along with higher employment related costs, particularly for state unemployment costs, continues to put pressure on gross profit margins.

Operating conditions during the second quarter of 2004 were characterized by the following:

•                   Continued increase in customers’ demand for temporary and permanent placement services across all skill categories that we provide.

•                   Lower gross profit margins on a year over year basis due to pricing pressure experienced throughout 2003 and higher state unemployment costs in 2004. However, temporary staffing pricing as measured by the average difference between bill rates and pay rates has remained stable for the last two quarters.

•                   Demand for light industrial and clerical staffing services continues to be strong.  Revenues for these skill-sets experienced a second quarter year over year increase of 36.0% and 7.9%, respectively.

•                   Information technology staffing revenues increased for the third sequential quarter and increased 17.2% in the second quarter compared with prior year. Second quarter revenues for finance and accounting increased 16.2% over prior year.

•                   Permanent placement revenues, including both segments, increased 24.2% over the second quarter of the prior year.

We believe that improvements in our results are attributable to strategic focus on our core competency of staffing and recruiting based services and strong increases in market demand.

During 2003, we began the implementation of our enterprise-wide information system with the roll-out of new general ledger, fixed asset and accounts payable modules in July of 2003.  At the end of the third quarter of 2003, we implemented the new payroll module for non-temporary staff and began the roll-out of the front office and payroll and billing modules for temporary staff.  By the end of the fourth quarter of 2003, we had converted approximately 30 pilot locations to this front office and temporary payroll and billing system. Through the end of the second quarter of 2004 we had 375 offices converted or approximately 60% of our locations.  We currently anticipate that substantially all locations will be converted to the new system during the Fall of 2004.

Operating Results

Consolidated Operating Results

Three Months Ended June 25, 2004 Compared With June 27, 2003

•                  Revenue in 2004 was $496.3 million, up 16.7% from 2003 due to increased demand. The Bureau of Labor Statistics reported an increase of 11% in the number of temporary employees during the second quarter in comparison with the prior year.

•                  Gross profits increased to $104.6 million, up 10.7% from the prior year due primarily to the increase in revenues. The gross profit margins decreased to 21.1% from 22.2% in the prior year due primarily to pricing pressure experienced throughout 2003 and increased state unemployment costs, which has only partially been offset by lower employee benefit costs, including workers’ compensation costs.

•                  Selling, general and administrative expenses were $98.5 million, an increase of 0.7% over prior year. Selling, general and administrative expenses as a percentage of revenue decreased to 19.8% from 23.0% in the prior year.  This decrease is primarily due to overall cost containment and leveraging of expenses within our operating segments.

•                  We continued the rollout of our enterprise-wide information system into approximately 185 additional offices during the second quarter of 2004.  Capital spending during the quarter totaled $2.3 million for this system.  Our selling, general and administrative expenses continue to include non-capitalizable costs associated with the implementation of this system and these costs aggregated $2.4 million for the second quarter of 2004 and $2.6 million for the second quarter of 2003.

•                  Our tax rate from continuing operations for 2004 was 43.0% versus 44.5% for 2003.

•                  Discontinued operations incurred pre-tax losses of $2.1 million, which includes losses from operations of $0.2 million, restructuring and other charges of $0.8 million, and an estimated loss on sale of $1.1 million during the second quarter of 2004.

Six Months Ended June 25, 2004 Compared With June 27, 2003

•                  Revenue in 2004 was $974.8 million, up 16.1% from 2003 due to increased demand. The Bureau of Labor Statistics reported an increase of 10% in the number of temporary employees in comparison with the prior year.

•                  Gross profits increased to $204.6 million, up 10.0% from the prior year due primarily to the increase in revenues. The gross profit margin decreased to 21.0% from 22.2% in the prior year due primarily to pricing pressure experienced throughout 2003 and increased state unemployment costs, which has only partially been offset by lower workers’ compensation costs and a greater proportion of higher margin outplacement and outsourced recruiting projects (primarily in the first quarter of 2004).

•                  Selling, general and administrative expenses were $195.2 million, an increase of 1.0% over prior year. Selling, general and administrative expenses as a percentage of revenue decreased to 20.0% from 23.0% in the prior year.  This decrease is primarily due to overall cost containment and leveraging of expenses within our operating segments.

•                  Capital spending relating to our enterprise-wide information system for the six-month period totaled $4.0 million.  Our selling, general and administrative expenses continue to include non-capitalizable costs associated with the implementation of this system and these costs aggregated $4.1 million for the first half of 2004 compared with $4.7 million for the first half of 2003.

•                  Our tax rate from continuing operations for the first half of 2004 was 207% versus 38.2% for the same period in 2003.  The 2004 rate is high as our pre-tax loss was close to breakeven which causes the impact of permanent differences on the rate to be significant.

•                  Discontinued operations incurred pre-tax losses of $8.8 million, which includes losses from operations of $3.6 million, restructuring and other charges of $2.1 million, and an estimated loss on sale of $3.1 million during the first half of 2004.

Discontinued Operations

During the first quarter of 2004, we adopted a plan to dispose of our international operations in the United Kingdom, The Netherlands and the Asia/Pacific region along with our court reporting business in the United States.  These businesses operated within the Professional Services segment. For the six months ended June 25, 2004 and June 27, 2003, these subsidiaries had revenues of $151.4 million and $147.1 million, respectively, and had operating losses (including restructuring and other charges) before income taxes of $5.7 million and $4.5 million, respectively. Also included in the results of discontinued operations for the six months ended June 27, 2003, are revenues of $5.0 million and pre-tax operating income of $0.2 million relating to our former Netherlands technology consulting subsidiary and Saratoga, a human capital measurement business, which were sold in 2003. The net loss from discontinued operations for the three months ended June 27, 2003, includes tax expense of $3.2 million attributable to a change in tax estimates resulting from the sale of the technology consulting business in The Netherlands.

See Note 4, Discontinued Operations, in the accompanying condensed consolidated financial statements for additional information.

Restructuring and Other Charges

During the first quarter of 2004, we implemented additional cost reduction actions pursuant to restructuring plans initiated in 2003 (the “2003 Plan”).  The implementation of these cost reduction opportunities resulted in the termination of 49 additional personnel and the closure of 9 additional offices. Restructuring charges for the six months ended June 25, 2004, totaled $3.2 million, which includes second quarter charges of approximately $0.3 million (pre-tax) relating to the accrual of severance expense for employees with extended termination dates and additional facility closure expenses and asset write-offs for property previously vacated as a result of the 2003 Plans. These charges included $0.5 million relating to the Staffing Services operating segment, $1.5 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs. As a result of these activities, we expect to realize annual benefits to our operating expenses of $4.6 million relating to salaries and related benefits and $0.8 million relating to property expenses from pre-restructuring levels in the fourth quarter of 2003. Remaining property and severance payments under the 2003 Plan will be funded through operating cash flows in future periods. We do not believe there will be any further charges associated with this restructuring activity. However, there will be additional severance expense approximating $0.1 million (pre-tax) incurred through the third quarter of 2004 as a result of personnel whose termination dates were beyond 60 days of notification.

As discussed in Note 4, Discontinued Operations, in the accompanying condensed consolidated financial statements, we retained a lease obligation that was previously an operating location for our operations in the Asia/Pacific region. This lease obligation of $0.8 million was recorded as a restructuring charge within discontinued operations and is included in our remaining facility closure liability.

During the first quarter of 2004, we incurred other charges of $5.9 million to terminate the employment contract of our former chief executive officer.  This includes approximately $0.8 million of non-cash charges related to stock-based compensation. In the second quarter of 2004, we reversed $0.3 million of this charge as a result of a decision to accelerate the timing of the payout, for a pre-agreed discount, as provided for in the employment contract.

See Note 8, Restructuring and Other Charges, in the accompanying condensed consolidated financial statements for additional information.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, interest expense, interest and other income, income taxes and special items (restructuring and other charges). All material intercompany revenues and expenses have been eliminated. Amounts related to discontinued operations have been eliminated from our segment information below.

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes for the periods indicated are as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 25, 2004		June 27, 2003		June 25, 2004		June 27, 2003
		% of Total		% of Total		% of Total		% of Total
Revenues:
Staffing Services	$393,943	79.4%	$337,918	79.5%	$779,381	79.9%	$667,588	79.5%
Professional Services	102,349	20.6%	87,332	20.5%	195,462	20.1%	171,796	20.5%
Total	$496,292	100.0%	$425,250	100.0%	$974,843	100.0%	$839,384	100.0%

		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Gross Profit:
Staffing Services	$71,452	18.1%	$65,750	19.5%	$144,091	18.5%	$130,751	19.6%
Professional Services	33,126	32.4%	28,707	32.9%	60,559	31.0%	55,304	32.2%
Total	$104,578	21.1%	$94,457	22.2%	$204,650	21.0%	$186,055	22.2%
Segment Operating Profit:
Staffing Services	$4,102	1.0%	$3,961	1.2%	$11,086	1.4%	$7,388	1.1%
Professional Services	7,737	7.6%	1,430	1.6%	10,015	5.1%	1,495	0.9%
Total	11,839	2.4%	5,391	1.3%	21,101	2.2%	8,883	1.1%
Unallocated corporate costs	(5,758)		(8,702)		(11,608)		(16,143)
Interest expense	(1,641)		(1,651)		(3,084)		(3,151)
Interest and other income	1,169		1,941		2,187		3,265
Restructuring and other charges	29		476		(8,845)		476
Earnings (loss) from continuing operations before income taxes	$5,638		$(2,545)		$(249)		$(6,670)

Segment Operating Results

Staffing Services

Information on the Staffing Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 25, 2004		June 27, 2003		June 25, 2004		June 27, 2003
		% of Total		% of Total		% of Total		% of Total
Revenue by Skill:
Clerical	$252,189	64.0%	$233,674	69.2%	$510,144	65.5%	$465,797	69.8%
Light Industrial	141,754	36.0%	104,244	30.8%	269,237	34.5%	201,791	30.2%
Segment Revenue	$393,943	100.0%	$337,918	100.0%	$779,381	100.0%	$667,588	100.0%

Revenue by Service:
Temporary Staffing	$304,395	77.3%	$248,029	73.4%	$590,106	75.7%	$482,567	72.3%
Managed Services	85,819	21.8%	86,309	25.5%	181,830	23.3%	179,710	26.9%
Permanent Placement	3,729	0.9%	3,580	1.1%	7,445	1.0%	5,311	0.8%
Segment Revenue	$393,943	100.0%	$337,918	100.0%	$779,381	100.0%	$667,588	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	15.9%		17.3%		15.5%		16.9%
Managed Services	22.7%		22.5%		24.9%		24.4%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	18.1%		19.5%		18.5%		19.6%

Three Months Ended June 25, 2004 Compared with June 27, 2003

Revenues – Staffing Services revenues increased 16.6% to $393.9 million in 2004 from $337.9 million in the prior year.

•                  By skill –  Clerical revenues increased 7.9% and light industrial revenues increased 36.0% from prior year levels.  Approximately one-half of this growth came from our national accounts (our largest 60 customers) and was broadly based with the largest increases in the technology manufacturing, financial services and distribution sectors.  Growth was also widely disbursed across our North American operations.

•                  By service – Temporary staffing revenue increased 22.7% during the second quarter of 2004 compared with the same prior year period. Light industrial skill areas drove most of this improvement with increases also experienced in the clerical area.  Managed service revenues were about the same as prior year.  In general, managed services have not grown significantly due to recent off-shore outsourcing trends.  Permanent placement remained relatively constant with prior year.

Gross Profit – Gross profits increased 8.7% to $71.5 million from $65.8 million in the prior year. The overall gross profit margin was 18.1% in 2004 compared with 19.5% in the prior year, or a decrease of approximately 140 basis points.  The decrease in the gross profit margin is primarily due to substantially higher state unemployment costs (120 basis points), competitive pricing, primarily within temporary staffing (40 basis points) and a shift in the mix of business as lower margin temporary staffing services grew faster than other higher margin services such as permanent placement and managed services (30 basis points).  These factors were only partially offset by lower workers’ compensation costs (50 basis points).  Pricing competition remains intense as staffing companies focus on revenue growth, however we have seen some pricing stabilization over the last two quarters. Margins will remain under pressure as many states are faced with under funded unemployment trust funds and have substantially increased rates to replenish their funds.

Segment Operating Profit – Staffing Services segment operating profit was $4.1 million compared with $4.0 million in the prior year.  The slight increase from prior year was due to the increase in gross profits of $5.7 million described above, offset by higher operating expenses of $5.6 million.  The increased operating expenses were primarily associated with the higher revenue base, but operating expenses as a percentage of revenues decreased to 17.1% compared to 18.3% in the prior year. The decrease in the operating expense percentage is primarily due to greater leveraging of expenses through cost control activities, including a reduction in employee costs.

Six Months Ended June 25, 2004 Compared with June 27, 2003

Revenues – Staffing Services revenues increased 16.7% to $779.4 million in 2004 from $667.6 million in the prior year. Of this $111.8 million increase, $20.0 million or 3.0% was acquisition growth from our Canadian operations acquired on April 4, 2003, and $91.8 million or 13.7% was due to organic growth in our staffing operations.

•                    By skill – Clerical revenues increased 9.5% from the prior year consisting of $8.9 million or 1.9% of acquisition growth from our Canadian operations and $35.4 million or 7.6% of organic growth. Light industrial revenues increased 33.4% from the prior year consisting of $11.0 million or 5.4% of acquisition growth from our Canadian operations and $56.4 million or 28.0% of organic growth. Our largest customers accounted for approximately one-half of the growth and were in the technology manufacturing, telecommunications and financial services sectors.  Growth within the telecommunications sector was comprised of both staffing and managed services.

•                  By service – Temporary staffing revenue increased 22.3% compared with the prior year consisting of $19.4 million or 4.0% of acquisition growth and $88.1 million or 18.3% of organic growth.  Managed services increased 1.2% over the prior year as increases in outsourced recruitment and administrative services with telecommunications companies offset lower revenues in traditional call centers and decreases with other managed services customers.  Permanent placement revenue increased 40.2% over the prior year consisting of $0.6 million or 11.3% of acquisition growth and $1.5 million or 28.9% of organic growth due to the addition of recruitment resources and increased market demand.

Gross Profit – Gross profits increased 10.2% to $144.1 million from $130.8 million in the prior year. Of this increase, $3.9 million or 3.0% was acquisition growth from our Canadian operations, and $9.4 million, or 7.2% was due to organic growth of our staffing operations. The overall gross profit margin was 18.5% in 2004 compared with 19.6% in the prior year, or a decrease of about 110 basis points.  The decrease in the gross profit margin is due to: pricing pressure throughout 2003, primarily within the temporary staffing area, (140 basis points); substantially higher state unemployment costs (110 basis points); partially offset by lower workers’ compensation and other insurance costs (100 basis points) and a combination of the mix of business with higher margin services for employment process and permanent placement and lower margin temporary staffing services (40 basis points).

Segment Operating Profit – Staffing Services segment operating profit was $11.1 million compared with $7.4 million in the prior year.  The increase from prior year was due to the increase in gross profits of $13.3 million described above, partially offset by higher operating expenses of $9.6 million.  The increased operating expenses were primarily associated with the higher revenue base, but operating expenses as a percentage of revenues decreased to 17.1% compared with 18.5% in the prior year. The decrease in the operating expense percentage is primarily due to greater leveraging of expenses through cost control activities.

Outlook – Although we have experienced growth in revenues due to increased demand for temporary staffing services, the market remains highly competitive. We typically experience seasonal revenue growth in the third and fourth quarters of the year compared with the first two quarters and are anticipating sequential revenue growth in the third quarter. However, there is no assurance that this will occur. Pricing was stable in the second quarter of 2004 compared with the previous two quarters; however, we cannot be assured that this trend will be sustained. Permanent placement revenue should continue to grow as long as there is jobs growth in North America.

Professional Services

Information on the Professional Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 25, 2004		June 27, 2003		June 25, 2004		June 27, 2003
		% of Total		% of Total		% of Total		% of Total
Revenue by Skill:
Information Technology	$67,552	66.0%	$57,615	66.0%	$131,272	67.2%	$115,065	67.0%
Finance & Accounting	23,716	23.2%	20,410	23.4%	43,560	22.3%	38,671	22.5%
Other	11,081	10.8%	9,307	10.6%	20,630	10.5%	18,060	10.5%
Segment Revenue	$102,349	100.0%	$87,332	100.0%	$195,462	100.0%	$171,796	100.0%

Revenue by Service:
Temporary Staffing	$91,880	89.8%	$79,479	91.0%	$176,421	90.3%	$157,077	91.4%
Permanent Placement	10,469	10.2%	7,853	9.0%	19,041	9.7%	14,719	8.6%
Segment Revenue	$102,349	100.0%	$87,332	100.0%	$195,462	100.0%	$171,796	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	24.7%		26.2%		23.5%		25.8%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	32.4%		32.9%		31.0%		32.2%

Three Months Ended June 25, 2004 Compared with June 27, 2003

Revenues – Professional Services revenues increased 17.2% to $102.3 million in 2004 from $87.3 million in the prior year as economic conditions continued to improve.

•                    By Skill – Information technology increased 17.2% due to increased customer demand for technology services, particularly for software testing, help desk staffing and other general infrastructure services, which more than offset reduced revenues from solutions-based project work.  Finance and accounting demand was strong and increased 16.2% and was largely due to increasing regulatory and reporting requirements in the United States, which more than offset decreases from mortgage banking customers in prior periods as refinancing activity slowed in response to higher interest rates.  The largest increases were with customers in manufacturing and financial services (including health insurance segments).  Revenues from other skills sets (primarily engineering and legal) increased due to higher demand from customers in the manufacturing sector and improved general economic conditions.

•                    By service – Temporary staffing increased to meet demand for technology skills and to a lesser extent for finance and accounting personnel in response to increased regulatory and reporting requirements.  Permanent placement services were in high demand as companies are expanding staff to meet regulatory requirements.

Gross Profit – Professional Services gross profits increased 15.4% to $33.1 million in the second quarter of 2004 from $28.7 million in the same prior year period. The overall gross profit margin was 32.4% in the second quarter of 2004 compared with 32.9% in the same prior year period.  This 50 basis point decrease in gross profit margin is primarily due to lower pricing trends throughout 2003 (150 basis points) and increased state unemployment costs (60 basis points). These factors were mostly offset by a shift in business mix towards permanent placement business (90 basis points) and lower employee benefit and workers’ compensation costs (80 basis points).

Segment Operating Profit – Professional Services segment operating profit was $7.7 million compared with $1.4 million in the prior year. The increase in operating profit from the prior year was due to the increase in gross profits of $4.4 million as described above, as well as lower operating expenses of $1.9 million. Operating expenses as a percentage of revenues declined to 24.8% compared with 31.2% in the prior year. The decrease in operating expenses is due primarily to operating efficiencies gained in combining the former technology segment with our professional recruiting group to create the Professional Services segment and lower bad debt expense, in addition to cost containment.

Six Months Ended June 25, 2004 Compared with June 27, 2003

Revenues – Professional Services revenues increased 13.8% to $195.5 million in 2004 from $171.8 million in the prior year.

•                    By skill – Information technology increased 14.1% from prior year as spending for information technology investments increased.  We experienced increases in most geographic regions across North America, but especially in the Northeast and the South.  Demand for temporary staffing services increased and this more than offset decreases in solutions-based project work.  Finance and accounting increased 12.6% as companies began actively addressing increased regulatory reporting requirements in the United States.  The largest increases were with customers in the manufacturing sector and financial services sectors which more than offset declining mortgage banking.

•                    By service – Temporary staffing increased to meet demand for technology skills and to a lesser extent for finance and accounting personnel in response to increased regulatory and reporting requirements.  Permanent placement services increased 29.4% due to high demand for employees in finance and accounting.  Our technology permanent placement revenues increased from a relatively low level as we began to concentrate on increasing revenues in this service area.

Gross Profit – Professional Services gross profits increased 9.5% to $60.6 million in 2004 from $55.3 million in the prior year. The overall gross profit margin was 31.0% for the first half of 2004 compared with 32.2% in the prior year or a 120 basis point decrease from prior year. This decrease in gross profit margin is due to lower pricing trends during 2003 of about 270 basis points, increased state unemployment taxes of about 50 basis points and other factors of 35 basis points. These factors are considerably offset by a shift in business mix towards permanent placement business (90 basis points), lower employee benefit costs (85 basis points) and lower workers’ compensation costs (60 basis points).

Segment Operating Profit – Professional Services segment operating profit was $10.0 million compared with $1.5 million in the prior year. The increase in operating profit from prior year was due to the increase in gross profits of $5.3 million as described above, as well as lower operating expenses of $3.2 million. Operating expenses as a percentage of revenues declined to 25.9% compared with 31.3% in the prior year. The decrease in operating expenses is due primarily to operating efficiencies gained in combining the former technology segment with our professional recruiting group to create the Professional Services segment, in addition to cost containment.

Outlook – In Professional Services, performance for both temporary staffing and permanent placement will be driven by jobs growth and client investment, particularly within the information technology area. Within the technology skill set, we experienced a second quarter of year over year growth.  We believe that we will again experience year over year growth in the third quarter but there is no assurance that this will happen. Within the finance and accounting skills, the regulatory environment in the United States has resulted in increased demand for temporary staff and permanent placement services.  We believe that this demand will likely remain strong for at least the third quarter, but growth may slow towards the end of the year, as many companies will be finishing with Sarbanes-Oxley compliance work. Although pricing is not at prior year’s level, we have experienced stability between the first and second quarters and expect pricing to remain stable into the third quarter.

Unallocated corporate costs

Three months ended June 25, 2004 – Unallocated corporate costs decreased $2.9 million to $5.8 million in 2004 compared with $8.7 million in 2003. Unallocated corporate costs decreased in 2004 due in part to decreases in general corporate overhead due to staff reductions. Additionally, unallocated corporate costs in 2004 include the recovery of amounts owed under a purchase agreement that were written-off in 2002 associated with the sale of a business, unpaid rent costs and the related legal fees for a total of $1.4 million. As a percentage of consolidated revenues, these costs were 1.2% during 2004 compared with 2.0% in 2003.

Six months ended June 25, 2004  – Unallocated corporate costs decreased $4.5 million to $11.6 million during the first half of 2004 compared with $16.1 million in same period of 2003. Unallocated corporate costs decreased in 2004 as a result of decreases in general corporate overhead of $2.5 million due to staff reductions, lower non-capitalizable costs of $0.6 million related to the implementation of our enterprise-wide information system, and the recovery of $1.4 million described above.  As a percentage of consolidated revenues, these costs were 1.2% during 2004 compared with 1.9% in 2003.

Liquidity and Capital Resources

Cash Flows

As of June 25, 2004, we had total cash resources available of $48.1 million (an increase of $26.8 million from December 26, 2003) of which $40.1 million was held in the United States and the remainder by foreign subsidiaries or in foreign cash accounts.

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows (in thousands):

	Six Months Ended
	June 25, 2004	June 27, 2003
Cash Provided By (Used In):
Operating activities	$17,337	$78,174
Investing activities	1,747	(41,390)
Financing activities	7,694	(13,851)
Effect of exchange rates	33	1,340
Net increase in cash and cash equivalents	$26,811	$24,273

Cash provided by operating activities in 2004 was lower than 2003 primarily due to the receipt of federal tax refunds of $78.9 million during the first half of 2003. Major changes in operating cash flows are as follows:

•        Cash (used in) provided by changes in working capital was ($6.8) million for 2004 and $74.7 million for 2003. Working capital for 2004 was primarily used to fund an increase in days sales outstanding (DSO) of two days to 57 days at the end of the second quarter compared with 55 days at the end of the prior fiscal year.  Some of our largest customers lengthened payment terms during the fourth quarter of 2003 accounting for almost all of the increase during the first half of 2004. Partially offsetting this use of cash to fund accounts receivable was a federal tax refund of $13.2 million, higher payables for state unemployment costs (due to increased rates during 2004 and the resetting of taxable wages at the start of the calendar year) and higher accrued payroll for temporary employees as a result of growth in the business. Working capital for 2003 was provided primarily through a federal tax refund of $78.9 million.

•        Additional operating cash flow was provided by improved earnings of $6.0 million and higher non-cash items for restructuring and depreciation.

Cash provided by investing activities in 2004 of $1.7 million is primarily related to capital expenditures of $8.0 million offset by insurance claim reimbursements of $11.0 million from our captive insurance company for claim payments. Capital expenditures during 2004 included $4.0 million for the continuing investment in our enterprise-wide information system and systems infrastructure projects. For 2003, cash used in investing activities was $41.4 million and is primarily related to capital expenditures of $41.4 million (including $28.8 million relating to our enterprise-wide information system) and the payment of $10.8 million (excluding the assumption of debt) to acquire 85% of our Canadian franchise. Partially offsetting these 2003 capital expenditures were reimbursements from our captive insurance company of $8 million.  We do not expect capital spending for our enterprise-wide information system investment to exceed $7 million for the twelve-month period ended December 31, 2004.

Cash provided by financing activities was $7.7 million in 2004 and is primarily the result of net borrowings from our Canadian line of credit of $7.5 million and proceeds from option exercises of $4.6 million, partially offset by a $3.8 million repayment of a portion of the short-term notes payable for software and related costs.  For 2003, cash used in financing activities was $13.9 million and is the result of the repurchase of some of our convertible subordinated notes, the repayment of a portion of the debt assumed in conjunction with the Canadian acquisition and repayment of a portion of the short-term note payable for software and related costs.

Liquidity

We believe that a combination of our existing cash balances, operating cash flows, and loan facilities/bank lines of credit, taken together, provide adequate resources to fund ongoing operating requirements and planned capital expenditures in 2004.

We have a U.S. dollar loan facility that is secured by substantially all of our domestic accounts receivable.  This facility was amended in July 2004 to increase the facility from $200 million to $250 million of on-balance sheet financing.  As amended, this facility expires in June 2009. We have the option to borrow under this facility for short-term (less than 30 days) or long-term needs. Interest on this facility is based upon the length of time the borrowing is outstanding, the availability under the line and other notification conditions.  The interest rates for short-term and long-term borrowings as of June 25, 2004 would have been approximately 4.00% (prime plus a spread) and 3.37% (LIBOR plus a spread), respectively. Our credit facility provides for certain affirmative and negative covenants which may limit the total availability under this facility based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales and transactions with international subsidiaries. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. As of June 25, 2004, there were no amounts outstanding under this facility; however, we did draw on the facility and repay the amounts during the quarter (maximum outstanding at any one time was approximately $19 million).  The total availability under this facility at June 25, 2004, prior to the amendment, was approximately $138 million.

In July 2004, we announced that we intend to redeem the remaining 4 ½% convertible subordinated notes (balance of $89.6 million as of June 25, 2004) that mature in June 2005.  We will use a combination of cash on hand, proceeds from the sales of our discontinued operations and borrowings under the amended U.S. dollar loan facility to fund the redemption during the third quarter of 2004.

During the three months ended June 25, 2004, we entered into a Canadian dollar loan facility (secured by our Canadian accounts receivable) that expires in July 2007. This facility provides up to 13 million Canadian dollars of on-balance sheet financing (approximately $9.6 million at current exchange rates). As of June 25, 2004, we had 10.0 million Canadian dollars (approximately $7.4 million at current exchange rates) outstanding under this facility.

We completed the sale of our operations in The Netherlands at the end of the first quarter of 2004 for cash proceeds of approximately $2.4 million and we completed the sale of our operations in the Asia/Pacific region on June 28, 2004 for initial cash proceeds of approximately $14 million, with an additional cash payment approximating $3.5 million that is due in September 2005.  On August 2, 2004, we completed the sale of our operations in the United Kingdom for cash proceeds of approximately $29 million.  We currently anticipate net proceeds at least equal to the net book value from the sale of our United States based court reporting business.  We anticipate using these proceeds in part to redeem our 4 ½% convertible subordinated notes and for general working capital purposes.

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

•                  Government regulation may significantly increase our costs, including payroll-related costs and unemployment taxes.

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

•                  The disposition of businesses previously sold, or in the process of being sold, may create contractual liabilities associated with indemnifications provided.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 25, 2004, the majority of our cash and cash equivalents were invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

We are exposed to interest rate risk related to a portion of our debt.  Our outstanding variable-rate debt as of June 25, 2004 and June 27, 2003 was $15.4 million and $8.0 million, respectively. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.2 million and $0.1 million in 2004 and 2003, respectively, on an annual basis.

The fair value of our fixed-rate convertible subordinated notes as of June 25, 2004 was $89.4 million, with an $89.6 million carrying value at June 25, 2004. The fair value of our fixed-rate debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including debt other than the convertible subordinated notes, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from outside sources. As of June 25, 2004, we had three outstanding forward contracts to sell € 0.2 million in each of January 2005, 2006 and 2007, with a fair value, or cost to unwind that is not material to our consolidated results of operations.

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

There has been no change in our internal control over financial reporting during the quarter ended June 25, 2004, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning in July 2003, we started the implementation of our new enterprise-wide information system.  The full implementation is expected to be completed during 2004 and is expected to improve our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  Our Annual Meeting of Stockholders was held on May 18, 2004.

(b) The Annual Meeting involved the re-election of Class II directors Steven S. Elbaum and David R. Parker. The term of the following directors continued after the Annual Meeting: William F. Evans, James J. Forese, J. Ian Morrison and A. Michael Victory.

(c)  At the Annual Meeting, stockholders voted on the following matters:

(1) The election of directors Steven S. Elbaum and David R. Parker to continue in office as Class II directors for a three-year term expiring on the date of the Annual Meeting in the year 2007.

	Votes For:	Votes Withheld:
Steven S. Elbaum	43,130,195	10,711,766
David R. Parker	43,159,453	10,682,508

(2) A proposal to amend our Restated Certificate of Incorporation to conform to the Restated By-laws’ requirement that directors appointed by the Board of Directors to fill vacancies be required to stand for election at the next annual stockholders’ meeting.

Votes For:	Votes Against:	Abstentions:
53,749,671	35,104	57,185

(3) A proposal to amend our Amended and Restated 2000 Employee Stock Purchase Plan to authorize the issuance of an additional 1,000,000 shares under such plan.

Votes For:	Votes Against:	Abstentions:
48,952,173	837,029	938,056

(4) A proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2004.

Votes For:	Votes Against:	Abstentions:
48,996,265	4,832,711	12,984

(d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits required by Item 601 of Regulation S-K:

See Index of Exhibits.

(b)         Reports of Form 8-K.

On April 26, 2004, we furnished a report on Item 12 on Form 8-K pertaining to the issuance of a press release announcing our results of operations for the fiscal quarter ended March 26, 2004.  This Form 8-K is not deemed incorporated by reference into any of our filings with the Securities and Exchange Commission.

Exhibit Number		Exhibit Name
3.	1	Restated Certificate of Incorporation of Spherion, as last amended on May 19, 2004, filed as Exhibit 3.1 hereto.

4.	6	Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of Spherion, as last amended May 19, 2004, filed as Exhibit 4.6 hereto.

10.	19*	Spherion Corporation Outside Directors’ Compensation Plan, effective July 1, 2004, filed as Exhibit 10.19 hereto.

10.	39*	Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, as last amended May 19, 2004, filed as Exhibit 10.39 hereto.

31.	1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 31.1 hereto.

31.	2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 31.2 hereto.

32.	1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.1 hereto.

32.	2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 hereto.

* This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

DATE—August 3, 2004	BY	/s/ MARK W. SMITH
Mark W. Smith
Senior Vice President
and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit		Document
3.	1	Restated Certificate of Incorporation of Spherion, as last amended on May 19, 2004, filed as Exhibit 3.1 attached hereto.
4.	6	Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of Spherion, as last amended May 19, 2004, filed as Exhibit 4.6 attached hereto.
10.	19*	Spherion Corporation Outside Directors’ Compensation Plan, effective July 1, 2004, filed as Exhibit 10.19 attached hereto.
10.	39*	Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, as last amended May 19, 2004, filed as Exhibit 10.39 attached hereto.
31.	1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.
31.	2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.
32.	1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.1 attached hereto.
32.	2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 attached hereto.

* This Exhibit is a management contract or compensatory plan or arrangement.