Form 10-Q
period 2004-09-24
SPHERION CORP
filed 2004-11-03
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

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

Number of shares of Registrant’s Common Stock, par value $.01 per share (“Common Stock”), outstanding on October 22, 2004 was 60,994,591.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	September 24, 2004	September 26, 2003
Revenues	$507,728	$443,871
Cost of services	401,877	345,356

Gross profit	105,851	98,515

Selling, general and administrative expenses	100,455	95,419
Interest expense	1,475	1,495
Interest income	(807)	(1,149)
Restructuring and other charges	(238)	2,418
Other losses	841	—
	101,726	98,183

Earnings from continuing operations before income taxes and discontinued operations	4,125	332
Income tax (expense) benefit	(1,732)	138

Earnings from continuing operations before discontinued operations	2,393	470

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $1,993 in 2004)	(3,032)	(3,311)
Income tax benefit	30,382	897
Earnings (loss) from discontinued operations	27,350	(2,414)

Net earnings (loss)	$29,743	$(1,944)

Earnings (loss) per share — Basic:
Earnings from continuing operations before discontinued operations	$0.04	$0.01
Earnings (loss) from discontinued operations	0.45	(0.04)

	$0.49	$(0.03)

Earnings (loss) per share — Diluted:
Earnings from continuing operations before discontinued operations	$0.04	$0.01
Earnings (loss) from discontinued operations	0.44	(0.04)

	$0.48	$(0.03)

Weighted average shares used in computation of earnings (loss) per share:
Basic	61,311	60,054
Diluted	62,178	60,382

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Nine Months Ended
	September 24, 2004	September 26, 2003
Revenues	$1,460,877	$1,265,543
Cost of services	1,151,179	980,663

Gross profit	309,698	284,880

Selling, general and administrative expenses	293,459	286,600
Interest expense	4,559	4,646
Interest income	(2,994)	(4,101)
Restructuring and other charges	8,617	1,942
Other losses (gains)	841	(313)
	304,482	288,774

Earnings (loss) from continuing operations before income taxes and discontinued operations	5,216	(3,894)
Income tax (expense) benefit	(2,792)	1,794

Earnings (loss) from continuing operations before discontinued operations	2,424	(2,100)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $5,080 and $1,053, respectively)	(13,175)	(11,115)
Income tax benefit (expense)	35,166	(10)
Earnings (loss) from discontinued operations	21,991	(11,125)

Net earnings (loss)	$24,415	$(13,225)

Earnings (loss) per share — Basic:
Earnings (loss) from continuing operations before discontinued operations	$0.04	$(0.04)
Earnings (loss) from discontinued operations	0.36	(0.19)

	$0.40	$(0.22)

Earnings (loss) per share — Diluted:
Earnings (loss) from continuing operations before discontinued operations	$0.04	$(0.04)
Earnings (loss) from discontinued operations	0.36	(0.19)

	$0.40	$(0.22)

Weighted average shares used in computation of earnings (loss) per share:
Basic	60,914	59,859
Diluted	61,781	59,859

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	September 24, 2004	December 26, 2003
Assets
Current Assets:
Cash and cash equivalents	$9,242	$21,248
Receivables, less allowance for doubtful accounts of $5,222 and $6,671, respectively	328,795	330,001
Deferred tax asset	26,042	20,868
Income tax receivable	11,865	20,710
Insurance deposit	27,156	27,412
Other current assets	18,187	19,261
Assets of discontinued operations	21,159	—
Total current assets	442,446	439,500
Goodwill	47,695	49,977
Property and equipment, net	101,333	133,448
Deferred tax asset	134,752	144,154
Insurance deposit	70,170	67,688
Intangibles and other assets	29,079	30,067

	$825,475	$864,834

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$99,214	$97,019
Accrued salaries, wages and payroll taxes	65,250	60,282
Revolving lines of credit	48,499	—
Accrued insurance reserves	35,473	36,849
Current portion of long-term debt and other short-term borrowings	3,532	6,939
Accrued restructuring	3,638	5,531
Other current liabilities	6,865	7,391
Liabilities of discontinued operations	2,564	—
Total current liabilities	265,035	214,011
Long-term debt, net of current portion	12,956	8,325
Convertible subordinated notes	—	89,748
Accrued insurance reserves	30,634	29,110
Accrued income tax payable	54,228	79,423
Deferred compensation and other long-term liabilities	31,923	32,372
Total liabilities	394,776	452,989

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 4,399,319 and 5,425,781 shares, respectively	(42,197)	(54,971)
Additional paid-in capital	848,420	852,995
Accumulated deficit	(378,185)	(402,600)
Accumulated other comprehensive income	2,008	15,768

Total stockholders’ equity	430,699	411,845
	$825,475	$864,834

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Nine Months Ended
	September 24, 2004	September 26, 2003
Cash Flows from Operating Activities:
Net earnings (loss)	$24,415	$(13,225)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Discontinued operations (gain) loss on disposal, net of income tax benefit	(27,508)	3,918
Loss (gain) on bond repurchase	841	(313)
Depreciation and amortization	22,798	21,268
Deferred income tax benefit	(3,021)	(2,616)
Restructuring and other charges	10,730	2,063
Other non-cash charges	3,362	6,117
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(60,082)	(13,368)
Other assets	4,506	928
Income tax receivable	13,084	78,667
Accounts payable, income taxes payable, accrued liabilities and other liabilities	17,767	712
Accrued restructuring	(6,189)	(2,917)
Net Cash Provided by Operating Activities	703	81,234

Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations, net of cash sold	41,135	1,000
Acquisitions and earn-out payments, net of cash acquired	(223)	(11,025)
Capital expenditures, net	(10,390)	(58,887)
Insurance deposit	350	(13,090)
Other	(1,228)	2,249
Net Cash Provided by (Used in) Investing Activities	29,644	(79,753)

Cash Flows from Financing Activities:
Debt repayments, net	(2,781)	(11,537)
Repurchase of convertible subordinated notes	(90,323)	(6,602)
Net borrowings from revolving lines of credit	46,262	—
Proceeds from exercise of employee stock options	4,990	977
Other, net	(670)	679
Net Cash Used in Financing Activities	(42,522)	(16,483)
Effect of exchange rates on cash and cash equivalents	169	1,941
Net decrease in cash and cash equivalents	(12,006)	(13,061)
Cash and cash equivalents, beginning of period	21,248	65,456

Cash and cash equivalents, end of period	$9,242	$52,395

Supplemental Cash Flow Information:
Non-cash activities:
Debt assumed with Canadian acquisition	$—	$10,889
Short-term note payable for purchase of software and related costs	$823	$2,285
Capital lease obligation resulting from sale-leaseback transaction	$6,425	$—
Note receivable in conjunction with the sale of the Asia/Pacific operations	$3,181	$—

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

The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three and nine months ended September 24, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004. As discussed in Note 4, Discontinued Operations, certain portions of Spherion’s operations have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements and accordingly, prior period operating results of these subsidiaries have also been reclassified. Additionally, certain 2003 amounts have been reclassified to conform with the current year presentation.

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

Spherion has one primary stock option plan, the 2000 Stock Incentive Plan. As all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant, Spherion has not historically, or in the periods presented, included stock-based compensation cost in its net earnings or loss.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the three and nine months ended September 24, 2004 and September 26, 2003, if Spherion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003

Net earnings (loss), as reported	$29,743	$(1,944)	$24,415	$(13,225)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(699)	(545)	(2,642)	(2,668)

Pro forma net earnings (loss)	$29,044	$(2,489)	$21,773	$(15,893)

Earnings (loss) per share:

Basic—as reported	$0.49	$(0.03)	$0.40	$(0.22)

Basic—pro forma	$0.47	$(0.04)	$0.36	$(0.27)

Diluted—as reported	$0.48	$(0.03)	$0.40	$(0.22)

Diluted—pro forma	$0.47	$(0.04)	$0.35	$(0.27)

The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and fair value. The following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003

Expected life (in years)	3.3	2.8	3.3	2.9
Interest rate	2.83%	1.91%	2.71%	1.92%
Volatility	54.00%	61.00%	55.40%	62.00%
Expected dividends	—	—	—	—
Weighted average per share fair value	$2.94	$2.73	$3.65	$2.67

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

Upon adoption in the first quarter of 2004, Spherion had six franchisees with loan balances totaling approximately $3.1 million. After performing the required probability-weighted cash flow analyses, three of the franchisees were determined not to be VIEs. The remaining three are VIEs. It was determined that Spherion is not the primary beneficiary of these VIEs, thus consolidation is not required. These three franchisees provide light industrial and clerical staffing and their approximate gross revenues for the three months ended September 24, 2004 and September 26, 2003 were $2.6 million and $1.7 million, respectively, and $7.4 million and $5.0 million for the nine months ended September 24, 2004 and September 26, 2003, respectively. Spherion’s maximum exposure to loss is limited to its loan and royalty receivable balances for these three VIEs of $0.6 million as of September 24, 2004. All loan and royalty receivables are included in “Receivables,” “Other current assets” and “Intangibles and other assets” in the accompanying condensed consolidated balance sheets. No other franchisees have been identified as potential VIEs subsequent to Spherion’s initial adoption in the first quarter.

Upon adoption in the first quarter of 2004, Spherion had 13 licensees with total loan balances approximating $1.0 million. Spherion performed its evaluation on these licensee entities and determined that these entities are VIEs and Spherion is the primary beneficiary. As such, Spherion began consolidating the operations and assets and liabilities of these licensees upon adoption of FIN 46. Subsequent to the initial adoption, three licensees have paid off their loans, resulting in the deconsolidation of their respective assets and liabilities during the third quarter of 2004. Spherion’s licensees provide light industrial and clerical staffing and court reporting services, and the approximate revenues for the three months ended September 24, 2004 and September 26, 2003 from these 10 licensees’ operations were $18.3 million and $15.9 million, respectively, and $57.5 million and $53.0 million for the nine months ended September 24, 2004 and September 26, 2003, respectively. Revenues and costs of services generated by all licensed operations are recorded gross in Spherion’s consolidated statements of operations and Spherion pays the licensee a commission. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee’s full-time office employees. For the licensed operations that have been determined to be VIEs and are now consolidated, the impact on Spherion’s consolidated statements of operations is the elimination of their respective licensee commissions, which is replaced with salaries and wages, depreciation, other operating expenses and minority interest expense as the licensee still retains the incremental profits or losses. Spherion’s total assets and liabilities increased upon adoption of FIN 46 by $3.5 million due to the consolidation and this amount decreased to $2.5 million at September 24, 2004 due to the deconsolidation of the three licensees discussed above. Each licensee’s loan is collateralized by their respective business. In the event of default on the loan, Spherion retains the right to take over their operations. General creditors of Spherion’s licensees do not have any recourse against Spherion.

4. Discontinued Operations

During the first quarter of 2004, Spherion adopted a plan to dispose of its international operations in the United Kingdom, The Netherlands and the Asia/Pacific region along with its court reporting business in the United States as they did not meet Spherion’s growth and return requirements. Prior to Spherion’s decision to dispose of these operations, they were reported as part of Spherion’s Professional Services operating segment.

In September of 2004, Spherion announced its intent to sell its call center outsourcing business, which prior to this decision, had been reported as part of Spherion’s Staffing Services operating segment. This decision was due to recent changes in client demand and is consistent with Spherion’s strategy to focus on the North American staffing and recruiting markets. A $10.0 million estimated loss on sale for the call center outsourcing business was recorded to write-down the business to its estimated fair value.

In March of 2004, Spherion sold its operations in The Netherlands for cash proceeds of approximately $2.0 million (net of cash sold of $0.5 million) resulting in a pre-tax loss on the sale of $1.7 million. As part of the sale, Spherion indemnified the purchaser for certain liabilities including a potential employment related liability to The Netherlands government, and this potential liability is backed by a bank guarantee in the amount of € 3.4 million (approximately $4.2 million at current exchange rates). The Netherlands government has asserted that Spherion did not obtain necessary documentation from or properly withhold wages from certain employees in The Netherlands. Spherion denies the allegations but intends to enter into settlement negotiations with The Netherlands tax authorities and has established a reserve of $0.4 million for the resolution of this matter.

In the second and third quarters of 2004, Spherion sold its operations in the Asia/Pacific region in two transactions to two different purchasers. Total cash proceeds from both sales aggregated $13.7 million (net of cash sold of $0.2 million) and a 15-month note receivable of 5.0 million Australian dollars ($3.6 million at current exchange rates). Spherion could receive additional proceeds in future periods if one of the purchasers achieves targeted earnings levels. Both sales transactions require working capital audits and Spherion has established a reserve of $1.0 million for the resolution of these audits. Spherion incurred a total loss on the sale of these businesses of $3.2 million, of which $2.4 million was recorded during the third quarter of 2004 based upon the final terms of the sale agreement. Spherion remains obligated for a facility lease of one former operating location of this subsidiary; a charge of $0.8 million for the expected remaining liability under this lease (net of estimated sublease income) was included in discontinued operations’ restructuring in the second quarter of 2004.

In August of 2004, Spherion sold its operations in United Kingdom for cash proceeds of $25.4 million (net of cash sold of $3.1 million), which resulted in a pre-tax gain on the sale of $10.1 million, which was net of a $2.0 million reserve for final adjustments to the net proceeds. A tax benefit of $24.8 million was recorded in connection with the sale and is due to a higher tax basis than book basis on the sold assets.

Spherion evaluated its investment in its court reporting business and compared the book value with net realizable value as of September 24, 2004 and no valuation adjustment was required. Spherion expects its court reporting business will be sold before the end of the first quarter of 2005.

The major classes of assets and liabilities for the court reporting and call center businesses as of September 24, 2004 are as follows

(in thousands):

	Professional Services	Staffing Services	Total
Receivables, net	$10,019	$8,957	$18,976
Prepaids and other assets	1,953	230	2,183
Total assets of discontinued operations	$11,972	$9,187	$21,159

Account payable and other accrued expenses	$347	$1,316	$1,663
Other liabilities	647	254	901
Total liabilities of discontinued operations	$994	$1,570	$2,564

As a result of Spherion’s decision to dispose of these businesses, the operating results for all periods presented of these subsidiaries have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements in accordance with

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior year operating results from discontinued operations also include the results of Spherion’s former Netherlands technology consulting subsidiary and Saratoga, a human capital measurement business, through the dates of their dispositions during the first half of 2003.

Revenue and pre-tax losses of these subsidiaries included within earnings (loss) from discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 24, 2004 and September 26, 2003 are as follows (in thousands):

	Three Months Ended
	September 24, 2004			September 26, 2003
	Professional Services	Staffing Services	Total	Professional Services	Staffing Services	Total

Revenue	$22,790	$10,286	$33,076	$77,394	$6,743	$84,137

Gross profit	$9,454	$(272)	$9,182	$24,089	$(2,048)	$22,041
Selling, general and administrative expenses	9,517	741	10,258	24,284	947	25,231
Restructuring and other charges	(37)	—	(37)	—	121	121
Pre-tax loss from operations	(26)	(1,013)	(1,039)	(195)	(3,116)	(3,311)
Pre-tax gain (loss) on disposal	8,007	(10,000)	(1,993)	—	—	—
Income tax benefit (expense)	26,201	4,181	30,382	(267)	1,164	897

Net earnings (loss) from discontinued operations	$34,182	$(6,832)	$27,350	$(462)	$(1,952)	$(2,414)

	Nine Months Ended
	September 24, 2004			September 26, 2003
	Professional Services	Staffing Services	Total	Professional Services	Staffing Services	Total
Revenue	$174,171	$31,981	$206,152	$228,968	$24,939	$253,907

Gross profit	$54,007	$532	$54,539	$73,635	$(2,116)	$71,519
Selling, general and administrative expenses	57,661	2,895	60,556	77,935	3,525	81,460
Restructuring and other charges	2,088	(10)	2,078	—	121	121
Pre-tax loss from operations	(5,742)	(2,353)	(8,095)	(4,300)	(5,762)	(10,062)
Pre-tax gain (loss) on disposal	4,920	(10,000)	(5,080)	(1,451)	398	(1,053)
Income tax benefit (expense)	30,441	4,725	35,166	(2,000)	1,990	(10)

Net earnings (loss) from discontinued operations	$29,619	$(7,628)	$21,991	$(7,751)	$(3,374)	$(11,125)

Net earnings for the three months ended September 24, 2004 includes the recognition of a previously deferred tax benefit of $26.0 million that resulted from the sale of the international operations and a tax benefit of $3.8 million for the estimated loss on sale of the call centers. Restructuring and other charges for the nine months ended September 24, 2004, includes charges of $1.3 million primarily relating to the termination of 38 personnel to prepare these businesses to be sold and a $0.8 million charge related to a lease obligation as further described above. The net loss from discontinued operations for the nine months ended September 26, 2003 includes tax expense of $3.2 million attributable to a change in tax estimates resulting from the sale of the technology consulting business in The Netherlands.

5. Short-Term and Long-Term Debt Obligations

A summary of short-term and long-term debt obligations follows (in thousands):

	September 24, 2004	December 26, 2003

Short-term debt obligations:
U.S. dollar revolving line of credit, secured by accounts receivables, due 2009	$41,600	$—
Canadian dollar revolving line of credit, secured by accounts receivables, due 2007	6,899	—
Software license note payable, due 2004	1,770	6,775
Current portion of long-term debt	1,762	164
Total short-term debt obligations	$52,031	$6,939

Long-term debt obligations:
U.S. dollar convertible subordinated notes, due 2005	$—	$89,748
U.S. dollar convertible promissory notes, due 2005	8,000	8,000
Capital lease, due through 2011	6,180	—
Other debt, due 2004 through 2008	538	489
Total long-term debt obligations	14,718	98,237
Less current portion of long-term debt	(1,762)	(164)
Less U.S. dollar convertible subordinated notes, due 2005	—	(89,748)
Long-term debt, net of current portion	$12,956	$8,325

During the three months ended September 24, 2004, Spherion redeemed the remaining U.S. dollar convertible subordinated notes (the “Notes”) due in June 2005. Spherion paid a premium of $0.6 million to redeem the Notes and wrote-off the remaining bond issuance costs of $0.2 million, both of which are included in “Other losses” in the accompanying condensed consolidated statements of operations. Spherion used a combination of cash received from the sale of discontinued operations, cash on hand and borrowings under the U.S. dollar revolving line of credit to repurchase the Notes. During the nine months ended September 26, 2003, Spherion repurchased an aggregate face value of $7.0 million of the Notes for a purchase price of $6.6 million and recorded a gain of $0.3 million, net of bond issuance cost write-offs, which is included in “Other gains” in the accompanying condensed consolidated statements of operations.

Spherion entered into a seven-year contract with a third party information technology company to outsource its technology infrastructure operations effective as of July 26, 2004. The contract includes the sale at book value (which approximates fair market value) of certain computer hardware to be operated by the outsource provider. Spherion will account for this portion of the outsourced transaction as a sale-leaseback pursuant to SFAS No. 13, “Accounting for Leases.” Spherion recorded a capital lease obligation of $6.4 million at the start of the contract, and a balance of $6.2 million remains as of September 24, 2004.

In July 2004, Spherion amended its four-year U.S. dollar revolving line of credit to increase the facility from $200 million to $250 million.  This amendment also extended the maturity of the facility from July 2007 to June 2009.  There were no other material changes to the facility’s terms or affirmative or negative covenants. As of September 24, 2004, there was $41.6 million outstanding and availability of $163.3 million (calculated as eligible receivables of $245.6 million, less: amounts outstanding, letters of credit of $4.8 million and a one week payroll reserve of $35.9 million) under the amended facility.

During the second quarter of 2004, Spherion entered into a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that expires July 2007. This facility provides up to 13 million Canadian dollars of on-balance sheet financing (approximately $10.2 million at current exchange rates). As of September 24, 2004, Spherion had 8.8 million Canadian dollars (approximately $6.9 million at current exchange rates) outstanding under this facility.

6. Comprehensive Income (Loss)

The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net earnings (loss)	$29,743	$(1,944)	$24,415	$(13,225)

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	1,074	742	2	6,372
Reclassification adjustment for foreign currency translation relating to the sale of The Netherlands technology subsidiary	—	—	—	5,904
Reclassification adjustment for foreign currency translation relating to the sale of operations in The Netherlands, Asia/Pacific region and the United Kingdom	(13,307)	—	(13,762)	—
Total other comprehensive (loss) income	(12,233)	742	(13,760)	12,276

Total comprehensive income (loss)	$17,510	$(1,202)	$10,655	$(949)

7. Segment Information

Spherion has two operating segments: Staffing Services and Professional Services. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated corporate costs, interest expense, interest income, income taxes and special items (other (losses) gains and restructuring and other charges). All material intercompany revenues and expenses have been eliminated. Amounts related to Spherion’s discontinued operations have been eliminated from the segment information below.

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Revenues:
Staffing Services	$404,016	$354,488	$1,161,703	$1,004,364
Professional Services	103,712	89,383	299,174	261,179

Total	$507,728	$443,871	$1,460,877	$1,265,543

Gross Profit:
Staffing Services	71,794	69,739	215,082	200,800
Professional Services	34,057	28,776	94,616	84,080

Total	$105,851	$98,515	$309,698	$284,880

Segment Operating Profit:
Staffing Services	4,337	8,711	16,774	18,543
Professional Services	6,946	2,265	16,960	3,760

Total	11,283	10,976	33,734	22,303

Unallocated corporate costs	(5,887)	(7,880)	(17,495)	(24,023)
Interest expense	(1,475)	(1,495)	(4,559)	(4,646)
Interest income	807	1,149	2,994	4,101
Restructuring and other charges	238	(2,418)	(8,617)	(1,942)
Other (losses) gains	(841)	—	(841)	313
Earnings (loss) from continuing operations before income taxes	$4,125	$332	$5,216	$(3,894)

Unallocated corporate costs for the nine months ended September 24, 2004 include the recovery of amounts owed under a purchase agreement that were written-off in 2002 associated with the sale of a business, unpaid rents and the related legal fees for a total of $1.4 million.

8. Earnings (Loss) Per Share

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

The following table reconciles the numerator (earnings (loss) from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (in thousands, except per share amounts):

	Three Months Ended
	September 24, 2004			September 26, 2003
	Earnings from Continuing Operations	Shares	Per Share Amount	Earnings from Continuing Operations	Shares	Per Share Amount

Basic EPS	$2,393	61,311	$0.04	$470	60,054	$0.01

Effect of dilutive securities:
Stock options and other dilutive securities	—	867		—	328
Diluted EPS	$2,393	62,178	$0.04	$470	60,382	$0.01

	Nine Months Ended
	September 24, 2004			September 26, 2003
	Earnings from Continuing Operations	Shares	Per Share Amount	Loss from Continuing Operations	Shares	Per Share Amount

Basic EPS	$2,424	60,914	$0.04	$(2,100)	59,859	$(0.04)

Effect of dilutive securities:
Stock options and other dilutive securities	—	867		—	—
Diluted EPS	$2,424	61,781	$0.04	$(2,100)	59,859	$(0.04)

9. Restructuring and Other Charges

During the second half of 2003, Spherion identified certain cost reduction opportunities related to the realignment of its operating segments and the implementation of its enterprise-wide information system, and adopted a restructuring plan (the “2003 Plan”) to eliminate redundancies and centralize business support functions by terminating 149 personnel and to reduce excess capacity with the closure of 13 offices. Specifically during the three months ended September 26, 2003, Spherion incurred a restructuring charge of $2.4 million.

During the first quarter of 2004, Spherion implemented additional cost reduction actions pursuant to the 2003 Plan. The implementation of these cost reduction opportunities resulted in the termination of 49 additional personnel and the closure of 9 additional offices. Severance charges were $1.7 million, $0.2 million and $0.1 million in the first, second and third quarters of 2004, respectively. Facility closure expenses and charges and asset write-offs for properties previously vacated totaled $1.2 million and $0.1 million in the first and second quarters of 2004, respectively. Charges for the nine months ended September 24, 2004 included $0.5 million relating to the Staffing Services operating segment, $1.5 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs. Additional severance expense approximating $0.1 million (pre-tax) will be incurred through the fourth quarter of 2004 as a result of personnel whose termination dates were beyond 60 days of notification.

As discussed in Note 4, Discontinued Operations, Spherion remains obligated for a facility lease of one former operating location for its operations in the Asia/Pacific region. This lease obligation was recorded as a restructuring charge within discontinued operations in the second quarter of 2004 and the charge of $0.8 million is included in the table below as a remaining facility closure liability for Spherion.

During the third quarter of 2004, as part of Spherion’s on-going restructuring monitoring process, accruals of $0.4 million were identified that were unnecessary primarily as the result of the resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income. During the second quarter of 2003, $0.5 million of accruals (identified as unnecessary) were reversed to income primarily as the result of lower severance costs than initially anticipated and lower broker fees.

An analysis of the plans along with amounts remaining to be distributed under restructuring plans initiated in prior years is as follows (in thousands):

	Facility Closures and Asset Write-offs	Severance	Total

Balance at December 26, 2003	$3,389	$2,142	$5,531
First quarter plan charges	1,199	1,739	2,938
Utilized-first quarter 2004	(871)	(1,731)	(2,602)

Balance at March 26, 2004	3,717	2,150	5,867
Second quarter plan charges	61	210	271
Second quarter discontinued operations charges	791	—	791
Utilized-second quarter 2004	(650)	(1,118)	(1,768)

Balance at June 25, 2004	3,919	1,242	5,161
Third quarter plan charges	—	135	135
Reversal of over-accrual	(308)	(65)	(373)
Utilized-third quarter 2004	(517)	(768)	(1,285)

Balance at September 24, 2004	$3,094	$544	$3,638

At September 24, 2004, the remaining accruals for facility closures and asset write-offs of $3.1 million relate to lease payments on 17 closed locations that will be paid out through 2010 (net of applicable sublease income), and assets to be disposed of. The remaining severance accruals relate to terminated employees who have extended payout terms. Severance for employees with retention periods that extend past 60 days are accrued ratably over the retention period.

During the first quarter of 2004, Spherion also incurred other charges of $5.9 million to terminate the employment contract of its former chief executive officer. This included approximately $0.8 million of non-cash charges related to stock-based compensation. In the second quarter of 2004, Spherion reversed $0.3 million of this charge as a result of a decision to accelerate the timing of the payout, for a pre-agreed discount, as provided for in the employment contract.

10. Goodwill and Other Intangibles

The change in the carrying amount of goodwill for the nine-month period ending September 24, 2004 is as follows (in thousands):

	Staffing Services	Professional Services	Total

Balance at December 26, 2003	$38,436	$11,541	$49,977
Foreign currency changes and other	446	(130)	316
Reclassified to discontinued operations	—	(403)	(403)
Goodwill written off in conjunction with the sale of the Asia/Pacific operations	—	(2,195)	(2,195)

Balance at September 24, 2004	$38,882	$8,813	$47,695

Other intangible assets, which are amortized, are primarily comprised of trade names, trademarks and non-compete and employment agreements and amounted to $1.9 million, less accumulated amortization of $1.3 million as of September 24, 2004. Amortization of trade names and other intangibles amounted to $0.1 million for both the three months ended September 24, 2004 and September 26, 2003 and $0.4 million and $0.3 million for the nine months ended September 24, 2004 and September 26, 2003, respectively. Annual amortization expense of other intangible assets is expected to be $0.3 million and $0.1 million for fiscal years 2005 and 2006 and less than $50,000 for each of the fiscal years ended 2007 through 2009. The remaining weighted average life of other intangible assets is approximately 2 years.

11. Legal Proceedings and Contingencies

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

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. have an action pending against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, relates to Spherion’s divestiture of Interim HealthCare (the “Healthcare Divestiture”) in 1997 and seeks damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties are also seeking damages against Spherion in an action pending in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture. Spherion’s motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they are seeking in excess of $25 million in damages. The parties have filed post-trial briefs and oral arguments were heard in July 2004. A ruling is expected sometime in the near future.

Spherion does not have insurance coverage for these claims. Spherion does not believe that the resolution of this matter will have a material impact on its consolidated financial position, liquidity or results of operations above the amounts Spherion has already provided for.

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

The sale of the international subsidiaries allowed Spherion to reverse reserves of $26.0 million in the third quarter of 2004. An unfavorable settlement or adverse resolution of a challenge by the Internal Revenue Service could result in the repayment of a portion of the refund received. See Note 4, Discontinued Operations, for further information.

Several states are examining Spherion’s prior year unemployment tax rates. Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state. In the states where the rate is currently being examined and challenged, the claims are estimated to be approximately $3.6 million plus potential interest and penalties. During the second quarter of 2004, Spherion accrued $1.6 million as its best estimate of losses it expects to incur as a result of these challenges. It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges.

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

•                  Executive Summary

•                  Operating Results

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements – Safe Harbor

Executive Summary

During the third quarter of 2004 we again experienced strong revenue growth with a 14.4% increase over the prior year. The market is over one year into a demand recovery and, based upon the U.S. Department of Labor’s Bureau of Labor Statistics, was estimated to have grown approximately 9% during the third quarter of 2004 compared with the prior year. Although demand is increasing, there is significant price competition and lower margins as major staffing competitors attempt to maintain or increase market share in this recovery period. This price competition along with higher employment related costs, particularly for state unemployment costs, continues to put pressure on gross profit margins.

Operating conditions during the third quarter of 2004 were characterized by the following:

•                   Continued increase in customers’ demand for temporary and permanent placement services across all skill categories that we provide.

•                   Lower gross profit margins on a year over year basis due to pricing pressure and higher state unemployment costs in 2004.  Temporary staffing pricing (as measured by the average difference between bill and pay rates) decreased in the third quarter after being relatively stable during the first two quarters of 2004.

•                   Demand for light industrial services remained strong with a year over year increase of 29.1%. Clerical revenues increased 6.3% over the prior year.

•                   Information technology staffing revenues remained strong during the third quarter and the year over year growth was 16.6%, but revenues in this skill decreased 3.4% on a sequential quarter basis. Third quarter revenues for finance and accounting increased 5.3% over the prior year; a slower growth rate than that experienced during the second quarter of 2004.

•                   Permanent placement revenues increased 37.2% over the third quarter of the prior year.

We believe that improvements in our results are attributable to strategic focus on our core competency of staffing and recruiting-based services and strong increases in market demand.

During the third quarter of 2004, we decided to sell our call center outsourcing business and recorded a loss of $10 million as the estimated loss on the sale. These four call centers operate out of leased facilities in Texas, Nevada and Panama. We determined that we do not have sufficient size and scale to compete with larger call center operations in this capital intensive area.

During 2003, we began the implementation of our enterprise-wide information system with the roll-out of new general ledger, fixed asset and accounts payable modules in July of 2003. At the end of the third quarter of 2003, we implemented the new payroll module for non-temporary staff and began the roll-out of the front office and payroll and billing modules for temporary staff. At the end of October 2004 we had approximately 625 offices converted or approximately 92% of our locations.  The remaining offices are expected to be converted to the new system in early November 2004.

Operating Results

Consolidated Operating Results

Three Months Ended September 24, 2004 Compared With September 26, 2003

•                  Revenue in 2004 was $507.7 million, up 14.4% from 2003 due to increased demand. The Bureau of Labor Statistics reported an estimated increase of approximately 9% in the number of temporary employees during the third quarter in comparison with the prior year.

•                  Gross profits increased to $105.9 million, up 7.4% from the prior year due primarily to the increase in revenues. Gross profit margins decreased to 20.8% from 22.2% in the prior year due primarily to pricing pressure experienced in the third quarter of 2004 (130 basis points) and increased state unemployment costs (60 basis points), which has only partially been offset by lower employee benefit costs, including workers’ compensation costs (50 basis points).

•                  Selling, general and administrative expenses were $100.5 million, an increase of 5.3%, or $5.0 million over prior year. Selling, general and administrative expenses as a percentage of revenue decreased to 19.8% from 21.5% in the prior year. This decrease is primarily due to overall cost containment and leveraging of expenses within our operating segments. Of the $5.0 million increase in costs, the largest components were in bonuses and commissions due to increased sales and higher levels of permanent placement revenues.

•                  We continued the rollout of our enterprise-wide information system into approximately 160 additional offices during the third quarter of 2004. Capital spending during the third quarter totaled $1.1 million for this system. Our selling, general and administrative expenses continue to include non-capitalizable costs associated with the implementation of this system and these costs aggregated $2.0 million in 2004 and $2.4 million in 2003.

•                  Our effective tax rate from continuing operations for the three months ended September 24, 2004 was 42.0% versus a tax benefit of (41.6%) for the same period in 2003 and was based on our current estimate of the annual effective tax rate. The 2004 rate is higher than the US Federal statutory rate of 35% due primarily to the impact of state income tax expenses and permanently non-deductible expenses. In October 2004, the Working Families Tax Relief Act of 2004 was signed into law by the President. This legislation extends the benefit for Work Opportunity Tax Credits retroactive to January 1, 2004 and we will record this benefit during the fourth quarter for credits earned through September 24, 2004. The full year tax rate is expected to decrease to approximately 35% primarily as a result of this legislation and, as such, a reduction equal to approximately $0.02 per share to prior quarters’ tax expense will be recorded in the fourth quarter.

•                  Discontinued operations incurred pre-tax losses of $3.0 million, which includes losses from operations of $1.0 million and an estimated loss on sale of $2.0 million during the third quarter of 2004.

Nine Months Ended September 24, 2004 Compared With September 26, 2003

•                  Revenue in 2004 was $1,460.9 million, up 15.4% from 2003 due to increased demand. The Bureau of Labor Statistics reported an estimated increase of approximately 10% in the number of temporary employees in comparison with the prior year.

•                  Gross profits increased to $309.7 million, up 8.7% from the prior year due primarily to the increase in revenues. Gross profit margin decreased to 21.2% from 22.5% in the prior year due primarily to additional pricing pressure that we started to experience in 2003 and again in the third quarter of 2004 (150 basis points) and increased state unemployment costs (90 basis points), which has only partially been offset by lower employee benefit costs, including workers’ compensation costs (90 basis points) and a greater proportion of higher margin outplacement and outsourced recruiting projects (primarily in the first quarter of 2004) (20 basis points).

•                  Selling, general and administrative expenses were $293.5 million, an increase of 2.4% over prior year. Selling, general and administrative expenses as a percentage of revenue decreased to 20.1% from 22.6% in the prior year. This decrease is primarily due to overall cost containment and leveraging of expenses within our operating segments. The largest increases in costs have been in bonuses and commissions due to increased sales. Bad debt expense has increased due to higher volumes and higher days sales outstanding.

•                  Capital spending relating to our enterprise-wide information system for the nine-month period totaled $5.1 million. Our selling, general and administrative expenses continue to include non-capitalizable costs associated with the implementation of this system and these costs aggregated $6.1 million for the nine-month period ended September 24, 2004 compared with $7.1 million for the same period of 2003.

•                  Our effective tax rate from continuing operations for the nine-month period ended September 24, 2004 was 53.5% versus 46.1% for the same period in 2003 and was based on our current estimate of the annual effective tax rate. The 2004 rate is higher than the US Federal statutory rate of 35% due primarily to the impact of state income tax expense and permanently non-deductible expenses. In October 2004, the Working Families Tax Relief Act of 2004 was signed into law by the President. This legislation extends the benefit for Work Opportunity Tax Credits retroactive to January 1, 2004 and we will record this benefit during the fourth quarter for credits earned through September 24, 2004. The full year tax rate is expected to decrease to approximately 35% primarily as a result of this legislation and, as such a reduction equal to approximately $0.02 per share to prior quarters tax expense will be recorded in the fourth quarter.

•                  Discontinued operations incurred pre-tax losses of $13.2 million, which includes losses from operations of $6.0 million, restructuring and other charges of $2.1 million, and an estimated loss on sale of $5.1 million during the nine-month period ended September 24, 2004.

Discontinued Operations

During the first quarter of 2004, we adopted a plan to dispose of our international operations in the United Kingdom, The Netherlands and the Asia/Pacific region along with our court reporting business in the United States. These businesses operated within the Professional Services segment. The sale of the business in The Netherlands was completed during the first quarter of 2004 and the sales of the Asia/Pacific and United Kingdom operations were completed in the third quarter of 2004. Our court reporting business continues to be marketed for sale. Additionally during the third quarter of 2004, we announced our intention to sell our call center outsourcing business.  These call centers were previously a part of our Staffing Services segment.

These operations have been reported as part of discontinued operations. For the nine months ended September 24, 2004 and September 26, 2003, these subsidiaries had revenues of $206.2 million and $248.9 million, respectively, and had operating losses (including restructuring and other charges) before income taxes of $8.1 million and $10.2 million, respectively. Also included in the results of discontinued operations for the nine months ended September 26, 2003, are revenues of $5.0 million and pre-tax operating income of $0.1 million relating to our former Netherlands technology consulting subsidiary and Saratoga, a human capital measurement business, which were sold in 2003. Net earnings from discontinued operations for the three months ended September 24, 2004 includes the recognition of a previously deferred tax benefit of $26.0 million that resulted from the sale of the international operations and a tax benefit of $3.8 million for the estimated loss on sale of the call centers. The net loss from discontinued operations for the nine months ended September 26, 2003, includes tax expense of $3.2 million attributable to a change in tax estimates resulting from the sale of the technology consulting business in The Netherlands.

See Note 4, Discontinued Operations, in the accompanying condensed consolidated financial statements for additional information.

Restructuring and Other Charges

During the first quarter of 2004, we implemented additional cost reduction actions pursuant to restructuring plans initiated in 2003 (the “2003 Plan”). The implementation of these cost reduction opportunities resulted in the termination of 49 additional personnel and the closure of 9 additional offices. Restructuring charges for the nine months ended September 24, 2004, totaled $3.0 million. Severance charges were $1.7 million, $0.2 million and $0.1 million in the first, second and third quarters of 2004, respectively. We incurred facility closure expenses and charges for asset write-offs for property previously vacated of $1.2 million and $0.1 million in the first and second quarters of 2004, respectively. Charges for the nine months ended September 24, 2004 included $0.5 million relating to the Staffing Services operating segment, $1.5 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs. As a result of these activities, we expect to realize annual benefits to our operating expenses of $4.6 million relating to salaries and related benefits and $0.8 million relating to property expenses from pre-restructuring levels in the fourth quarter of 2003.

During the third quarter of 2004, as part of our on-going restructuring monitoring process, accruals of $0.4 million were identified that were unnecessary primarily as the result of the resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income.

As discussed in Note 4, Discontinued Operations, in the accompanying condensed consolidated financial statements, we remain obligated for a facility lease of one former operating location for our operations in the Asia/Pacific region. This lease obligation of $0.8 million was recorded as a restructuring charge within discontinued operations during the second quarter of 2004 and is included in our remaining facility closure liability.

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

For the nine months ended September 26, 2003, we incurred restructuring charges of $2.4 million to terminate redundant employees, centralize business support functions and reduce excess capacity pursuant to the 2003 Plan. The charge was offset by $0.5 million in accruals identified as unnecessary primarily as the result of lower severance costs than initially anticipated and lower broker fees, and these amounts were reversed to income.

See Note 9, Restructuring and Other Charges, in the accompanying condensed consolidated financial statements for additional information.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, interest expense, interest income, income taxes and special items (other (losses) gains and restructuring and other charges). All material intercompany revenues and expenses have been eliminated. Amounts related to discontinued operations have been eliminated from our segment information below.

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes for the periods indicated are as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 24, 2004		September 26, 2003		September 24, 2004		September 26, 2003
		% of Total		% of Total		% of Total		% of Total
Revenues:
Staffing Services	$404,016	79.6%	$354,488	79.9%	$1,161,703	79.5%	$1,004,364	79.4%
Professional Services	103,712	20.4%	89,383	20.1%	299,174	20.5%	261,179	20.6%

Total	$507,728	100.0%	$443,871	100.0%	$1,460,877	100.0%	$1,265,543	100.0%

		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Gross Profit:
Staffing Services	$71,794	17.8%	$69,739	19.7%	$215,082	18.5%	$200,800	20.0%
Professional Services	34,057	32.8%	28,776	32.2%	94,616	31.6%	84,080	32.2%
Total	$105,851	20.8%	$98,515	22.2%	$309,698	21.2%	$284,880	22.5%

Segment Operating Profit:
Staffing Services	$4,337	1.1%	$8,711	2.5%	$16,774	1.4%	$18,543	1.8%
Professional Services	6,946	6.7%	2,265	2.5%	16,960	5.7%	3,760	1.4%
Total	11,283	2.2%	10,976	2.5%	33,734	2.3%	22,303	1.8%

Unallocated corporate costs	(5,887)		(7,880)		(17,495)		(24,023)
Interest expense	(1,475)		(1,495)		(4,559)		(4,646)
Interest income	807		1,149		2,994		4,101
Restructuring and other charges	238		(2,418)		(8,617)		(1,942)
Other (losses) gains	(841)		—		(841)		313

Earnings (loss) from continuing operations before income taxes	$4,125		$332		$5,216		$(3,894)

Segment Operating Results

Staffing Services

Information on the Staffing Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 24, 2004		September 26, 2003		September 24, 2004		September 26, 2003
		% of Total		% of Total		% of Total		% of Total
Revenue by Skill:
Clerical	$249,373	61.7%	$234,660	66.2%	$737,823	63.5%	$682,745	68.0%
Light Industrial	154,643	38.3%	119,828	33.8%	423,880	36.5%	321,619	32.0%
Segment Revenue	$404,016	100.0%	$354,488	100.0%	$1,161,703	100.0%	$1,004,364	100.0%

Revenue by Service:
Temporary Staffing	$332,130	82.2%	$272,661	76.9%	$922,236	79.4%	$755,228	75.2%
Managed Services	68,363	16.9%	78,542	22.2%	228,499	19.7%	240,540	23.9%
Permanent Placement	3,523	0.9%	3,285	0.9%	10,968	0.9%	8,596	0.9%
Segment Revenue	$404,016	100.0%	$354,488	100.0%	$1,161,703	100.0%	$1,004,364	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	15.3%		16.8%		15.4%		16.9%
Managed Services	25.6%		26.1%		27.2%		26.9%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	17.8%		19.7%		18.5%		20.0%

Three Months Ended September 24, 2004 Compared with September 26, 2003

Revenues - Staffing Services revenues increased 14.0% to $404.0 million in 2004 from $354.5 million in the prior year.

•                  By skill - Clerical revenues increased 6.3% and light industrial revenues increased 29.1% from prior year levels. Approximately one-half of this growth came from our largest 250 accounts and was broadly based with the largest increases in the beverage, consulting, retail and manufacturing sectors. Growth was also widely disbursed across our North American operations.

•                  By service – Temporary staffing revenue increased 21.8% during the third quarter of 2004 compared with the same prior year period. Managed service revenues decreased 13.0% from prior year levels due to lower revenues from large customers, particularly in the information technology area. This was partially offset by higher revenues from outsourced recruitment services. Permanent placement remained relatively constant with prior year.

Gross Profit – Gross profits increased 2.9% to $71.8 million from $69.7 million in the prior year. The overall gross profit margin was 17.8% in 2004 compared with 19.7% in the prior year, a decrease of approximately 190 basis points. The decrease in the gross profit margin is primarily due to lower bill rate/pay rate spreads resulting from competitive pricing, primarily within temporary staffing (110 basis points), substantially higher state unemployment costs (70 basis points), and a shift in the mix of business as lower margin temporary staffing services grew faster than other higher margin services such as permanent placement and managed services (50 basis points). These factors were only partially offset by lower workers’ compensation costs (30 basis points) and lower costs for paid time off (10 basis points).   Pricing competition remains intense as staffing companies focus on revenue growth, and the pricing stabilization that we experienced during the first two quarters of 2004 did not continue into the third quarter. Margins will remain under pressure as many states are faced with under funded unemployment trust funds and have substantially increased rates to replenish their funds.

Segment Operating Profit – Staffing Services segment operating profit was $4.3 million compared with $8.7 million in the prior year. The decrease from prior year was due to higher operating expenses of $6.5 million, partially offset by the increase in gross profits of $2.1 million described above . The increased operating expenses were primarily associated with the higher revenue base, but operating expenses as a percentage of revenues decreased to 16.7% compared to 17.2% in the prior year. The largest increases in costs have been in bonuses and commissions due to increased sales. The decrease in the operating expense percentage is primarily due to greater leveraging of expenses through cost control activities, including a reduction in employee salary costs.

Nine Months Ended September 24, 2004 Compared with September 26, 2003

Revenues - Staffing Services revenues increased 15.7% to $1,161.7 million in 2004 from $1,004.4 million in the prior year. Of this $157.3 million increase, $20.0 million or 2.0% was acquisition growth from our Canadian operations acquired on April 4, 2003, and $137.3 million or 13.7% was due to organic growth in our staffing operations.

•                     By skill - Clerical revenues increased 8.1% from the prior year consisting of $8.9 million or 1.3% of acquisition growth from our Canadian operations and $46.2 million or 6.8% of organic growth. Light industrial revenues increased 31.8% from the prior year consisting of $11.1 million or 3.4% of acquisition growth from our Canadian operations and $91.2 million or 28.4% of organic growth. Our largest 250 customers accounted for approximately 60% of the growth and these customers were in the retail, manufacturing, telecommunications, beverage and consulting sectors.

•                  By service – Temporary staffing revenue increased 22.1% compared with the prior year consisting of $19.4 million or 2.6% of acquisition growth and $147.6 million or 19.5% of organic growth. Managed services decreased 5.0% from the prior year as customer losses and decreases in revenues from existing customers more than offset increases in outsourced recruitment and administrative services. Permanent placement revenue increased 27.6% over the prior year consisting of $0.6 million or 7.0% of acquisition growth and $1.8 million or 20.6% of organic growth due to the addition of recruitment resources and increased market demand.

Gross Profit – Gross profits increased 7.1% to $215.1 million from $200.8 million in the prior year. Of this increase, $3.9 million or 1.9% was acquisition growth from our Canadian operations, and $10.4 million, or 5.2% was due to organic growth of our staffing operations. The overall gross profit margin was 18.5% in 2004 compared with 20.0% in the prior year, or a decrease of about 150 basis points. The decrease in the gross profit margin is due to: additional pricing pressure that we started to experience in 2003 and again in the third quarter of 2004, primarily within the temporary staffing area, (130 basis points); substantially higher state unemployment costs (100 basis points); partially offset by lower workers’ compensation and other insurance costs (80 basis points).

Segment Operating Profit – Staffing Services segment operating profit was $16.8 million compared with $18.5 million in the prior year. The decrease from prior year was due to higher operating expenses of $16.0 million which was partially offset by the increase in gross profits of $14.3 million described above. The increased operating expenses were primarily associated with the higher revenue base, and included higher bonus, commissions and bad debt expenses which more than offset lower salary, travel and meeting expenses. Operating expenses as a percentage of revenues decreased to 17.1% compared with 18.1% in the prior year. The decrease in the operating expense percentage is primarily due to greater leveraging of expenses.

Outlook – Although we have experienced growth in revenues due to increased demand for temporary staffing services, the market remains highly competitive. We typically experience seasonal revenue growth in the fourth quarter of the year compared with the first three quarters and are anticipating sequential revenue growth in the fourth quarter again this year. However, there is no assurance that this will occur. Pricing decreased somewhat during the third quarter in contrast to more stable pricing in the first two quarters of the year. We are currently anticipating that this pricing pressure will continue into the fourth quarter but are addressing our delivery costs and pricing with major customers on a customer by customer basis. However, there is no assurance that these steps will increase our gross profits. Permanent placement revenue should continue to grow as long as there is jobs growth in North America.

Professional Services

Information on the Professional Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 24, 2004		September 26, 2003		September 24, 2004		September 26, 2003
		% of Total		% of Total		% of Total		% of Total
Revenue by Skill:
Information Technology	$65,285	62.9%	$55,973	62.6%	$196,557	65.7%	$171,038	65.5%
Finance & Accounting	24,353	23.5%	23,126	25.9%	67,913	22.7%	61,797	23.7%
Other	14,074	13.6%	10,284	11.5%	34,704	11.6%	28,344	10.8%
Segment Revenue	$103,712	100.0%	$89,383	100.0%	$299,174	100.0%	$261,179	100.0%

Revenue by Service:
Temporary Staffing	$91,907	88.6%	$81,498	91.2%	$268,328	89.7%	$238,575	91.3%
Permanent Placement	11,805	11.4%	7,885	8.8%	30,846	10.3%	22,604	8.7%
Segment Revenue	$103,712	100.0%	$89,383	100.0%	$299,174	100.0%	$261,179	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	24.2%		25.6%		23.8%		25.8%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	32.8%		32.2%		31.6%		32.2%

Three Months Ended September 24, 2004 Compared with September 26, 2003

Revenues– Professional Services revenues increased 16.0% to $103.7 million in 2004 from $89.4 million in the prior year as economic conditions continued to improve.

•                  By Skill - Information technology increased 16.6% due to increased customer demand for technology services, particularly for software testing, help desk staffing and other general infrastructure services, which more than offset reduced revenues from solutions-based project work. Approximately one-half of the technology increase relates to increased demand from larger customers, while the other half relates to increased sales with small to medium-sized businesses. Finance and accounting increased 5.3% largely due to increasing regulatory and reporting requirements, which more than offset decreases from mortgage banking customers as refinancing activity slowed in response to higher interest rates. Revenues from other skills sets (primarily legal and human resources) increased due to an increase in litigation support projects and improved general economic conditions.

•                  By service - Temporary staffing increased primarily to meet demand for technology skills and to a lesser extent for human resources and legal personnel. Permanent placement revenues increased due to improved market conditions, in addition to companies expanding staff to meet regulatory and reporting requirements.

Gross Profit – Professional Services gross profits increased 18.4% to $34.1 million in the third quarter of 2004 from $28.8 million in the same prior year period. The overall gross profit margin was 32.8% in the third quarter of 2004 compared with 32.2% in 2003. This 60 basis point increase in gross profit margin is primarily due to a shift in business mix towards permanent placement business (190 basis points) and lower employee benefit and workers’ compensation costs (50 basis points). These factors have been partially offset by lower pay/bill spreads (110 basis points) and increased state unemployment costs (20 basis points) and increased travel and other direct expenses (50 basis points).

Segment Operating Profit – Professional Services segment operating profit was $6.9 million compared with $2.3 million in the prior year. The increase in operating profit from the prior year was due to the increase in gross profits of $5.3 million as described above, partially offset by an increase in operating expenses of $0.7 million. Operating expenses as a percentage of revenues declined to 26.1% compared with 29.7% in the prior year. The increase in operating expenses is primarily due to higher bonus and commission expense (attributable to increased profits and higher levels of permanent placement revenue). This was partially offset by lower salaries, depreciation, rent and travel as a result of prior year restructuring activities to combine the former technology and professional recruiting groups together.

Nine Months Ended September 24, 2004 Compared with September 26, 2003

Revenues – Professional Services revenues increased 14.5% to $299.2 million in 2004 from $261.2 million in the prior year.

•                  By skill - Information technology increased 14.9% from prior year due to increased customer demand for technology services from both our larger and smaller customers. Demand for general infrastructure services increased from prior year, which more than offset decreases in solutions-based project work. Finance and accounting increased 9.9% as companies continued to actively address increased regulatory reporting requirements in the United States, which more than offset declining mortgage banking. Increased revenues in other skill-sets were primarily driven by increased demand for temporary staffing in the legal and human resources sectors.

•                  By service - Temporary staffing increased to meet demand for technology skills and to a lesser extent for finance and accounting personnel in response to increased regulatory and reporting requirements. Permanent placement services increased 36.5% due to improving market conditions and a higher demand for employees in finance and accounting. Our technology permanent placement revenues increased from a relatively low level as we began to concentrate on increasing revenues in this service area.

Gross Profit – Professional Services gross profits increased 12.5% to $94.6 million in 2004 from $84.1 million in the prior year. The overall gross profit margin was 31.6% for the first nine months of 2004 compared with 32.2% in the prior year or a 60 basis point decrease from prior year. This decrease in gross profit margin is due to lower pay/bill spreads that we experienced in 2003 and again in the third quarter of 2004 (190 basis points), increased state unemployment taxes (40 basis points) and increased billable expenses and other direct costs (60 basis points). These factors have been offset by a shift in business mix towards permanent placement business (120 basis points), lower workers’ compensation costs (40 basis points) and lower paid time off costs (70 basis points).

Segment Operating Profit – Professional Services segment operating profit was $17.0 million compared with $3.8 million in the prior year. The increase in operating profit from prior year was due to the increase in gross profits of $10.5 million as described above, in addition to lower operating expenses of $2.7 million. Operating expenses as a percentage of revenues declined to 26.0% compared with 30.8% in the prior year. The decrease in operating expenses is due primarily to operating efficiencies gained in combining the former technology segment with our professional recruiting group to create the Professional Services segment, in addition to cost containment.

Outlook – In Professional Services, performance for both temporary staffing and permanent placement will be driven by jobs growth and client investment, particularly within the information technology area. Within the technology skill set, we experienced a third quarter of year over year growth. We believe that we will again experience year over year growth in the fourth quarter but there is no assurance that this will happen. Within the finance and accounting skills, the regulatory environment in the United States has resulted in increased demand for temporary staff and permanent placement services. We believe that demand will likely remain strong for the fourth quarter, but may slow towards the end of the year as many companies will be finishing with Sarbanes-Oxley compliance work. Pricing is likely to remain under pressure in the fourth quarter.

Unallocated corporate costs

Three months ended September 24, 2004 - Unallocated corporate costs decreased $2.0 million to $5.9 million in 2004 compared with $7.9 million in 2003. Unallocated corporate costs decreased in 2004 due in part to decreases in general corporate overhead due to staff reductions and a reduction in non-capitalizable enterprise-wide information system costs. As a percentage of consolidated revenues, these costs were 1.2% during 2004 compared with 1.8% in 2003.

Nine Months ended September 24, 2004 – Unallocated corporate costs decreased $6.5 million to $17.5 million during the first nine months of 2004 compared with $24.0 million in the same period of 2003. Unallocated corporate costs decreased in 2004 as a result of decreases in general corporate overhead of $4.1 million due to staff reductions, lower non-capitalizable costs of $1.0 million related to the implementation of our enterprise-wide information system, and the recovery of $1.4 million owed under a purchase agreement that was written-off in 2002 associated with the sale of a business, unpaid rent costs and the related legal fees. As a percentage of consolidated revenues, these costs were 1.2% during 2004 compared with 1.9% in 2003.

Liquidity and Capital Resources

Cash Flows

As of September 24, 2004, we had total cash resources available of $9.2 million (a decrease of $12.0 million from December 26, 2003) of which $7.4 million was held in the United States and the remainder by foreign subsidiaries or in foreign cash accounts.

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows (in thousands):

	Nine Months Ended
	September 24, 2004	September 26, 2003
Cash Provided By (Used In):
Operating activities	$703	$81,234
Investing activities	29,644	(79,753)
Financing activities	(42,522)	(16,483)
Effect of exchange rates	169	1,941
Net decrease in cash and cash equivalents	$(12,006)	$(13,061)

Cash provided by operating activities in 2004 was lower than 2003 primarily due to the receipt of federal tax refunds of $80.9 million during 2003. Major changes in operating cash flows are as follows:

•        Cash (used in) provided by changes in working capital was ($30.9) million for 2004 and $64.0 million for 2003. Working capital for 2004 was primarily used to fund an increase in days sales outstanding (DSO) of five days to 60 days at the end of the third quarter compared with 55 days at the end of the prior fiscal year. This increase is due to some of our largest customers lengthening their payment terms during the fourth quarter of 2003, some inefficiencies caused by the system implementation and hurricane related shut downs at our corporate operation during the third quarter of 2004. Partially offsetting this use of cash to fund accounts receivable was a federal tax refund of $13.2 million, higher payables for state unemployment costs (due to increased rates during 2004) and higher accrued payroll and taxes for temporary employees as well as increased commissions payable to recruiters as a result of growth in the business. Working capital for 2003 was provided primarily through a federal tax refund of $80.9 million.

•        Additional operating cash flow was provided by higher non-cash items for restructuring and depreciation.

Cash provided by investing activities in 2004 of $29.6 million is primarily related to proceeds from the sale of discontinued operations of $41.1 million, partially offset by capital expenditures of $10.4 million. Capital expenditures during 2004 included $5.1 million for the continuing investment in our enterprise-wide information system and systems infrastructure projects. For 2003, cash used in investing activities was $79.8 million and is primarily related to capital expenditures of $58.9 million (including $42.2 million relating to our enterprise-wide information system), the payment of $10.7 million (excluding the assumption of debt) to acquire 85% of our Canadian franchise and $13.1 million , net of reimbursements, to fund insurance deposits collateralizing our workers’ compensation obligations. We expect full year capital expenditures to be between $12 million and $13 million.

Cash used in financing activities was $42.5 million in 2004 and is primarily the result of the redemption of our U.S. dollar convertible subordinated notes ($90.3 million), partially offset by net borrowings from our revolving lines of credit ($46.3 million). Additional cash provided by financing activities includes option exercises of $5.0 million and debt proceeds of $3.2 million, partially offset by a $6.0 million repayment of a portion of the short-term notes payable for software and related costs. For 2003, cash used in financing activities was $16.5 million and is the result of the repurchase of some of our U.S. dollar convertible subordinated notes, the repayment of a portion of the debt assumed in conjunction with the Canadian acquisition and repayment of a portion of the short-term note payable for software and related costs.

Liquidity

We believe that a combination of our existing cash balances, operating cash flows and revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements and planned capital expenditures for the next twelve months.

We have a U.S. dollar revolving line of credit that is secured by substantially all of our domestic accounts receivable. This facility was amended in July 2004 to increase the facility from $200 million to $250 million of on-balance sheet financing. As amended, this facility expires in June 2009. We have the option to borrow under this facility for a defined period of time (one, two, three or six months) or for an undefined period of time. Interest on this facility is based upon if we borrow for a defined or an undefined period of time, the availability under the line and other notification conditions. As of September 24, 2004, the interest rate for amounts borrowed for a defined period of time would have been approximately 3.64% (LIBOR plus a spread) or approximately 4.75% (prime plus a spread) for amounts borrowed for an undefined period of time. Our credit facility provides for certain affirmative and negative covenants which may limit the total availability under this facility based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales and transactions with international subsidiaries. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. As of September 24, 2004, we had $41.6 million outstanding under this facility. The availability under this facility at September 24, 2004, was approximately $163.3 million (calculated as eligible receivables of $245.6 million, less: amounts outstanding, letters of credit of $4.8 million and a one week payroll reserve of $35.9 million).

In August 2004, we redeemed the remaining U.S. dollar convertible subordinated notes (the “Notes”) that would have matured in June 2005. We used a combination of cash on hand, proceeds from the sales of our discontinued operations and borrowings under the U.S. dollar line of credit to fund the redemption. The Notes, which had an aggregate face value of $89.6 million, were redeemed at a premium of $0.6 million.

During the second quarter of 2004, we entered into a Canadian dollar line of credit (secured by our Canadian accounts receivable) that expires in July 2007. This facility provides up to 13 million Canadian dollars of on-balance sheet financing (approximately $10.2 million at current exchange rates). As of September 24, 2004, we had 8.8 million Canadian dollars (approximately $6.9 million at current exchange rates) outstanding under this facility.

Forward-Looking Statements – Safe Harbor

In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Forward Looking Statements–Safe Harbor section. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.

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

•                  We are subject to business risks associated with international operations in Canada and Panama, which could make our international operations significantly more costly.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 24, 2004, approximately $1.0 million of cash and cash equivalents was invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

We are exposed to interest rate risk related to a portion of our debt. Our outstanding variable-rate debt as of September 24, 2004 and September 26, 2003 was $56.5 million and $8.0 million, respectively. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.6 million and $0.1 million in 2004 and 2003, respectively, on an annual basis.

The fair values of all financial instruments approximate their book values as the instruments are short-term in nature or contain market rates of interest.

From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging include foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from outside sources. As of September 24, 2004, we had three outstanding forward contracts to sell € 0.2 million in each of January 2005, 2006 and 2007, with a fair value, or cost to unwind that is not material to our consolidated results of operations.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in timely alerting them as to material information relating to our Company (including our consolidated subsidiaries) required to be included in this Quarterly Report.

There has been no change in our internal control over financial reporting during the quarter ended September 24, 2004, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning in July 2003, we started the implementation of our new enterprise-wide information system. The full implementation is scheduled to be completed early in November of 2004 and is expected to improve our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

(a)           Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
10.63

Second Amendment to Credit Agreement dated as of March 30, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.63 hereto.

10.64

Third Amendment to Credit Agreement dated as of July 12, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.64 hereto.

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

SPHERION CORPORATION
(Registrant)

DATE—November 3, 2004	BY	/s/ MARK W. SMITH
Mark W. Smith
Senior Vice President
and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

Exhibit Index

Exhibit	Document
10.63

Second Amendment to Credit Agreement dated as of March 30, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.63 hereto.

10.64

Third Amendment to Credit Agreement dated as of July 12, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.64 hereto.

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