Form 10-K
period 2004-12-31
SPHERION CORP
filed 2005-03-15
CIK 914536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock, par value $.01 per share ("Common Stock"), as of June 25, 2004 on the New York Stock Exchange, was $623,559,497.

        Number of shares of Registrant's Common Stock outstanding on February 27, 2005 was 61,189,323.

        Documents Incorporated by Reference:

        Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after December 31, 2004, are incorporated herein by reference in response to Part III, Items 11, 13 and 14, inclusive, and to certain portions of Part III, Items 10 and 12.

PART I

Item 1.    BUSINESS

        As used in this report, the terms "we," "us," "our," "Spherion" and the "Company" refer to Spherion Corporation and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Company Overview

        We provide temporary staffing services, managed services and permanent placement services within North America. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting, engineering and administrative. Managed services include services where we assume the operation and management of a customer function such as the recruitment process, help desk, administrative services, data center or network operations. Permanent placement is a service where our employees locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts. Founded in 1946, we are headquartered in Fort Lauderdale, Florida, and operate a network of over 700 locations. Spherion Corporation is incorporated under the laws of the State of Delaware.

        During 2004, we announced our intention to sell our operations in the United Kingdom, The Netherlands and in the Asia/Pacific region, as well as our court reporting operation and call center outsourcing business in the United States. This decision was due to recent changes in client demand and is consistent with our strategy to focus on the North American staffing and recruiting markets. The international operations, as well as the court reporting business, were all sold prior to December 31, 2004. The call center outsourcing business may be sold during the first half of 2005. As a result of our decision to dispose of these businesses, operating results for all periods presented and the related assets and liabilities as of December 31, 2004, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

        During 2003, in connection with a three-year old agreement, we acquired 85% of our Canadian franchise operation for consideration of $21.6 million, including $10.9 million of debt assumed. The results of this operation are included in the Staffing Services operating segment and our consolidated results of operations as of the acquisition date.

        During 2002, we adopted a plan to dispose of certain technology consulting businesses in the United Kingdom and The Netherlands and Saratoga, a human capital measurement business in the United States. We completed the disposal of one of these subsidiaries prior to December 27, 2002 and disposed of the remaining two subsidiaries during the first half of 2003.

Industry Overview

        Spherion Corporation is a diversified staffing company operating in North America. The North American staffing market was estimated to be between $62 billion (per Deutsche Bank Securities, Inc.) and $87 billion (per Staffing Industry Analyst, Inc.) in 2003. This market includes temporary staffing, permanent placement and other services similar to those provided by Spherion. The North American staffing market in 2004 is estimated to have grown by approximately 7% to 12% and at a faster rate for high demand skill sets such as finance and accounting due to increased regulatory and reporting requirements.

        Up to 50% of the staffing industry is estimated to be concentrated in professional skills, including information technology, finance and accounting, legal, administrative and other skills that are consistent with those offered within Spherion's Professional Services operating segment. The balance of the North American staffing market is concentrated on services in the clerical and light industrial skill sets, similar to those offered in Spherion's Staffing Services operating segment.

        Business conditions in the staffing industry are economically sensitive. In 2001 and 2002, the industry experienced a decline in revenues, but economic conditions began to change through 2003. In 2004, Spherion and many of its peers benefited from the growth in revenues. Companies have continued to experience success in the usage of temporary help, which has facilitated rapid workforce adjustments as economic conditions improve. This practice has increased the demand for temporary help in North America, which as of September 2004 was 1.9% of the total workforce, an increase from 1.0% in the early 1990's. Demographics of the labor force continue to indicate that the overall labor pool may shrink over the next 10 years, creating a shortage of qualified job candidates, especially for certain professional workers. This shortage increases the need for companies to continue to use the services of Spherion and other companies within the staffing industry. The 10-year average growth rate for the North American staffing industry is estimated at 7.6% (per Deutsche Bank Securities, Inc.).

Operations Overview

        The Company is organized around two basic operating segments—Staffing Services and Professional Services. Within our Staffing Services operating segment, we provide three primary services—temporary staffing, managed services, and permanent placement. Within our Professional Services operating segment, we provide temporary staffing and permanent placement services. These services are further described as follows:

  •
  Temporary staffing—This is a service where our employees work at customer locations under the supervision of customer personnel. The duration of the assignment can be from a day or less to a period of several months. The number of our temporary employees at any given time is directly related to our customers' requirements and these employees are generally only paid when on assignment with a customer. We provide temporary employees with clerical, light industrial, information technology, finance and accounting, engineering and administrative skill sets. We are responsible for all employment related taxes of these temporary employees, workers' compensation and federal and state unemployment (burden costs). Services are generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or a mark-up over pay plus burden.

  •
  Managed services—This is a service where we take responsibility for the operation and management of a customer function such as the recruitment process (generally hiring), help desk, administrative services, data center or network operations and generally provide that service under long-term contracts. Managed services are provided by our employees who typically manage and staff the customer function. In certain cases we may only manage the customer function which could be staffed by a combination of Spherion, customer or other third-party employees. We are responsible for the operation of the customer function and generally are required to meet minimum service level agreements and provide customer driven reporting. Fees are determined based on a combination of headcount, service level provided and /or fixed fee per transaction/unit processed.

  •
  Permanent placement—This is a service where we locate candidates on behalf of our customers, screen the candidates and assist in the recruitment efforts. If the customer hires the candidate, our billing is generally a percentage of first year compensation for the candidate placed. Billing is contingent upon filling the assigned position.

The following table represents the 2004 revenues derived from each of these services within our two operating segments (in thousands):

	Staffing Services		Professional Services
	Amount	% Total	Amount	% Total
Temporary staffing	$1,310,755	80.8%	$368,788	90.0%
Managed services	297,627	18.3%	—	—%
Permanent placement	14,751	0.9%	40,794	10.0%

Total	$1,623,133	100.0%	$409,582	100.0%

        Within the services described above, the Staffing Services operating segment concentrates on placement and temporary staffing of individuals with clerical and light industrial skill sets. All managed services are provided within the Staffing Services operating segment. The Professional Services operating segment concentrates on temporary staffing and placement of higher-level skill sets such as information technology, finance and accounting, engineering and administrative. See Note 15, Segment Information, in the accompanying consolidated financial statements for additional information regarding the revenues, profits and losses and total assets for both our Staffing Services and Professional Services operating segments for 2004, 2003 and 2002.

Location Structure

        Our locations are company-owned, licensed or franchised. We believe that we can increase profitability and serve our customer base through a combination of company-owned, licensed and franchised locations. For 2004, 87.9% of revenues were derived from company-owned locations, with the remaining derived from franchised and licensed locations.

        The following table details the number of locations:

	Fiscal Years Ended December
	2004	2003	2002
Company-owned locations	531	550	515
Licensed locations	95	94	110
Franchised locations	86	91	112
Discontinued operations	4	76	85

Total	716	811	822

United States	680	703	737
Canada	32	32	—
Discontinued operations-International	—	50	59
Discontinued operations-North America	4	26	26

Total	716	811	822

  Company-Owned Locations

        We operate both company-owned branch and customer on-premise locations. A branch location is designed to serve multiple customers in a geographic market, while the customer on-premise location is established at the customer's location to serve only that customer. As of December 31, 2004, we operated 531 company-owned branch and customer on-premise locations. Future new or closed locations are driven by sales success creating the need for new company-owned branches and customer on-premise locations.

  Licensed Locations

	Fiscal Years Ended December
	2004	2003(1)	2002(1)
Licensee revenues (in thousands)	$238,140	$201,797	$241,357
Licensee commissions as a % of gross profit	68%	68%	64%
Number of licensees	50	51	55
Number of licensee locations	95	94	110

(1)
Licensee data for 2003 and 2002 have been adjusted from prior years to exclude discontinued operations.

        We grant licenses, which give the licensee the right to establish a recruitment business utilizing our trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. We typically grant licensees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel within a designated geographic area. We also assist our licensees in obtaining business from our national accounts and provide them with national, regional and cooperative local advertising. License agreements are generally for an initial term of 10 years and are renewable for successive 5-year terms at our discretion. Our licensees operate in the Staffing Services operating segment.

        Licensees operate within the framework of our policies and standards. We provide workers' compensation, general liability, professional liability, fidelity bonding and state unemployment coverage for temporary employees. We bill all customers serviced by licensees in our name and collect the remittances. Licensees use our computer systems.

        In our licensee arrangements, we act as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the licensee acts as our agent providing certain sales and recruiting services. Sales by the licensed locations are included in our revenues and the direct costs of services (payroll for the temporary employees and related payroll taxes and employee benefits) are included in our cost of services. We are responsible for paying the wages of the temporary employees and all related payroll taxes, employee benefits and insurance and collecting accounts receivable. The licensee is responsible to reimburse us up to 100% of uncollected accounts receivable, but we bear the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollectible accounts.

        The licensee is responsible for establishing its location and paying its related administrative and operating expenses, such as the rent, utilities and salaries of their full-time office employees. The licensee receives a commission from us, which averaged 68% of the licensed offices' gross profit for the year ended December 31, 2004. Our consolidated statements of operations reflect the licensee commission as an operating expense, but do not include the rent, utilities and salaries of the licensee's full-time office employees since these expenses are the responsibility of the licensee. Our consolidated balance sheets include the accounts receivable, payroll liabilities for temporary employees and related employee benefit liabilities and the licensee commission payable. The only exception to this financial statement presentation is the circumstance when we are required to consolidate certain licensees. See Note 8, Variable Interest Entities, in the accompanying consolidated financial statements for further discussion of these licensees.

        From time to time, we may finance a portion of the purchase price of the license at market rates of interest or provide working capital loans to licensees. The outstanding principal balance of such notes receivable was $0.2 million as of December 31, 2004.

        The number of licensees has decreased since 2002 as we have terminated license agreements (usually by converting the licensee to a franchisee) primarily to reduce our exposure to workers' compensation losses. We may continue to identify licensees whose operating practices are not aligned with our operating strategy and either convert these operations to company-owned or franchised locations or terminate the license agreement.

  Franchised Locations

	Fiscal Years Ended December
	2004	2003	2002
Franchisee royalty revenues (in thousands)	$8,370	$7,267	$7,266
Royalty revenues as a % of franchisee sales	4.0%	4.2%	4.0%
Number of franchisees	22	24	23
Number of franchisee locations	86	91	112

        We have been granting franchises for approximately 40 years. Most franchise agreements are 10 years in length and renewable every 5 years thereafter. A number of franchisees are second-generation owners. Most franchisees operate more than one franchise.

        We grant franchisees the right to market and furnish staffing services within a designated geographic area using our trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. We provide franchisees with our national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of our policies and standards and recruit, employ and pay their own full-time and temporary employees. Franchisees are responsible for all employment related taxes and workers' compensation costs of their employees. Franchisees do not use our computer systems. We receive royalty fees from each franchise based upon the franchisee's revenues.

        From time to time, we may finance a portion of the purchase price of the franchise at market rates of interest or provide working capital loans to franchisees. The outstanding principal balance of such notes receivable was $3.0 million as of December 31, 2004.

Acquisitions

        We currently do not expect to undertake any significant acquisitions. However, we may consider small acquisitions within each operating segment to fill geographic needs or to complete a service offering.

        In 2003, in connection with a three-year old agreement, we acquired 85% of our Canadian franchise operation for consideration of $21.6 million, including $10.9 million of debt assumed. We also entered into a put/call agreement with the minority interest holder, whereby the minority interest holder can put the remaining 15% interest in the Canadian operations back to us any time after December 31, 2005, or, as amended, we can call the remaining 15% interest any time after December 31, 2006. In 2002, we acquired one small recruitment business and a few of our licensed and franchised operations, aggregating $3.7 million.

        We are generally the purchaser of choice when a Spherion franchisee or licensee decides to sell its business. We have a right of first refusal on any franchise or license sale at the same terms and conditions as may be agreed with another purchaser (who ultimately must be approved by us, even if we waive our right of first refusal), and we have a standard end of term purchase option on our licenses and our more recently granted franchises, however we are not obligated in our standard agreements to repurchase either our franchised or licensed locations.

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

        Many of the large national and international competitors are characterized by very broad geographic coverage, large and complex information systems that can handle numerous legal and regulatory requirements and substantial financial resources. We compete against these companies for the largest customers (primarily Fortune 500 companies) where the customer requires broad geographic coverage, competitive national pricing and typically consolidated reporting to assist it in better controlling costs. Since most national customers use a central procurement department, the industry has moved towards consolidated competitive bidding with these customers with pricing as one of the key selection criteria in obtaining the contract. This has led to intense price competition within the staffing and recruitment industry and a focus on reducing back office processing costs, primarily by installing enterprise-wide information systems. To keep pace with our major national and international competitors, we have implemented an enterprise-wide information system to reduce our back office processing costs and increase our reporting capabilities. We anticipate that price competition with these larger competitors will continue.

        We believe that our customers primarily focus on the following key factors in selecting a service provider: location or geographic coverage, price and service delivery. Geographic coverage is important from the customer and candidate standpoint. Customers require that their providers be able to service most, if not all, of their locations. Location is important to the candidate because many candidates are unwilling to travel outside of their particular geographic market for a position. We have over 700 locations in North America and believe that our coverage is adequate in the markets we serve. During 2004, we sold all of our international operations with the exception of Canada; our lack of international coverage could put us at a disadvantage compared to our larger competitors in obtaining new business from multinational customers. Service delivery is understanding the customers' specific job requirements through consultative assessments, the ability to provide the right candidate for the right job and the ability to measure the quality of job performance. Factors in obtaining qualified candidates for employment assignments with customers include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours. No single customer accounted for 10 percent or more of our consolidated revenues in 2004.

        Within the Staffing Services operating segment, some of our largest competitors are Adecco S.A., Manpower Inc. and Kelly Services, Inc. Within the Professional Services operating segment, we compete with Robert Half International Inc., MPS Group, Inc. and Kforce Inc., among others.

Trademarks

        Through our subsidiaries, we maintain a number of trademarks, trade names and service marks in the United States and certain other countries. We believe that many of these marks and trade names, including SPHERION®, NORRELL® and ON-PREMISE® are important to our business. In addition, we maintain other intangible property rights.

        Through our subsidiaries, we currently use and have registered trademarks, and applications for trademark registration pending on various marks, including the following: MAKING THE WORKPLACE WORK BETTER®, KNOWLEDGESPHERE®, EMERGING WORKFORCE® and SALESFIT®.

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

Governmental Regulation

        Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements and (iii) substantive limitations on its operations. Staffing firms are the legal employers of their temporary workers. Therefore, staffing firms are governed by laws regulating the employer/employee relationship such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation.

        We also have operations in Canada and Panama. In either or both of these countries, there is significant national, provincial or local regulation of staffing services. These laws may require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions, notice prior to termination and severance pay. In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. We do not anticipate that these legal structures and requirements will have a material effect on our growth or prospects. However, any material change in national, provincial or local regulation of staffing services could have a material adverse effect on us.

        Our sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 14 states and is subject to statutory requirements in two Canadian provinces. Under these laws, we must deliver a franchise offering circular or disclosure document (similar to a prospectus) to prospective franchisees and licensees. These and other state laws may also apply substantive standards that govern the relationship between franchisors and franchisees. In states where we are selling franchises or licenses, we have filed either the appropriate registration or obtained an exemption from registration. We do not anticipate that these requirements or other state laws will have a material effect on our ability to sell franchises or licenses or operate our business through franchised or licensed offices.

Employees

        We estimate that we employed approximately 285,000 people in 2004, excluding employees of foreign operations sold during 2004. On average, approximately 60,000 billable personnel were assigned with our customers, at any given time.

Seasonality and Cyclical Nature of Business

        Seasonality—Our businesses are seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season. We typically experience a decrease of approximately 5 to 10% in our first quarter revenues in comparison with fourth quarter revenues. First quarter revenues of 2004 in comparison with the preceding fourth quarter growth remained stable due to a higher volume of contract-based work in managed services and increased demand experienced from the economic recovery. The decrease in first quarter revenues in comparison with the preceding fourth quarters for 2003 and 2002 was 8% and 9%, respectively.

        Cyclical Nature of the Business—The staffing industry has historically been considered to be cyclical, often acting as an indicator of both economic downswings and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long-term demand is expected to increase. As a consequence of this, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also tend to decrease quickly when the economy begins to weaken as our customers reduce temporary workers before terminating their own employees. While we have longer-term managed service contracts, which are not as directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity in our larger service offerings.

Executive Officers of the Registrant

        Our executive officers, each of whom has been elected to serve at the discretion of the Board of Directors, are:

Name and Age	Position
Roy G. Krause, 58	President and Chief Executive Officer since October 2004; President and Chief Operating Officer from July 2003 to October 2004; Executive Vice President and Chief Financial Officer from October 1995 to July 2003.
Eric Archer, 47	President of Professional Services since August 2003; President, Professional Recruiting Group from January 1998 to August 2003.
William G. Halnon, 46	Senior Vice President and Chief Information Officer since January 2005. From April 1997 to December 2004, Vice President-Chief Information Officer for DIMON Incorporated.
Lisa G. Iglesias, 39	Senior Vice President, General Counsel and Secretary since August 2003; General Counsel, Vice President and Secretary from July 1999 to August 2003; Associate Counsel from August 1998 to July 1999.
Richard A. Lamond, 58	Senior Vice President and Chief Human Resources Officer since November 2002. From 1973 to 2002, Senior Vice President—Human Resources and Administration for Millennium Chemicals Inc.
Byrne K. Mulrooney, 44
President, Staffing Services since September 2003; President, Operations Solutions—Midwest Region of Electronic Data Systems ("EDS") from July 2001 to August 2003; Vice President, Portfolio Management of EDS from January 2000 to July 2001; Vice President, Distributed Systems Services of EDS from May 1999 to January 2000.
Mark W. Smith, 42
Senior Vice President and Chief Financial Officer since July 2003; Vice President, Business Services from September 2002 to July 2003; Vice President, Business Services and Controller from August 2001 to September 2002; Vice President, Finance and Administration from June 2000 to August 2001; Vice President, Finance from June 1997 to June 2000.

Availability of Reports and Other Information

        Our corporate website is http://www.spherion.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. Also available on our website, or in print to any shareholder that requests it, are Spherion's Corporate Governance Principles, Code of Business Conduct and Ethics, as well as, charters for the Audit Committee, Compensation Committee, Corporate Governance Committee, Executive Committee and Nominating Committee. In addition, the Commission's website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission's website is not part of this Annual Report on Form 10-K.

Item 2.    PROPERTIES

        Our corporate headquarters are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida, in a 125,000 square-foot building owned by us, plus a leased annex of 30,000 square feet of additional space in the immediate vicinity. In addition, we lease approximately 70,000 square feet in Alpharetta, Georgia for operating functions. All other field locations operate in space held primarily under three to five year leases providing fixed monthly rentals. Our corporate headquarters and our field locations are used by both our Staffing Services and our Professional Services operating segments. We believe that our facilities are adequate for our needs.

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

        Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against us in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, related to our divestiture of Interim HealthCare (the "Healthcare Divestiture") in 1997 and sought damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties also sought damages against us in an action in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture. Our motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they sought in excess of $25 million in damages. The parties filed post-trial briefs and oral argument occurred in July 2004. The Court issued its opinion in February 2005. The opinion provides that we do not have to pay damages on any of the claims, except for one breach of contract claim for which the damages awarded to the plaintiffs total approximately $1.1 million plus pre-and post-judgment interest and attorneys' fees. The final judgment will be formally entered after the parties stipulate to the amount of attorneys' fees owed. The plaintiffs will then have thirty days after entry of the final judgment to file a notice of appeal. After issuance of the Court's opinion, we reduced our reserves related to this case and as of December 31, 2004 have reserves remaining in the amount of $2.4 million. We do not have insurance coverage for these claims. We believe the resolution of this matter will not have a material impact on our consolidated financial position, liquidity or results of operations above the amounts we have reserved.

        On December 13, 2004, and as amended on January 13, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion Corporation in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion Corporation, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32 million in damages, and treble for punitive damages, plus attorney fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK), fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by Spherion. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as an agent of Spherion. We intend to vigorously defend the action. As it is too early to determine the probability of an unfavorable outcome, we have not established a reserve for the resolution of this matter. We do not have insurance coverage for these claims.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on The New York Stock Exchange under the symbol "SFN." The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on The New York Stock Exchange:

2004	High	Low
First Quarter	$10.98	$8.18
Second Quarter	11.18	8.82
Third Quarter	10.37	7.00
Fourth Quarter	8.50	6.80
2003	High	Low
First Quarter	$6.86	$3.80
Second Quarter	6.98	3.80
Third Quarter	7.86	5.72
Fourth Quarter	10.10	6.75

        On February 27, 2005, there were approximately 2,373 holders of record of our common stock.

        We did not pay cash dividends in 2004 and 2003, and do not intend to pay cash dividends in the foreseeable future. In addition, our U.S. revolving line of credit, which we amended in July 2004, and our Canadian revolving line of credit, which we entered into in 2004, may restrict our ability to pay cash dividends in certain circumstances.

        The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes selected financial information for each of the most recent five fiscal years and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying consolidated financial statements included in this Annual Report on Form 10-K. During 2004, we announced and sold our operations in the United Kingdom, The Netherlands and in the Asia/Pacific region, and our court reporting operation in the United States. In the third quarter of 2004 we announced our intention to sell our call center outsourcing business. As a result of our decision to dispose of these businesses, the statement of operation data for all periods presented below, have been reclassified as discontinued operations.

	Fiscal Years Ended (in thousands, except per share data and operating information)
	2004 (1)	2003 (3)	2002 (4)	2001 (5)	2000 (6)
Statement of Operation Data:
Revenues excluding Michael Page	$2,032,715	$1,733,761	$1,771,119	$2,151,576	$2,674,484
Michael Page (2)	—	—	—	179,642	645,999

Total revenues	2,032,715	1,733,761	1,771,119	2,331,218	3,320,483
Gross profit	425,611	388,128	419,453	649,621	1,091,864
Earnings (loss) from continuing operations	15,196	(1,585)	(219,172)	117,506	68,466
Net earnings (loss)	35,829	(13,913)	(903,272)	106,961	74,526
Earnings (loss) per share—Basic:
Earnings (loss) from continuing operations	$0.25	$(0.03)	$(3.69)	$1.97	$1.07
Net earnings (loss) per share	0.59	(0.23)	(15.20)	1.80	1.17
Earnings (loss) per share—Diluted:
Earnings (loss) from continuing operations	$0.24	$(0.03)	$(3.69)	$1.88	$1.07
Net earnings (loss) per share	0.58	(0.23)	(15.20)	1.72	1.16
Weighted Average Shares:
Basic	61,036	59,951	59,417	59,502	63,728
Diluted	62,313	59,951	59,417	65,934	64,124
Balance Sheet Data (7):
Total assets	$830,266	$864,834	$863,695	$1,876,299	$2,493,002
Long-term debt, net of current portion	4,766	98,073	105,250	215,751	489,911
Working capital	119,828	225,489	280,583	410,131	12,013
Operating Information (7):
Operating locations	716	811	822	941	1,257

(1)
The 2004 fiscal year contains 53 weeks. All other years contain 52 weeks.

(2)
Operating results for Michael Page are included through the date of disposition in April 2001.

(3)
The 2003 results include the Canadian results of operations from the date of acquisition (April 4, 2003); pre-tax restructuring charges of $4.2 million; and a net loss from discontinued operations of $12.3 million.

(4)
The 2002 results include a pre-tax goodwill impairment charge of $230.7 million; pre-tax restructuring, and other charges of $10.4 million; and a pre-tax gain on the retirement of a portion of our convertible subordinated notes of $10.5 million. The 2002 results also include a net loss from discontinued operations of $68.5 million and the cumulative effect of a change in accounting principle to adopt SFAS No. 142, "Goodwill and Other Intangibles" of $615.6 million after-tax.

(5)
The 2001 results include a pre-tax gain on the sale of Michael Page of $305.7 million ($186.3 million after-tax); pre-tax restructuring, asset impairment and other charges of $130.8 million; and a pre-tax gain on the sale of marketable securities of $2.4 million. The 2001 results also include a net loss from discontinued operations of $9.4 million and the cumulative effect of a change in accounting principle to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" of $1.1 million after-tax.

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

  •
  Inflation

  •
  Seasonality and Cyclical Nature of Business

  •
  Forward-Looking Statements-Safe Harbor

Company Overview

        Spherion Corporation provides temporary staffing services, managed services and permanent placement services. Founded in 1946, we are headquartered in Fort Lauderdale, Florida, and operate a network of over 700 locations within North America. Our locations are company-owned, licensed or franchised. As of December 31, 2004, we had 531 company-owned offices, 95 licensed locations and 86 franchised locations.

        The Company is organized around two basic operating segments—Staffing Services and Professional Services. The Staffing Services operating segment includes clerical and light industrial temporary staffing, managed services and permanent placement. The Professional Services operating segment includes temporary staffing and permanent placement of employees with higher-level skill sets, such as information technology, finance and accounting, engineering and administrative. See the Operations Overview section of Part I of this Annual Report on Form 10-K for a further description of our operating segments.

Executive Summary

        The staffing industry experienced declines in revenues during 2001 and 2002. Economic conditions began to improve in 2003, and in 2004 our results are indicative of this economic recovery. Staffing Industry Analysts, Inc. estimated the total staffing industry growth at approximately 12% for 2004. Even considering the significant jobs growth in 2004, the staffing industry still remains economically sensitive and continues to be a challenging operating environment. The industry is still experiencing intense pricing pressures from customers, increased state unemployment costs as well as increased medical and workers' compensation costs.

        The following is a brief summary of our primary 2004 objectives and accomplishments:

  •
  Grow revenues at or above the industry average. After three years of no growth, our revenues increased 17.2% year over year, including approximately 1.5% of growth due to an additional week in 2004.

  •
  Implement a modern competitive infrastructure. During the fourth quarter of 2004 we completed the final roll-out of our enterprise-wide information system which we plan to leverage with future growth.

  •
  Stabilize gross profit margins. This has been our biggest challenge for the last two years due to the significance of some of the employee tax increases and continued strategic sourcing efforts by our Fortune 500 clients. We believe that recent pricing initiatives could be positive to margin trends, but that margins may continue to be negatively impacted by market conditions.

  •
  Dispose of several non-core business operations. During 2004, we sold our staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands, in addition to our court reporting business, and used these cash proceeds to significantly reduce our debt.

        Progress during 2004 included refining our strategic direction to concentrate on our core business in the North American staffing and recruiting markets and building momentum within our sales organization. Trends in our business, such as accelerating growth in clerical staffing, increased permanent placement activity and progress with efforts to improve pricing, give us confidence in the outlook for Spherion and our industry for 2005, in spite of a customer loss, as further discussed below. Profitability improved in 2004 and remains a focus in 2005 as we execute on our commitment to deliver value to our customers at a fair price.

        In 2005 and beyond we plan to focus on four key operating objectives:

  •
  First, to further increase our growth rates in local markets with small and mid-sized clients through relationship selling:

  -
  During 2004, our local staffing sales efforts generated more growth than the growth rate in our national accounts. Growth rates continue to be strong in this area as we strive to change our overall revenues mix through increased business development in the local branches.

  -
  Relationship selling is also key in professional services and our goal is to increase sales and recruiter headcount by 25% in 2005. We accelerated our hiring plans in the fourth quarter of 2004 and believe we are positioned to achieve this goal.

  •
  Second, to expand penetration in targeted mid-market accounts:

  -
  During 2004 we increased our sales focus in this client segment where pricing and service delivery requirements appear to align best with our capabilities.

  -
  We have specific targeting criteria that focus on high growth mid-market companies and companies undergoing significant change.

  -
  Additionally, we have identified a number of existing accounts that we believe have an opportunity for the expansion of skills sold. We have enhanced our account management capabilities for these clients and established specific sales quotas.

  •
  Third, to strategically manage our large accounts:

  -
  Last quarter we discussed our initiative to review pricing and services for our largest 200 accounts. We believe these activities are progressing well and have resulted in price increases at a number of clients. This type of review will be an ongoing part of our account management process to insure that we are receiving a fair price for our services.

  -
  However, with certain accounts if pricing goals are not achieved and service delivery remains intensive, we are willing to make some decisions to scale back services.

  •
  And finally, to leverage the technology infrastructure investments that we have spent the last two years implementing.

Operating Results

    Consolidated Operating Results

  Fiscal 2004 compared with 2003

  •
  Revenues in 2004 were $2,032.7 million, up 17.2% from 2003 due to increased demand including 1.5% of growth due to the additional week in 2004. The Bureau of Labor Statistics reported an estimated increase of approximately 7.7% in the number of temporary employees in comparison with the prior year.

  •
  Gross profit increased to $425.6 million, up 9.7% from the prior year primarily due to the increase in revenues. Our overall gross profit rate decreased to 20.9% from 22.4% in the prior year due primarily to pricing pressure (125 basis points) and increased state unemployment and federal employment taxes (75 basis points), which has only been partially offset by lower employee benefit costs, including workers' compensation costs (50 basis points).

  •
  Selling, general and administrative expenses were $401.5 million, an increase of 4.3% over prior year. Selling, general and administrative expenses as a percentage of revenues decreased to 19.8% from 22.2% in the prior year. We continued to reduce costs and incurred restructuring and other charges of $8.4 million in 2004 versus $4.2 million in 2003.

  •
  We completed the implementation of our enterprise-wide information system, spending $5.8 million in capital on this system in 2004. Our selling, general and administrative expenses included $7.3 million non-capitalizable costs associated with this system, down $1.6 million from 2003.

  •
  Our effective tax rate (benefit) from continuing operations for 2004 was (18.0%) versus (9.5%) for 2003. The rate for 2004 is lower than the federal statutory rate due to the impact of work tax credits renewed in the Working Families Tax Relief Act of 2004, and due to state tax benefits. The rate for 2003 was lower than the federal statutory rate of 35.0% as a result of the state tax expense impact that reduced the overall tax benefit on operating losses.

  •
  Discontinued operations incurred pre-tax losses of $14.0 million in 2004, which includes losses from operations of $9.6 million and an estimated loss on sale of $4.4 million during 2004.

  •
  Interest expense decreased marginally in 2004 compared to 2003, as the decrease in interest expense relating to the retirement of our remaining 4 1/2% convertible subordinated notes during 2004 was largely offset by increased expense related to debt outstanding on our U.S. and Canadian revolving lines of credit.

  •
  Days Sales Outstanding (DSO, a measure of how quickly accounts receivable are collected) increased to 60 days at the end of 2004 compared with 55 days at the end of 2003. Each one day increase in DSO approximates a use of $6 million of working capital.

  Fiscal 2003 compared with 2002

  •
  Revenues in 2003 were $1,733.8 million, down 2.1% from 2002 due to weaker demand and customer losses early in 2003, however revenues improved during the second half of the year. We acquired 85% of a former franchise operation in Canada during April 2003, which contributed $50.2 million in revenues during 2003.

  •
  Gross profit decreased to $388.1 million, down 7.5% from the prior year and our overall gross profit rate decreased to 22.4% from 23.7% in the prior year. This decrease was due primarily to pricing pressure (140 basis points) and increased federal payroll costs (10 basis points), which has only partially been offset by lower employee benefit costs, including workers' compensation (20 basis points).

  •
  Selling, general and administrative expenses were $384.9 million, a decrease of 7.8% over prior year. Selling, general and administrative expenses as a percentage of revenues decreased to 22.2% from 23.6% in the prior year. We continued to reduce costs and incurred restructuring and other charges of $4.2 million in 2003 versus $10.4 million in 2002. Most of the 2003 charge was to further consolidate operating units and to lower back office technology costs.

  •
  Capital spending for the implementation of our enterprise-wide information system was $45.8 million in 2003. Our selling, general and administrative expenses were approximately $7.0 million higher in 2003 compared with 2002 due to non-capitalizable costs associated with implementing this system.

  •
  We wrote off $983.1 million of intangible assets in 2002, including $691.6 million to adopt the new accounting standard on intangible assets at the beginning of 2002 and $230.7 million (an additional $60.8 million was recorded to subsidiaries which have been reclassified to discontinued operations) in the fourth quarter of 2002 as the markets we operated in continued to weaken.

  •
  Our effective tax rate (benefit) from continuing operations for 2003 was (9.5%) versus (6.4%) for 2002. The rate for 2003 was lower than the federal statutory rate due to the state tax expense impact that reduced the overall tax benefit on operating losses. The rate for 2002 was lower than the federal statutory rate of 35.0% as a result of non-deductible goodwill amortization expense.

  •
  In 2003, discontinued operations generated pre-tax losses of $16.1 million, including the loss from operations of $14.9 million and an estimated loss on sale of $1.2 million.

  •
  Interest expense decreased in 2003 compared to 2002 as a result of the retirement of a portion of our 4 1/2% convertible subordinated notes during 2002 and 2003.

Discontinued Operations

        During 2004, we assessed the profitability of our operations and made decisions to exit five of our business units. These business units included our court reporting business, our staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands, as well as our call center outsourcing business. This decision enables us to focus on our core business in the North American staffing and recruiting markets.

        These operations have been reported as part of discontinued operations in the accompanying consolidated financial statements. For the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, these subsidiaries had revenues of $226.7 million, $335.7 million and $344.9 million, respectively, and had pre-tax operating losses of $9.6 million, $14.8 million and $50.7 million, respectively. The results of discontinued operations for the fiscal years ended December 26, 2003 and December 27, 2002 also include revenues from our former Netherlands and United Kingdom technology subsidiaries and Saratoga of $5.0 million and $27.6 million, respectively, and pre-tax operating losses of $0.1 million and $10.4 million, respectively.

        See Note 2, Discontinued Operations, in the accompanying consolidated financial statements for further discussion.

Restructuring, Asset Impairments and Other Charges

        The following is a brief summary of current and prior period restructuring activities. This should be read in conjunction with Note 6, Restructuring, Asset Impairments and Other Charges, in the accompanying consolidated financial statements. A summary of the charges is as follows (in thousands):

	Fiscal Years Ended
	2004	2003	2002
Restructuring	$2,759	$4,205	$(7,361)
Asset Impairments and other charges	5,636	—	17,810

	$8,395	$4,205	$10,449

Restructuring Charges

        During the second half of 2003, we identified certain cost reduction opportunities primarily related to the realignment of our operating segments and the implementation of our enterprise-wide information system and adopted a restructuring plan (the "2003 Plan") to eliminate redundancies, reduce excess capacity and centralize business support functions. In 2003, we terminated 104 personnel and closed 5 offices. During the first quarter of 2004, we implemented additional cost reduction actions pursuant to the 2003 Plan resulting in the termination of 49 additional personnel and the closure of 9 additional offices. Restructuring charges, net of reversals for the years ended December 31, 2004 and December 26, 2003, totaled $2.8 million and $4.2 million, respectively. In both 2004 and 2003, these charges included amounts related to severance, costs for facility closures and asset write-offs. These charges related to both segments, as well as, corporate initiatives to lower back office personnel costs. See Note 6, Restructuring, Asset Impairments and Other Charges, in the accompanying consolidated financial statements for further information relating to these activities.

        No restructuring activities were undertaken during 2002, however restructuring charges of $7.4 million from prior years were determined unnecessary, primarily as a result of the buyout or sublease of existing lease obligations at better than expected rates and the favorable resolution of severance payouts, and these amounts were reversed to income during 2002.

Asset Impairments and Other Charges

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

        During the second quarter of 2002, we recorded other charges in the amount of $10.0 million for additional anticipated losses associated with the sublease of Norrell's former headquarters building due to the continued deterioration of the rental market in Atlanta, Georgia. During the fourth quarter of 2002, we also recorded asset impairment and other charges in connection with the write-down of assets of approximately $4.3 million relating to a going-concern software development operating unit, and $3.5 million relating to our obligation under an employment contract with a former executive.

Operating Segments

        We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring, asset impairments and other charges, goodwill impairment and gain (loss) on retirement of debt). All material intercompany revenues and expenses have been eliminated. Under the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," amounts related to discontinued operations have been eliminated from our segment information below.

        Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principle for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	2004		2003		2002
		% of Total		% of Total		% of Total
Revenues:
Staffing Services	$1,623,133	79.9%	$1,382,964	79.8%	$1,407,606	79.5%
Professional Services	409,582	20.1%	350,797	20.2%	363,513	20.5%

Total	$2,032,715	100.0%	$1,733,761	100.0%	$1,771,119	100.0%

		% of Revenues		% of Revenues		% of Revenues
Gross Profit:
Staffing Services	$297,147	18.3%	$275,243	19.9%	$298,102	21.2%
Professional Services	128,464	31.4%	112,885	32.2%	121,351	33.4%

Total	$425,611	20.9%	$388,128	22.4%	$419,453	23.7%

Segment Operating Profit (Loss):
Staffing Services	$25,475	1.6%	$29,746	2.2%	$31,739	2.3%
Professional Services	19,769	4.8%	4,717	1.3%	(2,817)	-0.8%

Total	45,244	2.2%	34,463	2.0%	28,922	1.6%

Unallocated corporate costs	(20,637)		(30,801)		(26,566)
Amortization expense	(543)		(448)		(320)
Interest expense	(5,766)		(6,178)		(11,149)
Interest income	3,815		5,105		5,684
Restructuring, asset impairments and other charges	(8,395)		(4,205)		(10,449)
Goodwill impairment	—		—		(230,685)
(Loss) gain on retirement of debt	(841)		313		10,458

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$12,877		$(1,751)		$(234,105)

Segment Operating Results

  Staffing Services

        Information on the Staffing Services operating segment's skill sets and service lines for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	2004		2003		2002
		% of Total		% of Total		% of Total
Revenues by Skill:
Clerical	$1,022,651	63.0%	$925,121	66.9%	$932,578	66.3%
Light Industrial	600,482	37.0%	457,843	33.1%	475,028	33.7%

Segment Revenue	$1,623,133	100.0%	$1,382,964	100.0%	$1,407,606	100.0%

Revenues by Service:
Temporary Staffing	$1,310,755	80.8%	$1,054,516	76.2%	$1,049,635	74.6%
Managed Services	297,627	18.3%	316,355	22.9%	348,404	24.7%
Permanent Placement	14,751	0.9%	12,093	0.9%	9,567	0.7%

Segment Revenues	$1,623,133	100.0%	$1,382,964	100.0%	$1,407,606	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	15.7%		17.0%		18.0%
Managed Services	25.7%		26.5%		28.5%
Permanent Placement	100.0%		100.0%		100.0%
Total Staffing Services	18.3%		19.9%		21.2%

  Fiscal 2004 Compared with 2003

        Revenues—Staffing Services revenues increased 17.4% to $1,623.1 million in 2004 from $1,383.0 million in the prior year, including acquisition growth of 1.5% from our Canadian operations and an increase of approximately 1.4% due to an additional week in 2004. This year over year growth was due to economic growth (GDP increased 4.4% during 2004) and the success of our marketing efforts within the United States. A number of new marketing initiatives were undertaken and our Staffing Services operating segment grew at a faster rate than our largest competitors. Our largest 250 customers grew at a slower rate than the smaller customers in this operating segment. Customers in the telecommunications, manufacturing, retail, consulting and information technology (IT) industries represented our largest revenue growth.

  •
  By skill—Clerical revenues increased 10.5% and light industrial revenues increased 31.2% from the prior year due to the reasons mentioned above.

  •
  By service—Temporary staffing increased 24.3%, compared with the prior year, due to the reasons mentioned above. Managed services decreased 5.9% from the prior year as customer losses and decreases in revenues from existing customers particularly for IT managed services such as help desk and data centers more than offset increases in outsourced recruitment and administrative services. Permanent placement revenues increased 22.0% over the prior year due to the addition of recruitment resources and increased market demand.

        Gross Profit—Gross profits increased 8.0% to $297.1 million from $275.2 million in the prior year. Of this increase, $3.9 million or 1.4% was acquisition growth from our Canadian operations, and $18.0 million, or 6.6% organic growth. The overall gross profit percentage was 18.3% in 2004 compared to

19.9% in the prior year, or a decrease of about 160 basis points. The decrease in the gross profit margin is due primarily to pricing pressure that we began to experience in 2003 (75 basis points), a shift in the mix of business to lower margin temporary staffing services (40 basis points), and an increase in state unemployment and federal employment taxes (90 basis points), partially offset by a decrease in employee benefit costs (45 basis points).

        Segment Operating Profit—Staffing Services segment operating profit was $25.5 million compared to $29.7 million in the prior year. The decrease from the prior year was due to higher operating expenses of $26.1 million which was partially offset by the increase in gross profits of $21.9 million described above. The increased operating expenses were primarily associated with a higher revenues base, and included higher bonus, bad debt expenses, temporary help, salaries and licensee commissions, which was only partially offset by lower travel and meeting expenses. Operating expenses as a percentage of revenues decreased to 16.7% compared with 17.8% in the prior year due to greater leveraging of expenses.

        Outlook—During the first quarter of 2005, a customer notified us that it will not renew certain of its managed services contracts as a result of its efforts to globally consolidate its managed services and temporary staffing suppliers and reduce costs. These contracts represented approximately $75 million in annual revenues in 2004, which we expect to transition to the new supplier beginning in April 2005. Additionally, we are carefully examining our portfolio of customers and may elect to terminate a select number of customer contracts where the returns do not meet our minimum targets. Employment in the staffing industry is expected to increase during 2005 and in spite of customer losses, we still anticipate that revenue could grow over 2004.

        Burden costs within the staffing industry increased significantly the past three years, particularly for state unemployment taxes. We believe that the majority of these increases have already been placed into effect and that the likelihood of further significant increases is less than the experience of the past three years. However, states could change laws and increase either the tax rates or the qualifying wages upon which we pay taxes.

        Unemployment continues to decline in most of the major markets that we service. Declining unemployment generally means a tighter supply of available workers and increased pricing, but there is no assurance that we will be able to increase pricing in response to this. Pricing pressure from customers remains strong and consolidated procurement buying remains in place in most customers.

  Fiscal 2003 Compared with 2002

        Revenues—Staffing Services revenues decreased 1.8% to $1,383.0 million in 2003 from $1,407.6 million in the prior year. Of this $24.6 million decrease, $74.8 million or 5.3% was due to organic decline in our staffing operations partially offset by $50.2 million or 3.5% of acquisition growth from our Canadian operations.

  •
  By skill—Clerical revenues decreased 0.8% from the prior year consisting of $33.5 million or 3.6% of organic decline offset by $26.0 million or 2.8% of acquisition growth from our Canadian operations. The decrease in clerical revenues is primarily due to the loss of customer contracts and volume decreases, specifically managed service contracts, help desk and data center. Light industrial revenues decreased 3.6% from the prior year consisting of $24.2 million or 5.1% of acquisition growth from our Canadian operations and $41.4 million or 8.7% of organic decline. The decrease in light industrial revenues is due primarily to the loss of a large temporary staffing contract in January 2003. There were new customer wins and sequential growth in the second, third and fourth quarters of 2003, but these increases were not enough to offset the customer losses and other decreases.

  •
  By service—Temporary staffing revenues increased 0.5% compared with the prior year consisting of $43.5 million or 4.1% of organic decline offset by $48.4 million or 4.6% of acquisition growth from our Canadian operations. Temporary staffing revenues increased, especially in the latter half of the year, as the temporary staffing industry started to recover from prior year levels and our customers began to increase their temporary work forces. Managed services decreased 9.2% from the prior year due to the loss of contracts and volume decreases mentioned above. Permanent placement revenues increased 26.4% over the prior year consisting of $1.8 million or 19.3% of acquisition growth and $0.7 million or 7.1% of organic growth due to the addition of recruitment resources and increased market demand. Permanent placement grew as we added resources to focus on this area.

        Gross Profit—Gross profits decreased 7.6% to $275.2 million from $298.1 million in the prior year. Of this decrease, $32.9 million or 11.0% was due to organic decline of our staffing operations, which was partially offset by $10.0 million or 3.4% of acquisition growth from our Canadian operations. The overall gross profit margin was 19.9% in 2003 compared with 21.2% in the prior year, or a decrease of about 130 basis points. The decrease in the gross profit margin was due primarily to pricing pressure that we started to experience in 2003 (90 basis points), a shift in the mix of business to lower margin temporary staffing services (35 basis points), and other costs (5 basis points), due in part to managed services revenues declines in help desks and data centers which have a relatively consistent amount of fixed costs.

        Segment Operating Profit—Staffing Services segment operating profit was $29.7 million compared to $31.7 million in the prior year. The decrease from prior year was due to the decrease in gross profit of $22.9 million as described above partially offset by lower operating expenses of $20.9 million. Operating expenses as a percentage of revenues decreased to 17.8% from 18.9% in the prior year. The decrease in operating expenses is due to cost control activities including a reduction in employee costs to match lower revenues and the disposition of our proprietary vendor management technology and services in the fourth quarter of 2002.

  Professional Services

        Information on the Professional Services operating segment's skill sets and service lines for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	2004		2003		2002
		% of Total		% of Total		% of Total
Revenues by Skill:
Information Technology	$267,108	65.2%	$229,186	65.3%	$267,995	73.7%
Finance and Accounting	94,190	23.0%	83,393	23.8%	57,105	15.7%
Other	48,284	11.8%	38,218	10.9%	38,413	10.6%

Segment Revenues	$409,582	100.0%	$350,797	100.0%	$363,513	100.0%

Revenues by Service:
Temporary Staffing	$368,788	90.0%	$319,699	91.1%	$335,915	92.4%
Permanent Placement	40,794	10.0%	31,098	8.9%	27,598	7.6%

Segment Revenues	$409,582	100.0%	$350,797	100.0%	$363,513	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	23.8%		25.6%		27.9%
Permanent Placement	100.0%		100.0%		100.0%
Total Professional Services	31.4%		32.2%		33.4%

  Fiscal 2004 Compared with 2003

        Revenues—Professional Services revenues increased 16.8% to $409.6 million in 2004 from $350.8 million in the prior year, including an increase of approximately 1.9% due to an additional week in 2004. Market conditions substantially improved over the prior year and economic recovery (4.4% GDP growth) along with increased governmental regulation contributed to overall growth. Our professional services segment grew at a slower rate than our largest competitors in this area. Additional recruitment resources are being added to accelerate growth.

  •
  By skill—Information technology increased 16.5% from prior year due to increased market demand for IT consultants. Finance and accounting increased 12.9% as companies continued to actively address increased regulatory reporting requirements in the United States, which more than offset decreases in the mortgage banking industry. Increased revenues in other skill-sets were primarily driven by increased demand for temporary staffing in the legal and human resources sectors.

  •
  By service—Temporary staffing increased to meet demand for technology skills and to a lesser extent for finance and accounting personnel in response to increased regulatory and reporting requirements. Permanent placement services increased 31.2% due to improving market conditions and a higher demand for employees in finance and accounting and an increased emphasis on IT.

        Gross Profit—Professional Services gross profits increased 13.8% to $128.5 million in 2004 from $112.9 million in the prior year. The overall gross profit margin was 31.4% in 2004 compared with 32.2% in the prior year or a 80 basis point decrease. This decrease in gross profit margin is due to lower pay/bill spreads that we experienced in 2003 and again in the second half of 2004 (200 basis points), increased state unemployment and federal employment taxes (30 basis points). These factors have been partially offset by a shift in business mix towards permanent placement business (80 basis points), and lower employee benefit costs (70 basis points).

        Segment Operating Profit—Professional Services segment operating profit was $19.8 million compared to $4.7 million in the prior year. The increased profit from prior year was due to the increase in gross profit of $15.6 million as described above. Operating expenses increased $0.5 million and as a percentage of revenues were 26.5% compared to 30.8% in the prior year. Operating expenses did not increase significantly as synergies obtained from combining the former technology and professional recruiting business units largely offset higher bonus and commission payments due to higher profits.

        Outlook—In Professional Services, performance for both temporary staffing and permanent placement will be driven by jobs growth and client investment, particularly within the informational technology area. Within the technology skill-set, we experienced year over year growth compared with the preceding three years when technology revenues decreased. Demand for technology skill sets continues to improve, but there is no assurance that it will continue. Within the finance and accounting skill sets, the strong growth that was experienced in 2004 is expected to continue into 2005. The regulatory environment, including Sarbanes-Oxley compliance work, was partly responsible for growth in 2004 as well as general economic recovery. Management has increased its investment in recruiters and headcount is expected to increase approximately 25% over the prior year.

        Burden costs within the staffing industry increased significantly the past three years, particularly for state unemployment taxes. We believe that the majority of these increases have already been placed into effect and that the likelihood of further significant increases is significantly less than the experiences of the past three years. However, states could change laws and increase either the tax rates or the qualifying wages upon which we pay taxes.

        Unemployment is declining and this generally results in higher pay and bill spreads. However, pricing pressure from customers remains strong and consolidated procurement buying remains in place in most customers.

  Fiscal 2003 Compared with 2002

        Revenues—Professional Services revenues decreased 3.5% to $350.8 million in 2003 from $363.5 million in the prior year.

  •
  By skill—Information technology decreased 14.5% from prior year as demand for related services continued to decline. Finance and accounting increased 46.0% significantly as the economy began to recover and was partially the result of mortgage refinancing activity and new financial compliance regulations. Revenues in other skill-sets, including legal, remained relatively constant during 2003.

  •
  By service—Temporary staffing decreased 4.8% in information technology skills as demand for related services continued to decline. Permanent placement services increased 12.7% within the finance and accounting skills sets.

        Gross Profit—Professional Services gross profits decreased 7.0% to $112.9 million from $121.4 million in the prior year. The overall gross profit percentage was 32.2% in 2003 compared with 33.4% in the prior year or a 120 basis point decrease. This decrease is due to pricing pressures within temporary staffing services and decreased higher margin IT service revenues (310 basis points), and higher payroll taxes (20 basis points). This decrease was partially offset by an increase due to a shift in the mix of business to permanent placement services (90 basis points) and lower costs for paid time off (120 basis points).

        Segment Operating Profit (Loss)—Professional Services segment operating profit was $4.7 million compared to an operating loss of $(2.8) million in the prior year. The increase from prior year was due to lower operating expenses of $16.0 million, partially offset by the decrease in gross profit of $8.5 million as described above. Operating expenses as a percentage of revenues were 30.8% compared to 34.2% in the prior year. The decrease in operating expenses is due primarily to operating efficiencies gained in combining the former technology segment with our professional recruiting group to create the Professional Services segment, in addition to cost containment.

  Unallocated corporate costs

        2004 compared with 2003—Unallocated corporate costs decreased 33.0% to $20.6 million in 2004 compared to $30.8 million in 2003. Unallocated corporate costs decreased in 2004 as a result of four items: decreases in general corporate overhead ($3.6 million); lower non-capitalizable costs related to the implementation of our enterprise-wide information system ($1.6 million); the recovery of an amount owed under a purchase agreement that was written-off in 2002; and a favorable judgment in the Interim HealthCare lawsuit. During 2004, we recovered $1.4 million owed under a purchase agreement that was written-off in 2002 associated with the sale of a business, unpaid rent costs and the related legal fees. The favorable judgment in the Interim HealthCare lawsuit resulted in a total decrease of $3.6 million in unallocated corporate costs from 2003 as follows: 2004 included an additional accrual of $0.7 million and reversal of the reserve after the judgment was received in the amount of $2.6 million; whereas 2003 included a $1.7 million accrual for the lawsuit. See Note 14, Commitments and Contingencies in the accompanying consolidated financial statements for further discussion. As a percentage of consolidated revenues, unallocated corporate costs were 1.0% during 2004 compared to 1.8% in 2003.

        2003 compared with 2002—Unallocated corporate costs increased 15.9% to $30.8 million in 2003 compared to $26.6 million in 2002. Unallocated corporate costs increased in 2003 primarily due to higher non-capitalizable costs of approximately $7.0 million related to the implementation of our enterprise-wide information system which was partially offset by other decreases in general corporate overhead of approximately $3.0 million. As a percentage of consolidated revenues, these costs were 1.8% during 2003 compared to 1.5% in 2002.

Liquidity And Capital Resources

        Historically, we have financed our operations through existing cash balances, operating cash flows and revolving lines of credit. Our principal uses of cash are capital expenditures, working capital needs and repayment of debt. The nature of our business requires payment of wages to our temporary employees and consultants on a weekly or bi-weekly basis, while payments from customers are generally received 30-60 days after billing.

  Cash Flows

        As of December 31, 2004, we had total cash resources available of $5.2 million of which $4.7 million was held in the United States. Since we are a net borrower, we closely manage our cash and debt balances to minimize interest expense. As of December 31, 2004 we have availability of $188.6 million under our revolving line of credit to fund operations.

        Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows (in thousands):

	Fiscal Years Ended
	2004	2003	2002
Cash Provided By (Used In):
Operating Activities	$6,077	$50,040	$39,163
Investing Activities	33,997	(82,241)	(119,238)
Financing Activities	(56,322)	(14,047)	(116,343)
Effect of exchange rates	154	2,040	1,615

Net decrease in cash and cash equivalents	$(16,094)	$(44,208)	$(194,803)

Operating cash flows

        Operating cash flows for 2004 of $6.1 million are primarily comprised of earnings, excluding the gain on disposal of discontinued operations, of $8.8 million plus non-cash expenses for depreciation and amortization of $28.8 million, offset by working capital usage of $34.0 million and a non-cash deferred income tax benefit of $8.9 million. Working capital was used primarily to fund accounts receivable as days sales outstanding ("DSO") increased to 60 days from 55 days in the prior year. Each one day increase in DSO approximates a use of $6 million of working capital.

        Operating cash flows for 2003 of $50.0 million are primarily comprised of cash provided by reductions in working capital of $28.4 million plus non-cash expenses for depreciation and amortization of $29.3 million and deferred compensation of $7.4 million, partially offset by the net loss, excluding the loss on disposal of discontinued operations, of $9.8 million and non-cash deferred tax benefit of $10.2 million. Working capital for 2003 was provided primarily through federal tax refunds of $80.9 million, partially offset by a use of cash of $38.7 million to fund accounts receivable as DSO increased to 55 days from 49 days in the prior year.

        Operating cash flows for 2002 of $39.2 million are primarily comprised of non-cash expenses, depreciation and amortization of $29.2 million, restructuring and other charges of $10.4 million and deferred income taxes of $14.1 million, partially offset by a working capital usage of $21.5 million. Working capital for 2002 was primarily used to reduce our accounts payable, accrued liabilities and other liabilities, which was partially offset by cash provided by accounts receivable (due to decreased revenues from the prior year and days sales outstanding improvement of four days) and accrued income taxes. Restructuring activities used $15.6 million as we neared the completion of prior year restructuring activities.

Investing cash flows

        Investing cash flows for 2004 of $34.0 million are primarily related to proceeds from the sale of discontinued operations of $43.7 million, offset by capital expenditures of $12.1 million. Current year proceeds from the sale of discontinued operations (net of cash sold) included $2.0 million, $13.7 million, $25.4 million and $2.6 million from the sale of Spherion operations in The Netherlands, Asia/Pacific region, United Kingdom and Spherion's court reporting business, respectively. Current year capital expenditures included the investment in our enterprise-wide information system, which amounted to $5.8 million.

        Investing cash outflows for 2003 of $82.2 million are primarily related to capital expenditures of $60.5 million. These capital expenditures included the investment in our enterprise-wide information system, which amounted to $38.6 million ($45.8 million including notes payable for capital purchases). We also paid $10.7 million (excluding the assumption of debt) to acquire 85% of our Canadian franchise during the second quarter of 2003.

        Investing cash outflows for 2002 of $119.2 million are primarily to fund $85.9 million of insurance deposits to collateralize workers' compensation obligations. Capital expenditures for 2002 of $34.6 million included $9.3 million ($15.0 million including notes payable for capital purchases) relating to our enterprise-wide information system.

        We expect our total 2005 capital expenditures to be between $13.0 million and $15.0 million and to be funded through operating cash flow or through borrowings under our existing revolving lines of credit.

Financing cash flows

        Financing cash outflows for 2004 of $56.3 million are primarily due to the retirement of the remaining 4 1/2% convertible subordinated notes in the amount of $89.7 million, partially offset by net borrowings from lines of credit used to fund our working capital.

        Financing cash outflows for 2003 of $14.0 million are primarily for the retirement of a portion of our 4 1/2% convertible subordinated notes, the repayment of a portion of the debt assumed in conjunction with the Canadian acquisition and repayment of a portion of the short-term notes payable for software and related costs.

        Financing cash outflows for 2002 of $116.3 million are primarily for the retirement of a portion of our 4 1/2% convertible subordinated notes and the repayment of short-term borrowings associated with prior years acquisitions.

  Financing

        We believe that a combination of our existing cash balances, other liquid assets, operating cash flows, and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements, however, our operating cash flow could be impacted by factors outside of our control.

        We have a U.S. dollar revolving line of credit that is secured by substantially all of our domestic accounts receivable. This revolving line of credit was amended in July 2004 to increase the line of credit availability from $200 million to $250 million of on-balance sheet financing. As amended, this revolving line of credit expires in July 2009. As of December 31, 2004, there was $25.0 million outstanding under this revolving line of credit. Total availability at December 31, 2004, was $188.6 million (calculated as eligible receivables of $250 million, less: amounts outstanding, letters of credit of $5.2 million and a one week payroll reserve of $31.2 million). We have the option to borrow under this revolving line of credit for a defined period of time (one, two, three or six months) or for an undefined period of time. Interest is based upon the duration of the borrowing, the availability under the line and other notification conditions. As of

December 31, 2004, the interest rate for amounts borrowed for a defined period of time would have been approximately 4.28% (LIBOR plus a spread) or approximately 5.25% (prime plus a spread) as of December 31, 2004. We incurred interest charges under this revolving line of credit at an average interest rate approximating 3.8% during 2004. We pay an unused line fee of 0.5% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum.

        During 2004, we also entered into a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This revolving line of credit provides up to 13 million Canadian dollars of on-balance sheet financing (approximately $10.8 million at current exchange rates). As of December 31, 2004, there was 8.6 million Canadian dollars (approximately $7.1 million at current exchange rates) outstanding under this revolving line of credit. As of December 31, 2004, the interest rate for amounts borrowed on this revolving line of credit approximated at 6.25% (prime plus a spread). We incurred interest charges under this revolving line of credit at an average interest rate approximating 4.8% during 2004. A commitment fee of 0.5% is paid per annum based on the unused portion of the revolving line of credit. Spherion Corporation guarantees the Canadian dollar revolving line of credit.

        Our credit facilities provides for certain affirmative and negative covenants which may limit the total availability under this revolving line of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. At December 31, 2004, we were in compliance with the requirements of these covenants.

        In August 2004, we retired the remaining U.S. dollar convertible subordinated notes (the "Notes") that would have matured in June 2005. We used a combination of cash on hand, proceeds from the sales of our discontinued operations and borrowings under the U.S. dollar revolving line of credit to fund the redemption. The Notes, which had an aggregate face value of $89.6 million, were retired at a premium of $0.6 million.

        In October 2000, we issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC. The promissory note bears interest at the three month LIBOR rate (2.56% as of December 31, 2004 and 1.4% and 1.3% weighted average for 2004 and 2003, respectively).

Contractual Obligations and Commitments (in thousands)

	Payments due by period
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations (1)	$43,437	$11,066	$80	$7,211	$80	$25,000	$—
Capital lease obligations	5,858	1,332	1,390	1,059	542	570	965
Operating lease obligations (2)	75,330	24,164	17,993	12,838	8,071	6,850	5,414
Purchase obligations (3)	136,551	34,306	32,220	18,788	14,922	14,625	21,690
Other liabilities (4)	1,556	1,556	—	—	—	—	—

Total	$262,732	$72,424	$51,683	$39,896	$23,615	$47,045	$28,069

(1)
The U.S. and Canadian dollar revolving line of credit balances are included in their respective year of scheduled maturity, although these revolving lines of credit are classified as current debt obligations in the accompanying consolidated balance sheet based upon our intent and ability to repay these obligations in 2005. Additionally, we are obligated to pay interest charges, an unused line fee and a letter of credit fee on these revolving lines of credit. These amounts will vary and as such have not been included in the table above. Interest charges are determined as discussed above. The unused line and letter of credit fees would not exceed $1.9 million in any given year.

(2)
Operating lease obligations for rent and equipment will be offset by future sublease income of $2.7 million in 2005, $2.3 million in 2006 and $2.2 million in 2007, 2008 and 2009 and $0.7 million thereafter.

(3)
Purchase obligations include normal and customary contracts and minimum spend contracts in the ordinary course of business with certain vendors and information technology maintenance contracts.

(4)
Other liabilities include deferred purchase price payments in connection with prior years' acquisition agreements and contractual obligations for severance.

        In connection with the acquisition of our Canadian franchise we entered into a put/call agreement with the minority interest holder, whereby the minority interest holder can put the remaining 15% interest in the Canadian operations back to us any time after December 31, 2005, or, as amended, we can call the remaining 15% interest any time after December 31, 2006. If the put or the call were exercised, the purchase price would be primarily determined based upon the net assets and gross profits from this operation in future periods. Based upon these factors, the purchase price using 2004 operating results and net assets as of the end of the year would approximate $2.3 million. As this amount is not truly determinable or certain to be paid at this point in time, it is not included in the table above.

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

        Intangible Assets—Effective at the beginning of 2002, Spherion adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or earlier if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the initial adoption of SFAS No. 142, we recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after-tax) as of January 1, 2002. Additionally, we performed our annual impairment test in November 2002, and recorded an additional impairment charge of $230.7 million relating to our continuing operations. These charges were determined based primarily on management's estimated fair value of each reporting unit using both the discounted present value of anticipated future cash flows and the comparable market prices of competitors. Management considered a number of factors, including valuations or appraisals, when determining these fair values. Even though neither our 2003 or 2004 annual impairment test resulted in impairment, due to the judgment inherent in estimating future cash flows, there could be further charges in future years to operations for up to the full value of our goodwill balance, which is currently $48.8 million, if the markets in which we operate decline or if the market values of competitors decrease.

        Accrued Self-Insurance Losses—We retain a portion of the risk under our workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Estimated losses for workers' compensation, general liability/professional liability and employment practices have been discounted at 4.2% and 4.5% at December 31, 2004 and December 26, 2003, respectively, and are based on actuarial estimates. Changes in legislation, the cost of health care services, claims processing costs, or increased litigation could affect the adequacy of these estimated liabilities. Prolonged changes in interest rates for risk-free U.S. government bonds could also affect the discount rate used in estimating these liabilities. A decrease of 1% in the discount rate would result in an additional pre-tax expense of approximately $1.7 million. Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to operations in the period determined. Due to the judgment used in recording these reserves, the ultimate amount of reserves that are needed could differ from our original estimate and could result in charges or credits to amounts recorded in cost of services and /or selling, general and administrative expenses.

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

        No stock-based employee compensation cost relating to stock options is reflected in net earnings (loss), as all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, our net earnings for the year ended December 31, 2004 would have been $32.9 million or $0.53 per diluted share. The fair value of options at grant date was estimated using the Black-Scholes multiple option model. Changes in any of the assumptions used in this model for 2004 (expected life of 3.3 years, a weighted-average risk free interest rate of 2.72%, volatility of 55.00% and no expected dividends), would change the weighted average per share fair value of $3.55. If our stock continues to experience a high degree of price volatility or if employees begin to exercise more options (which may indicate a longer option life), the fair value of our options would increase. The assumptions we used are based upon our historical experience, however future results could differ from these assumptions. Currently there would not be any effect on our operations due to changes in these assumptions. SFAS No. 123(R), "Share-Based Payment," issued in December 2004, will require us to expense stock options beginning in the third quarter of 2005. At that time, changes or additions to assumptions or a change in the option-pricing model used, could impact our financial operating results.

        Income Taxes—At December 31, 2004, we had a net deferred tax asset of $168.7 million. This deferred tax asset was evaluated under the guidelines of SFAS No. 109, "Accounting for Income Taxes," and a determination on the basis of objective factors was made that the asset will be realized through future years taxable earnings. If we determine that future taxable earnings will be insufficient to recover the deferred tax assets, we will be required to write-off all or a portion of the deferred tax asset by a charge to earnings. These objective factors include historical taxable income, normalized for non-recurring income and expense items. Using an average of this income projected to future years, if the asset can be recovered within the statutory carryforward periods there is no impairment. If our future earnings, after being adjusted for non-recurring items, should decrease from present levels and remain low for a period of 1 to 2 years, there could be impairment of the existing deferred tax asset.

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

Seasonality And Cyclical Nature Of Business

        Seasonality—Our businesses are seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season. We typically experience a decrease of approximately 5 to 10% in our first quarter revenues in comparison with fourth quarter revenues. First quarter revenues of 2004 in comparison with the preceding fourth quarter growth remained stable due to a higher volume of contract-based work in managed services and increased demand experienced from the economic recovery. The decrease in first quarter revenues in comparison with the preceding fourth quarters for 2003 and 2002 was 8% and 9%, respectively.

        Cyclical Nature of the Business—The staffing industry has historically been considered to be cyclical, often acting as an indicator of both economic downswings and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long term demand is expected to increase. As a consequence of this, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also tend to decrease quickly when the economy begins to weaken as our customers reduce temporary workers before terminating their own employees. While we have longer-term managed service contracts which are not as directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity in our larger service offerings.

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

        We operate in highly competitive and fragmented markets in both of our operating segments. There are low barriers to entry by potential competitors at the local level. We face significant competition in the markets we serve and will continue to face significant competition in any geographic markets or industry sectors that we may enter. The majority of competitors are significantly smaller than us. However, certain of our competitors are larger, have greater marketing, technical and financial resources, and have stronger brand name recognition than us. As a result, some of our competitors may be in a better position to capitalize on new technologies and changes in customer requirements, and to devote more resources than we can to the development, promotion and sale of their service offerings.

        There has been a significant increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate purchases has in some cases made it more difficult for us to obtain or retain customers. In the first quarter of 2005, we were notified of a customer non-renewal representing approximately $75 million in annual revenues. We also face the risk that certain of our current and prospective customers may decide to provide similar services internally. Additionally, pricing pressures have intensified as customers have continued to competitively bid new contracts. This trend is expected to continue for the foreseeable future. As a result, we cannot assure you that we will not encounter increased competition in the future.

        Any significant economic downturn could result in our customers using fewer temporary employees or the loss or bankruptcy of a significant customer.

        Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. Also, as businesses reduce their hiring of permanent employees, revenues from our recruitment services is adversely affected. As a result, any significant economic downturn could have a material adverse effect on our business, financial condition or results of operations. During 2001 and 2002, the slowdown in the U.S. economy significantly impacted the staffing market, which in turn reduced our revenues significantly.

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

        Our investment in technology initiatives may not yield their intended results.

        We completed the implementation of our enterprise-wide information system during 2004. This initiative replaced many of our existing systems, including disparate legacy systems resulting from various acquisitions, so that many of our administrative functions and operations are now combined and communicate in an enterprise-wide integrated system. We expect to begin realizing the benefits from this system during 2005. Although this technology initiative is intended to increase productivity and operating efficiencies while lowering costs, we cannot assure you that this initiative will yield its intended results.

        Failure to meet certain covenant requirements under our revolving lines of credit could impact part or all of our availability to borrow under our revolving lines of credit.

        Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under this line of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected.

        The disposition of businesses previously sold, or in the process of being sold, may create contractual liabilities associated with indemnifications provided.

        We have disposed of several business units over the past three years and plan to dispose of an additional business unit in 2005. The disposition of these businesses usually requires that we indemnify the purchaser for liabilities that arose prior to the disposition date. These liabilities are typically related to audits of tax liabilities by local authorities and other pre-existing liabilities such as lease obligations. Additionally, in the contracts we make a number of representations and warranties and from time to time claims are made against us related to these items. When any of these liabilities become known and are both reasonably probable and estimable they are recorded as an expense. For some of the dispositions, we have had or expect to have claims which are not yet reasonably probable and estimable and have not been recorded as an expense. Future earnings from discontinued operations could be materially adversely affected if we are not successful in defending our positions with the purchasers of these discontinued operations. Additionally, if we are required to make cash payments for any of these liabilities, our financial condition could be materially adversely affected.

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

        In 2002, we engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, our tax refund for the 2002 filing year was increased by approximately $60 million. We believe that we have appropriately reported these transactions in our tax returns, and that we have established adequate reserves with respect to any tax liabilities that may arise in relation to these transactions should our position be successfully challenged by tax authorities. However, an unfavorable settlement or adverse resolution could result in the repayment of some or all of the refund received.

        We may not achieve the intended effects of our business strategy.

        Our business strategy is primarily based on profitable growth in our North American operations and we plan to grow at rates equal to or in excess of our major competitors. We are implementing steps to increase our growth rates in local markets with small and mid-sized clients through relationship selling, expanding our penetration in targeted mid-market accounts, strategically managing our large accounts and leveraging our investment in technology infrastructure. If we are not successful in achieving these objectives with our customers, our revenues, costs and overall profitability could be negatively affected. If we are unable to leverage our investment in technology effectively, our productivity and costs could be negatively affected.

        We are a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations.

        We and our subsidiaries are regularly involved in a variety of litigation arising out of our business. Occasionally, this litigation can be material. We cannot assure you that our insurance will cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material adverse effect on our results of operations, financial position and cash flows. We also cannot assure you that we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all. See Part I, Item 3, Legal Proceedings for more information.

        We are subject to business risks associated with international operations in Canada and Panama, which could make our international operations significantly more costly.

        Operation in this market is subject to risks inherent in international business activities, including,

  •
  fluctuations in currency exchange rates;

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

        In conducting our business, we are required to pay a number of payroll and related costs and expenses, including unemployment taxes, workers' compensation and medical insurance for our personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers' compensation costs may increase in the future as states have raised benefit levels and liberalized allowable claims. Future earnings could be adversely affected if we are not able to increase the fees charged to customers to absorb the increased costs related to unemployment insurance or workers' compensation benefits. Future earnings could also be adversely affected if state governments successfully challenge prior year unemployment experience ratings.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2004, approximately $3.2 million of cash and cash equivalents were invested in investment grade money market mutual funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

        We are exposed to interest rate risk related to a portion of our debt. Our outstanding variable-rate debt at December 31, 2004 and December 26, 2003 was $40.1 million and $8.0 million, respectively. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.4 and $0.1 million in 2004 and 2003, respectively, on an annual basis.

        From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging are foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from outside sources. As of December 31, 2004, we had three outstanding forward contracts to sell € 0.2 million in January 2005, 2006 and 2007, and one outstanding forward contract to sell 4.8 million Australian dollars in September of 2005. As of December 26, 2003, we had one outstanding forward contract to sell 5.0 million Canadian dollars that was settled in 2004. Each of these derivatives had a fair value or cost to unwind that is not material to our consolidated results of operations.

        When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. We are exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote.

        The carrying amount of cash and cash equivalents, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. Our insurance deposits earn a fixed interest rate as determined at the time of funding and are carried at fair value or $92.9 million and $95.1 million as of December 31, 2004 and December 26, 2003, respectively. Company-owned life insurance policies are carried at fair market value which approximated $16.7 million and $17.1 million as of December 31, 2004 and December 26, 2003, respectively.

        The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Management's Report on Internal Control Over Financial Reporting

        Management is responsible for the fair presentation of the consolidated financial statements of Spherion Corporation. Management is also responsible for establishing and maintaining a system of internal controls over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information.

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ ROY G. KRAUSE Roy G. Krause President and Chief Executive Officer	/s/ MARK W. SMITH Mark W. Smith Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
    of Spherion Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Spherion Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
    and Stockholders of Spherion Corporation
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Spherion Corporation and subsidiaries ("Spherion") as of December 31, 2004 and December 26, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Spherion's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spherion Corporation and subsidiaries as of December 31, 2004 and December 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spherion's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of Spherion's internal control over financial reporting and an unqualified opinion on the effectiveness of Spherion's internal control over financial reporting.

As discussed in Notes 1 and 3 to the consolidated financial statements, in 2002 Spherion changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 11, 2005

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Fiscal Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002
Revenues	$2,032,715	$1,733,761	$1,771,119
Cost of services	1,607,104	1,345,633	1,351,666

Gross profit	425,611	388,128	419,453

Selling, general and administrative expenses	401,547	384,914	417,417
Interest expense	5,766	6,178	11,149
Interest income	(3,815)	(5,105)	(5,684)
Restructuring, asset impairments and other charges	8,395	4,205	10,449
Goodwill impairment	—	—	230,685
Loss (gain) on retirement of debt	841	(313)	(10,458)

	412,734	389,879	653,558

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	12,877	(1,751)	(234,105)
Income tax benefit	2,319	166	14,933

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	15,196	(1,585)	(219,172)

Discontinued Operations:
Loss from discontinued operations (including pre-tax loss on disposal of $4,352, $1,228 and $12,819 in 2004, 2003 and 2002 respectively)	(13,970)	(16,114)	(73,959)
Income tax benefit	34,603	3,786	5,422

Net earnings (loss) from discontinued operations	20,633	(12,328)	(68,537)

Earnings (loss) before cumulative effect of change in accounting principle	35,829	(13,913)	(287,709)
Cumulative effect of changes in accounting principle, net of income tax benefit of $76,012 in 2002	—	—	(615,563)

Net earnings (loss)	$35,829	$(13,913)	$(903,272)

Earnings (loss) per share—Basic:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.25	$(0.03)	$(3.69)
Earnings (loss) from discontinued operations	0.34	(0.21)	(1.15)
Cumulative effect of change in accounting principle	—	—	(10.36)

	$0.59	$(0.23)	$(15.20)

Earnings (loss) per share—Diluted:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.24	$(0.03)	$(3.69)
Earnings (loss) from discontinued operations	0.33	(0.21)	(1.15)
Cumulative effect of change in accounting principle	—	—	(10.36)

	$0.58	$(0.23)	$(15.20)

Basic weighted average shares outstanding	61,036	59,951	59,417
Diluted weighted average shares outstanding	62,313	59,951	59,417

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2004	December 26, 2003
Assets
Current Assets:
Cash and cash equivalents	$5,154	$21,248
Receivables, less allowance for doubtful accounts of $7,077 and $6,671	352,606	330,001
Deferred tax asset	19,263	20,868
Income tax receivable	12,363	20,710
Insurance deposit	26,436	27,412
Other current assets	18,885	19,261
Assets of discontinued operations	4,772	—

Total current assets	439,479	439,500
Goodwill	48,757	49,977
Property and equipment, net	97,683	133,448
Deferred tax asset	149,436	144,154
Insurance deposit	66,482	67,688
Intangibles and other assets	28,429	30,067

	$830,266	$864,834

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and other accrued expenses	$108,308	$97,019
Accrued salaries, wages and payroll taxes	62,956	60,282
Revolving lines of credit	32,131	—
Accrued insurance reserves	34,135	36,849
Accrued income taxes	57,765	—
Current portion of long-term debt and other short-term borrowings	12,398	6,939
Accrued restructuring	2,420	5,531
Other current liabilities	8,050	7,391
Liabilities of discontinued operations	1,488	—

Total current liabilities	319,651	214,011
Long-term debt, net of current portion	4,766	8,325
Convertible subordinated notes	—	89,748
Accrued insurance reserves	28,879	29,110
Accrued income taxes	—	79,423
Deferred compensation and other long-term liabilities	32,678	32,372

Total liabilities	385,974	452,989

Commitments and contingencies (see Note 14)
Stockholders' Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 4,238,678 and 5,425,781 shares, respectively	(40,430)	(54,971)
Additional paid-in capital	847,806	852,995
Accumulated deficit	(366,771)	(402,600)
Accumulated other comprehensive income	3,034	15,768

Total stockholders' equity	444,292	411,845

	$830,266	$864,834

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For Fiscal Years Ended December 31, 2004, December 26, 2003 and December 27, 2002
(amounts in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of December 28, 2001	$653	$(77,444)	$866,386	$514,585	$(9,202)	$1,294,978

Comprehensive loss:
Net loss	—	—	—	(903,272)	—	(903,272)
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	8,558	8,558

Comprehensive loss						(894,714)

Purchase of treasury stock	—	(1,660)	—	—	—	(1,660)
Proceeds from exercise of employee stock options, including tax benefit	—	1,760	(493)	—	—	1,267
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	3,609	(2,089)	—	—	1,520
Treasury stock reissued and compensation earned in connection with deferred compensation	—	6,875	(4,253)	—	—	2,622

Balance as of December 27, 2002	653	(66,860)	859,551	(388,687)	(644)	404,013

Comprehensive income:
Net loss	—	—	—	(13,913)	—	(13,913)
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	10,508	10,508
Foreign currency translation adjustments related to the sale of The Netherlands technology subsidiary	—	—	—	—	5,904	5,904

Comprehensive income						2,499

Proceeds from exercise of employee stock options, including tax benefit	—	4,670	(2,463)	—	—	2,207
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	3,092	(2,042)	—	—	1,050
Treasury stock reissued and compensation earned in connection with deferred compensation	—	4,127	(2,051)	—	—	2,076

Balance as of December 26, 2003	653	(54,971)	852,995	(402,600)	15,768	411,845

Comprehensive income:
Net income	—	—	—	35,829	—	35,829
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	1,028	1,028
Foreign currency translation adjustments related to the sale of The Netherlands, Asia/Pacific and the United Kingdom subsidiaries	—	—	—	—	(13,762)	(13,762)

Comprehensive income						23,095

Proceeds from exercise of employee stock options, including tax benefit	—	10,020	(3,241)	—	—	6,779
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	1,552	(604)	—	—	948
Treasury stock reissued and compensation earned in connection with deferred compensation	—	2,969	(1,344)	—	—	1,625

Balance as of December 31, 2004	$653	$(40,430)	$847,806	$(366,771)	$3,034	$444,292

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002
Cash Flows from Operating Activities:
Earnings (loss) before cumulative effect of change in accounting principle	$35,829	$(13,913)	$(287,709)
Adjustments to reconcile earnings (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities:
Discontinued operations (gain) loss on disposal, net of income tax benefit	(27,053)	4,101	8,292
Loss (gain) on retirement of debt	841	(313)	(10,458)
Goodwill impairment	—	—	291,497
Depreciation and amortization	28,844	29,262	29,214
Deferred income tax (benefit) expense	(8,864)	(10,154)	14,091
Restructuring and other charges	10,508	5,213	10,449
Other non-cash charges	4	7,396	5,336
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(69,210)	(38,687)	58,962
Other assets	(2,158)	3,246	(3,287)
Income tax receivable	17,844	96,470	(76,706)
Accounts payable, accrued liabilities and other liabilities	24,675	(10,522)	(38,322)
Accrued income taxes	2,078	(16,253)	53,401
Restructuring liabilities	(7,261)	(5,806)	(15,597)

Net Cash Provided by Operating Activities	6,077	50,040	39,163

Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	43,745	1,000	—
Acquisitions and earn-out payments, net of cash acquired	(312)	(17,217)	(3,700)
Capital expenditures	(12,050)	(60,453)	(34,579)
Insurance deposit	3,855	(8,276)	(85,892)
Proceeds from sale of assets	—	500	980
Other	(1,241)	2,205	3,953

Net Cash Provided by (Used in) Investing Activities	33,997	(82,241)	(119,238)

Cash Flows from Financing Activities:
Debt proceeds	7,725	—	200
Debt repayments	(8,523)	(14,037)	(19,064)
Retirement of convertible subordinated notes	(90,323)	(6,602)	(98,703)
Net borrowings from lines of credit	29,407	—	—
Purchase of treasury stock	—	—	(1,660)
Proceeds from exercise of employee stock options	5,654	2,420	770
Other, net	(262)	4,172	2,114

Net Cash Used in Financing Activities	(56,322)	(14,047)	(116,343)

Effect of exchange rates on cash and cash equivalents	154	2,040	1,615
Decrease in cash and cash equivalents	(16,094)	(44,208)	(194,803)
Cash and cash equivalents, beginning of period	21,248	65,456	260,259

Cash and cash equivalents, end of period	$5,154	$21,248	$65,456

Supplemental Cash Flow Information:
Cash (received) paid during the year for:
Income taxes	$(13,157)	$(75,667)	$(5,242)
Interest	$4,926	$6,174	$11,817
Non-cash activities:
Short-term notes payable entered into for purchase of software and related costs	$4,042	$9,060	$6,367
Debt assumed with Canadian acquisition	$—	$10,889	$—
Deferred purchase price from the sale of the Asia/Pacific operations	$3,160	$—	$—

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—Spherion Corporation provides temporary staffing services, managed services and permanent placement services and currently operates in two countries: Canada and the United States. Temporary staffing is a service where Spherion's employees work at customer locations and under the supervision of customer personnel. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting and administrative. Managed services includes services where Spherion assumes the operation and management of a customer function such as a call center, employment process, help desk, administrative services, data center or network operations. Permanent placement is a service where Spherion employees locate talent on behalf of its customers, screen the candidates and assist in the recruitment efforts. Spherion has two operating segments, Staffing Services and Professional Services. Founded in 1946, Spherion is headquartered in Fort Lauderdale, Florida, and operates a network of over 700 locations.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities it is required to consolidate ("Spherion"). All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

        Fiscal Year—Spherion's fiscal year is comprised of 52 or 53 weeks, ending on the last Friday in December. The fiscal year ended December 31, 2004 contained 53 weeks. The fiscal years ended December 26, 2003 and December 27, 2002 contained 52 weeks.

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

        Investments—Investments in company-owned life insurance policies are classified as trading securities and are reported at fair value with gains and losses included in earnings during the period incurred. Investments that are classified as available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a component of stockholders' equity. Unrealized losses on available-for-sale securities are charged against earnings when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of investments sold. Investments in company-owned life insurance policies are included in "Intangibles and other assets" in the accompanying consolidated balance sheets. Spherion did not have any investments in available-for-sale securities as of December 31, 2004 or December 26, 2003.

        Goodwill and Other Intangible Assets—Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or earlier if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon adoption, Spherion discontinued amortization of all goodwill; however, trade names and other intangible assets continue to be amortized on a straight-line basis over a period of approximately 5 years. See Note 3, Goodwill and Intangible Assets, for further discussion.

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

        Capitalized Software Costs—Software which has been developed for internal use is accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Only costs incurred during the application development stage, including design, coding, installation and testing are capitalized. These capitalized costs include external consulting fees, software license fees and internal labor costs for employees directly associated with software development. Upgrades or modifications that result in additional functionality are capitalized, while upgrades or modifications that do not result in additional functionality are expensed as incurred.

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

        Accrued Self-Insurance Losses—Spherion retains a portion of the risk under its workers' compensation, general liability/professional liability, employment practices liability and health insurance benefits programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Workers' compensation losses, general liability/professional liability and employment practices liability losses have been discounted at 4.2% and 4.5% at December 31, 2004 and December 26, 2003, respectively, and are based on actuarial estimates. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Spherion funds its workers' compensation liability with an insurance deposit. This deposit was $92.9 million and $95.1 million at December 31, 2004 and December 26, 2003, respectively, and is included in "Insurance deposit" in the accompanying consolidated balance sheets. The deposit will be used to fund claims and cannot be used for general corporate purposes.

        Foreign Currency Translation—Spherion's foreign operation uses the local currency as its functional currency. Assets and liabilities of this operation are translated at the exchange rates in effect on the balance sheet date. Amounts included in Spherion's Statements of Operations are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders' equity as part of accumulated other comprehensive income.

        Revenue Recognition—Spherion records revenues from sales of services by its company-owned and licensed operations and from royalties earned on sales of services by its franchised operations. Staffing and managed service revenues and the related labor costs and payroll are recorded in the period in which services are performed. Permanent placement revenues are recognized upon candidate start date. Allowances are established to estimate losses due to placed candidates not remaining employed for Spherion's guarantee period. Spherion follows Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenues and expenses. This guidance requires Spherion to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Spherion is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

        Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records franchise royalties in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue" based upon the contractual percentage of franchise sales, in the period in which the franchisee provides the service. Franchise royalties, which are included in revenues, were $8.4 million, $7.3 million, and $7.3 million for the 2004, 2003 and 2002 fiscal years, respectively. The second form of franchising agreement is a licensee agreement where Spherion acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the licensee acts as Spherion's agent providing certain sale and recruiting services. Accordingly, sales and costs of services generated by the licensed operation are recorded gross in Spherion's consolidated statements of operations. Spherion pays the licensee a commission for acting as Spherion's agent and this commission is based on a percentage of gross profit from the office managed by the licensee and averaged 68%, 68% and 64% for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 respectively, of the licensed offices' gross profit. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee's full-time office employees.

        Except in the circumstance where Spherion is required to consolidate certain licensees' operations (see Note 8, Variable Interest Entities for further discussion), Spherion's consolidated statements of operations reflect the licensee commission as an expense, but do not include the rent, utilities and salaries of the full-time office employees since these expenses are the responsibility of the licensee. Spherion has credit risk for sales to its customers through licensee arrangements as Spherion pays all direct costs associated with providing temporary services before related accounts receivable are collected. Spherion has partially mitigated this risk by making the licensee responsible to reimburse Spherion up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however, Spherion bears the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollected amounts.

        Income Taxes—Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Valuation allowances on deferred tax assets are recorded to the extent it is more likely than not that a tax benefit will not be realized. See Note 9, Income Taxes, for further discussion.

        Earnings Per Share—Basic earnings (loss) per share is computed by dividing Spherion's earnings (loss) by the weighted average number of shares outstanding during the period. When the effects of the common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing Spherion's net earnings plus after-tax interest on the convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the "treasury stock" method and the dilutive impact of the convertible notes is determined by applying the "if converted" method. See Note 16, Earnings (Loss) Per Share, for further discussion.

        Derivative Financial Instruments—From time to time, Spherion enters into foreign exchange forward contracts as part of the management of its foreign currency exchange rate exposures. These financial instruments are not held for trading purposes and none of the instruments are leveraged. All financial instruments are put into place to hedge specific exposures. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recorded in net earnings in the period in which the underlying transaction is recorded. Spherion accounts for its derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As of December 31, 2004, Spherion had three outstanding forward contracts to sell €0.2 million Euro dollars in January 2005, 2006 and 2007, and one outstanding forward contract to sell 4.8 million Australian dollars in September 2005. As of December 26, 2003, Spherion had one outstanding forward contract to sell 5.0 million Canadian dollars that was settled in 2004. Each of these derivatives had a fair value or cost to unwind that is not material to Spherion's consolidated results of operations. Amounts receivable or payable under the agreements are included in "Other current assets" or "Other current liabilities" in the accompanying consolidated balance sheets.

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

        Spherion has one primary stock option plan, the 2000 Stock Incentive Plan, which is described more fully in Note 11, Stock-Based Compensation Plans. As all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant, Spherion has not historically or in the periods presented, recorded stock-based compensation cost in the determination of net earnings or loss. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if Spherion had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Fiscal Years Ended
	2004	2003	2002
Net earnings (loss), as reported	$35,829	$(13,913)	$(903,272)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,957)	(3,063)	(3,981)

Pro forma net earnings (loss)	$32,872	$(16,976)	$(907,253)

Earnings (loss) per share:
Basic—as reported	$0.59	$(0.23)	$(15.20)

Basic—pro forma	$0.54	$(0.28)	$(15.27)

Diluted—as reported	$0.58	$(0.23)	$(15.20)

Diluted—pro forma	$0.53	$(0.28)	$(15.27)

        The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

	Fiscal Years Ended
	2004	2003	2002
Expected life (in years)	3.3	3.2	3.0
Interest rate	2.72%	2.27%	2.26%
Volatility	55.00%	59.00%	68.00%
Expected dividends	—	—	—
Weighted average per share fair value	$3.55	$4.11	$3.12

        New Accounting Pronouncements and Interpretations—In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The standard also requires that entities apply a fair-value-based measurement method to account for share-based payment transactions with employees (excluding equity instruments held by employee share ownership plans). SFAS No. 123R is effective as of the beginning of the first interim period that begins after June 15, 2005. Spherion is evaluating the impact of the new standard and the method and timing of adoption. Although Spherion has not completed its analysis, management anticipates the expense recorded in future periods would not differ materially from the amounts disclosed in the Stock-Based Compensation section above.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on Spherion's results of operations or financial position.

        In December 2003, the FASB issued FASB Interpretation No. 46 (as revised), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," ("FIN 46"). FIN 46 provides guidance on identifying variable interest entities ("VIE") and assessing whether or not a VIE should be consolidated. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. Spherion adopted FIN 46 during the first quarter of 2004. See Note 8, Variable Interest Entities, for further discussion of the impact to Spherion's financial position as a result of the adoption of FIN 46.

2.    DISCONTINUED OPERATIONS

        During 2004, Spherion assessed the profitability of its operations and made decisions to exit five of its business units. These business units included Spherion's court reporting business, its staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands, as well as its call center outsourcing business. This decision enables Spherion to focus on its core business in the North American staffing and recruiting markets. These subsidiaries' operating results for all periods presented in the accompanying consolidated statements of operations and notes thereto, have been reclassified as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        During the fourth quarter of 2004, Spherion sold its court reporting business for cash proceeds of $2.6 million, which resulted in a pre-tax gain on the sale of $1.2 million. Spherion could receive additional proceeds in future periods if the purchaser achieves targeted revenue growth.

        During the third quarter of 2004, Spherion completed the disposition of both its staffing operation in the United Kingdom and its staffing operation in the Asia/Pacific region. The operations in United Kingdom were sold for cash proceeds of $25.4 million (net of cash sold of $3.1 million), which resulted in a pre-tax gain on the sale of $9.5 million, which was net of a $2.6 million reserve for estimated final adjustments to the net proceeds. Spherion is currently in the process of resolving the final working capital amounts through a contractual dispute resolution mechanism and legal processes.

        Spherion sold its operations in the Asia/Pacific region in two separate transactions to two different purchasers. Total cash proceeds from both sales aggregated $13.7 million (net of cash sold of $0.2 million) and the deferred purchase price of 5.0 million Australian dollars ($3.9 million at current exchange rates) due to Spherion in September 2005. Spherion could receive additional proceeds in future periods if one of the purchasers achieves targeted earnings levels. Both sales transactions require working capital audits. The audit with one purchaser is pending; the audit with the other purchaser is being litigated and Spherion has established a reserve of $0.3 million for this dispute. Spherion incurred a total loss on the sale of these businesses of $3.4 million. Spherion remains obligated for a facility lease of one former operating location of this subsidiary; a charge of $0.8 million for the expected remaining liability under this lease (net of estimated sublease income) was included in discontinued operations in 2004.

        During the first quarter of 2004, Spherion sold its operations in The Netherlands for cash proceeds of approximately $2.0 million (net of cash sold of $0.5 million) resulting in a pre-tax loss on the sale of $1.7 million. As part of the sale, Spherion indemnified the purchaser for certain liabilities including a potential employment related liability to The Netherlands government. This potential liability is backed by a bank guarantee in the amount of €3.4 million (approximately $4.5 million at current exchange rates). The Netherlands government has asserted that Spherion did not obtain necessary documentation from or properly withhold wages from certain employees in The Netherlands. Spherion denies the allegations but intends to enter into settlement negotiations with The Netherlands tax authorities and has established a reserve of $0.4 million for the resolution of this matter.

        In conjunction with Spherion's decision to sell its call center outsourcing business, a $10.0 million estimated loss on sale was recorded in the third quarter of 2004 to write-down the business (primarily equipment) to its estimated fair value. Spherion expects to complete the disposal of this subsidiary during the first half of 2005.

        The major classes of assets and liabilities for the call center outsourcing business as of December 31, 2004 are as follows (in thousands):

Receivables, net	$4,406
Prepaids and other current assets	366

Total assets of discontinued operations	$4,772

Account payable and other accrued expenses	$888
Other current liabilities	600

Total liabilities of discontinued operations	$1,488

        During 2002, Spherion adopted a plan to dispose of its technology consulting subsidiaries in the United Kingdom and The Netherlands and a human capital measurement business, Saratoga. Spherion disposed of the United Kingdom technology subsidiary prior to December 27, 2002 and completed the disposition of Saratoga and The Netherlands technology subsidiary during the first half of 2003.

        Revenues and pre-tax (loss) earnings of these subsidiaries included within earnings (loss) from discontinued operations in the accompanying consolidated statements of operations are as follows (in thousands):

	2004			2003			2002
	Professional Services (1)	Staffing Services (2)	Total	Professional Services (1)	Staffing Services (2)	Total	Professional Services (1)	Staffing Services (2)	Total
Revenues	$185,922	$40,792	$226,714	$306,903	$33,822	$340,725	$319,322	$53,213	$372,535
Pre-tax (loss) earnings from operations	(5,172)	(4,446)	(9,618)	(7,343)	(7,543)	(14,886)	(64,391)	3,251	(61,140)
Pre-tax gain (loss) on disposal	5,656	(10,008)	(4,352)	(1,651)	423	(1,228)	(10,410)	(2,409)	(12,819)
Income tax benefit (expense)	28,875	5,728	34,603	1,132	2,654	3,786	6,532	(1,110)	5,422

Net earnings (loss) from discontinued operations	$29,359	$(8,726)	$20,633	$(7,862)	$(4,466)	$(12,328)	$(68,269)	$(268)	$(68,537)

(1)
Results from discontinued operations previously reported within the Professional Services operating segment include the court reporting business, the staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands, and the technology consulting subsidiaries in the United Kingdom and The Netherlands through the period of each respective business's disposition.

(2)
Results from discontinued operations previously reported within the Staffing Services operating segment include the call center outsourcing business and Saratoga through the date of its disposition.

        Net earnings for the fiscal year ended December 31, 2004 includes the recognition of a previously deferred tax benefit of $25.3 million that resulted from a higher tax basis than book basis on the sale of the international operations and a tax benefit of $3.9 million for the estimated loss on sale of the call centers.

3.    GOODWILL AND INTANGIBLE ASSETS

        During 2002 Spherion adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives should not be amortized, but rather tested for impairment on an annual basis, or earlier if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        Spherion has six reporting units with goodwill that was allocated to each division at the time of their acquisitions. Spherion performs its annual impairment test of goodwill as of its November month-end. We measure for potential impairment at the reporting unit level which is one level below an operating segment. Aggregation of reporting units is done for purposes of the impairment test only when the aggregation rules under SFAS No. 142, paragraph 30 are met. These rules permit reporting units with similar economic characteristics to be combined for purposes of measuring impairment. Neither the 2004 nor the 2003 test resulted in any indication of impairment.

        As a result of the adoption of SFAS No. 142 during 2002, Spherion had recorded a pre-tax charge to earnings of $691.6 million ($615.6 million after-tax). Additionally, Spherion performed its annual impairment test as of November 2002, and recorded an additional pre-tax impairment charge of $230.7 million from continuing operations. These charges were determined based primarily on management's estimated fair value of each reporting unit using both the discounted present value of anticipated future cash flows and the comparable market prices of competitors as of each test date.

Management considered a number of factors, including valuations or appraisals, when determining these fair values.

        The initial charge recorded in connection with the adoption of SFAS No. 142 was largely a result of the decrease in Spherion's profitability during 2001 and 2000, which negatively impacted Spherion's cash flow projections. Both the Staffing Services and Professional Services operating segments had grown rapidly through both acquisition and organic growth. With the decline in economic conditions during 2001 and 2000, the purchase prices paid for the recruitment portion of the Norrell acquisition (in both the United States and the United Kingdom), the acquisition of operations in the Asia/Pacific region and various United States professional recruiting acquisitions could not be supported based on a discounted cash flow analysis or based on market comparable information. Additionally, the sharp decline in the post Year 2000 business environment similarly affected a number of Spherion's United States technology acquisitions (Norrell and Computer Power Group) as well as Spherion's technology subsidiary in The Netherlands. Pre-tax charges relating to the Staffing Services and Professional Services operating segments were $293.7 million and $397.9 million, respectively.

        A large part of the goodwill valuation is based upon cash flow projections. Spherion's initial valuation in January of 2002, based upon data available at that time, projected economic recoveries in its industry beginning in 2002. Revised industry data in November of 2002 predicted a delay in the economic recovery and somewhat lower growth rates, thus resulting in lower cash flow projections. This along with Spherion's decreased market capitalization for the six months prior to November 2002 resulted in its charge in the fourth quarter of 2002. Pre-tax charges relating to the Staffing Services and Professional Services operating segments were $219.3 million and $11.4 million, respectively.

        The changes in the carrying amount of goodwill by segment for the twelve months ended December 31, 2004 are as follows (in thousands):

	Staffing Services	Professional Services	Total
Balance at December 27, 2002	$19,866	$11,028	$30,894
Goodwill additions during the period	16,619	—	16,619
Foreign currency changes	1,951	513	2,464

Balance at December 26, 2003	38,436	11,541	49,977
Foreign currency changes	1,508	—	1,508
Goodwill written off in conjunction with the sale of the court reporting business	—	(403)	(403)
Goodwill written off in conjunction with the sale of the Asia/Pacific operations	—	(2,325)	(2,325)

Balance at December 31, 2004	$39,944	$8,813	$48,757

        Other intangible assets, which are amortized, are primarily comprised of trade names, trademarks and non-compete and employment agreements and amounted to $2.0 million and $1.9 million, less accumulated amortization of $1.4 million and $0.9 million as of December 31, 2004 and December 26, 2003, respectively. Amortization of trade names and other intangible assets for the fiscal years ended 2004, 2003 and 2002 amounted to $0.5 million, $0.4 million and $0.3 million, respectively. Annual amortization expense of other intangible assets is expected to be $0.4 million, $0.1 million for the fiscal years 2005 and 2006 and less than $50,000 for each of the fiscal years ended 2007, 2008 and 2009. The remaining weighted average life of other intangible assets is approximately 2 years.

4.    ACQUISITIONS

        Spherion has accounted for all acquisitions subsequent to June 30, 2001, in accordance with SFAS No. 141, "Business Combinations," which requires the use of the purchase method of accounting. As such, any acquired entities' operations are included in the consolidated statements of operations from the respective dates of acquisition.

        On April 4, 2003, in connection with a three-year old agreement, Spherion acquired 85% of its Canadian franchise operation for consideration of $21.6 million, including $10.9 million of debt assumed. Spherion also entered into a put/call agreement with the minority interest holder, whereby the minority interest holder can put the remaining 15% interest in the Canadian operations back to Spherion any time after December 31, 2005, or, as amended, Spherion can call the remaining 15% interest any time after December 31, 2006. The results of this operation are included in the Staffing Services operating segment and Spherion's consolidated results of operations as of the acquisition date. The minority interest is recorded in "Deferred compensation and other long-term liabilities" in the accompanying consolidated balance sheets. Spherion recorded goodwill in connection with the acquisition of $15.3 million, none of which is deductible for tax purposes. Other intangible assets acquired include a customer contract and certain key employment agreements. These other intangible assets are being amortized over a period of approximately three years.

        Pro forma consolidated results of operations have not been presented as the Canadian results of operations are not material to Spherion's consolidated results of operations.

        Also during 2003, Spherion was obligated under an existing agreement to pay $5.0 million to acquire the remaining interest in JobOptions, an internet job board acquired by Spherion during 2001. This amount is shown in the accompanying statements of cash flows as an investing cash outflow.

        In 2002, Spherion acquired one small recruitment business and a few of Spherion's licensee and franchisee operations. Additionally, Spherion made payments related to prior year acquisitions for contingent consideration based on the attainment of specified earnings. There were no such payments made during 2004 or 2003.

        The fair value of assets acquired and liabilities assumed (excluding cash acquired) in connection with acquisitions made in 2003 and 2002 are as follows (in thousands):

	Fiscal Years Ended
	2003	2002
Receivables	$10,144	$—
Goodwill	15,305	3,304
Other intangible assets	272	300
Other assets	1,101	96
Accounts payable and other accrued expenses	(3,359)	—
Debt assumed	(10,889)	—
Minority interest	(1,861)	—

Net assets acquired	$10,713	$3,700

5.    PROPERTY AND EQUIPMENT

        A summary of property and equipment follows (dollar amounts in thousands):

		Fiscal Years Ended
	Life (in years)
		2004	2003
Land	—	$4,167	$4,167
Buildings	10-40	21,187	21,044
Equipment	3-8	84,792	142,360
Enterprise-wide information system	7	57,069	51,286
Software, primarily third party purchased software	5	25,324	24,877
Leasehold improvements and other	3-7	9,255	14,197

		201,794	257,931
Less: Accumulated depreciation and amortization		(104,111)	(124,483)

		$97,683	$133,448

        The enterprise-wide information system consists of capitalized consulting fees, labor and license costs incurred in 2002 through 2004.

        Equipment includes capital lease assets of $6.4 million as of December 31, 2004. There were no capital leases as of December 26, 2003. Equipment decreased by $57.6 million during 2004, primarily due to the sale of Spherion's court reporting business and its staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands, in addition to the reclassification and subsequent write-down of equipment relating to the call center outsourcing business within discontinued operations.

        Depreciation and amortization of property and equipment including leased assets for the fiscal years ended 2004, 2003 and 2002 amounted to $23.3 million, $19.6 million and $20.1 million, respectively.

        The classification of certain of Spherion's businesses as discontinued operations in 2004 resulted in a decrease to property and equipment of $19.6 million, net of accumulated depreciation. Depreciation and amortization of property and equipment related to discontinued operations for the fiscal years ended 2004, 2003 and 2002 amounted to $5.0 million, $9.2 million and $8.8 million, respectively.

6.     RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

        A summary of the charges is as follows (in thousands):

	Fiscal Years Ended
	2004	2003	2002
Restructuring	$2,759	$4,205	$(7,361)
Asset Impairments and other charges	5,636	—	17,810

	$8,395	$4,205	$10,449

        During the second half of 2003, Spherion identified certain cost reduction opportunities primarily related to the realignment of its operating segments and the implementation of its enterprise-wide information system and adopted a restructuring plan (the "2003 Plan") to eliminate redundancies, reduce excess capacity and centralize business support functions. In 2003, Spherion terminated 104 personnel and closed 5 offices. During the first quarter of 2004, Spherion implemented additional cost reduction actions pursuant to the 2003 Plan resulting in the termination of 49 additional personnel and the closure of 9 additional offices.

  Restructuring Charges

        Restructuring charges relating to the 2003 Plan totaled $3.4 million for the year ended December 31, 2004. These charges consisted of severance charges of $2.1 million and facility closure expenses and charges for asset write-offs for property previously vacated of $1.3 million. Charges relating to the Staffing Services and Professional Services operating segments amounted to $0.5 million and $1.5 million, respectively. The remainder of the charge related to corporate initiatives directed at lowering back office personnel costs. Spherion also identified accruals of $0.6 million that were unnecessary primarily as the result of the resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income during 2004.

        As discussed in Note 2, Discontinued Operations, Spherion remains obligated for a facility lease of one former operating location for its operations in the Asia/Pacific region. This lease obligation of $0.8 million was recorded as a restructuring charge within discontinued operations during the second quarter of 2004 and is included in the table below as a facility closure liability.

        Restructuring charges relating to the 2003 Plan totaled $4.8 million for the year ended December 26, 2003. These charges consisted of severance charges of $3.9 million and facility closure expenses and charges for asset write-offs for property previously vacated of $0.9 million. Charges relating to the Staffing Services and Professional Services operating segments amounted to $2.8 million and $1.3 million, respectively. The remainder of the charge related to corporate initiatives directed at lowering back office personnel costs. Spherion also identified accruals that were unnecessary from prior period restructuring activities of $0.6 million, primarily as the result of lower severance costs than initially anticipated, lower broker fees and lower fixed asset write-offs, and these amounts were reversed to income during 2003.

        No restructuring activities were undertaken during 2002, however as part of its on-going restructuring monitoring process, Spherion determined that restructuring charges of $7.4 million from prior years were unnecessary, primarily as a result of the buyout or sublease of existing lease obligations at better than expected rates and the favorable resolution of severance payouts, and these amounts were reversed to income during 2002.

  Asset Impairments and Other Charges

        During the first quarter of 2004, Spherion incurred other charges of $5.9 million to terminate the employment contract of its former chief executive officer. This includes approximately $0.8 million of non-cash charges related to stock-based compensation. In the second quarter of 2004, Spherion reversed $0.3 million of this charge as a result of a decision to accelerate the timing of the payout, for a pre-agreed discount, as provided for in the employment contract.

        During the second quarter of 2002, Spherion recorded other charges in the amount of $10.0 million for additional anticipated losses associated with the sublease of Norrell's former headquarters building due to the continued deterioration of the rental market in Atlanta, Georgia. During the fourth quarter of 2002, Spherion also recorded asset impairment and other charges in connection with the write-down of assets of approximately $4.3 million relating to a going-concern software development operating unit, and $3.5 million relating to Spherion's obligation under an employment contract with a former executive.

        An analysis of the restructuring plans, along with amounts remaining to be distributed under prior years' restructuring plans, are as follows (in thousands):

	Facility Closures and Asset Write-offs	Severance	Total
Balance at December 28, 2001	$25,953	$7,864	$33,817
Utilized during fiscal 2002	(13,880)	(5,816)	(19,696)
Reversal of over accrual	(5,716)	(1,645)	(7,361)

Balance at December 27, 2002 before reclass	6,357	403	6,760
Reclassified to discontinued operations (1)	(635)	(187)	(822)

Balance at December 27, 2002	5,722	216	5,938
2003 Plan Charges	949	3,862	4,811
2003 Plan Charges, discontinued operations (2)	224	785	1,009
Utilized during fiscal 2003	(2,899)	(2,721)	(5,620)
Reversal of over accrual	(607)	—	(607)

Balance at December 26, 2003	3,389	2,142	5,531
2004 Plan Charges	1,285	2,146	3,431
2004 Plan Charges, discontinued operations (2)	791	—	791
Utilized during fiscal 2004	(2,546)	(4,115)	(6,661)
Reversal of over accrual	(590)	(82)	(672)

Balance at December 31, 2004	$2,329	$91	$2,420

(1)
Reserve amounts related to discontinued operations have been reclassified to liabilities of discontinued operations during the periods indicated above.

(2)
Charges incurred in current and prior year to discontinued operations.

        At December 31, 2004, the remaining accruals for facility closures and asset write-offs of $2.3 million relate to lease payments on 15 closed locations that will be paid out through 2013 (net of applicable sublease income), and assets to be disposed of. The remaining severance accruals relate to terminated employees who have extended payout terms. Severance for employees with retention periods that extend past 60 days are accrued ratably over the retention period.

7.     SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

        A summary of short-term and long-term debt obligations is as follows (in thousands):

	Fiscal Years Ended
	2004	2003
Short-term debt obligations:
U.S. dollar revolving line of credit, secured by accounts receivables, due 2009	$25,000	$—
Canadian dollar revolving line of credit, secured by accounts receivables, due 2007	7,131	—
U.S. dollar convertible promissory notes, due 2005	8,000	—
Software license note payable, due 2005 and 2004, respectively	1,526	6,775
Other debt, due 2005	1,460	—
Current portion of long-term debt	1,412	164

Total short-term debt obligations	$44,529	$6,939

Long-term debt obligations:
U.S. dollar convertible subordinated notes, due 2005	$—	$89,748
U.S. dollar convertible promissory notes, due 2005	—	8,000
Capital lease, due through 2011	5,858	—
Other debt, due 2005 through 2008	320	489

Total long-term debt obligations	6,178	98,237
Less current portion of long-term debt	(1,412)	(164)
Less U.S. dollar convertible subordinated notes, due 2005	—	(89,748)

Long-term debt, net of current portion	$4,766	$8,325

        During 2004, Spherion amended its four-year U.S. dollar revolving line of credit (secured by substantially all of its domestic accounts receivable) to provide $250 million of on-balance sheet financing through July of 2009. There was $25.0 million outstanding at December 31, 2004 and no amounts outstanding under this facility at December 26, 2003. Total availability under this facility was $188.6 million for the year ending December 31, 2004 and is calculated as eligible receivables of $250 million, less: amounts outstanding, letters of credit of $5.2 million and a one week payroll reserve of $31.2 million. Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 4.28% (LIBOR plus a spread) or approximately 5.25% (prime plus a spread) as of December 31, 2004. Spherion incurred interest charges under this facility at an average interest rate approximating 3.8% during 2004. Spherion pays an unused line fee of 0.5% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum.

        During 2004, Spherion also entered into a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This facility provides up to 13 million Canadian dollars of on-balance sheet financing (approximately $10.8 million at current exchange rates). As of December 31, 2004, Spherion had 8.6 million Canadian dollars (approximately $7.1 million at current exchange rates) outstanding under this facility. As of December 31, 2004, the interest rate for amounts borrowed on this facility approximated 6.25% (prime plus a spread). Spherion incurred interest charges under this facility at an average interest rate approximating 4.8% during 2004. A commitment fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit.

        Spherion's credit facility provides for certain affirmative and negative covenants which may limit the total availability under this facility based upon Spherion's ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. At December 31, 2004, Spherion was in compliance with the requirements of these covenants.

        During 2004, Spherion retired its remaining U.S. dollar convertible subordinated notes (the "Notes") and paid a premium of $0.6 million to retire the Notes and wrote-off the remaining bond issuance costs of $0.2 million, both of which are included in "Loss (gain) on retirement of debt" in the accompanying consolidated statements of operations. The Notes were issued in May 1998 and were convertible into common stock at any time prior to maturity at a conversion rate of 26.8052 per each $1,000 principal amount, equivalent to a conversion price of approximately $37.31 per share. Interest on the Notes was payable semi-annually on June 1 and December 1 of each year at a rate of 4 1/2%. During 2003, Spherion had retired an aggregate face value of $7.0 million of the Notes for a purchase price of $6.6 million. During 2002, Spherion had retired an aggregate face value of $110.3 million of the Notes for a purchase price of $98.7 million. Spherion recorded a gain, net of bond issuance cost write-offs, of $0.3 million and $10.5 million, for the fiscal years ending December 26, 2003 and December 27, 2002, respectively, which is included in "Loss (gain) on retirement of debt" in the accompanying consolidated statements of operations.

        Spherion entered into a seven-year contract with a third party information technology company to outsource its technology infrastructure operations effective as of July 26, 2004. The contract includes the sale at book value (which approximates fair market value) of certain computer hardware to be operated by the outsource provider. Spherion accounted for this portion of the outsourced transaction as a sale-leaseback pursuant to SFAS No. 13, "Accounting for Leases." Spherion recorded an asset and a capital lease obligation of $6.4 million at the start of the contract. The capital lease obligation remaining at December 31, 2004 was $5.9 million.

        In October 2000, Spherion issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC. The promissory note bears interest at the three month LIBOR rate (2.56% as of December 31, 2004 and 1.4% and 1.3% weighted average for 2004 and 2003, respectively).

        Aggregate future maturities of long-term debt as of December 31, 2004 are $12.4 million in 2005, $1.5 million in 2006, $8.3 million in 2007, $0.6 million in 2008, $25.6 million in 2009 and $0.9 million due thereafter. These future maturities include the U.S. and Canadian dollar revolving line of credit balances in their respective year of scheduled maturity, although these revolving lines of credit are classified as current debt obligations in the accompanying consolidated balance sheet based upon management's intent and ability to repay these obligations in 2005.

8.     VARIABLE INTEREST ENTITIES

        During the first quarter of 2004, Spherion adopted FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised. FIN 46 provides guidance on identifying variable interest entities ("VIE") and assessing whether or not a VIE should be consolidated. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary.

        Spherion has two forms of franchising arrangements, franchises and licenses. Spherion has determined that the franchise and/or license arrangement alone does not create a variable interest.

However, Spherion has provided financing to certain of its franchisees and licensees, which does create a potential variable interest relationship.

        Upon initial adoption in the first quarter of 2004, Spherion had six franchisees with loan balances totaling approximately $3.1 million. After performing the required probability-weighted cash flow analyses, three of the franchisees were determined not to be VIEs. The remaining three are VIEs. It was determined that Spherion is not the primary beneficiary of these VIEs, thus consolidation is not required. During the fourth quarter of 2004, one of the franchisees purchased an additional territory; therefore the probability-weighted cash flow analysis for this franchisee was reperformed and it was determined that this franchisee is no longer a VIE. The franchisees determined to be VIEs, provide light industrial and clerical staffing and their approximate gross revenues for the periods ended December 31, 2004 and December 26, 2003 were $7.8 million and $6.1 million, respectively. Spherion's maximum exposure to loss is limited to its loan and royalty receivable balances for these two VIEs of $0.5 million as of December 31, 2004. All loan and royalty receivables are included in "Other current assets" and "Intangibles and other assets" in the accompanying consolidated balance sheets. There were no other franchisees identified as a potential VIE subsequent to adoption.

        Upon adoption in the first quarter of 2004, Spherion had 13 licensees with total loan balances approximating $1.0 million. Spherion performed its evaluation on these licensee entities and determined that these entities are VIEs and Spherion is the primary beneficiary. As such, Spherion began consolidating the operations and assets and liabilities of these licensees upon adoption of FIN 46. Subsequent to the initial adoption, one new licensee loan was issued, six licensees have paid off their loans and two licensees' loans were paid off due to the sale of Spherion's court reporting business in the fourth quarter of 2004. The respective assets and liabilities of the licensees who no longer have loans with Spherion have been deconsolidated, while the licensee with the new loan has been consolidated. Spherion's licensees provide light industrial and clerical staffing and the approximate revenues for the periods ended December 31, 2004 and December 26, 2003 from these six licensees' operations were $39.6 million and $27.4 million, respectively. Revenues and costs of services generated by all licensed operations are recorded gross in Spherion's consolidated statements of operations and Spherion pays the licensee a commission. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee's full-time office employees. For the licensed operations that have been determined to be VIEs and are now consolidated, the impact on Spherion's consolidated statements of operations is the elimination of their respective licensee commissions, which is replaced with salaries and wages, depreciation, other operating expenses and minority interest expense as the licensee still retains the incremental profits or losses. Spherion's total assets and liabilities increased upon adoption of FIN 46 by $3.5 million due to the consolidation and this amount decreased to $0.8 million at December 31, 2004 due to the deconsolidation of the eight licensees discussed above. Each licensee's loan is collateralized by their respective business. In the event of default on the loan, Spherion retains the right to take over their operations. General creditors of Spherion's licensees do not have any recourse against Spherion.

9.     INCOME TAXES

        Earnings (loss) from continuing operations before income taxes and the components of the income tax benefit are as follows (in thousands):

	2004	2003	2002
Earnings (loss) from continuing operations before income taxes:
United States	$12,643	$(1,782)	$(234,105)
Foreign	234	31	—

	$12,877	$(1,751)	$(234,105)

Current tax expense (benefit):
Federal	$1,724	$5,580	$(32,587)
State and local	968	806	730
Foreign	44	1	—

	2,736	6,387	(31,857)

Deferred tax (benefit) expense:
Federal	579	(7,149)	14,277
State and local	(5,634)	596	2,647

	(5,055)	(6,553)	16,924

Total benefit for income taxes	$(2,319)	$(166)	$(14,933)

        The following table reconciles the United States Federal income tax rate to Spherion's effective tax rate (benefit):

	2004	2003	2002
Statutory rate	35.0%	(35.0)%	(35.0)%
(Decrease) increase in rate resulting from:
State and local income taxes, net of Federal benefit	(40.7)	62.1	1.5
Nondeductible amortization of intangibles	—	—	29.5
Wages to work credits	(17.2)	(118.8)	(1.0)
Foreign tax deductions and credits	1.3	71.2	(0.1)
Nondeductible meals and entertainment	4.2	35.2	0.3
Company-owned life insurance	(3.2)	(22.6)	0.4
Other, net	2.6	(1.6)	(2.0)

	(18.0)%	(9.5)%	(6.4)%

        Significant components of Spherion's deferred tax assets and liabilities are as follows (in thousands):

	2004	2003
Current deferred tax asset:
Employee benefits, primarily deferred compensation	$2,424	$2,579
Self-insurance and accrued compensation	3,098	7,758
Sale of Interim HealthCare business	938	1,896
Accrued expenses, including restructuring	10,062	6,596
Receivables allowances	2,741	2,039

	19,263	20,868

Non-current deferred tax asset (liabilities):
Employee benefits, primarily deferred compensation	12,944	12,402
Self-insurance	20,956	25,816
Fixed assets	(6,992)	(5,467)
Intangible assets	81,707	90,666
General business credit carryforward	6,428	3,200
Federal net operating losses	29,922	10,834
State net operating loss	8,229	3,773
Unused tax credits and net operating loss benefits	242	241
Canada net operating loss	2,128	1,639
Foreign net operating loss and other	—	6,703

	155,564	149,807
Valuation allowance	(6,128)	(5,653)

	149,436	144,154

Net deferred tax asset	168,699	165,022
Less current deferred tax asset	19,263	20,868

Long-term deferred tax asset	$149,436	$144,154

        At December 31, 2004, Spherion had a net deferred tax asset of $168.7 million. This deferred tax asset was evaluated under the guidelines of SFAS No. 109 "Accounting for Income Taxes," and a determination on the basis of objective factors was made that the asset will be realized through future years taxable earnings. These objective factors include historical taxable income, normalized for non-recurring income and expense items. Using an average of this income projected to future years, if the asset can be recovered within the statutory carryforward periods, there is no impairment.

        At December 31, 2004, there were no unremitted earnings of foreign subsidiaries due to their disposition. At December 26, 2003, unremitted earnings of foreign subsidiaries were $23.8 million.

        Spherion has a U.S. federal net operating loss carryforward in the amount of $85.5 million expiring in 2023 and thereafter. Spherion has $199.8 million of state net operating loss carryforwards which expire over the next one to twenty years. A valuation allowance in the amount of $3.8 million has been recorded against these losses and against state deferred tax assets. Canada net operating loss carryforwards are available in the amount of $6.0 million, and expire between 2005 and 2009. A valuation allowance has been booked against the full benefit of the Canada losses.

        In 2004, Spherion reported a state tax benefit of $6.3 million resulting from state net operating losses and from the application of a revised state income tax rate to deferred tax assets. The benefit of the losses and state deferred tax assets was evaluated for realizability, and a valuation allowance was recorded as indicated above.

        In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion's tax refund for its 2002 filing year was increased by approximately $60 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves as of December 31, 2004 in the amount of $57.8 million, with respect to any tax liabilities that may arise in relation to these transactions and any other potential tax liabilities. These reserves are included in "Accrued Income Taxes" in the accompanying consolidated balance sheet, and has been classified within current liabilities.

10.    EMPLOYEE SAVINGS AND INVESTMENT PLANS

        Spherion has a voluntary employee savings plan (the 401(k) Benefit Plan) covering substantially all eligible United States employees. This plan has a basic match for those employees eligible to receive the match, which is based on employee contributions. Employer contributions, net of forfeitures, by Spherion under the plan amounted to $0.6 million, $0.5 million and $0.9 million for fiscal years 2004, 2003 and 2002, respectively. There were approximately 1,600 participating employees in this plan as of December 31, 2004.

        Spherion also has a voluntary non-qualified deferred compensation plan for highly compensated employees who are not eligible to participate in Spherion's 401(k) Benefit Plan. The plan allows eligible employees to defer receipt of a portion of their compensation. Employee deferrals earn a return based on each employee's elected hypothetical plan investments including amounts represented by deferred stock units of Spherion's common stock. The plan is not funded, however Spherion maintains investments in company-owned life insurance policies included in "Intangibles and other assets" in the accompanying consolidated balance sheets. These policies had asset values of $16.7 million and $17.1 million as of December 31, 2004 and December 26, 2003, respectively, however Spherion's available asset balance at December 31, 2004 was $15.4 million, net of a $1.3 million policy loan. The earnings from these investments partially offset Spherion's cost of providing the benefit. The deferred compensation and accumulated investment earnings or losses, are accrued. Such accrual amounted to $27.4 million and $26.7 million at December 31, 2004 and December 26, 2003, respectively, the long-term portion of which was included in "Deferred compensation and other long-term liabilities" and the short-term portion in "Other current liabilities" in the accompanying consolidated balance sheets. Employee deferrals within this plan represented as deferred stock units of Spherion are included in additional paid-in capital within the stockholders' equity section of the accompanying consolidated balance sheets (rather than in "Deferred compensation and other long-term liabilities") as employees may only be paid out in shares of Spherion stock. There were approximately 200 employees participating in this plan as of December 31, 2004.

        Spherion has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The aggregate amount an employee may purchase each calendar year is limited to a maximum of 15% of an employee's compensation or $25,000 in the value of the stock. There were 113,473 and 224,320 shares issued in 2004 and 2003, respectively, under this plan. In March 2004, Spherion amended and restated its Employee Stock Purchase Plan to authorize an additional 1 million shares for sale under this plan. A total of 1,048,666 shares are available as of December 31, 2004 for purchase under the plan, which expires on July 1, 2015.

11.    STOCK-BASED COMPENSATION PLANS

        Spherion has one primary stock option plan, the 2000 Stock Incentive Plan. Under the plan, options to purchase Spherion's common stock may be granted to employees and outside directors of Spherion and its subsidiaries for periods not to exceed ten years at a price that is not less than 100% of fair market value on the date of grant. At December 31, 2004 and December 26, 2003, Spherion had 3,418,626 and 2,426,701 shares, respectively, reserved for future grants under the plan.

        Changes under these stock option plans for 2004, 2003 and 2002 were as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,538,323	$10.02	7,545,644	$10.20	8,672,509	$15.56
Granted	82,353	8.72	1,511,780	9.72	2,885,079	6.88
Exercised	(804,492)	6.86	(396,990)	6.59	(113,644)	7.74
Forfeited	(1,233,215)	11.47	(2,122,111)	11.08	(3,898,300)	19.76

Outstanding at end of year	4,582,969	$10.16	6,538,323	$10.02	7,545,644	$10.20

Options exercisable at end of the year	3,422,654	$10.57	3,472,343	$11.57	3,082,528	$13.86

        The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$0.00-$ 7.49	1,699,710	7.11	$6.65	1,378,034	$6.77
$7.50-$ 9.99	1,623,239	8.56	9.46	826,534	8.95
$10.00-$19.99	985,043	4.56	13.38	945,809	13.50
$20.00-$31.00	274,977	3.25	24.54	272,277	24.57

	4,582,969	6.84	$10.16	3,422,654	$10.57

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

        As discussed in Note 1, Significant Accounting Policies, Spherion accounts for stock-based compensation using the intrinsic value method of accounting as prescribed by APB Opinion No. 25. The table in Note 1 summarizes the impact had Spherion adopted the fair value based method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" for the fiscal years ended 2004, 2003 and 2002.

        Spherion employees and outside directors are also eligible to receive grants of deferred stock units. Deferred stock units entitle the individual to receive shares of Spherion common stock at a future date after meeting service requirements or Spherion has met financial targets. Approximately 52,500 and 499,000 deferred stock units were granted during 2004 and 2003, respectively. These deferred stock units were granted to key management employees and outside directors and ranged in market values from $4.40 to $10.00. The deferred stock units vest between one and seven years or a shorter period based upon certain performance criteria. The value of these deferred stock units is amortized to compensation expense ratably over the vesting period and totaled $1.0 million, $2.5 million and $2.7 million, for the years ended 2004, 2003 and 2002, respectively.

12.    STOCKHOLDER RIGHTS PLAN

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

13.    FINANCIAL INSTRUMENTS AND FAIR VALUES

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

        The carrying amount of cash and cash equivalents, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. Spherion's insurance deposits earn a fixed interest rate as determined at the time of funding and are carried at fair value or $92.9 million and $95.1 million as of December 31, 2004 and December 26, 2003, respectively. Company-owned life insurance policies are carried at fair market value, which approximated $16.7 million and $17.1 million as of December 31, 2004 and December 26, 2003, respectively.

        In estimating the fair value of derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. As of December 31, 2004, Spherion had three outstanding forward contracts to sell € 0.2 million in January 2005, 2006 and 2007, and one outstanding forward contract to sell 4.8 million Australian dollars in September of 2005. As of December 26, 2003, Spherion had one outstanding forward contract to sell 5.0 million Canadian dollars. Each of these derivatives had a fair value, or cost to unwind that is not material to the consolidated results of operations.

        The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

14.    COMMITMENTS AND CONTINGENCIES

        Substantially all of Spherion's field operations are conducted in leased premises. Spherion also leases computers and other equipment. Total lease expense for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 was $22.1 million, $23.2 million and $24.1 million, respectively. Future minimum lease payments under non-cancelable leases as of December 31, 2004 are $24.2 million, $18.0 million, $12.8 million, $8.1 million and $6.9 million in the years 2005 through 2009 and $5.4 million thereafter which are partially offset by $12.3 million under future non-cancelable subleases. Of these future minimum lease payments, $10.7 million has been accrued as of December 31, 2004, related to facility closures and are included as part of "Accrued restructuring", "Accounts payable and other accrued expenses" and "Deferred compensation and other long-term liabilities" in the accompanying consolidated balance sheets.

        In connection with the disposition of certain subsidiaries, Spherion, from time to time provides routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. See Note 2, Discontinued Operations for further discussion.

        Spherion had outstanding irrevocable letters of credit of approximately $1.9 million, worker's compensation collateral of approximately $1.3 million and surety bonds outstanding of approximately $0.2 million as of December 31, 2004. These instruments primarily collateralize Spherion's recorded obligations under workers' compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. Additionally, Spherion has a bank guarantee of €3.4 million ($4.5 million at current exchange rates) relating to an indemnification on the sale of its Netherlands operations. See Note 2, Discontinued Operations, for further discussion.

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

        Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, related to the divestiture of Interim HealthCare (the "Healthcare Divestiture") in 1997 and sought damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties also sought damages against Spherion in an action in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture. Spherion's motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they sought in excess of $25 million in damages. The parties filed post-trial briefs and oral argument was held in July 2004. The Court issued its opinion in February 2005. The opinion provides that Spherion does not have to pay damages on any of the claims, except for one breach of contract claim for which the damages awarded to the plaintiffs total approximately $1.1 million plus pre-and post-judgment interest and attorneys' fees. The final judgment will be formally entered after the parties stipulate to the amount of attorneys' fees owed. The plaintiffs will then have thirty days after entry of the final judgment to file a notice of appeal. After issuance of the Court's opinion, Spherion reduced its reserves related to this case and as of December 31, 2004 has reserves remaining in the amount of $2.4 million. Spherion does not have insurance coverage for these claims. Spherion believes the resolution of this matter will not have a material impact on its consolidated financial position, liquidity or results of operations above the amounts it has reserved.

        On December 13, 2004, and as amended on January 13, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion Corporation in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion Corporation, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32 million in damages, and treble for punitive damages, plus attorney fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK), fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by Spherion. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as an agent of Spherion. Spherion intends to vigorously defend the action. As it is too early to determine the probability of an unfavorable outcome, Spherion has not established a reserve for the resolution of this matter. Spherion does not have insurance coverage for these claims.

        In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion's tax refund for its 2002 filing year was increased by approximately $60 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves as of December 31, 2004 in the amount of $57.8 million, with respect to any tax liabilities that may arise in relation to these transactions or any other potential tax liabilities should its position be successfully challenged by tax authorities. The sale of the international subsidiaries allowed Spherion to reverse reserves of $25.3 million during 2004. (See Note 2, Discontinued Operations, for further information.) An unfavorable settlement or adverse resolution could result in the repayment of a portion of the refund received.

        Several states are examining Spherion's prior year unemployment tax rates. Revisions of these rates by any state would result in additional payments related to the prior year's unemployment taxes in that state. In the states where the rate is currently being examined and challenged, the claims raised by the states approximate $3.6 million plus potential interest and penalties. As of December 31, 2004, Spherion had $2.1 million accrued as its best estimate of losses it expects to incur as a result of these challenges. It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges.

        Spherion's former Australian subsidiary entered into research and development syndicates formed in Australia. These syndicates were formed to create new technologies, typically software, and allowed the investment member to obtain accelerated tax deductions and credits and Spherion's former Australian subsidiary provided the investment member with indemnification. The Australian tax authorities have notified Spherion that they are examining two of these syndicates for the 1993 to 2000 tax years. Spherion has engaged counsel in Australia to review the issues raised by the Australia Tax Office, and is awaiting the results of this review. The total amount of the tax credits and tax benefits taken by the investment members were approximately $10 million. Management is unable at this time to assess the probability of loss, if any, and consequently has not recorded a reserve for this matter.

15.    SEGMENT INFORMATION

        Spherion is organized and managed around two operating segments—Staffing Services and Professional Services. Each segment has separate and distinct leadership teams, each with a business unit president that reports directly to Spherion's Chief Executive Officer. Each segment provides services to customers in different types of skill-sets. The Staffing Services operating segment is concentrated around clerical and light industrial staffing, while the Professional Services operating segment is concentrated around higher level skill-sets, such as information technology, finance and accounting, engineering and administrative. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring, asset impairments and other charges, goodwill impairment and (loss) gain on retirement of debt). All material intercompany revenues and expenses have been eliminated. Operating results related to discontinued operations have been eliminated from the segment information below, unless otherwise noted.

        Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes, discontinued operations and the cumulative effect of change in accounting principle for the periods indicated are as follows (in thousands):

	Fiscal Years Ended
	2004	2003	2002
Revenues:
Staffing Services	$1,623,133	$1,382,964	$1,407,606
Professional Services	409,582	350,797	363,513

Total	$2,032,715	$1,733,761	$1,771,119

Gross Profit:
Staffing Services	$297,147	$275,243	$298,102
Professional Services	128,464	112,885	121,351

Total	$425,611	$388,128	$419,453

Segment Operating Profit (Loss):
Staffing Services	$25,475	$29,746	$31,739
Professional Services	19,769	4,717	(2,817)

Total	45,244	34,463	28,922
Unallocated corporate costs	(20,637)	(30,801)	(26,566)
Amortization expense	(543)	(448)	(320)
Interest expense	(5,766)	(6,178)	(11,149)
Interest income	3,815	5,105	5,684
Restructuring, asset impairments and other charges	(8,395)	(4,205)	(10,449)
Goodwill impairment	—	—	(230,685)
(Loss) gain on retirement of debt	(841)	313	10,458

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$12,877	$(1,751)	$(234,105)

Geographic Information:
Revenues:
North America	$2,032,715	$1,733,761	$1,771,119

Total	$2,032,715	$1,733,761	$1,771,119

Services Information:
Revenues:
Temporary Staffing	$1,679,543	$1,374,215	$1,385,550
Managed Services	297,627	316,355	348,404
Permanent Placement	55,545	43,191	37,165

Total	$2,032,715	$1,733,761	$1,771,119

Depreciation Expense:
Staffing Services	$17,312	$13,685	$13,821
Professional Services	5,959	5,937	6,229

Total	$23,271	$19,622	$20,050

Total Assets:
Staffing Services	$323,911	$286,298	$242,647
Professional Services	102,104	162,704	149,624
Corporate	404,251	415,832	471,424

Total	$830,266	$864,834	$863,695

Property and Equipment, Net:
North America	$97,683	$123,965	$86,857
Europe	—	7,113	3,814
Asia/Pacific	—	2,370	3,849

Total	$97,683	$133,448	$94,520

        Spherion has no single customer representing greater than 10% of revenues.

16.    EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share are computed by dividing Spherion's earnings (loss) from continuing operations before discontinued operations and cumulative effect of changes in accounting principle by the weighted average number of shares outstanding during the period.

        When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion's earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the "treasury stock" method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

        The following table reconciles the numerator (earnings (loss) from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	Fiscal Years Ended
	2004			2003			2002
	Earnings From Continuing Operations	Shares	Per Share Amount	Loss From Continuing Operations	Shares	Per Share Amount	Loss From Continuing Operations	Shares	Per Share Amount
Basic EPS	$15,196	61,036	$0.25	$(1,585)	59,951	$(0.03)	$(219,172)	59,417	$(3.69)

Effect of Dilutive Securities:
Stock options and other dilutive securities	—	877		—	—		—	—
Convertible notes	67	400		—	—		—	—

Diluted EPS	$15,263	62,313	$0.24	$(1,585)	59,951	$(0.03)	$(219,172)	59,417	$(3.69)

        For the fiscal years ended 2004, 2003 and 2002, outstanding employee stock options of 3.0 million, 7.0 million and 8.1 million, respectively, have been excluded from the computation of diluted earnings (loss) per share since they are anti-dilutive. Additionally, 2.4 million, 3.9 million and 7.4 million of convertible securities are excluded as they would also be anti-dilutive in 2004, 2003 and 2002, respectively.

17.    QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except per share data and share price)

        The following is an analysis of certain quarterly results of operations and other data for the 2004 and 2003 fiscal years.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenues	$467,212	$485,937	$507,728	$571,838
Gross profit	98,887	104,960	105,851	115,913
Net (loss) earnings	(8,132)	2,804	29,743	11,414
Basic (loss) earnings per share	(0.13)	0.05	0.49	0.19
Diluted (loss) earnings per share	(0.13)	0.05	0.48	0.18
	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenues	$404,788	$416,884	$443,871	$468,218
Gross profit	90,796	95,569	98,515	103,248
Net loss	(4,783)	(6,498)	(1,944)	(688)
Basic and diluted loss per share	(0.08)	(0.11)	(0.03)	(0.01)

(1)
The fourth quarter of 2004 contains 14 weeks and the fourth quarter of 2003 contains 13 weeks.

        In the first quarter of 2004 after-tax restructuring and other charges of $(5.4) million were incurred or $(0.09) per basic and diluted share. The third quarter of 2004 includes an after-tax loss on the retirement of the remaining convertible subordinated notes of $(0.5) million or $(0.01) per basic and diluted share. Net earnings from discontinued operations for the third quarter of 2004 includes a $30.4 million tax benefit or $0.50 per basic share and $0.49 per diluted share as a result of the recognition of a previously deferred tax benefit of $26.0 million that resulted from the sale of the international operations, a tax benefit of $3.8 million for the estimated loss on sale of the call centers and a tax benefit from operations of $0.5 million. Fourth quarter 2004 continuing operations includes a $6.3 million tax benefit for increased state deferred income tax assets resulting from an increase in the actual state income tax rate or $0.10 per basic and diluted share. The second, third and fourth quarters of 2003 include after-tax restructuring and other reversals (charges) of $0.3 million, $(1.6) million and $(1.5) million, respectively, or $0.01, $(0.03) and $(0.02) per basic and diluted share, respectively.

18.    SUBSEQUENT EVENTS

        In February 2005, Spherion received a favorable ruling on the Interim HealthCare case and as such reduced selling, general and administrative expenses and its reserve for the case by $2.6 million. See Note 14, Commitments and Contingencies for further discussion.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in our principal accountants during the two most recent fiscal years or any subsequent interim period.

Item 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

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

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

        Management's Report on Internal Control Over Financial Reporting and the corresponding Report of Independent Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B.    OTHER ITEMS

        On March 9, 2005, we entered into amendments to both the Employment Agreement and Change in Control Agreement with the following executive officers: Roy G. Krause, Eric Archer, Lisa G. Iglesias, Richard A. Lamond, Byrne K. Mulrooney and Mark W. Smith. The Agreements were amended due to new legislation relating to the treatment and taxation of certain deferred compensation. The changes to these Agreements include (i) changing the severance payment payout in the employment agreement to a lump sum; (ii) modifying the definition of "change in control"; and (iii) acknowledging that a six month delay in payment of certain deferred compensation may be required. Further, on the same date, the Company entered into a Change in Control agreement in the amended form described above with William G. Halnon. Copies of the forms of Executive Employment Agreement are attached as Exhibits 10.55, 10.57 and 10.62 and copies of the forms of Change in Control Agreement are attached as Exhibits 10.56 and 10.58, all of which are incorporated herein by reference.

        On March 9, 2005, the Compensation Committee of the Board of Directors approved cash incentive payments relating to 2004 performance for the following executive officers outside of the terms of their respective 2004 incentive award plans: $40,000 to Lisa G. Iglesias, $25,000 to Richard A. Lamond and $50,000 to Mark W. Smith.

        On March 9, 2005, the Compensation Committee of the Board of Directors approved the 2005 incentive award plans for executive officers, copies of which are attached as Exhibits 10.72 and 10.73 and are incorporated herein by reference. Under these plans, the annual incentive awards for Roy G. Krause, Lisa G. Iglesias, Richard A. Lamond, William G. Halnon and Mark W. Smith are based 100% on EPS targets. Annual incentive awards for Eric Archer and Byrne K. Mulrooney are based 75% on EPS targets and 25% on net operating income targets.

        The 2005 annual incentive award targets for each of the executive officers are as follows: 90% of base salary for Roy G. Krause, 75% of base salary for Eric Archer and Byrne K. Mulrooney, 60% of base salary for William G. Halnon, Lisa G. Iglesias, Richard A. Lamond, and Mark W. Smith.

        On February 21, 2005, we granted stock options and deferred stock units to the following executive officers in the following amounts: 139,000 stock options and 56,000 deferred stock units to Roy G. Krause; 70,000 stock options and 28,000 deferred stock units to Byrne K. Mulrooney; 65,000 stock options and 26,000 deferred stock units to Eric Archer; 56,000 stock options and 22,000 deferred stock units to Mark W. Smith; 45,000 stock options and 17,000 deferred stock units to Richard A. Lamond; 40,000 stock options and 17,000 deferred stock units to William G. Halnon; and 40,000 stock options and 16,000 deferred stock units to Lisa G. Iglesias. The stock options were granted pursuant to the Stock Option Agreement attached hereto as Exhibit 10.65 which is incorporated herein by reference. The stock option grants have an exercise price of $7.91 per share (the closing price of our common stock on the date of grant), have ten year terms and vest one-third each year beginning one year after the grant date. The deferred stock units were granted pursuant to the Deferred Stock Agreement attached hereto as Exhibit 10.68 which is incorporated herein by reference. The deferred stock units cliff vest on March 31, 2008 subject to the achievement of certain performance targets.

        For fiscal 2004, the annual incentive award plans for the following executive officers were based 100% on EPS targets: Roy G. Krause, Lisa G. Iglesias, Richard A. Lamond and Mark W. Smith. Fiscal 2004 annual incentive award plans for Eric Archer and Byrne K. Mulrooney were based 25% on EPS targets, 25% on net operating income targets and 50% on gross profit growth targets.

        During fiscal 2004, the annual incentive award targets for each of the executive officers were as follows: 70% of base salary for Roy G. Krause, 75% of base salary for Byrne K. Mulrooney; 60% of base salary for Eric Archer, Richard A. Lamond and Mark W. Smith; and 50% of base salary for Lisa G. Iglesias.

PART III

Items 10, 11, 12, 13 and 14.

        Certain information regarding our executive officers is contained in Part I and certain information regarding our stock plans is contained in Part III, Item 12 below. The remaining information required by Items 10 and 12 and the information required by Items 11, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2004, we will file and distribute our definitive proxy statement for our 2005 annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes our stock options and deferred stock units to be issued upon exercise and the number of securities available for future issuances as of December 31, 2004:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and deferred stock units	Weighted-average exercise price of outstanding options and deferred stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,582,969	$10.16	3,418,626
Equity compensation plans not approved by security holders	661,345	—	479,877

Total	5,244,314	$8.88	3,898,503

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

        The information required by Item 403 of Regulation S-K is omitted because, no later than 120 days from December 31, 2004, we will file and distribute our definitive proxy statement for our 2005 annual meeting of stockholders containing the information required by such Item.

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
3.1
Restated Certificate of Incorporation of Spherion, as last amended on May 19, 2004, filed as Exhibit 3.1 to Spherion's Form 10-Q for the quarter ended June 25, 2004, is incorporated herein by reference.
3.2	Restated By-Laws of Spherion, as amended through November 11, 2003, filed as Exhibit 3.2 to Spherion's Form 10-K for the fiscal year ended December 26, 2003, is incorporated herein by reference.
4.1	Form of Stock Certificate, filed as Exhibit 4.1 to Spherion's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
4.2	Rights Agreement dated as of March 17, 1994 between Spherion and Boatmen's Trust Company, filed as Exhibit 1.1 to Spherion's Form 8-A filed April 11, 1994, is incorporated herein by reference.
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
4.6
Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of Spherion, as last amended May 19, 2004, filed as Exhibit 4.6 to Spherion's Form 10-Q for the quarter ended June 25, 2004, are incorporated herein by reference.
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
4.14
Amendment No. 6, dated as of December 1, 2003, to Rights Agreement dated March 17, 1994, by and between Spherion and the Bank of New York, filed as Exhibit 4.14 to Spherion's Form 10-K for the fiscal year ended December 26, 2003, is incorporated herein by reference.
10.1*
Spherion's 1994 Stock Option Plan for Franchisees, Licensees and Agents, as amended through and restated as of August 10, 1999, filed as Exhibit 10.1 to Spherion's Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference.
10.2
Form of Indemnification Agreement between Spherion and each director of Spherion, dated August 10, 1999 for all directors except James J. Forese and David R. Parker, each of which have agreements dated February 25, 2003, filed as Exhibit 10.2 to Spherion's Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference.
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
10.19*
Spherion Corporation Outside Directors' Compensation Plan, effective July 1, 2004, filed as Exhibit 10.19 to Spherion's Form 10-Q for the quarter ended June 25, 2004, is incorporated herein by reference.
10.22*	Spherion Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.22 to Spherion's Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.39*
Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, as last amended May 19, 2004, filed as Exhibit 10.39 to Spherion's Form 10-Q for the quarter ended June 25, 2004, is incorporated herein by reference.
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
10.51*
Separation Agreement dated March 9, 2004, by and between Spherion and Cinda A. Hallman, filed as Exhibit 10.51 to Spherion's Form 10-Q for the quarter ended March 26, 2004, is incorporated herein by reference.
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
10.54*
Sixth Amendment to the Spherion Deferred Compensation Plan dated January 1, 2004, filed as Exhibit 10.54 to Spherion's Form 10-Q for the quarter ended March 26, 2004, is incorporated herein by reference.
10.55*	Restated Employment Agreement by and between Spherion and Roy G. Krause, amended through March 9, 2005, filed as Exhibit 10.55 attached hereto.
10.56*	Restated Change in Control Agreement by and between Spherion and Roy G. Krause, amended through March 9, 2005, filed as Exhibit 10.56 attached hereto.
10.57*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.57 attached hereto.

10.58*	Form of Restated Change in Control Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.58 attached hereto.
10.59*	Spherion Corporation Deferred Stock Plan (as amended and restated December 20, 2002) filed as Exhibit 10.59 to Spherion's Form 10-K for the year ended December 27, 2002, is incorporated by reference.
10.60
Credit Agreement, dated as of July 24, 2003, made by and among the financial institutions from time to time parties thereto (such financial institutions, together with their respective successors and assigns, are referred to thereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America, N.A., as Administrative Agent and Collateral Agent for the Lenders and Spherion, filed as Exhibit 10.60 to Spherion's Form 10-Q for the quarter ended September 26, 2003, is incorporated herein by reference.
10.61
First Amendment to Credit Agreement, Security Agreement, Pledge Agreement and Guaranty Agreement dated August 25, 2003 by and among Spherion, as borrower, each subsidiary of Borrower party to the Security Agreement, the Pledge Agreement and the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent to the Lenders, filed as Exhibit 10.61 to Spherion's Form 10-Q for the quarter ended September 26, 2003, is incorporated herein by reference.
10.62*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.62 attached hereto.
10.63
Second Amendment to Credit Agreement dated as of March 30, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.63 to Spherion's Form 10-Q for the quarter ended September 24, 2004, is incorporated herein by reference.
10.64
Third Amendment to Credit Agreement dated as of July 12, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.64 to Spherion's Form 10-Q for the quarter ended September 24, 2004, is incorporated herein by reference.
10.65*	Spherion Corporation form of 2000 Stock Incentive Plan Stock Option Agreement, filed as Exhibit 10.65 attached hereto.
10.66*	Spherion Corporation form of standard Deferred Stock Agreement, filed as Exhibit 10.66 attached hereto.
10.67*†	Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to implementation of enterprise resource planning system, filed as Exhibit 10.67 attached hereto.
10.68*†	Spherion Corporation form of Deferred Stock Agreement with performance based vesting criteria, filed as Exhibit 10.68 attached hereto.
10.69*	Seventh Amendment to the Spherion Deferred Compensation Plan dated October 15, 2004, filed as Exhibit 10.69 attached hereto.
10.70*†	Spherion Corporation Corporate Executives Management 2004 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.70 attached hereto.

10.71*†	Spherion Corporation Line of Business Executive Management 2004 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.71 attached hereto.
10.72*†	Spherion Corporation Corporate Executives Management 2005 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.72 attached hereto.
10.73*†	Spherion Corporation Line of Business Executive Management 2005 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.73 attached hereto.
10.74*†	Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to EPS targets filed as Exhibit 10.74 attached hereto.
11	See "Earnings (Loss) Per Share" in Note 16 of the Notes to Consolidated Financial Statements included at page 67 herein.
21	Subsidiaries of Spherion, filed as Exhibit 21 attached hereto.
23.1	Consent of Deloitte & Touche LLP, filed as Exhibit 23.1 attached hereto.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.1 attached hereto.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 attached hereto.

*
This Exhibit is a management contract or compensatory plan or arrangement.

†
Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(b)
EXHIBITS FILED WITH THIS FORM

Exhibit Number	Exhibit Name
10.55*	Restated Employment Agreement by and between Spherion and Roy G. Krause, amended through March 9, 2005.
10.56*	Restated Change in Control Agreement by and between Spherion and Roy G. Krause, amended through March 9, 2005.
10.57*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto.
10.58*	Form of Restated Change in Control Agreement by and between Spherion and the individuals listed on Schedule A attached thereto.
10.62*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto.
10.65*	Spherion Corporation form of 2000 Stock Incentive Plan Stock Option Agreement.

10.66*	Spherion Corporation form of standard Deferred Stock Agreement.
10.67*†	Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to implementation of enterprise resource planning system.
10.68*†	Spherion Corporation form of Deferred Stock Agreement with performance based vesting criteria.
10.69*	Seventh Amendment to the Spherion Deferred Compensation Plan dated October 15, 2004.
10.70*†	Spherion Corporation Corporate Executives Management 2004 Variable Pay Plan for the individuals listed on Schedule A attached thereto.
10.71*†	Spherion Corporation Line of Business Executive Management 2004 Variable Pay Plan for the individuals listed on Schedule A attached thereto.
10.72*†	Spherion Corporation Corporate Executives Management 2005 Variable Pay Plan for the individuals listed on Schedule A attached thereto.
10.73*†	Spherion Corporation Line of Business Executive Management 2005 Variable Pay Plan for the individuals listed on Schedule A attached thereto.
10.74*†	Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to EPS targets.
21	Subsidiaries of Spherion.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This Exhibit is a management contract or compensatory plan or arrangement.

†
Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(c)
OTHER FINANCIAL STATEMENTS

        There were no other financial statements of the type described in subparagraph (d) of Item 15 of Part IV required to be filed herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Spherion has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPHERION CORPORATION
March 15, 2005	By	/s/ ROY G. KRAUSE Roy G. Krause President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spherion and in the capacities and on the date indicated.

Signature	Title

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman and Director
/s/ WILLIAM F. EVANS William F. Evans	Director
/s/ JAMES J. FORESE James J. Forese	Director
/s/ ROY G. KRAUSE Roy G. Krause	Director
/s/ J. IAN MORRISON J. Ian Morrison	Director
/s/ DAVID R. PARKER David R. Parker	Director
/s/ A. MICHAEL VICTORY A. Michael Victory	Director
(Signed as to each on March 15, 2005)

/s/ ROY G. KRAUSE Roy G. Krause	President and Chief Executive Officer
/s/ MARK W. SMITH Mark W. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
(Signed as to each on March 15, 2005)

SPHERION CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal Year Ended December 27, 2002
Allowance for Doubtful Accounts	$(10,261)	$(3,418)	$—	$6,919	$(6,760)

Accumulated Amortization:
Goodwill	$(124,190)	$—	$—	$124,190	$—
Trade names	(246)	(237)	—	119	(364)
Other	—	(84)	—	—	(84)

	$(124,436)	$(321)	$—	$124,309	$(448)

Fiscal Year Ended December 26, 2003
Allowance for Doubtful Accounts	$(6,760)	$(3,298)	$—	$3,387	$(6,671)

Accumulated Amortization:
Trade names	$(364)	$(203)	$—	$18	$(549)
Other	(84)	(245)	(4)	—	(333)

	$(448)	$(448)	$(4)	$18	$(882)

Fiscal Year Ended December 31, 2004
Allowance for Doubtful Accounts	$(6,671)	$(7,238)	$—	$6,832	$(7,077)

Accumulated Amortization:
Trade names	$(549)	$(208)	$—	$77	$(680)
Other	(333)	(335)	(23)	—	(691)

	$(882)	$(543)	$(23)	$77	$(1,371)

QuickLinks

PART I
PART II
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share amounts)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For Fiscal Years Ended December 31, 2004, December 26, 2003 and December 27, 2002 (amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
Equity Compensation Plan Information
PART IV
SIGNATURES
SPHERION CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (amounts in thousands)