Form 10-Q
period 2005-04-03
SPHERION CORP
filed 2005-05-11
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

Number of shares of Registrant’s Common Stock, par value $.01 per share (“Common Stock”), outstanding on April 29, 2005 was 61,650,306.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	April 3, 2005	March 26, 2004
Revenue	$505,541	$467,212
Cost of services	400,416	368,325

Gross profit	105,125	98,887

Selling, general and administrative expenses	101,899	95,745
Interest expense	799	1,443
Interest income	(859)	(1,018)
Restructuring and other charges	1,772	8,884
	103,611	105,054

Earnings (loss) from continuing operations before income taxes and discontinued operations	1,514	(6,167)
Income tax (expense) benefit	(545)	1,996

Earnings (loss) from continuing operations before discontinued operations	969	(4,171)

Discontinued operations:
Loss from discontinued operations (including loss on disposal of $488 and $1,942, respectively)	(2,765)	(6,425)
Income tax benefit	568	2,464
Loss from discontinued operations	(2,197)	(3,961)

Net loss	$(1,228)	$(8,132)

Earnings (loss) per share — Basic:
Earnings (loss) from continuing operations before discontinued operations	$0.02	$(0.07)
Loss from discontinued operations	(0.04)	(0.07)

	$(0.02)	$(0.13)

Earnings (loss) per share — Diluted:
Earnings (loss) from continuing operations before discontinued operations	$0.02	$(0.07)
Loss from discontinued operations	(0.04)	(0.07)

	$(0.02)	$(0.13)

Weighted average shares used in computation of earnings (loss) per share:
Basic	61,532	60,536
Diluted	62,006	60,536

See Notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	April 3, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$7,697	$5,154
Receivables, less allowance for doubtful accounts of $6,714 and $7,077, respectively	311,274	352,606
Deferred tax asset	20,199	19,263
Income tax receivable	12,441	12,363
Insurance deposit	25,501	26,436
Other current assets	19,590	18,885
Assets of discontinued operations	3,560	4,772
Total current assets	400,262	439,479
Goodwill	48,950	48,757
Property and equipment, net of accumulated depreciation of $109,474 and $104,111, respectively	93,489	97,683
Deferred tax asset	148,865	149,436
Insurance deposit	63,346	66,482
Intangibles and other assets	28,906	28,429

	$783,818	$830,266

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$87,038	$108,308
Accrued salaries, wages and payroll taxes	59,054	62,956
Revolving lines of credit	12,877	32,131
Accrued insurance reserves	34,016	34,135
Accrued income taxes	57,665	57,765
Current portion of long-term debt and other short-term borrowings	11,400	12,398
Accrued restructuring	3,548	2,420
Other current liabilities	8,009	8,050
Liabilities of discontinued operations	1,572	1,488
Total current liabilities	275,179	319,651
Long-term debt, net of current portion	4,344	4,766
Accrued insurance reserves	29,008	28,879
Deferred compensation and other long-term liabilities	31,514	32,678
Total liabilities	340,045	385,974

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued 65,341,609 shares	653	653
Treasury stock, at cost, 4,093,356 and 4,238,678 shares, respectively	(38,866)	(40,430)
Additional paid-in capital	847,174	847,806
Accumulated deficit	(367,999)	(366,771)
Accumulated other comprehensive income	2,811	3,034

Total stockholders’ equity	443,773	444,292
	$783,818	$830,266

See Notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Three Months Ended
	April 3, 2005	March 26, 2004
Cash Flows from Operating Activities:
Net loss	$(1,228)	$(8,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations loss on disposal, net of income tax benefit	480	481
Depreciation and amortization	5,578	8,511
Deferred income tax benefit	(364)	—
Restructuring and other charges	1,772	10,208
Other non-cash charges	502	1,335
Changes in assets and liabilities:
Receivables, net	42,448	(17,993)
Other assets	64	805
Income tax receivable	1	1,064
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(28,325)	9,312
Restructuring liabilities	(634)	(3,153)
Net Cash Provided by Operating Activities	20,294	2,438

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(350)	(212)
Capital expenditures, net	(1,190)	(4,519)
Insurance deposits	4,533	5,091
Other	(468)	(482)
Net Cash Provided by (Used in) Investing Activities	2,525	(122)

Cash Flows from Financing Activities:
Debt repayments, net	(1,421)	(1,576)
Net (repayments) borrowings from lines of credit	(19,294)	663
Proceeds from exercise of employee stock options	432	1,308
Other, net	14	373
Net Cash (Used in) Provided by Financing Activities	(20,269)	768
Effect of exchange rates on cash and cash equivalents	(7)	45
Net increase in cash and cash equivalents	2,543	3,129
Cash and cash equivalents, beginning of period	5,154	21,248

Cash and cash equivalents, end of period	$7,697	$24,377

Supplemental Cash Flow Information:
Non-cash activities:
Short-term note payable for purchase of software and related costs	$—	$823

See Notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements of Spherion Corporation and subsidiaries (“Spherion”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Spherion’s consolidated financial statements and notes thereto for each of the fiscal years in the three-year period ended December 31, 2004 included in its Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three months ended April 3, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending January 1, 2006.  Certain 2004 amounts have been reclassified to conform with the current year presentation.

Effective for 2005, Spherion changed its fiscal year end by two days from 52 or 53 weeks ending on the last Friday in December to 52 or 53 weeks ending on the last Sunday in December.  This change will better conform Spherion’s reporting periods to its normal weekly business cycle.  This change did not have a material impact on Spherion’s first quarter results of operations, cash flows or financial position nor will it have an impact on annual results of operations, cash flows or financial position. During 2005, in order to achieve a 52-week year, the fiscal year end will be January 1, 2006.  All fiscal years after 2005 will end on the last Sunday in December. Spherion’s first quarter ended on Sunday, April 3, 2005.

The accompanying condensed consolidated financial statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities it is required to consolidate.  All material intercompany transactions and balances have been eliminated.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The standard also requires that entities apply a fair-value-based measurement method to account for share-based payment transactions with employees (excluding equity instruments held by employee share ownership plans). SFAS No. 123R is effective for Spherion for fiscal year 2006. Spherion is evaluating the impact of the new standard and although Spherion has not completed its analysis, management anticipates the expense recorded in future periods would not differ materially from the amounts previously disclosed in Quarterly Reports on Form 10-Q or in Annual Reports on Form 10-K.

2. Stock-Based Compensation

Spherion accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Spherion’s stock at the date of grant over the amount an employee must pay for the stock. Compensation cost related to grants of restricted stock or deferred stock units is recognized in the period the compensation is earned and measured using the quoted market price on the effective grant date.

Spherion has one primary stock option plan, the 2000 Stock Incentive Plan.  As all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant. Spherion has not historically, or in the periods presented, recorded stock-based compensation cost in the determination of net earnings or loss.

The following table illustrates the effect on net loss and loss per share for the three months ended April 3, 2005 and March 26, 2004, if Spherion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	April 3, 2005	March 26, 2004

Net loss, as reported	$(1,228)	$(8,132)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(506)	(1,073)

Pro forma net loss	$(1,734)	$(9,205)

Loss per share:

Basic and Diluted—as reported	$(0.02)	$(0.13)

Basic and Diluted—pro forma	$(0.03)	$(0.15)

The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and fair value. The following weighted average assumptions were used:

	Three Months Ended
	April 3, 2005	March 26, 2004

Expected life (in years)	3.3	3.3
Interest rate	3.60%	2.30%
Volatility	52.00%	58.00%
Expected dividends	—	—
Weighted average per share fair value	$3.14	$3.55

3. Restructuring and Other Charges

Restructuring Charges

During the first quarter of 2005, Spherion incurred restructuring charges of $1.9 million for severance related costs for the elimination of 94 positions following the previously announced termination of a customer contract and other changes within the managed services portion of the Staffing Services operating segment. Charges relating to the Staffing Services operating segment and related corporate charges amounted to $1.6 million and $0.3 million, respectively. Spherion also identified accruals of $0.1 million that were unnecessary primarily as the result of resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income.

During the first quarter of 2004, Spherion implemented cost reduction actions pursuant to the 2003 Plan totaling $2.9 million. This resulted in the termination of 49 personnel and the closure of 9 offices.  These charges consisted of severance charges of $1.7 million and facility closure expenses and charges for asset write-offs for property previously vacated of $1.2 million. Charges relating to the Staffing Services and Professional Services operating segments amounted to $0.4 million and $1.5 million, respectively. The remainder of the charge related to corporate initiatives directed at lowering back office personnel costs.

Other Charges

During the first quarter of 2004, Spherion incurred other charges of $5.9 million to terminate the employment contract of its former chief executive officer. This included approximately $0.8 million of non-cash charges related to stock-based compensation.

An analysis of the current plan along with amounts remaining to be distributed under restructuring plans initiated in prior years is as follows (in thousands):

	Facility Closures	Severance	Total

Balance at December 31, 2004	$2,329	$91	$2,420
First quarter 2005 Plan Charges	—	1,874	1,874
Utilized during the first quarter of 2005	(187)	(442)	(629)
Foreign currency changes and other	(15)	—	(15)
Reversal of over accrual	(44)	(58)	(102)

Balance at April 3, 2005	$2,083	$1,465	$3,548

As of April 3, 2005 the remaining accruals for facility closures of $2.1 million relate to lease payments on 15 closed locations that will be paid out through 2013 (net of applicable sublease income). Severance for employees with retention periods that extend past 60 days are accrued ratably over the retention period.

4. Discontinued Operations

During 2004, Spherion assessed the profitability of its operations and made decisions to exit five of its business units. These business units included Spherion’s court reporting business, its staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands, as well as its call center outsourcing business. Excluding the call center outsourcing business, Spherion sold these operations during 2004. These subsidiaries’ operating results are included in accompanying condensed consolidated statements of operations (through the dates of their disposition, as applicable). Spherion expects its call center outsourcing business will be sold prior to the end of the third quarter of 2005.

As discussed above, during 2004, Spherion completed the disposition of three of its foreign business units. The cash proceeds from the sale of the United Kingdom operations were net of a $2.6 million reserve for estimated final adjustments to the net proceeds based upon a final working capital audit. Spherion is currently in the process of resolving the final working capital amounts through a contractual dispute resolution mechanism and legal proceedings.

Spherion’s operations in the Asia/Pacific region were sold in two separate transactions to two different purchasers. Both sales transactions require working capital audits. The audit with one purchaser is pending; the audit with the other purchaser is being litigated and Spherion has established a reserve of $0.3 million for this dispute.

As part of the sale of Spherion’s operations in The Netherlands, Spherion indemnified the purchaser for certain liabilities including a potential employment related liability to The Netherlands government. This potential liability is backed by a bank guarantee in the amount of €3.4 million (approximately $4.4 million at current exchange rates). The Netherlands government has asserted that Spherion did not obtain necessary documentation from or properly withhold wages from certain employees in The Netherlands. Spherion has tentatively agreed upon a settlement of approximately €0.7 million (approximately $0.9 million at current exchange rates) and increased its reserve during the three months ended April 3, 2005 by $0.5 million to $0.9 million, for the resolution of this matter.

The major classes of assets and liabilities for the call center outsourcing business as of April 3, 2005 are as follows (in thousands):

Receivables, net	$3,243
Prepaids and other assets	317
Total assets of discontinued operations	$3,560

Account payable, payroll and other accrued expenses	$972
Other current liabilities	600
Total liabilities of discontinued operations	$1,572

Revenue and pre-tax (loss) earnings of these subsidiaries included within loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended April 3, 2005 and March 26, 2004 are as follows (in thousands):

	Three Months Ended
	April 3, 2005			March 26, 2004
	Professional Services	Staffing Services	Total	Professional Services	Staffing Services	Total

Revenue	$—	$6,300	$6,300	$77,995	$11,340	$89,335
Pre-tax (loss) earnings from operations	(713)	(1,564)	(2,277)	(4,763)	280	(4,483)
Pre-tax loss on disposal	(488)	—	(488)	(1,942)	—	(1,942)
Income tax benefit (expense)	288	280	568	2,549	(85)	2,464
Net (loss) earnings from discontinued operations	$(913)	$(1,284)	$(2,197)	$(4,156)	$195	$(3,961)

5. Segment Information

Spherion has two operating segments: Staffing Services and Professional Services.  Spherion evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring and other charges). All material intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been eliminated from the segment information below.

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes and discontinued operations for the periods indicated are as follows (in thousands):

	Three Months Ended
	April 3, 2005	March 26, 2004
Revenue:
Staffing Services	$402,082	$374,099
Professional Services	103,459	93,113

Total	$505,541	$467,212

Gross Profit:
Staffing Services	73,419	71,454
Professional Services	31,706	27,433

Total	$105,125	$98,887

Segment Operating Profit:
Staffing Services	$3,371	$6,714
Professional Services	3,524	2,278

Total	6,895	8,992

Unallocated corporate costs	(3,551)	(5,673)
Amortization expense	(118)	(177)
Interest expense	(799)	(1,443)
Interest income	859	1,018
Restructuring and other charges	(1,772)	(8,884)
Earnings (loss) from continuing operations before income taxes and discontinued operations	$1,514	$(6,167)

6. Variable Interest Entities

Spherion evaluates and, as applicable, accounts for its variable interest entities under the guidance of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

Spherion has two franchisees that qualify as VIEs. However, Spherion is not the primary beneficiary, thus consolidation is not required. Spherion’s franchise VIEs’ gross revenues for the three months ended April 3, 2005 and March 26, 2004 were $1.4 million and $2.0 million, respectively. Spherion’s maximum exposure to loss is limited to its loan and royalty receivable balances for these two VIEs of $0.5 million as of April 3, 2005. All loan and royalty receivables are included in “Other current assets” and “Intangibles and other assets” in the accompanying condensed consolidated balance sheets.

As of April 3, 2005, Spherion had 14 licensees that qualify as VIEs for which Spherion is the primary beneficiary. As such, the operations and assets and liabilities of these licensees have been consolidated.  Spherion’s licensed VIEs’ revenues for the three months ended April 3, 2005 and March 26, 2004 were $25.2 million and $17.8 million, respectively. Licensee loans totaling $0.7 million as of April 3, 2005 are collateralized by their respective businesses. Spherion consolidates $0.6 million and $0.5 million of current and long-term assets, respectively, for these VIEs. In the event of default on the loan, Spherion retains the right to take over their operations. General creditors of Spherion’s licensees do not have any recourse against Spherion.

7. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three-month period ending April 3, 2005 is as follows (in thousands):

	Staffing Services	Professional Services	Total

Balance at December 31, 2004	$39,944	$8,813	$48,757
Foreign currency changes and other	(192)	—	(192)
Goodwill additions during the period	385	—	385

Balance at April 3, 2005	$40,137	$8,813	$48,950

Goodwill additions during the first quarter of 2005 relate to the repurchase of a Spherion licensed operation.

Other intangible assets, which are amortized, are primarily comprised of trade names, trademarks and non-compete and employment agreements and amounted to $2.0 million as of both April 3, 2005 and December 31, 2004, less accumulated amortization of $1.6 million and $1.4 million, respectively. Amortization of trade names and other intangibles for the three months ended April 3, 2005 and March 26, 2004 amounted to $0.1 million and $0.2 million, respectively.  Annual amortization expense of other intangible assets is expected to be $0.1 million for fiscal year 2006 and less than $50,000 for each of the fiscal years ended 2007 through 2010. The remaining weighted average life of other intangible assets is approximately 2 years.

8. Comprehensive (Loss) Income

The following table displays the computation of comprehensive (loss) income (in thousands):

	Three Months Ended
	April 3, 2005	March 26, 2004
Net loss	$(1,228)	$(8,132)

Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(223)	509
Reclassification adjustment for foreign currency translation relating to the sale of The Netherlands Staffing subsidiary	—	(455)
Total other comprehensive (loss) income	(223)	54

Total comprehensive loss	$(1,451)	$(8,078)

9. Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing Spherion’s net earnings (loss) from continuing operations before discontinued operations by the weighted average number of shares outstanding during the period.

When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings from continuing operations before discontinued operations plus after-tax interest on the convertible subordinated notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible subordinated notes is determined by applying the “if converted” method.

The following table reconciles the numerator (earnings (loss) from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2005			March 26, 2004
	Earnings from Continuing Operations	Shares	Per Share Amount	Loss from Continuing Operations	Shares	Per Share Amount

Basic EPS	$969	61,532	$0.02	$(4,171)	60,536	$(0.07)

Effect of dilutive securities:
Stock options and other dilutive securities	—	474	—	—	—	—
Diluted EPS	$969	62,006	$0.02	$(4,171)	60,536	$(0.07)

For the three months ended April 3, 2005 and March 26, 2004, outstanding employee stock options of 3.5 million and 3.2 million, respectively, have been excluded from the computation of diluted earnings (loss) per share since they are anti-dilutive. For the three months ended April 3, 2005 and March 26, 2004, 0.4 million and 3.7 million, respectively, of convertible securities are also excluded from the computation as they are anti-dilutive.

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

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, related to the divestiture of Interim HealthCare (the “Healthcare Divestiture”) in 1997 and sought damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties also sought damages against Spherion in an action in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture. Spherion’s motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they sought in excess of $25 million in damages. The parties filed post-trial briefs and oral argument was held in July 2004. The Court issued its opinion in February 2005. The opinion provides that Spherion does not have to pay damages on any of the claims, except for one breach of contract claim for which the damages awarded to the plaintiffs total approximately $1.1 million plus pre-and post-judgment interest and attorneys’ fees. The parties have agreed that Spherion will pay $240,000 in attorney’s fees. We expect that the final judgment will be formally entered in the second quarter of 2005. The plaintiffs will then have thirty days after entry of the final judgment to file a notice of appeal. After issuance of the Court’s opinion, Spherion reduced its reserves related to this case and as of April 3, 2005 has reserves remaining in the amount of $2.2 million. Spherion does not have insurance coverage for these claims. Spherion believes the resolution of this matter will not have a material impact on its consolidated financial position, liquidity or results of operations above the amounts it has reserved.

On December 13, 2004, and as amended on January 13, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion Corporation in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion Corporation, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32 million in damages, and treble for punitive damages, plus attorney fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK), fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by Spherion. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as an agent of Spherion. Spherion intends to vigorously defend this matter but has accrued a nominal settlement estimate. Spherion does not have insurance coverage for these claims.

In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion’s tax refund for its 2002 filing year was increased by approximately $60 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves as of  April 3, 2005 in the amount of $57.7 million, with respect to any tax liabilities that may arise in relation to these transactions or any other potential tax liabilities should its position be successfully challenged by tax authorities. An unfavorable settlement or adverse resolution could result in the repayment of a portion of the refund received.

Several states are examining Spherion’s prior year unemployment tax rates. Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state. In the states where the rate is currently being examined and challenged, the claims raised by the states approximate $3.6 million plus potential interest and penalties. As of April 3, 2005, Spherion had $2.1 million accrued as its best estimate of losses it expects to incur as a result of these challenges. It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges.

Spherion’s former Australian subsidiary entered into research and development syndicates formed in Australia during the early 1990’s. These syndicates were formed to create new technologies, typically software, and allowed the investment member of the syndicates to obtain accelerated tax deductions and credits and Spherion’s former Australian subsidiary provided the investment member with certain tax indemnifications. The Australian tax authorities have notified Spherion that they are examining two of these syndicates for the 1993 to 2000 tax years. Spherion has engaged counsel in Australia to review the issues raised by the Australia Tax Office, and is awaiting the results of this review. The total amount of the tax credits and tax benefits taken by the investment members were approximately $10 million. Management is unable at this time to assess the probability of loss, if any, and consequently has not recorded a reserve for this matter.

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

•                  Executive Summary

•                  Operating Results

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements – Safe Harbor

Executive Summary

During the first quarter we continued to make progress on each of our strategic initiatives.

•                  Grow revenue at or above the industry average.  Revenue increased 8.2% from the same period in the prior year.  In addition, we accelerated revenue growth in our targeted small and mid-size client segments.

•                  Gross profit margin expansion.  Gross profit margins within the temporary staffing service line increased in both operating segments compared with the same period in the prior year. This was the result of price increases, cost management and a shift in customer mix toward higher-margin small and mid-sized customers.

•                  Operational effectiveness.  We were able to reduce Days Sales Outstanding (DSO) by three days to 57 days from 60 days at the end of 2004.

•                  Financial discipline.  We generated $20.3 million of positive cash flow from operations during the first quarter and we were able to further reduce debt.

In addition to the matters discussed above, we continue to work on our technology infrastructure investments to obtain improved operating efficiency.  Incremental spending in the unallocated corporate expenses decreased by $1.7 million from prior year levels and $1.1 million from the fourth quarter of 2004.

Revenue growth for temporary staffing in the Staffing Services operating segment was 16.5% during the first quarter of 2005 compared with prior year. Further, we experienced greater growth in clerical temporary staffing during the first quarter of 2005 than light industrial staffing.  Permanent placement was 2.9% of our total first quarter revenue, an increase of 30 basis points from the same prior year period.  Towards the end of the first quarter and into the beginning of the second quarter of 2005, certain areas of our temporary staffing business showed signs of slower year over year growth trends.

Operating Results

Consolidated Operating Results

Three Months Ended April 3, 2005 Compared With March 26, 2004

•                  Revenue in 2005 was $505.5 million, up 8.2% from 2004 due to increased demand for our temporary staffing and permanent placement services. The Bureau of Labor Statistics reported an estimated increase of approximately 8.6% in the number of temporary employees in comparison with the prior year.

•                  Gross profit increased to $105.1 million, up 6.3% from the prior year primarily due to the increase in revenue.  Gross profit margins decreased 40 basis points to 20.8% from 21.2% in the prior year primarily due to a shift in business from managed services to lower margin temporary staffing services (170 basis points), increased payroll taxes (15 basis points) and lower pay/bill spreads (15 basis points), which was partially offset by lower employee costs such as workers’ compensation and other benefits (160 basis points).

•                  Selling, general and administrative expenses were $101.9 million, an increase of 6.4%, or $6.2 million over prior year. Of the $6.2 million increase in costs, the largest components were advertising, meetings, licensee commissions (due to an increase in licensee revenue) and bad debt expense. Selling, general and administrative expenses as a percentage of revenue decreased to 20.2% from 20.5% in the prior year.

•                  Earnings from continuing operations were $1.0 million, compared with a loss of ($4.2) million from continuing operations in the prior year. Including discontinued operations, we had net losses of ($1.2) million and ($8.1) million in the first quarter of 2005 and 2004, respectively.

•                  Days Sales Outstanding (DSO, a measure of how quickly accounts receivable are collected) were 57 days for both the three months ended April 3, 2005 and March 26, 2004.

Discontinued Operations

During 2004, we assessed the profitability of our operations and made decisions to exit five of our business units. These business units included our court reporting business, our staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands, as well as our call center outsourcing business. We sold our court reporting business and our staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands during 2004.  We continue to market our call center outsourcing business and expect to sell it before the end of the third quarter.  These subsidiaries’ operating results are included in the accompanying condensed consolidated statements of operations through the dates of their disposition, as applicable.

For the three months ended April 3, 2005 and March 26, 2004, discontinued operations through the dates of their disposition, as applicable, had revenues of $6.3 million and $89.3 million, respectively, and had operating losses before income taxes of $2.3 million and $4.5 million, respectively.

See Note 4, Discontinued Operations, in the accompanying condensed consolidated financial statements for additional information.

Restructuring and Other Charges

During the three months ended April 3, 2005, we incurred restructuring charges of $1.9 million for severance related costs for the elimination of 94 positions following the previously announced termination of a customer contract and other changes within the managed services portion of our Staffing Services operating segment. We also identified accruals of $0.1 million that were unnecessary primarily the result of resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income.

For the three months ended March 26, 2004, we implemented additional cost reduction actions pursuant to the 2003 Plan resulting in the termination of 49 personnel and the closure of 9 offices.  We incurred restructuring charges of $2.9 million related to these cost reduction actions.  Additionally, we incurred other charges of $5.9 million to terminate the employment contract of our former chief executive officer.

See Note 3, Restructuring and Other Charges, in the accompanying condensed consolidated financial statements for additional information.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenue, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring and other charges). All material intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been eliminated from our segment information below.

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes and discontinued operations for the periods indicated are as follows (dollar amounts in thousands):

	Three Months Ended
	April 3, 2005		March 26, 2004
		% of Total		% of Total
Revenue:
Staffing Services	$402,082	79.5%	$374,099	80.1%
Professional Services	103,459	20.5%	93,113	19.9%
Total	$505,541	100.0%	$467,212	100.0%

		% of Revenues		% of Revenues
Gross Profit:
Staffing Services	$73,419	18.3%	$71,454	19.1%
Professional Services	31,706	30.6%	27,433	29.5%
Total	$105,125	20.8%	$98,887	21.2%
Segment Operating Profit:
Staffing Services	$3,371	0.8%	$6,714	1.8%
Professional Services	3,524	3.4%	2,278	2.4%
Total	6,895	1.4%	8,992	1.9%
Unallocated corporate costs	(3,551)		(5,673)
Amortization expense	(118)		(177)
Interest expense	(799)		(1,443)
Interest income	859		1,018
Restructuring and other charges	(1,772)		(8,884)
Earnings (loss) from continuing operations before income taxes and discontinued operations	$1,514		$(6,167)

Segment Operating Results

Staffing Services

Information on the Staffing Services operating segment’s skill sets and service lines for the periods indicated are as follows (dollar amounts in thousands):

	Three Months Ended
	April 3, 2005		March 26, 2004
		% of Total		% of Total
Revenue by Skill:
Clerical	$259,619	64.6%	$246,616	65.9%
Light Industrial	142,463	35.4%	127,483	34.1%
Segment Revenue	$402,082	100.0%	$374,099	100.0%

Revenue by Service:
Temporary Staffing	$332,903	82.8%	$285,711	76.4%
Managed Services	65,035	16.2%	84,672	22.6%
Permanent Placement	4,144	1.0%	3,716	1.0%
Segment Revenue	$402,082	100.0%	$374,099	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	16.1%		15.1%
Managed Services	24.0%		29.2%
Permanent Placement	100.0%		100.0%
Total Staffing Services	18.3%		19.1%

Three Months Ended April 3, 2005 Compared with March 26, 2004

Revenue - Staffing Services revenue increased 7.5% to $402.1 million in 2005 from $374.1 million in the prior year.  Revenue growth was primarily concentrated in our small and mid-sized customer base, which has been an area of emphasis.  Revenue from the largest 250 customer accounts were relatively unchanged from the prior year.

•                  By skill - Clerical revenue increased 5.3% during the first quarter of 2005 compared with prior year.  Increases in clerical temporary staffing revenue were partially offset by a decrease in managed services revenue as discussed below.  Light industrial revenue increased 11.8% over the prior year, particularly in the retail and distribution area.

•                  By service – Temporary staffing revenue increased 16.5% during the first quarter of 2005 compared with the same prior year period due to increased demand and successful sales and marketing efforts; increases were experienced in our branch, licensee and franchise operations.  Managed services revenue decreased due to several large projects in the prior year including a large outplacement project. Permanent placement remained relatively unchanged from the prior year.

Gross Profit – Staffing Services gross profit increased 2.8% to $73.4 million from $71.5 million in the prior year. The overall gross profit margin was 18.3% in 2005 compared with 19.1% in the prior year, a decrease of approximately 80 basis points. The 80 basis point decrease is comprised of lower managed services margins (180 basis points), due to both decreased volume and pricing, which was partially offset by an increase in temporary staffing gross profit margin (100 basis points).  This 100 basis point increase was due to lower workers’ compensation costs (100 basis points) and increases in our pay/bill spreads (20 basis points), which was partially offset by higher payroll taxes and insurance costs (20 basis points).

Segment Operating Profit – Staffing Services segment operating profit was $3.4 million compared with $6.7 million in the prior year.  The decrease from prior year was due to higher operating expenses of $5.2 million partially offset by the increase in gross profit of $1.9 million described above. The increased operating expenses were primarily associated with the higher revenue base, and included higher salaries, temporary help, licensee commissions, employee benefits, advertising and meetings which was only partially offset by lower bonus and bad debt expenses. Operating expenses as a percentage of revenue increased slightly to 17.4% compared to 17.3% in the prior year.

Outlook —  During the first quarter of 2005, a customer notified us that it will not renew certain of its managed services contracts as a result of its efforts to globally consolidate its managed services and temporary staffing suppliers and reduce costs.  These contracts represented approximately $75 million in annual revenue in 2004.  These contracts fully transitioned to the new supplier at the start of the second quarter of 2005.  Factoring in the loss of this customer contract, second quarter revenue is expected to be approximately flat with the first quarter of 2005.  Restructuring actions undertaken in the first quarter should lower certain operating expenses to better align with the related revenues.

Professional Services

Information on the Professional Services operating segment’s skill sets and service lines for the periods indicated are as follows (dollar amounts in thousands):

	Three Months Ended
	April 3, 2005		March 26, 2004
		% of Total		% of Total
Revenue by Skill:
Information Technology	$65,593	63.4%	$63,720	68.4%
Finance & Accounting	24,209	23.4%	19,844	21.3%
Other	13,657	13.2%	9,549	10.3%
Segment Revenue	$103,459	100.0%	$93,113	100.0%

Revenue by Service:
Temporary Staffing	$93,140	90.0%	$84,541	90.8%
Permanent Placement	10,319	10.0%	8,572	9.2%
Segment Revenue	$103,459	100.0%	$93,113	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	23.0%		22.3%
Permanent Placement	100.0%		100.0%
Total Professional Services	30.6%		29.5%

Three Months Ended April 3, 2005 Compared with March 26, 2004

Revenue – Professional Services revenue increased 11.1% to $103.5 million in 2005 from $93.1 million in the prior year as demand continued to increase due to economic growth. Revenue increased due in part to continued investments in hiring of additional recruiters, increasing our recruiter headcount by 14% from the third quarter of 2004.

•                  By Skill - Information technology increased 2.9% from the prior year quarter but at a slower growth rate than recent quarters due in part to a slower pace of new project starts since the beginning of the year.  Finance and accounting increased 22.0% largely due to continued strong demand, which was at least partially related to increased regulatory reporting requirements. Revenue from other skills increased primarily due to increased demand for temporary staffing in the engineering, human resources and sales and marketing sectors.

•                  By service - Temporary staffing increased primarily due to continued demands for finance and accounting personnel at least partially related to increased regulatory and reporting requirements. Permanent placement revenue increased 20.4% to meet demand for an increased focus on IT and higher demand for employees in finance and accounting.

Gross Profit – Professional Services gross profit increased 15.6% to $31.7 million in the first quarter of 2005 from $27.4 million in the same prior year period. The overall gross profit margin was 30.6% in the first quarter of 2005 compared with 29.5% in 2004. This 110 basis point increase in gross profit margin is primarily due to a shift in business towards permanent placement business (60 basis points) and lower employee benefit costs (140 basis points), which has been partially offset by lower pay/bill spreads (90 basis points).

Segment Operating Profit – Professional Services segment operating profit was $3.5 million compared with $2.3 million in the prior year. The increase in operating profit from the prior year was due to the increase in gross profits of $4.3 million as described above, partially offset by an increase in operating expenses of $3.1 million. Operating expenses as a percentage of revenues increased to 27.2% compared with 27.0% in the prior year. The increase in operating expenses is primarily due to higher commissions (due to increased revenue) and higher bad debt expense.

Outlook – Within the technology skill set, revenue for the first quarter of 2005 was higher than the first quarter of 2004 but 7.0% lower than the preceding quarter.  Growth for the remainder of 2005 will largely depend upon project related work in this skill set.  Within the finance and accounting skill sets, the strong growth that was experienced in 2004 continued in the first quarter of 2005, due to the regulatory environment and general positive economic trends. These trends are expected to continue at least for the short term.  Management continues to invest in additional recruiters and sales personnel, but may slow this effort if demand shows signs of weakening.

Unallocated corporate costs

Unallocated corporate costs decreased $2.1 million to $3.6 million in the first quarter of 2005 compared to $5.7 million in the first quarter of 2004 primarily due to cost eliminations associated with the completion of our enterprise-wide information system during fiscal 2004 and decreases in general corporate overhead of $0.4 million.  As a percentage of consolidated revenues, these costs were 0.7% during 2005 compared to 1.2% in 2004.

Liquidity and Capital Resources

Cash Flows

As of April 3, 2005, we had total cash resources available of $7.7 million (an increase of $2.5 million from December 31, 2004).  Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows (in thousands):

	Three Months Ended
	April 3, 2005	March 26, 2004
Cash Provided By (Used In):
Operating activities	$20,294	$2,438
Investing activities	2,525	(122)
Financing activities	(20,269)	768
Effect of exchange rates	(7)	45
Net increase in cash and cash equivalents	$2,543	$3,129

Operating cash flows

Operating cash flows for the first quarter of 2005 of $20.3 million are primarily due to cash provided by working capital of $13.6 million, or more specifically, cash provided from the collection of accounts receivable as we reduced DSO by three days to 57 days from 60 days at December.  This was partially offset by a use of cash to reduce accounts payable and other accrued expenses.

Operating cash flows for the first quarter of 2004 of $2.4 million are primarily comprised of the net operating loss of $8.1 million adjusted for non-cash expenses for restructuring and other charges of $10.2 million and depreciation and amortization of $8.5 million offset partially by a decrease in working capital of $10.0 million. Working capital for 2004 was primarily used to fund an increase in DSO of two days from 55 days at the end of 2003.  Partially offsetting this use of cash to fund accounts receivable were higher payables for state unemployment costs and higher accrued payroll.

Investing cash flows

Cash provided by investing activities in the first quarter of 2005 of $2.5 million is primarily related to insurance deposit reimbursements of $4.5 million from our insurance carrier for claim payments partially offset by capital expenditures of $1.2 million.

For the first quarter of 2004, cash used in investing activities of $0.1 million is primarily related to capital expenditures of $4.5 million offset by $5.1 million of insurance claim reimbursements from our insurance carrier. Capital expenditures during 2004 included the continuing investment in our enterprise-wide information system, which amounted to $1.7 million during the quarter, and systems infrastructure projects.

We expect full year capital expenditures for 2005 to be between $13 million and $15 million.

Financing cash flows

For the first quarter of 2005, cash used in financing activities of $20.3 million is primarily due to the repayment (net of borrowings) from the lines of credit and the repayment of notes payable of $20.7 million.

Financing cash flows for the first quarter of 2004 was $0.8 million and primarily is the result of proceeds from option exercises of $1.3 million and other changes being only partially offset by a $1.5 million repayment of a portion of the short-term note payable for software and related costs.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows, and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements. However, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit that is secured by substantially all of our domestic accounts receivable. This revolving line of credit provides availability of up to $250 million of on-balance sheet financing. This revolving line of credit expires in July 2009. As of April 3, 2005, there was $5.6 million outstanding under this revolving line of credit and our total availability was $183.3 million (calculated as eligible receivables of $223.5 million, less: amounts outstanding, letters of credit of $5.2 million and a one week payroll reserve of $29.4 million). We have the option to borrow under this revolving line of credit for a defined period of time (one, two, three or six months) or for an undefined period of time.  Interest is based upon the duration of the borrowing, the availability under the line and other notification conditions. As of April 3, 2005, the interest rate for amounts borrowed would have been approximately 4.89% (LIBOR plus a spread) or approximately 5.75% (prime plus a spread). We incurred interest charges under this revolving line of credit at an average interest rate approximating 5.18% during the first quarter of 2005.  We pay an unused line fee of 0.5% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum.

We have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This revolving line of credit provides up to 13 million Canadian dollars of on-balance sheet financing (approximately $10.7 million at current exchange rates). As of April 3, 2005, there was 8.8 million Canadian dollars (approximately $7.3 million at current exchange rates) outstanding under this revolving line of credit. As of April 3, 2005, the interest rate for amounts borrowed on this revolving line of credit approximated 5.25% (Canadian prime plus a spread). We incurred interest charges under this revolving line of credit at an average interest rate approximating 5.25% during the first quarter of 2005. A commitment fee of 0.5% is paid per annum based on the unused portion of the revolving line of credit. Spherion Corporation guarantees the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under this revolving line of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. At April 3, 2005, we were in compliance with the requirements of these covenants.

In October 2000, we issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC. The promissory note bears interest at the three month LIBOR rate (3.12% as of April 3, 2005 and 2.56% weighted average for the first quarter of 2005).

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

•                  Failure to meet certain covenant requirements under our revolving lines of credit could impact part or all of our availability to borrow under our revolving lines of credit.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of April 3, 2005, approximately $0.9 million of cash and cash equivalents was invested in investment grade money market funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

We are exposed to interest rate risk related to a portion of our debt.  Our outstanding variable-rate debt at April 3, 2005 and December 31, 2004 was $20.9 million and $40.1 million, respectively. Based on the outstanding balance, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.2 million and $0.4 million in 2005 and 2004, respectively, on an annual basis.

From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging are foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from outside sources. As of April 3, 2005, we had two outstanding forward contracts to sell € 0.2 million in January 2006 and 2007, and one outstanding forward contract to sell 4.8 million Australian dollars in September of 2005.  Each of these derivatives had a fair value or cost to unwind that is not material to our consolidated results of operations.

The fair values of all financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There has been no change in our internal control over financial reporting during the quarter ended April 3, 2005, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPHERION CORPORATION
(Registrant)

DATE—May 11, 2005	BY	/s/ Mark W. Smith
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