Form 10-Q
period 2005-07-03
SPHERION CORP
filed 2005-08-09
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding on July 31, 2005 was 60,793,197.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	July 3,	June 25,
	2005	2004
Revenue	$476,818	$485,937
Cost of services	371,979	380,977
Gross profit	104,839	104,960
Selling, general and administrative expenses	101,030	97,259
Interest expense	652	1,641
Interest income	(966)	(1,169)
Restructuring charges	(168)	(29)
	100,548	97,702

Earnings from continuing operations before income taxes and discontinued operations	4,291	7,258
Income tax expense	(1,545)	(3,056)

Earnings from continuing operations before discontinued operations	2,746	4,202

Discontinued operations:
Loss from discontinued operations before income taxes	(1,027)	(3,718)
Income tax benefit	36	2,320
Loss from discontinued operations	(991)	(1,398)

Net earnings	$1,755	$2,804

Earnings (loss) per share-Basic:
Earnings from continuing operations before discontinued operations	$0.04	$0.07
Loss from discontinued operations	(0.02)	(0.02)
	$0.03	$0.05

Earnings (loss) per share-Diluted:
Earnings from continuing operations before discontinued operations	$0.04	$0.07
Loss from discontinued operations	(0.02)	(0.02)
	$0.03	$0.05

Weighted average shares used in computation of earnings (loss) per share:
Basic	61,802	60,894
Diluted	62,104	62,316

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Six Months Ended
	July 3,	June 25,
	2005	2004
Revenue	$982,359	$953,149
Cost of services	772,395	749,302
Gross profit	209,964	203,847
Selling, general and administrative expenses	202,929	193,004
Interest expense	1,451	3,084
Interest income	(1,825)	(2,187)
Restructuring and other charges	1,604	8,855
	204,159	202,756

Earnings from continuing operations before income taxes and discontinued operations	5,805	1,091
Income tax expense	(2,090)	(1,060)

Earnings from continuing operations before discontinued operations	3,715	31

Discontinued operations:
Loss from discontinued operations before income taxes	(3,792)	(10,143)
Income tax benefit	604	4,784
Loss from discontinued operations	(3,188)	(5,359)

Net earnings (loss)	$527	$(5,328)

Earnings (loss) per share-Basic:
Earnings from continuing operations before discontinued operations	$0.06	$—
Loss from discontinued operations	(0.05)	(0.09)
	$0.01	$(0.09)

Earnings (loss) per share-Diluted:
Earnings from continuing operations before discontinued operations	$0.06	$—
Loss from discontinued operations	(0.05)	(0.09)
	$0.01	$(0.09)

Weighted average shares used in computation of earnings (loss) per share:
Basic	61,665	60,715
Diluted	62,053	61,737

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	July 3,	December 31,
Assets	2005	2004
Current Assets:
Cash and cash equivalents	$31,429	$5,154
Receivables, less allowance for doubtful accounts of $5,771 and $7,077	281,734	352,606
Deferred tax asset	11,514	19,263
Income tax receivable	3,694	12,363
Insurance deposit	24,915	26,436
Other current assets	19,710	18,885
Assets of discontinued operations	4,903	4,772
Total current assets	377,899	439,479
Goodwill	48,922	48,757
Property and equipment, net of accumulated depreciation of $112,997 and $104,111	90,761	97,683
Deferred tax asset	157,872	149,436
Insurance deposit	62,134	66,482
Other assets	25,182	28,429
	$762,770	$830,266
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$79,780	$108,308
Accrued salaries, wages and payroll taxes	64,228	62,956
Revolving lines of credit	—	32,131
Accrued insurance reserves	32,297	34,135
Accrued income taxes	57,407	57,765
Current portion of long-term debt and other short-term borrowings	10,759	12,398
Accrued restructuring	1,784	2,420
Other current liabilities	8,427	8,050
Liabilities of discontinued operations	1,748	1,488
Total current liabilities	256,430	319,651
Long-term debt, net of current portion	4,608	4,766
Accrued insurance reserves	29,531	28,879
Deferred compensation and other long-term liabilities	28,325	32,678
Total liabilities	318,894	385,974
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 4,292,197 and 4,238,678 shares, respectively	(38,364)	(40,430)
Additional paid-in capital	845,514	847,806
Accumulated deficit	(366,244)	(366,771)
Accumulated other comprehensive income	2,317	3,034
Total stockholders’ equity	443,876	444,292
	$762,770	$830,266

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Six Months Ended
	July 3, 2005	June 25, 2004
Cash Flows from Operating Activities:
Net earnings (loss)	$527	$(5,328)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Discontinued operations loss on disposal, net of income tax benefit	470	3,087
Depreciation and amortization	11,118	15,655
Deferred income tax benefit	(687)	(2,687)
Restructuring and other charges	1,604	10,969
Other non-cash charges	962	2,464
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	70,731	(31,346)
Other assets	(374)	4,408
Income tax receivable	8,775	14,979
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(34,067)	10,266
Accrued restructuring	(2,446)	(5,130)
Net Cash Provided by Operating Activities	56,613	17,337

Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations, net of cash sold	—	1,964
Acquisitions and earn-out payments, net of cash acquired	(887)	(213)
Capital expenditures, net	(3,997)	(7,977)
Insurance deposit	7,867	10,970
Other	3,527	(2,997)
Net Cash Provided by Investing Activities	6,510	1,747

Cash Flows from Financing Activities:
Debt repayments, net	(3,813)	(3,757)
Repurchase of convertible subordinated notes	—	(195)
Net (repayments) borrowings from revolving lines of credit	(32,085)	7,522
Proceeds from exercise of employee stock options	3,057	4,551
Purchase of treasury stock and other, net	(4,002)	(427)
Net Cash (Used in) Provided by Financing Activities	(36,843)	7,694
Effect of exchange rates on cash and cash equivalents	(5)	33
Net increase in cash and cash equivalents	26,275	26,811
Cash and cash equivalents, beginning of period	5,154	21,248

Cash and cash equivalents, end of period	$31,429	$48,059

Supplemental Cash Flow Information:
Non-cash activities:
Short-term notes payable for purchase of software and maintenance	$714	$823

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

The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three and six months ended July 3, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending January 1, 2006.

Effective in the first quarter of 2005, Spherion changed its fiscal year end by two days from 52 or 53 weeks ending on the last Friday in December to 52 or 53 weeks ending on the last Sunday in December.  This change will better conform Spherion’s reporting periods to its normal weekly business cycle.  This change did not have a material impact on Spherion’s quarterly results of operations, cash flows or financial position nor will it have an impact on annual results of operations, cash flows or financial position. During 2005, in order to achieve a 52-week year, the fiscal year end will be January 1, 2006.  All fiscal years after 2005 will end on the last Sunday in December. Spherion’s second quarter ended on Sunday, July 3, 2005.

The accompanying condensed consolidated financial statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities it is required to consolidate.  All material intercompany transactions and balances have been eliminated.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R will require that the cost resulting from all share-based payment transactions be recognized in the financial statements. The standard also will require that entities apply a fair-value-based measurement method to account for share-based payment transactions with employees (excluding equity instruments held by employee share ownership plans). SFAS No. 123R is effective for Spherion for fiscal year 2006. Spherion is evaluating the impact of the new standard, and although Spherion has not completed its analysis, management anticipates the quarterly and annual expenses recorded in future periods would not differ materially from the amounts previously disclosed in Quarterly Reports on Form 10-Q or in Annual Reports on Form 10-K.

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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the three and six months ended July 3, 2005 and June 25, 2004, if Spherion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 25, 2004	July 3, 2005	June 25, 2004

Net earnings (loss), as reported	$1,755	$2,804	$527	$(5,328)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(365)	(871)	(871)	(1,943)

Pro forma net earnings (loss)	$1,390	$1,933	$(344)	$(7,271)

Earnings (loss) per share:

Basic—as reported	$0.03	$0.05	$0.01	$(0.09)

Basic—pro forma	$0.02	$0.03	$(0.01)	$(0.12)

Diluted—as reported	$0.03	$0.05	$0.01	$(0.09)

Diluted—pro forma	$0.02	$0.03	$(0.01)	$(0.12)

          The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and fair value. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 25, 2004	July 3, 2005	June 25, 2004

Expected life (in years)	3.2	3.3	3.3	3.3
Interest rate	3.81%	2.68%	3.60%	2.64%
Volatility	51.00%	56.00%	52.00%	56.00%
Expected dividends	—	—	—	—
Weighted average per share fair value	$2.70	$4.10	$3.14	$4.05

3. Discontinued Operations

During 2004, Spherion assessed the profitability of its operations and made decisions to exit five of its business units. Spherion sold its court reporting business and its staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands during 2004. The remaining business unit, the call center outsourcing business, is comprised of four call centers, and Spherion is actively seeking purchasers for these call centers. These business units’ operating results are included in discontinued operations in the accompanying condensed consolidated statements of operations (through the dates of their disposition, as applicable).

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

     As part of the sale of Spherion’s operations in The Netherlands, Spherion indemnified the purchaser for certain liabilities including a potential employment related liability to The Netherlands government. This potential liability is backed by a bank guarantee in the amount of €3.4 million (approximately $4.2 million at current exchange rates). The Netherlands government has asserted that Spherion did not obtain necessary documentation from or properly withhold wages from certain employees in The Netherlands. Spherion has tentatively agreed upon a settlement of approximately €0.7 million (approximately $0.8 million at current exchange rates) and has reserves of $0.8 million as of July 3, 2005 for the resolution of this matter.

The major classes of assets and liabilities for the call center outsourcing business as of July 3, 2005 are as follows (in thousands):

Receivables, net	$4,543
Prepaids and other current assets	360
Total assets of discontinued operations	$4,903

Account payable, other accrued expenses and liabilities	$1,748
Total liabilities of discontinued operations	$1,748

Revenue and pre-tax losses of these business units included within loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended July 3, 2005 and June 25, 2004 are as follows (in thousands):

	Three Months Ended
	July 3, 2005			June 25, 2004
	Professional Services	Staffing Services	Total	Professional Services	Staffing Services	Total

Revenue	$—	$6,433	$6,433	$73,385	$10,355	$83,740
Pre-tax earnings (loss) from operations	$205	$(1,213)	$(1,008)	$(952)	$(1,620)	$(2,572)
Pre-tax loss on disposal	(8)	(11)	(19)	(1,146)	—	(1,146)
Income tax (expense) benefit	(53)	89	36	1,690	630	2,320
Net earnings (loss) from discontinued operations	$144	$(1,135)	$(991)	$(408)	$(990)	$(1,398)

	Six Months Ended
	July 3, 2005			June 25, 2004
	Professional Services	Staffing Services	Total	Professional Services	Staffing Services	Total

Revenue	$—	$12,733	$12,733	$151,381	$21,695	$173,076
Pre-tax loss from operations	$(507)	$(2,779)	$(3,286)	$(5,715)	$(1,340)	$(7,055)
Pre-tax loss on disposal	(496)	(10)	(506)	(3,088)	—	(3,088)
Income tax benefit	235	369	604	4,239	545	4,784
Net loss from discontinued operations	$(768)	$(2,420)	$(3,188)	$(4,564)	$(795)	$(5,359)

4. Comprehensive Income (Loss)

The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 25, 2004	July 3, 2005	June 25, 2004
Net earnings (loss)	$1,755	$2,804	$527	$(5,328)

Other comprehensive loss:
Foreign currency translation adjustments arising during the period	(494)	(1,581)	(717)	(1,072)
Reclassification adjustment for foreign currency translation relating to the sale of The Netherlands Staffing	—	—	—	(455)
Total other comprehensive loss	(494)	(1,581)	(717)	(1,527)

Total comprehensive income (loss)	$1,261	$1,223	$(190)	$(6,855)

5. Segment Information

Spherion has two operating segments: Staffing Services and Professional Services.  Spherion evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring and other charges). All material intercompany revenue and expenses have been eliminated. Additionally, amounts related to discontinued operations have been removed from the segment information below and are presented as discontinued operations in the condensed consolidated statements of operations.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 25, 2004	July 3, 2005	June 25, 2004
Revenue:
Staffing Services	$362,384	$383,588	$764,466	$757,687
Professional Services	114,434	102,349	217,893	195,462

Total	$476,818	$485,937	$982,359	$953,149

Gross Profit:
Staffing Services	$67,375	$71,834	$140,794	$143,288
Professional Services	37,464	33,126	69,170	60,559

Total	$104,839	$104,960	$209,964	$203,847

Segment Operating Profit:
Staffing Services	$2,412	$5,723	$5,783	$12,437
Professional Services	5,438	7,736	8,962	10,014

Total	7,850	13,459	14,745	22,451

Unallocated corporate costs	(3,937)	(5,635)	(7,488)	(11,308)
Amortization expense	(104)	(123)	(222)	(300)
Interest expense	(652)	(1,641)	(1,451)	(3,084)
Interest income	966	1,169	1,825	2,187
Restructuring and other charges	168	29	(1,604)	(8,855)
Earnings from continuing operations before income taxes	$4,291	$7,258	$5,805	$1,091

6. Earnings Per Share

Basic earnings per share are computed by dividing Spherion’s earnings by the weighted average number of shares outstanding during the period.

When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings from continuing operations plus after-tax interest on the convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible subordinated notes is determined by applying the “if converted” method.

The following table reconciles the numerator (earnings from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended
	July 3, 2005			June 25, 2004
	Earnings from Continuing Operations	Shares	Per Share Amount	Earnings from Continuing Operations	Shares	Per Share Amount

Basic EPS	$2,746	61,802	$0.04	$4,202	60,894	$0.07

Effect of dilutive securities:
Stock options and other Dilutive securities	—	302		—	1,022
Convertible notes	—	—		14	400
Diluted EPS	$2,746	62,104	$0.04	$4,216	62,316	$0.07

	Six Months Ended
	July 3, 2005			June 25, 2004
	Earnings from Continuing Operations	Shares	Per Share Amount	Earnings from Continuing Operations	Shares	Per Share Amount

Basic EPS	$3,715	61,665	$0.06	$31	60,715	$—

Effect of dilutive securities:
Stock options and other Dilutive securities	—	388		—	1,022
Diluted EPS	$3,715	62,053	$0.06	$31	61,737	$—

For the three and six months ended July 3, 2005 and June 25, 2004, outstanding employee stock options of 4.6 million and 3.0 million and 4.4 million and 3.1 million, respectively, have been excluded from the computation of diluted earnings per share as the exercise price exceeds the market price. For the three and six months ended July 3, 2005 and June 25, 2004, 0.4 million and 3.3 million and 0.4 million and 3.7 million, respectively, of convertible securities are also excluded from the computation as they are anti-dilutive.

7. Stockholders’ Equity

On May 24, 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock.  Share repurchases will be made from time to time in open-market transactions or in privately negotiated transactions. The repurchase program does not require Spherion to acquire any specific number of shares and may be terminated at any time.

During the quarter ended July 3, 2005, Spherion purchased 0.7 million shares as treasury stock for approximately $4.2 million.  The shares were redeemed at an average price of $6.37 per share.

8.  Restructuring and Other Charges

Restructuring Charges

During the first quarter of 2005, Spherion incurred restructuring charges of $1.9 million for severance related costs for the elimination of 94 positions following the previously announced termination of a customer contract and other changes within the managed services portion of the Staffing Services operating segment. Spherion also identified accruals of $0.1 million that were unnecessary primarily as the result of resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income. During the second quarter of 2005, Spherion restructuring charges of $0.2 million were for severance related costs for the elimination of seven additional positions. Spherion identified additional accruals of $0.1 million that were unnecessary primarily as the result of resolution of uncertainties related to sublease income exposure and these amounts were reversed to income. Charges for the six months ended July 3, 2005 included $1.7 million relating to the Staffing Services operating segment, $0.4 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs.

During the first quarter of 2004, Spherion implemented cost reduction actions pursuant to a restructuring plan adopted in 2003 (the “2003 Plan”) totaling $2.9 million. This resulted in the termination of 49 personnel and the closure of nine offices.  These charges consisted of severance charges of $1.7 million and facility closure expenses and charges for asset write-offs for property previously vacated of $1.2 million. Charges relating to the Staffing Services and Professional Services operating segments amounted to $0.4 million and $1.5 million, respectively. The remainder of the charge related to corporate initiatives directed at lowering back office personnel costs. Additional expense of $0.3 million was recorded during the second quarter of 2004 relating to the accrual of severance expense for employees with extended termination dates and additional facility closure expenses and asset write-offs for property previously vacated as a result of the 2003 Plan. Charges for the six months ended June 25, 2004 included $0.5 million relating to the Staffing Services operating segment, $1.5 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs.

Other Charges

During the second quarter of 2005, Spherion identified $0.3 million of other charges recorded in the prior year for facility closures that were unneeded and reversed these charges to income.

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

An analysis of the plans along with amounts remaining to be distributed under restructuring plans initiated in prior years is as follows (in thousands):

	Facility Closures	Severance	Total

Balance at December 31, 2004	$2,329	$91	$2,420
First quarter plan charges	—	1,874	1,874
Utilized during the first quarter of 2005	(187)	(442)	(629)
Foreign currency changes and other	(15)	—	(15)
Reversal of over accrual	(44)	(58)	(102)
Balance at April 3, 2005	2,083	1,465	3,548
Second quarter plan charges	8	189	197
Utilized during the second quarter of 2005	(378)	(1,433)	(1,811)
Foreign currency changes and other	(76)	—	(76)
Reversal of over accrual	(37)	(37)	(74)
Balance at July 3, 2005	$1,600	$184	$1,784

As of July 3, 2005, the remaining accruals for facility closures of $1.6 million relate to lease payments on 11 closed locations that will be paid out through 2013 (net of applicable sublease income). Severance for employees with retention periods that extend past 60 days are accrued ratably over the retention period.

9. Goodwill and Other Intangibles

The change in the carrying amount of goodwill for the six-month period ending July 3, 2005 is as follows (in thousands):

	Staffing Services	Professional Services	Total

Balance at December 31, 2004	$39,944	$8,813	$48,757
Foreign currency changes	(854)	—	(854)
Goodwill additions	1,019	—	1,019

Balance at July 3, 2005	$40,109	$8,813	$48,922

Goodwill additions during the six-month period ending July 3, 2005 relate to the repurchase of Spherion licensed operations during the first and second quarters of 2005.

Other intangible assets, which are amortized and are included in other long-term assets, are primarily comprised of trade names, trademarks, non-compete and employment agreements and amounted to $1.8 million and $2.0 million, less accumulated amortization of $1.4 million as of July 3, 2005 and December 31, 2004. Amortization of trade names and other intangibles amounted to $0.1 million for both the three months ended July 3, 2005 and June 25, 2004, and $0.2 million and $0.3 million for the six months ended July 3, 2005 and June 25, 2004, respectively. Annual amortization expense of other intangible assets is expected to be $0.1 million for fiscal year 2006 and less than $55,000 for each of the fiscal years ended 2007 through 2010. The remaining weighted average life of other intangible assets is approximately 2 years.

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

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against Spherion in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, related to the divestiture of Interim HealthCare (the “Healthcare Divestiture”) in 1997 and sought damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties also sought damages against Spherion in an action in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture. Spherion’s motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they sought in excess of $25 million in damages. The parties filed post-trial briefs and oral argument was held in July 2004. The Court issued its opinion in February 2005. The opinion provides that Spherion does not have to pay damages on any of the claims, except for one breach of contract claim for which the damages awarded to the plaintiffs total approximately $1.1 million plus pre-and post-judgment interest and attorneys’ fees. After the parties stipulated to the amount of pre-judgment interest and attorneys’ fees, the judge entered an order of judgment in June 2005 directing Spherion to pay a total of approximately $1.7 million, which amount was tendered by Spherion to the plaintiffs in July 2005.  In June 2005, the plaintiffs filed a notice of appeal.  The schedule for filing briefs on the appeal extends through September 2005.  Spherion’s reserves related to this case as of July 3, 2005 were approximately $1.9 million.  After payment of the judgment in July 2005, remaining reserves now total approximately $0.2 million. Spherion does not have insurance coverage for these claims. Spherion believes the resolution of this matter will not have a material impact on its consolidated financial position, liquidity or results of operations above the amounts it has reserved.

On December 13, 2004, and as amended on January 13, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion Corporation in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion Corporation, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK), fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by Spherion. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion

Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as an agent of Spherion. Spherion intends to vigorously defend this matter. Although this claim is in the preliminary stages, Spherion has accrued $0.1 million as its estimate of the minimum cost to resolve this matter. Spherion does not have insurance coverage for this claim.

In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion’s tax refund for its 2002 filing year was increased by approximately $60 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves as of July 3, 2005 in the amount of $57.4 million, with respect to any tax liabilities that may arise in relation to these transactions or any other potential tax liabilities should its position be successfully challenged by tax authorities. An unfavorable settlement or adverse resolution could result in the repayment of a portion of the refund received plus interest.

Several states are examining Spherion’s prior year unemployment tax rates. Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state. In the states where the rate is currently being examined and challenged, the claims raised by the states approximate $3.6 million plus potential interest and penalties. As of July 3, 2005, Spherion had $2.1 million accrued as its best estimate of losses it expects to incur as a result of these challenges. It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges.

     Spherion’s former Australian subsidiary entered into research and development syndicates formed in Australia during the early 1990s prior to its acquisition by Spherion. These syndicates were formed to create new technologies, typically software, and allowed the investment member of the syndicates to obtain accelerated tax deductions and credits and Spherion’s former Australian subsidiary provided the investment member with certain tax indemnifications. In November 2004 and December 2004, Spherion was notified that the Australian tax authorities were examining two of these syndicates beginning in 1993. Spherion has engaged counsel in Australia to review the issues raised by the Australia Tax Office, and is awaiting the results of this review. The total amount of the tax credits and tax benefits taken by the investment members were approximately $10 million. Management is unable at this time to assess the probability of loss, if any, and consequently has not recorded a reserve for this matter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  It includes the following sections:

•      Executive Summary

•      Operating Results

•      Liquidity and Capital Resources

•      Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic initiatives during the second quarter of 2005 was as follows:

•      Grow revenue at or above the industry average.  Overall, revenue decreased 1.9% during the second quarter from the prior year, reflecting the previously announced loss of a large managed services account at the beginning of the second quarter. Revenue within our targeted service lines of temporary staffing and permanent placement increased 5.3% and 22.6%, respectively. Additionally, revenues from small and mid-sized customers, a target growth area, increased over 15%. Total temporary staffing services grew at 5.3%, which was slightly slower than the Bureau of Labor Statistics estimated 6.3% increase in the number of temporary employees compared with the prior year.

•      Gross profit margin expansion. Overall, gross profit margin was 22.0%. Gross profit margin within the targeted temporary staffing service line increased 0.7% compared with the prior year. This was the result of pricing increases and lower employee benefit costs. Overall gross profit margin increased in the Professional Services segment compared with the prior year reflecting a higher mix of permanent placement revenue partially offset by a decrease in temporary staffing margins. Total permanent placement revenue was 3.7% of our total second quarter revenue, an increase of 80 basis points from the same prior year period.

•      Operational effectiveness. We were able to reduce Days Sales Outstanding (DSO, a measure of how quickly we collect receivables), by five days to 55 days from 60 days at the end of 2004.

•      Financial discipline. We generated $36.3 million of positive cash flow from operations during the second quarter and eliminated all revolving debt.

Operating Results

Consolidated Operating Results

Three Months Ended July 3, 2005 Compared With June 25, 2004

•      Revenue in 2005 was $476.8 million, a decrease of 1.9% from the prior year.  The decrease was primarily due to lower managed services revenue due to the loss of an account at the start of the second quarter of 2005 and lower outplacement revenues.  Demand for permanent placement services, particularly within Professional Services, remained strong.  Total temporary staffing services grew at 5.3%, which was slightly slower than the Bureau of Labor Statistics estimated 6.3% increase in the number of temporary employees compared with the prior year.

•      Gross profits in 2005 were $104.8 million, essentially unchanged from the prior year.  Gross profit margin increased to 22.0% in 2005 to compared with 21.6% in 2004. Increased pricing with temporary staffing customers in staffing services and a shift in mix to higher margin permanent placement services were partially offset by lower managed services revenue. Also, slightly lower unemployment costs and employee benefit costs positively impacted gross profits.

•      Selling, general and administrative expenses were $101.0 million, an increase of 3.9% from the prior year. As a percentage of revenues these costs increased due to higher recruiter costs and higher advertising and meetings expense.

•      Continuing operations resulted in earnings of $0.04 per share for the three months ended July 3, 2005 compared with $0.07 in the prior year.  Discontinued operations resulted in a loss of $1.0 million for the three months ended July 3, 2005 compared with a loss of $1.4 million in the prior year.

•      DSO was 55 days at July 3, 2005 in comparison with 57 days at June 25, 2004.

Six Months Ended July 3, 2005 Compared With June 25, 2004

•      Revenue in 2005 was $982.4 million, an increase of 3.1% from the prior year.  This was a slower growth rate than in the prior quarter and was primarily due to the loss of a large managed services account at the start of the second quarter and lower outplacement revenues. Total temporary staffing revenue grew at 10.0% which was higher than the Bureau of Labor Statistics estimated 7.4% increase in the number of temporary employees compared with the prior year. Demand for permanent placement services, particularly within Professional Services, remained strong.

•      Gross profits in 2005 were $210.0 million, an increase of 3.0% from the prior year primarily due to revenue growth.  Gross profit margin was flat at 21.4% in both periods.   There was a shift in mix to higher margin permanent placement services in both segments combined with higher temporary staffing pricing in Staffing Services offset by lower managed services and reduced Professional Services temporary staffing pricing.

•      Selling, general and administrative expenses were $202.9 million, an increase of 5.1% from the prior year due primarily to revenue growth.  As a percentage of revenues, these costs increased due to higher recruiter costs and higher advertising and meetings expense.

•      Continuing operations resulted in earnings of $0.06 per share for the six months ended July 3, 2005 compared with break-even operations in the prior year.  Discontinued operations resulted in a loss of $3.2 million for the six months ended July 3, 2005 compared with a loss of $5.4 million in the prior year.

Discontinued Operations

During 2004, we assessed the profitability of our operations and made decisions to exit five business units. We sold our court reporting business and staffing operations in the United Kingdom, Asia/Pacific region and The Netherlands during 2004. The remaining business unit, the call center outsourcing business, is comprised of four call centers, and we are actively seeking purchasers for these call centers. These business units’ operating results are included in discontinued operations in the accompanying condensed consolidated statements of operations (through the dates of their disposition, as applicable).

For the three months ended July 3, 2005 and June 25, 2004, discontinued operations through the dates of their disposition, as applicable, had revenues of $6.4 million and $83.7 million, respectively, and had operating losses before income taxes of $1.0 million and $2.6 million, respectively. For the six months ended July 3, 2005 and June 25, 2004, discontinued operations through the dates of their disposition, as applicable, had revenues of $12.7 million and $173.1 million, respectively, and had operating losses before income taxes of $3.3 million and $7.1 million, respectively.

See Note 3, Discontinued Operations, in the accompanying notes to the condensed consolidated financial statements for additional information.

Restructuring and Other Charges

During the first quarter of 2005, we incurred restructuring charges of $1.9 million for severance related costs for the elimination of 94 positions following the previously announced termination of a customer contract and other changes within the managed services portion of our Staffing Services operating segment. We also identified accruals of $0.1 million that were unnecessary primarily as the result of resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income. During the second quarter of 2005, we incurred restructuring charges of $0.2 million for severance related costs for the elimination of seven additional positions. Additional accruals of $0.1 million were identified as unnecessary and these amounts were reversed to income. Charges for the six months ended July 3, 2005 included $1.7 million relating to the Staffing Services operating segment, $0.4 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs.

During the second quarter of 2005, we identified $0.3 million of other charges recorded in the prior year for facility closures that were unneeded and reversed these charges to income.

During the first quarter of 2004, we implemented additional cost reduction actions pursuant to a restructuring plan adopted in 2003 (the “2003 Plan”) resulting in the termination of 49 personnel and the closure of nine offices.  We incurred restructuring charges of $2.9 million related to these cost reduction actions.  Additional expense of $0.3 million was recorded during the second quarter of 2004 relating to the accrual of severance expense for employees with extended termination dates and additional facility closure expenses and asset write-offs. Charges for the six months ended June 25, 2004 included $0.5 million relating to the Staffing Services operating segment, $1.5 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs.

Additionally, during the first quarter of 2004, we incurred other charges of $5.9 million to terminate the employment contract of our former chief executive officer. This included approximately $0.8 million of non-cash charges related to stock-based compensation. In the second quarter of 2004, we reversed $0.3 million of this charge as a result of a decision to accelerate the timing of the payout, for a pre-agreed discount, as provided for in the employment contract.

See Note 8, Restructuring and Other Charges, in the accompanying notes to the condensed consolidated financial statements for additional information.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenue, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring and other charges). All material intercompany revenue and expenses have been eliminated. Amounts related to discontinued operations have been eliminated from our segment information below.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes for the periods indicated are as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2005		June 25, 2004		July 3, 2005		June 25, 2004
		% of Total		% of Total		% of Total		% of Total
Revenue:
Staffing Services	$362,384	76.0%	$383,588	78.9%	$764,466	77.8%	$757,687	79.5%
Professional Services	114,434	24.0%	102,349	21.1%	217,893	22.2%	195,462	20.5%
Total	$476,818	100.0%	$485,937	100.0%	$982,359	100.0%	$953,149	100.0%

		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Gross Profit:
Staffing Services	$67,375	18.6%	$71,834	18.7%	$140,794	18.4%	$143,288	18.9%
Professional Services	37,464	32.7%	33,126	32.4%	69,170	31.7%	60,559	31.0%
Total	$104,839	22.0%	$104,960	21.6%	$209,964	21.4%	$203,847	21.4%

Segment Operating Profit:
Staffing Services	$2,412	0.7%	$5,723	1.5%	$5,783	0.8%	$12,437	1.6%
Professional Services	5,438	4.8%	7,736	7.6%	8,962	4.1%	10,014	5.1%
Total	7,850	1.6%	13,459	2.8%	14,745	1.5%	22,451	2.4%
Unallocated corporate costs	(3,937)		(5,635)		(7,488)		(11,308)
Amortization expense	(104)		(123)		(222)		(300)
Interest expense	(652)		(1,641)		(1,451)		(3,084)
Interest income	966		1,169		1,825		2,187
Restructuring and other charges	168		29		(1,604)		(8,855)
Earnings from continuing operations before income taxes	$4,291		$7,258		$5,805		$1,091

Segment Operating Results

Staffing Services

           Information on the Staffing Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2005		June 25, 2004		July 3, 2005		June 25, 2004
		% of Total		% of Total		% of Total		% of Total
Revenue by Skill*:
Clerical	$220,277	60.8%	$241,834	63.0%	$479,896	62.8%	$488,450	64.5%
Light Industrial	142,107	39.2%	141,754	37.0%	284,570	37.2%	269,237	35.5%
Segment Revenue	$362,384	100.0%	$383,588	100.0%	$764,466	100.0%	$757,687	100.0%

Revenue by Service:
Temporary Staffing	$316,090	87.2%	$304,395	79.3%	$648,993	84.9%	$590,106	77.9%
Managed Services*	42,326	11.7%	75,464	19.7%	107,361	14.0%	160,136	21.1%
Permanent Placement	3,968	1.1%	3,729	1.0%	8,112	1.1%	7,445	1.0%
Segment Revenue	$362,384	100.0%	$383,588	100.0%	$764,466	100.0%	$757,687	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	16.6%		15.9%		16.4%		15.5%
Managed Services	25.8%		26.3%		24.8%		27.8%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	18.6%		18.7%		18.4%		18.9%

* Managed services revenue and revenue by skill for 2004 have not been adjusted for the movement of certain technology managed services contracts during the three months ended July 3, 2005 from Staffing Services to Professional Services.

Three Months Ended July 3, 2005 Compared with June 25, 2004

Revenue - Staffing Services revenue decreased 5.5% to $362.4 million in 2005 from $383.6 million in the prior year.  The overall revenue decrease was primarily due to the loss of a large managed service contract at the start of the second quarter of 2005 and lower revenue from outsourced employment hiring and lower outplacement revenues.  The Bureau of Labor Statistics has reported slowing job growth during the second quarter in comparison with the previous 12 months, particularly in the manufacturing area.  We also exited selected accounts that would not accept pricing increases.

•      By skill — Clerical revenue decreased 8.9% and light industrial revenue increased 0.2% from prior year levels.  The decrease in clerical revenues was due to lower managed services revenue as discussed below. Staffing revenue in the light industrial skill set was about the same as in the prior year, but had a slower growth rate than experienced during 2004.

•      By service — Temporary staffing revenue increased 3.8% during the second quarter compared with the same prior year period due to the addition of small to medium sized businesses due to successful marketing programs. Managed services revenue decreased 43.9% from prior year levels due to the contract loss, several large projects in the prior year and the movement of approximately $4.0 million in revenue for locally based technology managed services contracts from this segment to our Professional Services segment. Permanent placement increased 6.4% compared with the prior year due to the addition of recruiters.

Gross Profit — Gross profit decreased 6.2% to $67.4 million from $71.8 million in the prior year.  The overall gross profit margin was 18.6% in 2005 compared with 18.7% in the prior year, a decrease of 10 basis points.  The decrease in the gross profit margin is primarily due to a shift in product mix away from managed services business (80 basis points), which was partially offset by pricing increases and improved pay/bill spreads (50 basis points) and lower employee benefit and insurance costs (20 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $2.4 million compared with $5.7 million in the prior year.  The decrease from prior year was due to the decrease in gross profits of $4.4 million, which was partially offset by lower operating expenses of $1.1 million.  The decreased operating expenses were primarily related to the headcount reductions associated with the first quarter restructuring charge, partially offset by increased licensee commission related to higher licensee revenue. Operating expenses as a percentage of revenue increased to 17.9% compared to 17.2% in the prior year due to volume decreases.

Six Months Ended July 3, 2005 Compared with June 25, 2004

Revenue - Staffing Services revenue increased 0.9% to $764.5 million in 2005 from $757.7 million in the prior year.   Revenue increases in the first quarter of 2005 were more than offset by the loss of a managed service customer, lower outsourced employment hiring and outplacement revenues and a general weakening in employment markets in the second quarter of 2005.

•      By skill — Clerical revenue decreased 1.8% and light industrial revenue increased 5.7% from prior year levels.  The decrease in clerical revenues was due to decreases in managed services as discussed below.  Staffing revenue in the light industrial skill set increased primarily in the first quarter as we were able to grow with small to medium sized customers.

•      By service — Temporary staffing revenue increased 10.0% compared with the prior year due to the addition of small to medium sized customers from successful marketing programs.  Managed services revenue decreased 33.0% from prior year levels due to the contract loss, several large projects in the prior year and the movement of approximately $4.0 million in revenue for locally based technology services contracts from this segment to our Professional Services segment.  Permanent placement revenues increased 9.0% over the prior year due to the addition of recruiters.

Gross Profit — Gross profits decreased 1.7% to $140.8 million from $143.3 million in the prior year. The overall gross profit margin was 18.4% in 2005 compared with 18.9% in the prior year, or a decrease of 50 basis points.  The decrease in the gross profit margin is due to a shift in product mix away from the managed services business (150 basis points), which was partially offset by lower employee benefit and insurance costs (70 basis points) and pricing increases and improved pay/bill spreads (30 basis points).

     Segment Operating Profit — Staffing Services segment operating profit was $5.8 million compared with $12.4 million in the prior year.  The decrease from prior year was due to higher operating expenses of $4.1 million and lower gross profits of $2.5 million described above.  Increased operating expenses were primarily associated with higher salaries and wages, licensee commissions and higher advertising and meetings expense. Partially offsetting this was lower bad debt expense and bonus expense. Operating expenses within Staffing Services were reduced sequentially in the second quarter by $5.1 million.  Operating expenses as a percentage of revenue increased to 17.7% compared with 17.3% in the prior year due to volume decreases.

     Outlook — Revenue decreased in the second quarter of 2005 and offset much of the revenue growth experienced in the first quarter.  This was due to the aforementioned customer loss combined with slower overall industry growth.  During the third quarter of 2005, Spherion expects to see moderate sequential revenue growth driven by temporary staffing services to small and medium sized businesses.

Professional Services

Information on the Professional Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2005		June 25, 2004		July 3, 2005		June 25, 2004
		% of Total		% of Total		% of Total		% of Total
Revenue by Skill*:
Information Technology	$73,009	63.8%	$67,552	66.0%	$138,602	63.6%	$131,272	67.2%
Finance & Accounting	26,320	23.0%	23,716	23.2%	50,529	23.2%	43,560	22.2%
Other	15,105	13.2%	11,081	10.8%	28,762	13.2%	20,630	10.6%
Segment Revenue	$114,434	100.0%	$102,349	100.0%	$217,893	100.0%	$195,462	100.0%

Revenue by Service:
Temporary Staffing*	$100,993	88.3%	$91,880	89.8%	$194,133	89.1%	$176,421	90.3%
Permanent Placement	13,441	11.7%	10,469	10.2%	23,760	10.9%	19,041	9.7%
Segment Revenue	$114,434	100.0%	$102,349	100.0%	$217,893	100.0%	$195,462	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	23.8%		24.7%		23.4%		23.5%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	32.7%		32.4%		31.7%		31.0%

* Temporary staffing revenue and revenue by skill for 2004 have not been adjusted for the movement of certain technology managed services contracts during the three months ended July 3, 2005 from Staffing Services to Professional Services.

Three Months Ended July 3, 2005 Compared with June 25, 2004

Revenue - Professional Services revenue increased 11.8% to $114.4 million in 2005 from $102.3 million in the prior year as demand continued to increase due to economic growth.  The rate of growth in temporary staffing was about the same during the second quarter as in the first quarter.  Revenue also increased due in part to continued investments in hiring of additional recruiters, increasing our recruiter headcount by 20% from the second quarter of 2004.

•      By skill — Information technology increased 8.1% from the prior year due to a $1.9 million increase in permanent placement revenue as our IT permanent placement business begins to be established.  In addition, IT revenue increased approximately $4.0 million due to the movement of certain locally based technology services contracts to the Professional Services segment from the Staffing Services segment.  Finance and accounting increased 11.0% largely due to continued strong demand, which was at least partially related to increased regulatory reporting requirements. Revenue from other skills increased primarily due to increased demand for temporary staffing in the engineering, human resources and sales and marketing sectors.

•      By service — Temporary staffing increased primarily due to continued demand for finance and accounting personnel partially related to increased regulatory and reporting requirements. In addition, temporary staffing increased approximately $4.0 million due to the movement of certain locally based technology services contracts from the Staffing Services segment.  Permanent placement revenue increased 28.4% to meet demand for an increased focus on IT and higher demand for employees in financing and accounting and the increase in recruiter headcount.

Gross Profit - Professional Services gross profit increased 13.1% to $37.5 million in the second quarter from $33.1 million in the same prior year period. The overall gross profit margin was 32.7% in the second quarter of 2005 compared with 32.4% in the second quarter of 2004. This 30 basis point increase in gross profit margin is primarily due to a shift in business towards permanent placement business (110 basis points) and lower employee benefit costs and payroll taxes (120 basis points), which has been partially offset by lower pricing (200 basis points) primarily with our largest accounts, which have lower margins.

                Segment Operating Profit - Professional Services segment operating profit was $5.4 million compared with $7.7 million in the prior year. The decrease in operating profit from the prior year was due to the increase in gross profits of $4.4 million as described above which was more than offset by an increase in operating expenses of $6.7 million. Operating expenses as a percentage of revenues increased to 28.0% compared with 24.8% in the prior year. The increase in operating expenses is primarily due to higher commissions and employee costs due to the growth in personnel and increased revenue, as well as higher advertising costs for job boards.  Bad debt costs are also higher than in the prior year.

Six Months Ended July 3, 2005 Compared with June 25, 2004

Revenue - Professional Services revenue increased 11.5% to $217.9 million in 2005 from $195.5 million in the prior year as demand continued to increase due to economic growth.  Revenue increased due in part to continued investments in hiring of additional recruiters.

•      By skill — Information technology increased 5.6% from the prior year, with most of the increase due to increased permanent placement services which were $2.8 million higher in 2005 and the movement in 2005 of approximately $4.0 million of locally based technology services contracts from the Staffing Services segment. Finance and accounting increased 16.0% largely due to continued strong demand, which was partially related to increased regulatory reporting requirements. Revenue from other skills increased primarily due to increased demand for temporary staffing in the engineering, human resources and sales and marketing sectors.

•      By service — Temporary staffing increased primarily due to continued demand for finance and accounting and IT personnel. Permanent placement revenue increased 24.8% to meet demand for an increased focus on IT and higher demand for employees in finance and accounting and the increase in recruiter headcount.

     Gross Profit - Professional Services gross profit increased 14.2% to $69.2 million in the second quarter of 2005 from $60.6 million in the same prior year period. The overall gross profit margin was 31.7% in the second quarter of 2005 compared with 31.0% in 2004. This 70 basis point increase in gross profit margin is primarily due to a shift in business towards permanent placement business (90 basis points) and lower employee benefit and paid time off costs (120 basis points), which has been partially offset by lower pay/bill spreads (140 basis points) as we have increased the amount of professional services that we provide to some of our largest customers.

     Segment Operating Profit - Professional Services segment operating profit was $9.0 million compared with $10.0 million in the prior year. The decrease in operating profit from the prior year was due to the increase in gross profits of $8.6 million as described above, offset by an increase in operating expenses of $9.6 million. Operating expenses as a percentage of revenues increased to 27.6% compared with 25.9% in the prior year. The increase in operating expenses is primarily due to higher commissions and employee costs due to growth in personnel and increased revenue and higher bad debt expense.

Outlook - Within the technology skill-set, revenue for the second quarter of 2005 was higher than the second quarter of 2004 and also higher than the preceding quarter. Growth for the second half of 2005 will largely depend upon project related work in these skill sets. Within the finance and accounting skill sets, the strong growth that was experienced in 2004 continued in the first and second quarters of 2005, partly due to regulatory environment, including regulatory reporting compliance work, as well as general economic recovery. This trend is expected to continue at least for the short term. We continue to invest in additional recruiters and headcount but may slow this effort if demand shows signs of weakening or if the productivity of the new recruiters does not meet expectations.

Unallocated corporate costs

                Three months ended July 3, 2005 - Unallocated corporate costs decreased $1.7 million to $3.9 million in 2005 compared with $5.6 million in 2004. Unallocated corporate costs decreased in 2005 primarily due to cost eliminations associated with the completion of our enterprise-wide information system during 2004. Unallocated corporate costs in 2004 include the recovery of amounts owed under a purchase agreement for $1.4 million. As a percentage of consolidated revenue, these costs were 0.8% during 2005 compared with 1.2% in 2004.

                Six months ended July 3, 2005  — Unallocated corporate costs decreased $3.8 million to $7.5 million during the first six months of 2005 compared with $11.3 million in the same period of 2004. Unallocated corporate costs decreased primarily due to cost eliminations associated with the completion of our enterprise-wide information system during 2004. Unallocated corporate costs in 2004 include the recovery of amounts owed under a purchase agreement for $1.4 million. As a percentage of consolidated revenue, these costs were 0.8% during 2005 compared with 1.2% in 2004.

Liquidity and Capital Resources

                Cash Flows

As of July 3, 2005, we had total cash resources available of $31.4 million (an increase of $26.3 million from December 31, 2004). Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows (in thousands):

	Six Months Ended
	July 3, 2005	June 25, 2004
Cash Provided By (Used In):
Operating activities	$56,613	$17,337
Investing activities	6,510	1,747
Financing activities	(36,843)	7,694
Effect of exchange rates	(5)	33
Net increase in cash and cash equivalents	$26,275	$26,811

Operating cash flows

     Operating cash flows for the six months ended July 3, 2005 of $56.6 million are primarily due to cash provided by working capital of $42.6 million as a result of the collection of accounts receivable as we reduced DSO by five days to 55 days from 60 days at December 31, 2004 and the receipt of an income tax refund of $7.5 million and net proceeds from the termination of company-owned life insurance policies of $2.9 million.  This was partially offset by the use of cash to reduce accounts payable and other accrued expenses.

     Operating cash flows for the six months ended June 25, 2004 of $17.3 million are primarily due to the receipt of a federal income tax refund of $13.2 million, higher payables for state unemployment taxes and higher accrued payroll due to growth in the business.  Partially offsetting this was a use of cash to fund accounts receivable which increased due to growth in the business and an increase in DSO of two days to 57 days from 55 days at December 26, 2003.

Investing cash flows

     Cash provided by investing activities for the six months ended July 3, 2005 of $6.5 million is primarily related to reimbursements of $7.9 million from our insurance carrier for claim payments partially offset by capital expenditures of $4.0 million.

     Cash provided by investing activities for the six months ended June 25, 2004 of $1.7 million is primarily related to reimbursements of $11.0 million from our insurance carrier offset by capital expenditures of $8.0 million. Capital expenditures included $4.0 million for the continuing investment in our enterprise-wide information system.

Financing cash flows

     Financing cash used for the six months ended July 3, 2005 of $36.8 million is primarily due to the repayment of borrowings from the lines of credit and notes payable of $35.9 million and the repurchase of common stock of $4.2 million.

     Financing cash flows for the six months ended June 25, 2004 of $7.7 million was primarily the result of net borrowings from our Canadian line of credit of $7.5 million and proceeds from stock option exercises of $4.6 million, partially offset by a $3.8 million repayment of a portion of the short-term notes payable for software and related costs.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows, and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements. However, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit that is secured by substantially all of our domestic accounts receivable. In July 2005, Spherion amended its U.S. dollar revolving line of credit to increase the availability at Spherion’s option to $300.0 million, extending the term to 2010 and reducing related fees. As of July 3, 2005, there were no borrowings outstanding under this revolving line of credit and our total availability was $174.9 million (calculated as eligible receivables of $210.0 million, less: amounts outstanding, letters of credit of $4.9 million and a one week payroll reserve of $30.2 million). We have the option to borrow under this revolving line of credit for a defined period of time (one, two, three or six months) or for an undefined period of time.  Interest is based upon the duration of the borrowing, the availability under the line and other notification conditions. As of July 3, 2005, the interest rate for amounts borrowed would have been approximately 5.23% (LIBOR plus a spread) or approximately 6.25% (prime plus a spread). We incurred interest charges under this revolving line of credit at an average interest rate approximating 5.80% during the second quarter of 2005 and an average interest rate for the six month ending July 3, 2005 approximating 5.23%.  We pay an unused line fee of 0.5% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum.

We have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This revolving line of credit provides up to 13 million Canadian dollars of on-balance sheet financing (approximately $10.5 million at current exchange rates). As of July 3, 2005, there were no borrowings outstanding under this revolving line of credit. As of July 3, 2005, the interest rate for amounts borrowed on this revolving line of credit would have approximated 5.25% (Canadian prime plus a spread). We incurred interest charges under this revolving line of credit at an average interest rate approximating 5.25% during the second quarter of 2005 and for the six months ending July 3, 2005. A commitment fee of 0.5% is paid per annum based on the unused portion of the revolving line of credit. Spherion Corporation guarantees the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. At July 3, 2005, we were in compliance with the requirements of these covenants.

In October 2000, we issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC. The promissory notes bear interest at the three-month LIBOR rate (3.53% as of July 3, 2005 and 3.12% weighted average for the second quarter of 2005). These notes will be paid off during the third quarter of 2005.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

Forward-Looking Statements — Safe Harbor

In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Forward-Looking Statements—Safe Harbor section. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below.

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

•      Our contracts contain termination provisions and pricing risks that could decrease our revenue, profitability and cash flow.

•      Regulatory challenges to our tax filing positions could result in additional taxes.

•      We may not achieve the intended effects of our business strategy.

•      We are a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations.

•      We are subject to business risks associated with international operations in Canada, which could make our international operations significantly more costly.

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

     There has been no change in our internal control over financial reporting during the quarter ended July 3, 2005, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against us in the Delaware Court of Chancery. Their complaint, filed on June 26, 2001 and amended on July 24, 2001, related to the divestiture of Interim HealthCare (the “Healthcare Divestiture”) in 1997 and sought damages of approximately $10 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24 million, or rescission of the contract. The same parties also sought damages against us in an action in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture. Our motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003. In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they sought in excess of $25 million in damages. The parties filed post-trial briefs and oral argument was held in July 2004. The Court issued its opinion in February 2005. The opinion provides that we do not have to pay damages on any of the claims, except for one breach of contract claim for which the damages awarded to the plaintiffs total approximately $1.1 million plus pre-and post-judgment interest and attorneys’ fees. After the parties stipulated to the amount of pre-judgment interest and attorneys’ fees, the judge entered an order of judgment in June 2005 directing us to pay a total of approximately $1.7 million, which amount was tendered by Spherion to the plaintiffs in July 2005.  In June 2005, the plaintiffs filed a notice of appeal.  The schedule for filing briefs on the appeal extends through September 2005.  Spherion’s reserves related to this case as of July 3, 2005 were approximately $1.9 million.  After payment of the judgment in July 2005, remaining reserves now total approximately $0.2 million. Spherion does not have insurance coverage for these claims. Spherion believes the resolution of this matter will not have a material impact on its consolidated financial position, liquidity or results of operations above the amounts it has reserved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 4, 2005 through May 1, 2005	—	$—	—	—
May 2, 2005 through May 29, 2005	2,000	5.51	2,000	5,998,000
May 30, 2005 through July 3, 2005	653,900	6.38	653,900	5,344,100
	655,900	$6.37	655,900	5,344,100

(a)   The program was announced on May 24, 2005.

(b)   The repurchase program approved by the Board of Directors is for six million shares.

(c)   There is no expiration date on the repurchase program.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Stockholders was held on May 17, 2005.

(b) The Annual Meeting involved the re-election of Class I director Roy G. Krause, Class II director Anne Szostak and Class III directors James J. Forese, J. Ian Morrison and A. Michael Victory. In addition, the term of the following directors continued after the Annual Meeting: William F. Evans, Steven S. Elbaum and David R. Parker.

(c) At the Annual Meeting, stockholders voted on the following matters:

(1) The election of director Roy G. Krause to continue in office as a Class I director for a one-year term expiring on the date of the Annual Meeting in the year 2006; the election of Anne Szostak as a Class II director for a two-year term expiring on the date of the Annual Meeting in the year 2007; and the election of James J. Forese, J. Ian

Morrison and A. Michael Victory as Class III directors for a three-year term expiring on the date of the Annual Meeting in the year 2008.

	Votes For:	Votes Withheld:
Roy G. Krause	55,718,505	1,768,737
Anne Szostak	55,774,995	1,712,247
James J. Forese	56,290,202	1,197,040
J. Ian Morrison	54,698,451	2,788,791
A. Michael Victory	55,562,166	1,925,076

(2) A proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2005 fiscal year.

Votes For:	Votes Against:	Abstentions:
56,173,545	1,171,853	141,844

(d)   Not applicable.

Item 6.  Exhibits

(a)   Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
10.19*	Spherion Corporation Outside Directors’ Compensation Plan, effective July 1, 2005, filed as Exhibit 10.19 attached hereto.

10.75

Fourth Amendment to Credit Agreement dated as of July 29, 2005, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory thereto and Bank of America, N.A., as agent for the Lenders, filed as exhibit 99.1 pursuant to Spherion’s Report on Form 8-K/A filed August 3, 2005, is incorporated herein by reference.

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

*This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

DATE—August 9, 2005	BY	/s/ Mark W. Smith
Mark W. Smith
Senior Vice President
and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

Exhibit Index

Exhibit	Document

10.19*	Spherion Corporation Outside Directors’ Compensation Plan, effective July 1, 2005, filed as Exhibit 10.19 attached hereto.

10.75

Fourth Amendment to Credit Agreement dated as of July 29, 2005, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory thereto and Bank of America, N.A., as agent for the Lenders, filed as exhibit 99.1 pursuant to Spherion’s Report on Form 8-K/A filed August 3, 2005, is incorporated herein by reference.

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

*This Exhibit is a management contract or compensatory plan or arrangement.