Form 10-Q
period 2005-10-02
SPHERION CORP
filed 2005-11-10
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding on October 28, 2005 was 59,643,223.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	October 2,	September 24,
	2005	2004
Revenues	$492,405	$507,728
Cost of services	382,148	401,877
Gross profit	110,257	105,851
Selling, general and administrative expenses	100,963	100,455
Interest expense	1,077	1,475
Interest income	(1,203)	(807)
Restructuring and other charges	159	(238)
Other loss	—	841
	100,996	101,726

Earnings from continuing operations before income taxes and discontinued operations	9,261	4,125
Income tax expense	(2,863)	(1,732)

Earnings from continuing operations before discontinued operations	6,398	2,393

Discontinued operations:
Loss from discontinued operations before income taxes	(1,133)	(3,032)
Income tax (expense) benefit	(105)	30,382
(Loss) earnings from discontinued operations	(1,238)	27,350

Net earnings	$5,160	$29,743

Earnings (loss) per share-Basic:
Earnings from continuing operations before discontinued operations	$0.11	$0.04
(Loss) earnings from discontinued operations	(0.02)	0.45
	$0.08	$0.49
Earnings (loss) per share-Diluted:
Earnings from continuing operations before discontinued operations	$0.10	$0.04
(Loss) earnings from discontinued operations	(0.02)	0.44
	$0.08	$0.48
Weighted average shares used in computation of earnings (loss) per share:
Basic	60,723	61,311
Diluted	61,147	62,178

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, amounts in thousands, except per share amounts)

	Nine Months Ended
	October 2,	September 24,
	2005	2004
Revenues	$1,474,764	$1,460,877
Cost of services	1,154,543	1,151,179
Gross profit	320,221	309,698
Selling, general and administrative expenses	303,892	293,459
Interest expense	2,528	4,559
Interest income	(3,028)	(2,994)
Restructuring and other charges	1,763	8,617
Other loss	—	841
	305,155	304,482

Earnings from continuing operations before income taxes and discontinued operations	15,066	5,216
Income tax expense	(4,953)	(2,792)

Earnings from continuing operations before discontinued operations	10,113	2,424

Discontinued operations:
Loss from discontinued operations before income taxes	(4,925)	(13,175)
Income tax benefit	499	35,166
(Loss) earnings from discontinued operations	(4,426)	21,991

Net earnings	$5,687	$24,415

Earnings (loss) per share-Basic:
Earnings from continuing operations before discontinued operations	$0.16	$0.04
(Loss) earnings from discontinued operations	(0.07)	0.36
	$0.09	$0.40

Earnings (loss) per share-Diluted:
Earnings from continuing operations before discontinued operations	$0.16	$0.04
(Loss) earnings from discontinued operations	(0.07)	0.36
	$0.09	$0.40

Weighted average shares used in computation of earnings (loss) per share:
Basic	61,353	60,914
Diluted	61,753	61,781

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	October 2,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$27,932	$5,154
Receivables, less allowance for doubtful accounts of $5,703 and $7,077	290,747	352,606
Deferred tax asset	10,203	19,263
Income tax receivable	2,135	12,363
Insurance deposit	24,850	26,436
Other current assets	17,904	18,885
Assets of discontinued operations	2,939	4,772
Total current assets	376,710	439,479
Goodwill	49,981	48,757
Property and equipment, net of accumulated depreciation of $118,032 and $104,111	87,802	97,683
Deferred tax asset	157,136	149,436
Insurance deposit	56,374	66,482
Intangibles and other assets	22,258	28,429
	$750,261	$830,266
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$79,832	$108,308
Accrued salaries, wages and payroll taxes	68,807	62,956
Revolving lines of credit	—	32,131
Accrued insurance reserves	30,527	34,135
Accrued income tax payable	57,211	57,765
Current portion of long-term debt and other short-term borrowings	2,326	12,398
Accrued restructuring	1,520	2,420
Other current liabilities	10,398	8,050
Liabilities of discontinued operations	272	1,488
Total current liabilities	250,893	319,651
Long-term debt, net of current portion	4,143	4,766
Accrued insurance reserves	29,143	28,879
Deferred compensation and other long-term liabilities	24,255	32,678
Total liabilities	308,434	385,974
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 5,465,690 and 4,238,678 shares, respectively	(46,993)	(40,430)
Additional paid-in capital	845,436	847,806
Accumulated deficit	(361,084)	(366,771)
Accumulated other comprehensive income	3,815	3,034
Total stockholders’ equity	441,827	444,292
	$750,261	$830,266

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Nine Months Ended
	October 2,	September 24,
	2005	2004
Cash flows from operating activities:
Net earnings	$5,687	$24,415
Adjustments to reconcile net earnings to net cash from operating activities:
Discontinued operations (gain) loss on disposal, net of taxes	991	(27,508)
Loss on bond repurchase	—	841
Depreciation and amortization	16,608	22,798
Deferred income tax (benefit) expense	135	(3,021)
Restructuring and other charges	1,763	10,730
Other non-cash items	2,372	3,362
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	63,919	(60,082)
Other assets	576	4,506
Income tax receivable	10,527	13,084
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(40,725)	17,767
Accrued restructuring	(2,875)	(6,189)
Net cash provided by operating activities	58,978	703
Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,856	41,135
Acquisitions, net of cash acquired	(887)	(223)
Capital expenditures, net	(6,424)	(10,390)
Insurance reimbursements	15,335	350
Other	8,960	(1,228)
Net cash provided by investing activities	18,840	29,644
Cash flows from financing activities:
Debt repayments, net	(12,710)	(2,781)
Net borrowings (repayments) from lines of credit	(32,085)	46,262
Proceeds from exercise of employee stock options	3,168	4,990
Repurchase of convertible subordinated notes	—	(90,323)
Purchases of treasury stock and other, net	(13,368)	(670)
Net cash used in financing activities	(54,995)	(42,522)
Effect of exchange rates on cash and cash equivalents	(45)	169
Net increase (decrease) in cash and cash equivalents	22,778	(12,006)
Cash and cash equivalents, beginning of period	5,154	21,248

Cash and cash equivalents, end of period	$27,932	$9,242

Supplemental Cash Flow Information:
Non-cash activities:
Short-term notes payable for purchase of software and maintenance	$714	$823
Notes receivable from sale of discontinued operations	$120	$3,181
Capital lease obligation resulting from sale-leaseback transaction	$—	$6,425

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

The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented.  Results for the three and nine months ended October 2, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending January 1, 2006.

Effective in the first quarter of 2005, Spherion changed its fiscal year end by two days from 52 or 53 weeks ending on the last Friday in December to 52 or 53 weeks ending on the last Sunday in December.  This change will better conform Spherion’s reporting periods to its normal weekly business cycle.  This change did not have a material impact on Spherion’s quarterly results of operations, cash flows or financial position nor will it have an impact on annual results of operations, cash flows or financial position.  During 2005, in order to achieve a 52-week year, the fiscal year end will be January 1, 2006.  All fiscal years after 2005 will end on the last Sunday in December.  Spherion’s third quarter ended on Sunday, October 2, 2005.

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

The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended October 2, 2005 and September 24, 2004, if Spherion had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	September 24,	October 2,	September 24,
	2005	2004	2005	2004
Net earnings, as reported	$5,160	$29,743	$5,687	$24,415
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(581)	(699)	(1,452)	(2,642)
Pro forma net earnings	$4,579	$29,044	$4,235	$21,773
Earnings per share:
Basic—as reported	$0.08	$0.49	$0.09	$0.40
Basic—pro forma	$0.08	$0.47	$0.07	$0.36
Diluted—as reported	$0.08	$0.48	$0.09	$0.40
Diluted—pro forma	$0.07	$0.47	$0.07	$0.35

The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and fair value.  The following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	October 2,	September 24,	October 2,	September 24,
	2005	2004	2005	2004
Expected life (in years)	3.2	3.3	3.3	3.3
Interest rate	3.80%	2.83%	3.56%	2.71%
Volatility	48.00%	54.00%	52.00%	55.40%
Expected dividends	—	—	—	—
Weighted average per share fair value	$2.60	$2.94	$3.13	$3.65

3. Discontinued Operations

During 2004, Spherion assessed the profitability of its operations and made decisions to exit five of its business units.  Spherion sold its court reporting business and its staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands during 2004.  The remaining business unit, the call center outsourcing business, is comprised of four call centers, of which two were sold during the third quarter of 2005 and another one was sold in October 2005.  Spherion is actively seeking a purchaser for its fourth call center.  These business units’ operating results are included in discontinued operations in the accompanying condensed consolidated statements of earnings (through the dates of their disposition, as applicable).

During 2004, Spherion completed the disposition of its three foreign business units.  A tax benefit of $24.8 million was recorded in connection with the sale of its operations in the United Kingdom which is due to a higher tax basis than book basis on the sold assets.  The cash proceeds from the sale of the United Kingdom operations were net of a reserve set up for estimated adjustments as a result of a final working capital audit and its related costs.  Spherion is currently in the process of resolving the final working capital amounts through a contractual dispute resolution mechanism and additional claims through legal proceedings.  Spherion has a reserve of $2.3 million for this dispute.

Spherion’s operations in the Asia/Pacific region were sold in two separate transactions to two different purchasers.  Both sales transactions required working capital audits.  The audit with one purchaser was resolved, and as a result, Spherion recorded a charge of $0.5 million during the third quarter of 2005.  The buyer has notified Spherion during the third quarter of 2005 of additional potential claims under the warranties provided in that transaction.  The buyer must initiate legal proceedings by March 31, 2006 to pursue any warranty claim.  Issues related to the audit with the other purchaser are being litigated, and Spherion has established a reserve of $0.3 million for that dispute.

Spherion’s former Australian subsidiary entered into research and development syndicates formed in Australia during the early 1990s prior to its acquisition by Spherion.  These syndicates were formed to create new technologies, typically software, and allowed the investment member of the syndicates to obtain accelerated tax deductions and credits.  Spherion’s former Australian subsidiary provided the investment member with certain tax indemnifications.  In November 2004 and December 2004, Spherion was notified that the Australian Tax office was examining two of these syndicates.  Spherion has engaged counsel in Australia to review the issues raised by the Australian Tax office, and is awaiting the results of this review.  The total amount of the tax benefits taken by the investment members is approximately $9.2 million Australian dollars ($7.0 million at current exchange rates).  Management is unable at this time to assess the probability of loss, if any, and consequently has not recorded a reserve for this liability, if any, relating to the indemnification obligations of the Company.

As part of the sale of Spherion’s operations in The Netherlands, Spherion indemnified the purchaser for an employment related liability to The Netherlands government.  In August 2005, Spherion settled and paid $0.6 million for this liability, and has remaining reserves of $0.2 million as of October 2, 2005 for the resolution of this matter.

In connection with Spherion’s decision to sell its call center outsourcing business, a $6.2 million estimated loss on sale, net of tax, was recorded during the third quarter of 2004.  During the third quarter of 2005, Spherion recorded an additional loss of less than $0.1 million, net of tax, as the sales agreements for the three call centers sold were finalized, two of which were sold during the third quarter of 2005 and another one was sold in October 2005.  Gross cash proceeds, during the third quarter of 2005, from the sales of the two facilities was $1.8 million.

The major classes of assets and liabilities for the remaining two call centers outsourcing business as of October 2, 2005 are as follows (in thousands):

Receivables, net	$2,825
Prepaid and other assets	114
Total assets of discontinued operations	$2,939

Account payable, other accrued expenses and liabilities	$272
Total liabilities of discontinued operations	$272

Revenue and pre-tax gains and losses of these business units included within earnings and losses from discontinued operations in the accompanying condensed consolidated statements of earnings for the three and nine months ended October 2, 2005 and September 24, 2004 are as follows (in thousands):

	Three Months Ended
	October 2, 2005			September 24, 2004
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total

Revenue	$—	$5,260	$5,260	$22,790	$10,286	$33,076
Pre-tax loss from operations	$(212)	$(1,478)	$(1,690)	$(26)	$(1,013)	$(1,039)
Pre-tax gain (loss) on disposal	(480)	1,037	557	8,007	(10,000)	(1,993)
Income tax (expense) benefit	101	(206)	(105)	26,201	4,181	30,382
Net earnings (loss) from discontinued operations	$(591)	$(647)	$(1,238)	$34,182	$(6,832)	$27,350

	Nine Months Ended
	October 2, 2005			September 24, 2004
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total

Revenue	$—	$17,992	$17,992	$174,171	$31,981	$206,152
Pre-tax loss from operations	$(718)	$(4,258)	$(4,976)	$(5,742)	$(2,353)	$(8,095)
Pre-tax gain (loss) on disposal	(976)	1,027	51	4,920	(10,000)	(5,080)
Income tax benefit	336	163	499	30,441	4,725	35,166
Net earnings (loss) from discontinued operations	$(1,358)	$(3,068)	$(4,426)	$29,619	$(7,628)	$21,991

4. Comprehensive Income

The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 24,	October 2,	September 24,
	2005	2004	2005	2004
Net earnings	$5,160	$29,743	$5,687	$24,415

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	1,498	1,074	781	2
Reclassification adjustment for foreign currency translation relating to the sale of operations in the Netherlands, Asia/Pacific region and the United Kingdom	—	(13,307)	—	(13,762)
Total other comprehensive income (loss)	1,498	(12,233)	781	(13,760)

Total comprehensive income	$6,658	$17,510	$6,468	$10,655

5. Segment Information

Spherion has two operating segments: Staffing Services and Professional Services.  Spherion evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit.  Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring and other charges).  All material intercompany revenue and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the condensed consolidated statements of earnings.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 24,	October 2,	September 24,
	2005	2004	2005	2004

Revenues:
Staffing Services	$376,304	$404,016	$1,140,770	$1,161,703
Professional Services	116,101	103,712	333,994	299,174
Segment revenue	$492,405	$507,728	$1,474,764	$1,460,877

Gross profit:
Staffing Services	$73,296	$71,794	$214,090	$215,082
Professional Services	36,961	34,057	106,131	94,616
Segment gross profit	$110,257	$105,851	$320,221	$309,698

Segment operating profit:
Staffing Services	$7,794	$4,337	$13,577	$16,774
Professional Services	4,555	6,946	13,517	16,960
Segment operating profit	12,349	11,283	27,094	33,734

Unallocated corporate costs	(2,951)	(5,764)	(10,439)	(17,072)
Amortization of intangibles	(104)	(123)	(326)	(423)
Interest expense	(1,077)	(1,475)	(2,528)	(4,559)
Interest income	1,203	807	3,028	2,994
Restructuring and other charges	(159)	238	(1,763)	(8,617)
Other loss	—	(841)	—	(841)

Earnings from continuing operations before income taxes and discontinued operations	$9,261	$4,125	$15,066	$5,216

6. Earnings Per Share

Basic earnings per share are computed by dividing Spherion’s earnings by the weighted average number of shares outstanding during the period.

When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings from continuing operations plus after-tax interest on the convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible subordinated notes, restricted stock and deferred stock units.  The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible subordinated notes is determined by applying the “if converted” method.  The convertible subordinated notes were paid-off at the end of third quarter 2005.

The following table reconciles the numerator (earnings from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended
	October 2, 2005			September 24, 2004
	Earnings			Earnings
	from			from
	Continuing		Per Share	Continuing		Per Share
	Operations	Shares	Amount	Operations	Shares	Amount

Basic EPS	$6,398	60,723	$0.11	$2,393	61,311	$0.04

Effect of dilutive securities:
Stock options and other dilutive securities	—	424		—	867
Diluted EPS	$6,398	61,147	$0.10	$2,393	62,178	$0.04

	Nine Months Ended
	October 2, 2005			September 24, 2004
	Earnings			Earnings
	from			from
	Continuing		Per Share	Continuing		Per Share
	Operations	Shares	Amount	Operations	Shares	Amount

Basic EPS	$10,113	61,353	$0.16	$2,424	60,914	$0.04

Effect of dilutive securities:
Stock options and other dilutive securities	—	400		—	867
Diluted EPS	$10,113	61,753	$0.16	$2,424	61,781	$0.04

For the three and nine months ended October 2, 2005 and September 24, 2004, outstanding employee stock options of 3.8 million and 3.2 million and 4.5 million and 3.4 million, respectively, have been excluded from the computation of diluted earnings per share as the exercise price exceeds the market price.  For the three and nine months ended October 2, 2005 and September 24, 2004, shares of 0.4 million and 2.9 million and 0.4 million and 3.4 million, respectively, of convertible securities are also excluded from the computation as they are anti-dilutive.

7. Stockholders’ Equity

On May 24, 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock.  Share repurchases are being made from time to time in open-market transactions or in privately negotiated transactions.  The repurchase program does not require Spherion to acquire any specific number of shares and may be terminated at any time.

During the three months and nine months ended October 2, 2005, Spherion purchased 1.2 million shares for approximately $9.1 million, and 1.9 million shares for $13.3 million, respectively.  During the three and nine months ended October 2, 2005, the average price per share repurchased was $7.53 and $7.12, respectively.

8.  Restructuring and Other Charges

Restructuring Charges

During the three months and nine months ended October 2, 2005, Spherion incurred restructuring charges of $0.2 million and $2.2 million for severance related costs for the elimination of eleven and 112 positions, respectively.  The restructuring charges were primarily as a result of a previously announced termination of a customer contract and other changes within the managed services portion of the Staffing Services operating segment.  Charges for the nine months ended October 2, 2005 included $1.8 million relating to the Staffing Services operating segment, $0.4 million relating to the Professional Services operating segment, and the remainder of the charges related to corporate initiatives directed at lowering back office personnel costs.  These charges were offset by reversals of accruals of $0.2 million for the nine months ended October 2, 2005.  These charges were unnecessary primarily as the result of the resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income.

Other Charges

During the second quarter of 2005, Spherion identified $0.3 million of other charges recorded in the prior year for facility closures that were unnecessary and reversed these charges to income.

An analysis of the plans along with amounts remaining to be distributed under restructuring plans initiated in the current year and in prior years is as follows (in thousands):

	Facility
	Closures	Severance	Total

Balance at December 31, 2004	$2,329	$91	$2,420
First quarter plan charges	—	1,874	1,874
Utilized during the first quarter of 2005	(187)	(442)	(629)
Foreign currency changes and other	(15)	—	(15)
Reversal of over accrual	(44)	(58)	(102)
Balance at April 3, 2005	2,083	1,465	3,548

Second quarter plan charges	8	189	197
Utilized during the second quarter of 2005	(378)	(1,433)	(1,811)
Foreign currency changes and other	(76)	—	(76)
Reversal of over accrual	(37)	(37)	(74)
Balance at July 3, 2005	1,600	184	1,784

Third quarter plan charges	—	159	159
Utilized during the third quarter of 2005	(111)	(318)	(429)
Foreign currency changes and other	6	—	6
Balance at October 2, 2005	$1,495	$25	$1,520

As of October 2, 2005, the remaining accruals for facility closures of $1.5 million relate to lease payments on nine closed locations that will be paid out through 2013 (net of applicable sublease income).  Severance for employees with retention periods that extend past 60 days are accrued ratably over the retention period.

9. Goodwill and Other Intangibles

The change in the carrying amount of goodwill for the nine month period ending October 2, 2005 is as follows (in thousands):

	Staffing	Professional
	Services	Services	Total

Balance at December 31, 2004	$39,944	$8,813	$48,757
Foreign currency changes	627	—	627
Goodwill additions, net	597	—	597

Balance at October 2, 2005	$41,168	$8,813	$49,981

Goodwill additions, during the nine month period ending October 2, 2005 relate primarily to the repurchase of Spherion licensed operations during the first and second quarters of 2005.

Other intangible assets, which are amortized and are included in other long-term assets, are primarily comprised of trade names, trademarks, non-compete and employment agreements and amounted to $1.5 million and $2.0 million, less accumulated amortization of $1.2 million and $1.4 million as of October 2, 2005 and December 31, 2004, respectively.  Amortization of trade names and other intangibles amounted to $0.1 million for both the three months ended October 2, 2005 and September 24, 2004, and $0.3 million and $0.4 million for the nine months ended October 2, 2005 and September 24, 2004, respectively.  Annual amortization expense of other intangible assets is expected to be $0.1 million for fiscal year 2006 and immaterial amounts in the years thereafter.  The remaining weighted average life of other intangible assets is approximately two years.

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

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against Spherion in the Delaware Court of Chancery.  Their complaint, filed on June 26, 2001 and amended on July 24, 2001, related to the divestiture of Interim HealthCare (the “Healthcare Divestiture”) in 1997 and sought damages of approximately $10.0 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24.0 million, or rescission of the contract.  The same parties also sought damages against Spherion in an action in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture.  Spherion’s motion for summary judgment was granted for the reformation claim.  The cases went to trial in December 2003.  In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they sought in excess of $25.0 million in damages.  The parties filed post-trial briefs and oral argument was held in July 2004.  The Court issued its opinion in February 2005.  The opinion provides that Spherion does not have to pay damages on any of the claims, except for one breach of contract claim for which the damages awarded to the plaintiffs total approximately $1.1 million plus pre- and post-judgment interest and attorneys’ fees.  After the parties stipulated to the amount of pre-judgment interest and attorneys’ fees, the judge entered an order of judgment in June 2005 directing Spherion to pay a total of approximately $1.7 million, and in August 2005 this amount was paid by Spherion to the plaintiffs.  In June 2005, the plaintiffs filed a notice of appeal and oral argument was heard in the

Delaware Supreme Court on October 26, 2005.  On October 31, 2005, the Delaware Supreme Court issued its opinion affirming the trial court’s ruling in all respects.  Spherion’s reserves related to this case as of October 2, 2005 were approximately $0.2 million for payment of legal fees.

On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion Corporation in the U.S. District Court of the Southern District of New York.  Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion Corporation, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs.  Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK) fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by Spherion.  They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business.  They allege that in doing so, he was acting as an agent of Spherion.  Spherion intends to vigorously defend this matter.  Although this claim is in the preliminary stages, Spherion has a reserve of $0.1 million related to this matter.  Spherion does not have insurance coverage for this claim.

In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years.  As a result of these transactions, Spherion’s tax refund for its 2002 filing year was increased by approximately $60.0 million.  Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves as of October 2, 2005 in the amount of $57.2 million, with respect to any tax liabilities that may arise in relation to these transactions or any other potential tax liabilities should its position be successfully challenged by tax authorities.  An unfavorable settlement or adverse resolution could result in the repayment of a portion of the refund received plus interest.

Several states are examining Spherion’s prior year unemployment tax rates.  Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state.  In the states where the rate is currently being examined and challenged, the claims raised by the states approximate $3.6 million plus potential interest and penalties.  As of October 2, 2005, Spherion had $2.1 million accrued as its best estimate of losses it expects to incur as a result of these challenges.  It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges.

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

•                  Executive Summary

•                  Operating Results

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic initiatives during the third quarter of 2005 was as follows:

•                  Building our business through targeted growth.  Overall, revenue decreased 3.0% during the third quarter compared with the prior year.  Revenue growth from targeted customer segments and from core temporary staffing and permanent placement were more than offset by the loss of a large managed service contract earlier in 2005 and the deliberate reduction of certain temporary staffing business due to low pricing.  Revenue within our core service lines of temporary staffing and permanent placement increased 2.4% and 11.4%, respectively.  Revenues from small and mid-sized customers, targeted customer segments, increased 8.1%.

•                  Gross profit margin expansion.  Overall, gross profit margin was 22.4%, an increase of 160 basis points compared with the prior year.  Gross profit margin expansion is primarily due to pricing increases, lower employee benefit costs, particularly workers’ compensation, and a higher proportion of permanent placement revenue (3.5% of our third quarter revenue, an increase of 50 basis points from the same prior year period).

•                  Operational effectiveness.  DSO (Days Sales Outstanding, a measure of how quickly we collect receivables) was flat with the prior quarter at 55 days and down five days from the end of 2004 – well ahead of our goal of reducing DSO one day per quarter.

Operating Results

Consolidated Operating Results

Three Months Ended October 2, 2005 Compared with September 24, 2004

•                  Revenue in 2005 was $492.4 million, a decrease of 3.0% compared with the prior year.  The decrease was primarily due to lower managed services revenue due to the loss of an account at the start of the second quarter of 2005 and our decision to cease certain business due to low pricing.  Demand for permanent placement services, particularly within Professional Services, remained strong, with total year over year growth of 11.4%.  Total temporary staffing services grew at 2.4%, which was slower than the Bureau of Labor Statistics estimated 6.4% increase in the number of temporary employees compared with the prior year due in part to the previously noted decision to reduce certain low priced business.

•                  Gross profits in 2005 were $110.3 million, an increase of 4.2% from the prior year.  Gross profit margin increased to 22.4% in 2005 compared with 20.8% last year.  Higher temporary staffing pricing within Staffing Services, a shift in revenue mix toward permanent placement services and lower workers’ compensation costs positively impacted gross profit margins.  Workers’ compensation costs were reduced by $2.1 million due to improvements in prior year loss estimates.

•                  Selling, general and administrative expenses were $101.0 million, about flat with the prior year.

•                  Our effective tax rate from continuing operations for the quarter was 30.9% and was lower than the US Federal Statutory tax rate of 35% due primarily to the favorable resolution of several state income tax audits which allowed the reversal of tax accruals in the amount of $0.5 million.

•                  Earnings from continuing operations were $0.11 per share this year compared with $0.04 per share in the prior year.  Discontinued operations resulted in a loss of $0.02 per share this year compared with earnings of $0.45 per share in the prior year which included the recognition of a previously deferred tax benefit in the amount of $26.0 million.

Nine Months Ended October 2, 2005 Compared with September 24, 2004

•                  Revenue in 2005 was $1,474.8 million, an increase of 1.0% compared with the prior year.  Temporary staffing revenue grew 7.3% which was slightly higher than the Bureau of Labor Statistics estimated 7.0% increase in the number of temporary employees compared with the prior year.  Demand for permanent placement services, particularly within Professional Services, remained strong with total year over year growth of 17.0%.  The loss of the large managed services contract at the start of the second quarter of 2005 had the impact of moderating overall year over year comparisons.

•                  Gross profits in 2005 were $320.2 million, an increase of 3.4% from the prior year.  Gross profit margin increased to 21.7% in 2005 compared with 21.2% last year.  Higher temporary staffing pricing within Staffing Services, a shift in revenue mix toward permanent placement services and lower workers’ compensation costs positively impacted gross profit margins.  Workers’ compensation costs were reduced by $5.3 million due to improvements in prior year loss estimates.

•                  Selling, general and administrative expenses were $303.9 million, an increase of 3.6% from the prior year.  As a percentage of revenues, these costs increased due to higher recruiter costs in the Professional Services segment and higher advertising and meetings expense.

•                  Our effective tax rate from continuing operations was 32.9% and was lower than the US Federal Statutory tax rate of 35% due primarily to the favorable resolution of several state income tax audits in the third quarter which allowed the reversal of tax accruals in the amount of $0.5 million.

•                  Earnings from continuing operations were $0.16 per share for the 2005 period compared with $0.04 in the prior year.  Discontinued operations resulted in a loss of $0.07 per share compared with earnings of $0.36 per share in the prior year which included the recognition of a previously deferred tax benefit in the amount of $26.0 million.

Discontinued Operations

During 2004, we assessed the profitability of our operations and made decisions to exit five of our business units.  We sold our court reporting business and staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands during 2004.  The remaining business unit, the call center outsourcing business, is comprised of four call centers, of which two were sold during the third quarter of 2005 and another one was sold in October 2005.  We are actively seeking a purchaser for our fourth call center.  These business units’ operating results are included in discontinued operations in the accompanying condensed consolidated statements of earnings (through the dates of their disposition, as applicable).

For the three months ended October 2, 2005 and September 24, 2004, discontinued operations through the dates of their disposition, as applicable, had revenues of $5.3 million and $33.1 million, respectively, and had operating losses before income taxes of $1.7 million and $1.0 million, respectively.  For the nine months ended October 2, 2005 and September 24, 2004, discontinued operations through the dates of their disposition, as applicable, had revenues of $18.0 million and $206.2 million, respectively, and had operating losses before income taxes of $5.0 million and $8.1 million, respectively.

See Note 3, Discontinued Operations, in the accompanying notes to the condensed consolidated financial statements for additional information.

Restructuring and Other Charges

During the three months and nine months ended October 2, 2005, we incurred restructuring charges of $0.2 million and $2.2 million for severance related costs for the elimination of eleven and 112 positions, respectively.  The restructuring charges were primarily as a result of a previously announced termination of a customer contract and other changes within the managed services portion of the Staffing Services operating segment.  Charges for the nine months ended October 2, 2005 included $1.8 million relating to the Staffing Services operating segment, $0.4 million relating to the Professional Services operating segment, and the remainder of the charges related to corporate initiatives directed at lowering back office personnel costs.  These charges were offset by reversals of accruals of $0.2 million for the nine months ended October 2, 2005.  These charges were unnecessary primarily as the result of the resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income.

During the second quarter of 2005, we identified $0.3 million of other charges recorded in the prior year for facility closures that were unnecessary and reversed these charges to income.

During the first quarter of 2004, we implemented additional cost reduction actions pursuant to a restructuring plan adopted in 2003 (the “2003 Plan”).  The implementation of these cost reduction opportunities resulted in the termination of 49 additional personnel and the closure of nine additional offices.  Restructuring charges for the nine months ended September 24, 2004, totaled $3.0 million.  Severance charges were $1.7 million, $0.2 million and $0.1 million in the first, second and third quarters of 2004, respectively.  We incurred facility closure expenses and charges for asset write-offs for property previously vacated of $1.2 million and $0.1 million in the first and second quarters of 2004, respectively.  Charges for the nine months ended September 24, 2004 included $0.5 million relating to the Staffing Services operating segment, $1.5 million relating to the Professional Services operating segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs.  As a result of these activities, we expect to realize annual benefits to our operating expenses of $4.6 million relating to salaries and related benefits and $0.8 million relating to property expenses from pre-restructuring levels in the fourth quarter of 2003.

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

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenue, gross profit and segment operating profit.  Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring and other charges).  All material intercompany revenue and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the condensed consolidated statements of earnings.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes for the periods indicated are as follows (in thousands):

	Three Months Ended				Nine Months Ended
	October 2,		September 24,		October 2,		September 24,
	2005		2004		2005		2004
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenue:
Staffing Services	$376,304	76.4%	$404,016	79.6%	$1,140,770	77.4%	$1,161,703	79.5%
Professional Services	116,101	23.6%	103,712	20.4%	333,994	22.6%	299,174	20.5%
Total	$492,405	100.0%	$507,728	100.0%	$1,474,764	100.0%	$1,460,877	100.0%

		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue
Gross Profit:
Staffing Services	$73,296	19.5%	$71,794	17.8%	$214,090	18.8%	$215,082	18.5%
Professional Services	36,961	31.8%	34,057	32.8%	106,131	31.8%	94,616	31.6%
Total	$110,257	22.4%	$105,851	20.8%	$320,221	21.7%	$309,698	21.2%

Segment Operating Profit:
Staffing Services	$7,794	2.1%	$4,337	1.1%	$13,577	1.2%	$16,774	1.4%
Professional Services	4,555	3.9%	6,946	6.7%	13,517	4.0%	16,960	5.7%
Total	12,349	2.5%	11,283	2.2%	27,094	1.8%	33,734	2.3%
Unallocated corporate costs	(2,951)		(5,764)		(10,439)		(17,072)
Amortization expense	(104)		(123)		(326)		(423)
Interest expense	(1,077)		(1,475)		(2,528)		(4,559)
Interest income	1,203		807		3,028		2,994
Restructuring and other charges	(159)		238		(1,763)		(8,617)
Other loss	—		(841)		—		(841)
Earnings from continuing operations before income taxes and discontinued operations	$9,261		$4,125		$15,066		$5,216

Segment Operating Results

Staffing Services

Information on the Staffing Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2005		September 24, 2004		October 2, 2005		September 24, 2004
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenue by Skill*:
Clerical	$224,071	59.5%	$249,373	61.7%	$703,967	61.7%	$737,823	63.5%
Light Industrial	152,233	40.5%	154,643	38.3%	436,803	38.3%	423,880	36.5%
Segment Revenue	$376,304	100.0%	$404,016	100.0%	$1,140,770	100.0%	$1,161,703	100.0%

Revenue by Service:
Temporary Staffing	$330,580	87.8%	$332,130	82.2%	$979,573	85.9%	$922,236	79.4%
Managed Services*	41,244	11.0%	68,363	16.9%	148,605	13.0%	228,499	19.7%
Permanent Placement	4,480	1.2%	3,523	0.9%	12,592	1.1%	10,968	0.9%
Segment Revenue	$376,304	100.0%	$404,016	100.0%	$1,140,770	100.0%	$1,161,703	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	17.0%		15.3%		16.6%		15.4%
Managed Services	30.3%		25.6%		26.3%		27.2%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	19.5%		17.8%		18.8%		18.5%

* Managed services revenue and revenue by skill for 2004 have not been adjusted for the movement of certain technology managed services contracts during the second quarter of 2005 from Staffing Services to Professional Services.  The change relates to $4.8 million and $9.1 million in revenues for the three and nine months ended October 2, 2005, respectively.

Three Months Ended October 2, 2005 Compared with September 24, 2004

Revenue - Staffing Services revenue decreased 6.9% to $376.3 million in 2005 from $404.0 million in the prior year.  The overall revenue decline was primarily due to the loss of a large managed service contract at the start of the second quarter of 2005, our termination of certain temporary staffing contracts due to low pricing and lower revenue from outplacement services.

•                  By skill — Clerical revenue decreased 10.1% and light industrial revenue decreased 1.6% from prior year levels.  The decrease in clerical revenues was primarily due to lower managed services revenue as discussed below.

•                  By service — Temporary staffing revenue decreased 0.5% during the third quarter compared with the same prior year period as new account wins were offset by customer losses based on our decision to cease serving certain customers due to pricing.  Managed services revenue decreased 39.7% from prior year levels due to the contract loss, several large projects in the prior year and the movement of approximately $4.8 million in revenue for locally based technology managed services contracts from this segment to our Professional Services segment.  Permanent placement increased 27.2% compared with the prior year due to the addition of recruiters.

Gross Profit — Gross profit increased 2.1% to $73.3 million from $71.8 million in the prior year.  The overall gross profit margin was 19.5% in 2005 compared with 17.8% in the prior year, an increase of 170 basis points.  The increase in the gross profit margin is primarily due to pricing increases as reflected in improved pay/bill spreads (100 basis points) and lower employee benefit and insurance costs (100 basis points), particularly for workers’ compensation due to improved safety programs and favorable law changes.  About half the improvement in workers’ compensation costs was due to improvements in prior year loss estimates.  Pricing and workers’ compensation improvements were partially offset by a shift in product mix away from managed services and higher state unemployment taxes (30 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $7.8 million compared with $4.3 million in the prior year.  The increase from prior year was due to the increase in gross profits of $1.5 million as described above and lower operating expenses of $2.0 million.  The decreased operating expenses were primarily related to lower bad debt expense and overall cost controls, partially offset by increased licensee commissions related to higher licensee revenue.  Operating expenses as a percentage of revenue increased to 17.4% compared with 16.7% in the prior year primarily due to volume decreases.

Nine Months Ended October 2, 2005 Compared with September 24, 2004

Revenue - Staffing Services revenue decreased 1.8% to $1,140.8 million in 2005 from $1,161.7 million in the prior year.  Revenue decreases are primarily due to the loss of a managed service customer and lower outsourced recruitment service and outplacement revenues.

•                  By skill — Clerical revenue decreased 4.6% and light industrial revenue increased 3.0% from prior year levels.  The decrease in clerical revenues was due to decreases in managed services as discussed below.  Staffing revenue in the light industrial skill set increased primarily in the first quarter as we were able to grow with small and medium sized customers.

•                  By service — Temporary staffing revenue increased 6.2% compared with the prior year due to the addition of small and medium sized customers from targeted sales programs.  Managed services revenue decreased 35.0% from prior year levels due to the contract loss, several large projects in the prior year and the movement of approximately $9.1 million in revenue for locally based technology services contracts from this segment to our Professional Services segment.  Permanent placement revenues increased 14.8% over the prior year due to the addition of recruiters.

Gross Profit — Gross profits decreased 0.5% to $214.1 million from $215.1 million in the prior year.  The overall gross profit margin was 18.8% in 2005 compared with 18.5% in the prior year, or an increase of 30 basis points.  The increase in the gross profit margin was partially due to insurance costs (60 basis points), particularly for workers’ compensation due to improved safety programs and favorable law changes.  About 45 basis points of this was due to improvements in prior year loss estimates for workers’ compensation.  Also contributing to higher margins were pricing increases as reflected in improved pay/bill spreads (50 basis points).  These increases were partially offset by a shift in product mix away from the managed services business and higher state unemployment taxes (80 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $13.6 million compared with $16.8 million in the prior year.  The decrease from prior year was due to lower gross profits of $1.0 million as described above and higher operating expenses of $2.2 million.  Increased operating expenses were primarily associated with higher branch operating expenses, licensee commissions and higher advertising and meetings expense.  These higher operating expenses were partially offset by lower bad debt expense and incentive compensation costs.  Operating expenses as a percentage of revenue increased to 17.6% compared with 17.1% in the prior year primarily due to volume decreases.

Outlook – We typically experience seasonal revenue growth in the fourth quarter of the year compared with the first three quarters and are anticipating sequential revenue growth in the fourth quarter again this year, but at a lower growth rate than the prior year.  However, there is no assurance that this growth will occur.

Professional Services

Information on the Professional Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Three Months Ended				Nine Months Ended
	October 2,		September 24,		October 2,		September 24,
	2005		2004		2005		2004
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenue by Skill*:
Information Technology	$75,349	64.9%	$65,285	62.9%	$213,951	64.0%	$196,557	65.7%
Finance & Accounting	27,168	23.4%	24,353	23.5%	77,697	23.3%	67,913	22.7%
Other	13,584	11.7%	14,074	13.6%	42,346	12.7%	34,704	11.6%
Segment Revenue	$116,101	100.0%	$103,712	100.0%	$333,994	100.0%	$299,174	100.0%

Revenue by Service:
Temporary Staffing*	$103,510	89.2%	$91,907	88.6%	$297,643	89.1%	$268,328	89.7%
Permanent Placement	12,591	10.8%	11,805	11.4%	36,351	10.9%	30,846	10.3%
Segment Revenue	$116,101	100.0%	$103,712	100.0%	$333,994	100.0%	$299,174	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	23.5%		24.2%		23.4%		23.8%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	31.8%		32.8%		31.8%		31.6%

* Temporary staffing revenue and revenue by skill for 2004 have not been adjusted for the movement of certain technology managed services contracts during the second quarter of 2005 from Staffing Services to Professional Services.  The change relates to $4.8 million and $9.1 million in revenues for the three and nine months ended October 2, 2005, respectively.

Three Months Ended October 2, 2005 Compared with September 24, 2004

Revenue - Professional Services revenue increased 11.9% to $116.1 million in 2005 from $103.7 million in the prior year as customer demand continued to be strong as reflected in the overall growth rates within the professional staffing market.  The rate of growth in temporary staffing was about the same during the third quarter as in the first and second quarters.  Revenue also increased due in part to continued investments in hiring of additional sales and recruiting staff, increasing our related headcount by 19.1% from the third quarter of 2004.

•                  By skill — Information technology increased 15.4% from the prior year due to increased temporary staffing demand and  a $1.4 million increase in permanent placement revenue as our IT permanent placement business begins to be established.  The IT growth also reflects the movement of approximately $4.8 million in revenue for certain locally based technology services contracts to the Professional Services segment from the Staffing Services segment.  Finance and accounting increased 11.6% largely due to continued strong demand, which was at least partially related to increased regulatory reporting requirements within US public companies.

•                  By service — Temporary staffing increased primarily due to continued demand for finance and accounting personnel partially related to increased regulatory and reporting requirements within US public companies.  In addition, temporary staffing increased approximately $4.8 million due to the movement of certain locally based technology services contracts from the Staffing Services segment.  Permanent placement revenue increased 6.7% due to an increased focus by the Company on IT and higher demand for employees in legal and human resources as recruiter headcount increased.

Gross Profit - Professional Services gross profit increased 8.5% to $37.0 million from $34.1 million in the same prior year period.  The overall gross profit margin was 31.8% in the third quarter of 2005 compared with 32.8% in the third quarter of 2004.  This 100 basis point decrease in gross profit margin is primarily due to a shift in customer mix (40 basis points) as we focused on increasing penetration with existing large accounts, which have lower margins, service mix changes (120 basis points) as temporary staffing grew more rapidly than permanent placement services, and higher federal payroll taxes (20 basis points).  Partially offsetting these margin reductions were lower employee benefit costs (80 basis points) for paid time off and health and other insurance.

Segment Operating Profit - Professional Services segment operating profit was $4.6 million compared with $6.9 million in the prior year.  The decrease in operating profit from the prior year was due to the increase in gross profits of $2.9 million as described above which was more than offset by an increase in operating expenses of $5.2 million.  Operating expenses as a percentage of revenues increased to 27.9% compared with 26.1% in the prior year.  The increase in operating expenses is primarily due to higher employee costs due to the growth in personnel and increased revenue, which was partially offset by lower bad debt expense.

Nine Months Ended October 2, 2005 Compared with September 24, 2004

Revenue - Professional Services revenue increased 11.6% to $334.0 million in 2005 from $299.2 million in the prior year as customer demand continued to be strong as reflected in the overall growth rates within the professional staffing market.  Revenue increased due in part to continued investments in hiring of additional sales and recruiting staff.

•                  By skill — Information technology increased 8.8% from the prior year due to increased temporary staffing demand and a $4.2 million increase in permanent placement revenue as our IT permanent placement business begins to be established.  The IT growth rate also reflects the movement in 2005 of approximately $9.1 million of locally based technology services contracts from the Staffing Services.  Finance and accounting increased 14.4% largely due to continued strong demand, which was partially related to increased regulatory reporting requirements for US public companies.  Revenue from other skills increased primarily due to increased demand for temporary staffing in the engineering, legal, human resources and sales and marketing sectors.

•                  By service — Temporary staffing increased primarily due to continued demand for finance and accounting and IT personnel.  Permanent placement revenue increased 17.8% to meet demand for an increased focus on IT and higher demand for employees in finance and accounting.

Gross Profit - Professional Services gross profit increased 12.2% to $106.1 million from $94.6 million in the same prior year period.  The overall gross profit margin was 31.8% in the third quarter of 2005 compared with 31.6% in 2004.  This 20 basis point increase in gross profit margin is primarily due to lower employee benefits and paid time off costs (100 basis points), and a change in service mix as permanent placement has grown faster than temporary staffing (40 basis points).  These increases were partially offset by the impact that a change in customer mix had on overall pay/bill spreads; in 2005 we have focused on expanding our penetration with existing large accounts which have lower pricing (120 basis points).

Segment Operating Profit - Professional Services segment operating profit was $13.5 million compared with $17.0 million in the prior year.  The decrease in operating profit from the prior year was due to the increase in gross profits of $11.5 million as described above, being more than offset by an increase in operating expenses of $15.0 million.  Operating expenses as a percentage of revenues increased to 27.7% compared with 26.0% in the prior year.  The increase in operating expenses is primarily due to higher employee costs as a result of growth in personnel, increased advertising expense and higher bad debt expense.

Outlook - Within the technology skill set, revenue for the third quarter of 2005 was higher than the third quarter of 2004 and also higher than the two preceding quarters.  Growth for the fourth quarter of 2005 will largely depend upon customer project related work.  Within the finance and accounting skill sets, we expect demand to remain strong at least for the short term due to regulatory requirements.

Unallocated Corporate Costs

Three Months Ended October 2, 2005 - Unallocated corporate costs decreased $2.8 million to $3.0 million in 2005 compared with $5.8 million in 2004.  The decrease in 2005 is primarily due to cost eliminations associated with the completion of our enterprise-wide information system during 2004 and a reduction of $0.8 million in litigation reserves due to the favorable resolution of those matters.  As a percentage of consolidated revenue, these costs were 0.6% during 2005 compared with 1.1% in 2004.

Nine Months Ended October 2, 2005 - Unallocated corporate costs decreased $6.6 million to $10.4 million during the first nine months of 2005 compared with $17.1 million in the same period of 2004.  The decrease is primarily due to cost eliminations associated with the completion of our enterprise-wide information system during 2004 and a reduction of $0.8 million in litigation reserves due to the favorable resolution of those matters.  As a percentage of consolidated revenue, these costs were 0.7% during 2005 compared with 1.2% in 2004.

Liquidity and Capital Resources

Cash Flows

As of October 2, 2005, we had total cash resources available of $27.9 million (an increase of $22.8 million from December 31, 2004).  Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows (in thousands):

	Nine Months Ended
	October 2, 2005	September 24, 2004
Cash Provided By (Used In):
Operating activities	$58,978	$703
Investing activities	18,840	29,644
Financing activities	(54,995)	(42,522)
Effect of exchange rates	(45)	169
Net increase in cash and cash equivalents	$22,778	$(12,006)

Operating cash flows

Operating cash flows for the nine months ended October 2, 2005 of $59.0 million are primarily comprised of earnings of $5.7 million, non-cash depreciation and amortization of $16.6 million and changes in working capital of $31.4 million.  Working capital was primarily provided by accounts receivable as we lowered DSO from 60 days at the end of December 2004 to 55 days as of October 2, 2005 and as we collected accounts receivable from higher revenues in the prior period (including the managed services contract that was lost at the start of the second quarter of 2005).  Working capital was used to reduce higher accounts payable and accrued liabilities.

Operating cash flows for the nine months ended September 24, 2004 of $0.7 million are primarily comprised of earnings from continuing operations of $2.4 million, non-cash items for depreciation and amortization of $22.8 million and restructuring of $10.7 million less changes in working capital of $30.9 million.  Working capital was primarily used to fund an increase in accounts receivable as we increased DSO to 60 days as of September 24, 2004 from 55 days as of December 26, 2003.  Partially offsetting this use of cash to fund accounts receivable was a federal tax refund of $13.2 million, higher payables for state unemployment costs and higher accrued payroll and taxes for temporary employees as well as increased commission payable to recruiters as a result of growth in the business.

Investing cash flows

Cash provided by investing activities for the nine months ended October 2, 2005 of $18.8 million is primarily related to (i) reimbursements of $15.3 million from our insurance carrier for claim payments, (ii) proceeds from a foreign currency hedge of a note receivable from the sale of our Australian subsidiary in 2004, (iii) proceeds from the dispositions of our call centers, and (iv) collections on franchise notes, partially offset by capital expenditures of $6.4 million.

Cash provided by investing activities for the nine months ended September 24, 2004 of $29.6 million is primarily related to proceeds from the sale of discontinued operations of  $41.1 million, partially offset by capital expenditures of $10.4 million.  Capital expenditures during 2004 included $5.1 million for the continuing investment in our enterprise-wide information system and systems infrastructure projects.

Financing cash flows

Financing cash used for the nine months ended October 2, 2005 of $55.0 million is primarily due to the repayment of borrowings from lines of credit and notes payable of $44.8 million and the repurchase of common stock of $13.4 million.

Financing cash used for the nine months ended September 24, 2004 of $42.5 million was primarily the result of the redemption of our U.S. dollar convertible subordinated notes ($90.3 million), partially offset by net borrowings from our revolving lines of credit ($46.3 million).  Additional cash provided by financing activities includes option exercises of $5.0 million and debt proceeds of $3.2 million, partially offset by a $6.0 million repayment of a portion of the short-term notes payable for software and related costs.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows, and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements.  However, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of our domestic accounts receivable.  In July 2005, Spherion amended its U.S. dollar revolving line of credit to include an option to increase the availability at Spherion’s election to $300.0 million, extending the term to 2010 and reducing related fees.  As of October 2, 2005, there were no borrowings outstanding under this revolving line of credit and our total availability was $180.4 million (calculated as eligible receivables of $216.2 million, less: amounts outstanding, letters of credit of $3.5 million and a one week payroll reserve of $32.3 million).  We have the option to borrow under this revolving line of credit for a defined period of time

(one, two, three or six months) or for an undefined period of time.  Interest is based upon the duration of the borrowing, the availability under the line and other notification conditions.  As of October 2, 2005, the interest rate for amounts borrowed would have been approximately 5.61% (LIBOR plus a spread) or approximately 6.50% (prime plus a spread).  We did not have any borrowings under this revolving line of credit during the third quarter of 2005.  Interest incurred for the nine months ending October 2, 2005 approximated an average interest rate of 5.23%.  We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the level of the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum.

We have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007.  This revolving line of credit provides up to 13 million Canadian dollars of on-balance sheet financing (approximately $11.2 million at current exchange rates).  As of October 2, 2005, there were no borrowings outstanding under this revolving line of credit.  As of October 2, 2005, the interest rate for amounts borrowed on this revolving line of credit would have approximated 5.75% (Canadian prime plus a spread).  We incurred interest charges under this revolving line of credit at an average interest rate approximating 5.25% for the nine months ending October 2, 2005.  A commitment fee of 0.5% is paid per annum based on the unused portion of the revolving line of credit.  Spherion Corporation guarantees the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants.  These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected.  At October 2, 2005, we were in compliance with the requirements of these covenants.

In October 2000, we issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC.  These notes were paid off in full at the end of the third quarter.  The promissory notes bore interest at the three-month LIBOR rate (4.07% as of October 2, 2005 and 3.60% weighted average for the third quarter of 2005).

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period covered by this Quarterly Report.

There has been no change in our internal control over financial reporting during the quarter ended October 2, 2005, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against Spherion in the Delaware Court of Chancery.  Their complaint, filed on June 26, 2001 and amended on July 24, 2001, related to the divestiture of Interim HealthCare (the “Healthcare Divestiture”) in 1997 and sought damages of approximately $10.0 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24.0 million, or rescission of the contract.  The same parties also sought damages against Spherion in an action in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture.  Our motion for summary judgment was granted for the reformation claim.  The cases went to trial in December 2003.  In addition to the claims mentioned above, the plaintiffs also were permitted to enter evidence in support of a diminution of value claim, for which they sought in excess of $25.0 million in damages.  The parties filed post-trial briefs and oral argument was held in July 2004.  The Court issued its opinion in February 2005.  The opinion provides that we do not have to pay damages on any of the claims, except for one breach of contract claim for which the damages awarded to the plaintiffs total approximately $1.1 million plus pre- and post-judgment interest and attorneys’ fees.  After the parties stipulated to the amount of pre-judgment interest and attorneys’ fees, the judge entered an order of judgment in June 2005 directing us to pay a total of approximately $1.7 million, and in August 2005 this amount was paid by us to the plaintiffs.  In June 2005, the plaintiffs filed a notice of appeal and oral argument was heard in the Delaware Supreme Court on October 26, 2005.  On October 31, 2005, the Delaware Supreme Court issued its opinion affirming the trial court’s ruling in all respects.  Our reserves related to this case as of October 2, 2005 were approximately $0.2 million for payment of legal fees.

On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion in the U.S. District Court of the Southern District of New York.  Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs.  Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK), fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by Spherion.  They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business.  They allege that in doing so, he was acting as our agent.  We intend to vigorously defend this matter.  Although this claim is in the preliminary stages, we have a reserve of $0.1 million related to this matter.  We do not have insurance coverage for this claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

		Average
		Price	Total Number of Shares
		Paid	Purchased as Part of	Maximum Number of Shares
	Total Number of	per	Publicly Announced	that May Yet Be Purchased
Period	Shares Purchased	Share	Program	Under the Program
July 4, 2005 through July 31, 2005	330,200	$7.29	330,200	5,013,900
August 1, 2005 through August 28, 2005	584,600	7.68	584,600	4,429,300
August 29, 2005 through October 2, 2005	296,600	7.50	296,600	4,132,700
	1,211,400	$7.53	1,211,400	4,132,700

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

SPHERION CORPORATION
(Registrant)

DATE—November 10, 2005	BY	/s/ Mark W. Smith
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