Form 10-K
period 2006-01-01
SPHERION CORP
filed 2006-02-27
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s Common Stock, par value $.01 per share (“Common Stock”), as of July 1, 2005 on the New York Stock Exchange, was $402,926,119.

Number of shares of Registrant’s Common Stock outstanding on January 27, 2006 was 58,712,517.

Documents Incorporated by Reference:

Certain specified portions of the registrant’s definitive proxy statement to be filed within 120 days after January 1, 2006, are incorporated herein by reference in response to Part III, Items 11, 13 and 14, inclusive, and to certain portions of Part III, Items 10 and 12.

PART I

Item 1.                        BUSINESS

As used in this report, the terms “we,” “us,” “our,” “Spherion” and the “Company” refer to Spherion Corporation and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Company Overview

Spherion Corporation was founded in 1946 and provides temporary staffing, managed services and permanent placement services. We are headquartered in Fort Lauderdale, Florida, and operate a network of over 650 locations within North America. Spherion Corporation is incorporated under the laws of the State of Delaware. As of January 1, 2006, we had 477 company-owned offices, 94 licensed locations and 87 franchised locations.

We provide temporary staffing services, managed services and permanent placement services within North America. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal, engineering, sales and marketing, human resources, and administrative. Managed services include services where we manage certain aspects of a customer function such as: recruiting, administrative services, data center or network operations. Permanent placement is a service where our employees locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts.

During 2004, we announced our intention to sell our operations in the United Kingdom, The Netherlands and in the Asia/Pacific region, as well as our court reporting operation and call center outsourcing business in the United States. This decision was due to changes in client demand and is consistent with our strategy to focus on the North American staffing and recruiting markets. The international operations, as well as the court reporting business, were all sold prior to December 31, 2004. The remaining business unit, the call center outsourcing business, was comprised of four call centers, of which three were sold in 2005 and the fourth one is undergoing due diligence with a potential purchaser. As a result of our decision to dispose of these businesses, operating results for all periods presented and the related assets and liabilities as of January 1, 2006 and December 31, 2004, have been reclassified as discontinued operations in the accompanying consolidated statements of operations.

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

Industry Overview

Spherion Corporation is a diversified staffing company operating in North America. The North American staffing market was estimated to be approximately $108.3 billion in 2005. This market includes temporary staffing, permanent placement and other services similar to those provided by Spherion. The North American staffing market in 2005 is estimated to have grown by approximately 6% to 11% and at a faster rate for high demand skill sets such as legal, engineering, and finance and accounting due to a continued increase in regulatory and reporting requirements.

Up to 50% of the staffing industry is estimated to be concentrated in professional skills, including information technology, finance and accounting, legal, administrative and other skills that are consistent with those offered within Spherion’s Professional Services operating segment. The balance of the North American staffing market is concentrated on services in the clerical and light industrial skill sets, similar to those offered in Spherion’s Staffing Services operating segment.

Business conditions in the staffing industry are economically sensitive. In 2001 and 2002, the industry experienced a decline in revenues, but economic conditions began to change through 2003. In 2004 and 2005, Spherion and many of its peers benefited from the growth in revenues. Companies have continued to experience success in the usage of temporary help, which has facilitated rapid workforce adjustments as economic conditions improve. This practice has increased the demand for temporary help in North America, which as of December 2005 was almost 2% of the total workforce, an increase from 1.0% in the early 1990’s. Demographics of the labor force continue to indicate that the overall labor pool may shrink over the next 10 years, creating a shortage of qualified job candidates, especially for certain professional workers. As unemployment continues to decrease, this shortage increases the need for companies to continue to use the services of Spherion and other companies within the staffing industry. The 10-year average growth rate for the North American staffing industry is estimated at 7.6%.

Operations Overview

The Company is organized around two basic operating segments—Staffing Services and Professional Services. Within our Staffing Services operating segment, we provide three primary services—temporary staffing, managed services, and permanent placement. Within our Professional Services operating segment, we provide temporary staffing and permanent placement services. These services are further described as follows:

•       Temporary staffing—This is a service where our employees work at customer locations under the supervision of customer personnel. The duration of the assignment can be from a day or less to a period of several months. The number of our temporary employees at any given time is directly related to our customers’ requirements and these employees are generally only paid when on assignment with a customer. We provide temporary employees with clerical, light industrial, information technology, finance and accounting, legal, engineering, marketing and administrative skill sets. We are responsible for all employment related taxes of these temporary employees, workers’ compensation and federal and state unemployment (burden costs). Services are generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or a mark-up over pay plus burden.

•       Managed services—This is a service where we manage aspects of the operation and management of a customer function such as, recruiting, administrative services, data center or network operations and generally provide that service under long-term contracts. Managed services are provided by our employees who typically manage and staff aspects of the customer function. In certain cases we may only manage the customer function which could be staffed by a combination of Spherion, customer or other third-party employees. We are responsible for the operation of the customer function and generally are required to meet minimum service level agreements and provide customer driven reporting. Fees are determined based on a combination of headcount, service level provided and/or fixed fee per transaction/unit processed.

•       Permanent placement—This is a service where we identify candidates on behalf of our customers, screen the candidates and assist in the recruitment efforts. If the customer hires the candidate, our billing is generally a percentage of first year compensation for the candidate placed. Billing is contingent upon filling the assigned position.

The following table represents the 2005 revenues derived from each of these services within our two operating segments (in thousands):

	Staffing Services		Professional Services
	Amount	%	Amount	%
Temporary staffing	$1,312,515	86.2%	$402,286	89.4%
Managed services	191,232	12.6%	—	—
Permanent placement	17,739	1.2%	47,893	10.6%
Total	$1,521,486	100.0%	$450,179	100.0%

Within the services described above, the Staffing Services operating segment concentrates on placement and temporary staffing of individuals with administrative clerical and light industrial skill sets. Managed services are provided within the Staffing Services operating segment. The Professional Services operating segment concentrates on temporary staffing and placement of professional skill sets in the areas of information technology, finance and accounting, legal, engineering, sales and marketing, human resources, and administrative. See Note 15, Segment Information, in the accompanying consolidated financial statements for additional information regarding the revenues, profits and losses and total assets for both our Staffing Services and Professional Services operating segments for 2005, 2004 and 2003.

Location Structure

Our locations are company-owned, licensed or franchised. We believe that we can increase profitability and serve our customer base through a combination of these locations. For 2005, 86.5% of revenues were derived from company-owned locations, with the remaining derived from franchised and licensed locations.

The following table details the number of locations:

	Fiscal Years
	2005	2004	2003
Company-owned locations	477	531	550
Licensed locations	94	95	94
Franchised locations	87	86	91
Discontinued operations	1	4	76
Total	659	716	811
United States	626	680	703
Canada	32	32	32
Discontinued operations-International	—	—	50
Discontinued operations-North America	1	4	26
Total	659	716	811

Company-Owned Locations

We operate both company-owned branch and customer on-premise locations. A branch location is designed to serve multiple customers in a geographic market, while the customer on-premise location is established at the customer’s location to serve only that customer. As of January 1, 2006, we operated 477 company-owned branch and customer on-premise locations. Future new or closed locations are driven by sales success creating the need for new company-owned branches and customer on-premise locations. During 2005, the number of company-owned locations decreased primarily as a result of the loss of a large managed service contract.

Licensed Locations

	Fiscal Years
	2005	2004	2003
Licensee revenues (in thousands)	$256,411	$238,140	$201,797
Licensee commissions as a % of gross profit	70%	68%	68%
Number of licensees	52	50	51
Number of licensee locations	94	95	94

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

Licensees operate within the framework of our policies and standards. We provide workers’ compensation, general liability, professional liability, fidelity bonding and state unemployment coverage for temporary employees. We bill all customers serviced by licensees in our name and collect the remittances as Spherion owns the client contract. Licensees use our computer systems.

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

The licensee is responsible for establishing its location and paying its related administrative and operating expenses, such as the rent, utilities and salaries of their full-time office employees. The licensee receives a commission from us, which averaged 70% of the licensed offices’ gross profit for the year ended January 1, 2006. Our consolidated statements of operations reflect the licensee commission as an operating expense, but do not include the rent, utilities and salaries of the licensee’s full-time office employees since these expenses are the responsibility of the licensee. Our consolidated balance sheets include the accounts receivable, payroll liabilities for temporary employees and related employee benefit liabilities and the licensee commission payable. The only exception to this financial statement presentation is the circumstance when we are required to consolidate certain licensees. See Note 14, Variable Interest Entities, in the accompanying consolidated financial statements for further discussion of these licensees.

From time to time, we may finance a portion of the purchase price of the license at market rates of interest or provide working capital loans to licensees. The outstanding principal balance of such notes receivable was $0.6 million as of January 1, 2006.

Franchised Locations

	Fiscal Years
	2005	2004	2003
Franchisee royalty revenues (in thousands)	$8,976	$8,370	$7,267
Royalty revenues as a % of franchisee sales	4.0%	4.0%	4.2%
Number of franchisees	23	22	24
Number of franchisee locations	87	86	91

We have been granting franchises for approximately 40 years. Most franchise agreements are 10 years in length and renewable every 5 years thereafter. A number of franchisees are second-generation owners and most operate more than one franchise.

We grant franchisees the right to market and furnish staffing services within a designated geographic area using our trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms. We provide franchisees with our national, regional and local advertising. Franchisees operate their businesses autonomously within the framework of our policies and standards and recruit, employ and pay their own full-time and temporary employees. Franchisees are responsible for all employment related taxes and workers’ compensation costs of their employees. Franchisees do not use our computer systems. We receive royalty fees from each franchise based upon the franchisee’s revenues.

From time to time, we may finance a portion of the purchase price of the franchise at market rates of interest or provide working capital loans to franchisees. The outstanding principal balance of such notes receivable was $2.2 million as of January 1, 2006.

Acquisitions

We currently have no specific plan to undertake any significant acquisitions. However, from time to time we evaluate various acquisition opportunities and may acquire competitors to accelerate our growth.

In 2003, in connection with a three-year old agreement, we acquired 85% of our Canadian franchise operation for consideration of $21.6 million, including $10.9 million of debt assumed. We also entered into a put/call agreement with the minority interest holder, whereby the minority interest holder can put the remaining 15% interest in the Canadian operations back to us any time after December 31, 2005, or, as amended, we can call the remaining 15% interest any time after January 1, 2008.

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

Competition

We operate in highly competitive and fragmented markets in our operating segments. Within temporary staffing and permanent placement services, there are low barriers to entry. Within managed services, there can be more significant barriers to entry as capital and systems requirements are higher.

The staffing industry is served by thousands of competitors with most of them small, local operations. There are several very large national and international competitors who also directly compete with us. The local competitors are generally characterized as independent operators serving local marketplaces. The ability to fund working capital requirements is one of the key success factors for these competitors. Local competitors may also be more flexible in offering alternatives to their customers in either attracting candidates or in servicing the customer, but generally cannot service national customers due to a lack of systems or geographic coverage. We compete with local competitors in all of our jurisdictions generally when the customer is a local or retail customer, and we expect to continue to do so.

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

We believe that our customers primarily focus on the following key factors in selecting a service provider: location or geographic coverage, price and service delivery. Geographic coverage is important from the customer and candidate standpoint. Customers require that their providers be able to service most, if not all, of their locations. Location is important to the candidate because many candidates are unwilling to travel outside of their particular geographic market for a position. We have over 650 locations in North America and believe that our coverage is adequate in the markets we serve. During 2004, we sold all of our international operations with the exception of Canada; our lack of international coverage could put us at a disadvantage compared to our larger competitors in obtaining new business from multinational customers. However, we do not believe our North American focus to be a significant disadvantage in competing for business in our targeted small and mid-sized customer segments. Service delivery is understanding the customers’ specific job requirements through consultative assessments, the ability to provide the right candidate for the right job and the ability to measure the quality of job performance. Factors in obtaining qualified candidates for employment assignments with customers include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours. No single customer accounted for 10 percent or more of our consolidated revenues in 2005.

Within the Staffing Services operating segment, some of our largest competitors are Adecco S.A., Manpower Inc. and Kelly Services, Inc. Within the Professional Services operating segment, we compete with Robert Half International Inc., MPS Group, Inc. and Kforce Inc., among others.

Trademarks

Through our subsidiaries, we maintain a number of trademarks, trade names and service marks in the United States and certain other countries. We believe that many of these marks and trade names, including SPHERION®, NORRELL®, ON-PREMISE® and THE MERGIS GROUP® are important to our business. In addition, we maintain other intangible property rights including  registered trademarks on the following: MAKING THE WORKPLACE WORK BETTER®, EMERGING WORKFORCE® and SALESFIT®.

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

Governmental Regulation

Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements and (iii) substantive limitations on its operations. Staffing firms are the legal employers of their temporary workers. Therefore, staffing firms are governed by laws regulating the employer/employee relationship such as tax withholding or reporting, social security or retirement, anti-discrimination and workers’ compensation.

We also have operations in Canada. In this country, there is significant national, provincial or local regulations of staffing services. These laws may require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions, notice prior to termination and severance pay. In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. We do not anticipate that these legal structures and requirements will have a material effect on our growth or prospects. However, any material change in national, provincial or local regulation of staffing services could have a material adverse effect on us.

Our sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 14 states and is subject to statutory requirements in certain Canadian provinces. Under these laws, we must deliver a franchise offering circular or disclosure document (similar to a prospectus) to prospective franchisees and licensees. These and other state laws may also apply substantive standards that govern the relationship between franchisors and franchisees. In states where we are selling franchises or licenses, we have filed either the appropriate registration or obtained an exemption from registration. We do not anticipate that these requirements or other state laws will have a material effect on our ability to sell franchises or licenses or operate our business through franchised or licensed offices.

Employees

We estimate that we employed approximately 302,000 people in 2005. On average, approximately 59,000 billable personnel were assigned with our customers, at any given time.

Seasonality and Cyclical Nature of Business

Seasonality—Our businesses are seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season. We typically experience a decrease of approximately 6 to 12% in our first quarter revenues in comparison with fourth quarter revenues. The decrease in first quarter revenues in comparison with the preceding fourth quarters for 2005, 2004 and 2003 was 12%, 0%, and 8%, respectively. First quarter revenues of 2005 in comparison with the preceding fourth quarter growth decreased partially due to the fact that first quarter 2005 was comprised of thirteen weeks, whereas fourth quarter 2004 was comprised of fourteen. First quarter revenues of 2004 in comparison with the preceding fourth quarter growth remained stable due to a higher volume of contract-based work in managed services and increased demand experienced from the economic recovery. The fluctuation of first quarter revenues of 2003 was usual to the seasonality of the business.

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

Executive Officers of the Registrant

Our executive officers are:

Name and Age	Position
Roy G. Krause, 59

President and Chief Executive Officer since October 2004; President and Chief Operating Officer from July 2003 to October 2004; Executive Vice President and Chief Financial Officer from October 1995 to July 2003.

William J. Grubbs, 48

Chief Marketing and Corporate Development Officer since November 2005. From March 2002 to September 2005, Chief Operating Officer, Spring Group plc. From April 2001 to February 2002, CEO Spring Technology Staffing Services, Spring Group plc. From October 2000 to March 2001, CEO Spring ASP, Spring Group plc.

William G. Halnon, 47	Senior Vice President and Chief Information Officer since January 2005. From April 1997 to December 2004, Vice President-Chief Information Officer for DIMON Incorporated.
Lisa G. Iglesias, 40	Senior Vice President, General Counsel and Secretary since August 2003; General Counsel, Vice President and Secretary from July 1999 to August 2003.
Richard A. Lamond, 59	Senior Vice President and Chief Human Resources Officer since November 2002. From 1973 to 2002, Senior Vice President—Human Resources and Administration for Millennium Chemicals Inc.
Byrne K. Mulrooney, 45

President, Staffing Services since September 2003. President, Operations Solutions—Midwest Region of Electronic Data Systems (“EDS”) from July 2001 to August 2003; Vice President, Portfolio Management of EDS from January 2000 to July 2001; Vice President, Distributed Systems Services of EDS from May 1999 to January 2000.

Mark W. Smith, 43

Senior Vice President and Chief Financial Officer since July 2003; Vice President, Business Services from September 2002 to July 2003; Vice President, Business Services and Controller from August 2001 to September 2002; Vice President, Finance and Administration from June 2000 to August 2001; Vice President, Finance from June 1997 to June 2000.

Availability of Reports and Other Information

Our corporate website is http://www.spherion.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. Also available on our website, or in print to any shareholder that requests it, are Spherion’s Corporate Governance Principles, Code of Business Conduct and Ethics, as well as charters for the Audit Committee, Compensation Committee, Corporate Governance Committee, Executive Committee and Nominating Committee. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission’s website is not part of this Annual Report on Form 10-K.

Item 1A.                RISK FACTORS

We are affected by a wide range of factors which could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following are some of the factors that could affect our operations:

We operate in highly competitive markets with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

We operate in highly competitive and fragmented markets in both of our operating segments. There are low barriers to entry by potential competitors at the local level. We face significant competition in the markets we serve and will continue to face significant competition in any geographic markets or industry sectors that we may enter. The majority of competitors are significantly smaller than us. However, certain of our competitors are larger, have greater marketing, technical and financial resources, and have stronger brand name recognition than us. As a result, some of our competitors may be in a better position to capitalize on new technologies and changes in customer requirements, and to devote more resources than we can to the development, promotion and sale of their service offerings. Some of our competitors can provide broader geographic coverage than us and this can limit our ability to service large customers who wish to consolidate services.

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

Any significant economic downturn could result in lower revenues.

Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. Also, as businesses reduce their hiring of permanent employees, revenues from our recruitment services is adversely affected. As a result, any significant economic downturn could have a material adverse effect on our business, financial condition or results of operations. During 2001 and 2002, the slowdown in the U.S. economy significantly impacted the staffing market, which in turn reduced our revenues significantly. Economic conditions improved in 2004 and 2005; however, there is no assurance that this will continue in 2006 or that our revenues will increase.

A significant reduction in demand from our customers may result in a material impact on the results of our operations. A material impact may also result from the loss of customers or a deterioration of their financial condition.

We may experience a reduction in business from a significant customer or a number of customers from one of our operating segments, or we may lose such customers.  We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future. Our customers may experience a deterioration in their current financial condition or future prospects, or may experience a bankruptcy. A significant reduction in demand from our customers may result in an adverse impact on our business and results of operations in future periods.

We may not achieve the intended effects of our business strategy.

Our business strategy is primarily based on profitable growth in our North American operations. We are implementing steps to continue increasing our growth rates by concentrating in local markets with small and mid-sized clients through relationship selling, targeting new accounts by providing integrated services, and continuing to improve operating leverage. We also plan to grow within our Professional Services segment by providing more services to existing staffing group segment customers. If we are not successful in achieving these objectives with our customers, our revenues, costs and overall profitability could be negatively affected. If we are unable to leverage our investment in technology effectively, our productivity and costs’ competitiveness could be negatively affected.

Our contracts contain termination provisions and pricing risks that could decrease our revenues, profitability and cash flow.

Some of our customer contracts permit termination in the event our performance is not consistent with service levels specified in those contracts. Our customers’ ability to terminate contracts creates uncertain revenue streams. In addition, if customers are not satisfied with our level of performance, our reputation in the industry may suffer, which could materially and adversely affect our business, financial condition, results of operations and cash flow. Some of our contracts contain pricing provisions that allow customers to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee. Some of our contracts provide for credits to our customers if we fail to achieve specific contract standards. Some of our contracts contain re-pricing provisions that can result in reductions of our fees for performing our services. In these situations, we could incur significant unforeseen costs or financial penalties in performance under the contracts.

The termination of a customer contract or the deterioration of the financial condition or prospects of a customer may result in an impairment of the net book value of the assets we use in connection with that contract.

Our failure or inability to perform under customer contracts could result in damage to our reputation and give rise to legal claims against us.

Certain areas of our business require us to assume a greater level of responsibility for developing or maintaining processes on behalf of our customers. Many of these processes are critical to the operation of our customers’ businesses. Our failure or inability to complete these engagements satisfactorily could have a material adverse effect on our customers’ operations and consequently may give rise to claims against us for actual or consequential damages or otherwise damage our reputation. Any of these claims could have a material adverse effect on our business, financial condition or results of operations.

The disposition of businesses previously sold, or in the process of being sold, may create contractual liabilities associated with indemnifications provided.

We have disposed of several business units over the past four years. The disposition of these businesses usually requires that we indemnify the purchaser for liabilities that arose prior to the disposition date. These liabilities are typically related to audits of tax liabilities by local authorities and other pre-existing liabilities such as lease obligations. Additionally, in the contracts we make a number of representations and warranties and from time to time claims are made against us related to these items. During 2005, we recorded $5.7 million as part of discontinued operations for these matters. The fair value of these indemnifications are recorded at the time of the sale. Subsequently if any liabilities become known and are both probable and reasonably estimable, they are recorded as an expense. For some of the dispositions, we have or may have future claims which are not yet probable and reasonably estimable and have not been recorded as an expense. Future earnings from discontinued operations could be materially adversely affected if we are not successful in defending our positions with the purchasers of these discontinued operations. Additionally, if we are required to make cash payments for any of these liabilities, our financial condition could be materially adversely affected.

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

In conducting our business, we are required to pay a number of payroll and related costs and expenses, including unemployment taxes, workers’ compensation and medical insurance for our personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers’ compensation costs may increase in the future if states have raised benefit levels and liberalized allowable claims. Future earnings could be adversely affected if we are not able to increase the fees charged to customers to absorb the increased costs related to unemployment insurance or workers’ compensation benefits. Future earnings could also be adversely affected if state governments successfully challenge prior year unemployment experience ratings.

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

•       overlapping or differing tax structures; and

•       multiple regulations concerning pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay and the termination of employment.

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

•       misuse or misappropriation of customer funds or proprietary information; and

•       payment of workers’ compensation and other similar claims.

Although we maintain insurance coverage for general and professional liability, errors and omissions and employee theft, such insurance coverage may not be adequate in scope or amount to cover any such liability. A failure of any of our personnel to observe our policies and guidelines intended to reduce exposure to these risks could have a material adverse effect upon us. We cannot assure that we will not experience such problems in the future.

We retain a portion of the risk under our workers’ compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Changes in the estimates of these accruals are charged or credited to earnings in the period determined, and therefore a large fluctuation in any given quarter could materially adversely affect earnings in that period.

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

We may lose our key personnel, and therefore, our business may suffer.

Our operations are dependent on the continued efforts of our officers and executive management. In addition, we are dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management who have acquired significant experience in our industry may cause a significant disruption to our business. Moreover, the loss of our key managers and field personnel may jeopardize existing customer relationships with businesses that continue to use our services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect our operations, because it may result in an inability to establish and maintain customer relationships and otherwise operate our business.

Managing or integrating any future acquisitions may strain our resources.

In the future, we may acquire other businesses to expand our service offerings, broaden our customer base or expand our geographic presence. Acquisitions involve a number of additional risks, including the diversion of management’s attention from our existing operations, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves, the potential impairment of acquired intangible assets and the ability to successfully integrate the business. We could experience financial or other setbacks if any of the businesses that we acquire have liabilities or problems of which we are not aware. Further, we cannot assure you that any future acquired businesses will generate anticipated revenues or earnings. As a result, the anticipated benefits from future acquisitions may not be achieved.

Failure to meet certain covenant requirements under our revolving lines of credit could impact part or all of our availability to borrow under our revolving lines of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under this line of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. While we currently have not drawn on these revolving lines of credit, we may need to if we grow as planned. Any limitation on our ability to borrow in this situation could inhibit our growth.

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

The price of our common stock may fluctuate significantly, which may result in losses for our investors.

The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended January 1, 2006, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $10.53 to a low of $5.00. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

•                    actual or anticipated variations in our quarterly operating results;

•                    announcement of new services by us or our competitors;

•                    announcements relating to strategic relationships or acquisitions;

•                    changes in financial estimates or other statements by securities analysts; and

•                    changes in general economic conditions.

Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts, and our stock price could decline as a result.

Item 1B.               UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year ended January 1, 2006, as a result, no issues remain unresolved.

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

Item 3.                        LEGAL PROCEEDINGS

In the ordinary course of our business, we are or may be threatened with or named as a defendant in various lawsuits. We maintain insurance in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. The principal risks that we insure against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses. Our management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against Spherion in the Delaware Court of Chancery in 2001 related to the divestiture of Interim HealthCare (the “Healthcare Divestiture”). They sought damages of approximately $10.0 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24.0 million, or rescission of the contract. The same parties also sought damages against Spherion in an action in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture. Our motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003 and the court issued its opinion in February 2005. The opinion provided that we did not have to pay damages on any of the claims, except for one breach of contract claim for which the damages awarded to the plaintiffs total approximately $1.1 million plus pre- and post-judgment interest and attorneys’ fees. After the parties stipulated to the amount of pre-judgment interest and attorneys’ fees, the judge entered an order of judgment in June 2005 directing us to pay a total of approximately $1.7 million, and in August 2005 this amount was paid to the plaintiffs. In June 2005, the plaintiffs filed a notice of appeal and oral argument was heard in the Delaware Supreme Court in October 2005. On October 31, 2005, the Delaware Supreme Court issued its opinion affirming the trial court’s ruling in all respects.

On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK), fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by us. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as our agent. We intend to vigorously defend this matter. Although this claim is in the preliminary stages, we have a reserve of $0.1 million related to this matter. We do not have insurance coverage for this claim.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 1, 2006.

PART II

Item 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for the Registrant’s Common Equity

Our common stock is traded on The New York Stock Exchange under the symbol “SFN.” The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on The New York Stock Exchange:

2005	High	Low
First Quarter	$8.41	$7.21
Second Quarter	7.66	5.00
Third Quarter	8.23	6.40
Fourth Quarter	10.53	6.62

2004	High	Low
First Quarter	$10.98	$8.18
Second Quarter	11.18	8.82
Third Quarter	10.37	7.00
Fourth Quarter	8.50	6.80

On January 27, 2006, there were approximately 2,300 holders of record of our common stock.

We did not pay cash dividends in 2005 and 2004, and do not intend to pay cash dividends in the foreseeable future. Our U.S. revolving line of credit provides for certain covenants which restrict our ability to pay cash dividends in the event of default or under certain circumstances. Our Canadian revolving line of credit covenants do not allow us to pay cash dividends.

The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

		Average	Total Number of
		Price	Shares Purchased	Maximum Number
	Total Number	Paid	as Part of a	of Shares that May
	of Shares	per	Publicly Announced	Yet Be Purchased
Period	Purchased	Share	Program	Under the Program
October 3, 2005 through October 30, 2005	260,300	$7.50	260,300	3,872,400
October 31, 2005 through November 27, 2005	428,300	9.01	428,300	3,444,100
November 28, 2005 through January 1, 2006	484,600	9.94	484,600	2,959,500
	1,173,200	$9.06	1,173,200	2,959,500

(a)           The program was announced on May 24, 2005.

(b)          The repurchase program approved by the Board of Directors is for six million shares.

(c)           There is no expiration date on the repurchase program.

Item 6.                        SELECTED FINANCIAL DATA

The following table summarizes selected financial information for each of the most recent five fiscal years and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements included in this Annual Report on Form 10-K. We sold our court reporting business and staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands during 2004. The remaining business unit, the call center outsourcing business, is comprised of four call centers, of which three were sold in 2005 and the fourth one is undergoing due diligence with a potential purchaser. If that sale cannot be completed we will report this unit in continuing operations.

	Fiscal Years
	(in thousands, except per share data
	and operating information)
	2005(3)	2004(1,4)	2003(5)	2002(6)	2001(7)
Statement of Operation Data:
Revenues excluding Michael Page	$1,971,665	$2,032,715	$1,733,761	$1,771,119	$2,151,576
Michael Page(2)	—	—	—	—	179,642
Total revenues	1,971,665	2,032,715	1,733,761	1,771,119	2,331,218
Gross profit	434,290	425,611	388,128	419,453	649,621
Earnings (loss) from continuing operations	19,346	15,196	(1,585)	(219,172)	117,506
Net earnings (loss)	12,029	35,829	(13,913)	(903,272)	106,961
Earnings (loss) per share—Basic:
Earnings (loss) from continuing operations	$0.32	$0.25	$(0.03)	$(3.69)	$1.97
Net earnings (loss) per share	0.20	0.59	(0.23)	(15.20)	1.80
Earnings (loss) per share—Diluted:
Earnings (loss) from continuing operations	$0.31	$0.24	$(0.03)	$(3.69)	$1.88
Net earnings (loss) per share	0.20	0.58	(0.23)	(15.20)	1.72
Weighted Average Shares:
Basic	60,938	61,036	59,951	59,417	59,502
Diluted	61,430	62,313	59,951	59,417	65,934
Balance Sheet Data(8):
Total assets	$742,644	$830,266	$864,834	$863,695	$1,876,299
Long-term debt, net of current portion	3,735	4,766	98,073	105,250	215,751
Working capital	129,909	119,828	225,489	280,583	410,131
Operating Information(8):
Operating locations	659	716	811	822	941

(1)          The 2004 fiscal year contains 53 weeks. All other years contain 52 weeks.

(2)          Operating results for Michael Page are included through the date of disposition in April 2001.

(3)          The 2005 results include pre-tax restructuring charges of $1.8 million and a net loss from discontinued operations of $7.3 million.

(4)          The 2004 results included pre-tax restructuring and other charges of $8.4 million and earnings from discontinued operations of $20.6 million, which includes the recognition of a previously deferred tax benefit of $25.3 million.

(5)          The 2003 results include the Canadian results of operations from the date of acquisition (April 4, 2003); pre-tax restructuring charges of $4.2 million; and a net loss from discontinued operations of $12.3 million.

(6)          The 2002 results include a pre-tax goodwill impairment charge of $230.7 million; pre-tax restructuring, and other charges of $10.4 million; and a pre-tax gain on the retirement of a portion of our convertible subordinated notes of $10.5 million. The 2002 results also include a net loss from discontinued operations of $68.5 million and the cumulative effect of a change in accounting principle to adopt SFAS No. 142, “Goodwill and Other Intangibles” of $615.6 million after-tax.

(7)          The 2001 results include a pre-tax gain on the sale of Michael Page of $305.7 million ($186.3 million after-tax); pre-tax restructuring, asset impairment and other charges of $130.8 million; and a pre-tax gain on the sale of marketable securities of $2.4 million. The 2001 results also include a net loss from discontinued operations of $9.4 million and the cumulative effect of a change in accounting principle to adopt SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” of $1.1 million after-tax.

(8)          At end of period.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization of Information

Management’s discussion and Analysis provides a narrative on our financial performance that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•       Company Overview

•       Executive Summary

•       Operating Results

•       Liquidity and Capital Resources

•       Contractual Obligations and Commitments

•       Off-Balance Sheet Arrangements

•       Critical Accounting Policies

•       New Accounting Pronouncements

•       Inflation

•       Seasonality and Cyclical Nature of Business

•       Forward-Looking Statements-Safe Harbor

Company Overview

Spherion Corporation provides temporary staffing services, managed services and permanent placement services. Founded in 1946, we are headquartered in Fort Lauderdale, Florida, and operate a network of over 650 locations within North America. Our locations are company-owned, licensed or franchised. As of January 1, 2006, we had 477 company-owned offices, 94 licensed locations and 87 franchised locations.

The Company is organized around two basic operating segments—Staffing Services and Professional Services. The Staffing Services segment provides temporary staffing, managed services and permanent placement of employees with primarily clerical and light industrial skills. The Professional Services segment provides temporary staffing and permanent placement of employees with professional-level skill sets, such as information technology, finance and accounting, legal, engineering, marketing and administrative. See the Operations Overview section of Part I of this Annual Report on Form 10-K for a further description of our operating segments.

Executive Summary

The staffing industry experienced three years of declining revenues prior to 2004; however, economic conditions began to improve significantly in 2004 and continued to improve in 2005. Even though in 2004 and 2005, the staffing industry’s growth in jobs improved significantly, the industry remains economically sensitive and continues to operate within a highly competitive environment. We are anticipating continued industry revenue growth in 2006; however, we expect to continue experiencing intense pricing pressures, increased state unemployment costs as well as increased employee benefit costs.

The following is a brief summary of our primary 2005 objectives and accomplishments:

•       Building our business through targeted growth. Overall, revenue decreased 3.0% during 2005 compared with the prior year or 1.7% after considering the impact of the 53rd week in 2004. Revenue growth in temporary staffing and permanent placement were more than offset by the loss of a large managed service contract in early 2005, the loss of other managed service business and the decline in demand for outplacement services. Revenue from temporary staffing and permanent placement increased 2.1% and 18.2%, respectively. Revenues from small and mid-sized customers, targeted customer segments, increased 9.3%.

•       Gross profit margin expansion. Overall, gross profit margin was 22.0%, an increase of 110 basis points compared with the prior year. Gross profit margin expansion is primarily due to lower employee benefit costs, particularly workers’ compensation, pricing increases, and a higher proportion of permanent placement revenue (3.3% of our 2005 revenue, an increase of 60 basis points from the same prior year period).

•       Operational effectiveness. During 2005, we leveraged the technology infrastructure investments and reinvested some of the savings from the implementation of our enterprise-wide information system into extending our technology to better serve our clients and candidates. Our operating margin increased to 1.5% of revenues compared with 1.2% in the prior year.

•       Financial discipline. We generated $72.3 million in operating cash flow compared with $6.1 million in the prior year. Cash flow was primarily provided by higher earnings from continuing operations, depreciation and a reduction in working capital due mostly to lower accounts receivable. We were able to reduce DSO (Days Sales Outstanding, a measure of how quickly we collect receivables), by 6 days from 60 days at the end of 2004 to 54 days at the end of 2005.

In 2006 we plan to focus on three key operating objectives:

•       First, to accelerate our growth rates by expanding the depth and breadth of our services with existing accounts:

-          Through rigorous account planning and sales management, we plan to leverage existing client relationships to increase total sales to these companies, especially professional services.

-          During 2005, our local staffing sales efforts were concentrated on small and mid-sized clients which generated more growth than the growth rate on our larger accounts. Growth rates continue to be strong in this area as we strive to continue changing our overall revenue mix through increased business development in the local branches where pricing pressures tend to be less severe.

•       Second, to target new accounts by providing integrated services:

-          We have specific targeting criteria that focus on high growth, mid-market companies and companies undergoing significant change. We have determined that a certain range of volume deals require lower cost delivery by maximizing the utilization of new technology introduced in 2005 which centralizes sourcing and screening activities.

•       Third, to continue improving operating leverage:

-          During 2005, gross profit margins increased primarily as a result of pricing increases and lower employee benefit costs. We have a sales focus on small and mid-sized clients where pricing pressures tend to be less severe.

-          During 2005, we increased sales and recruiter headcount by 8.1%. We expect to capitalize on increased recruiter productivity as new sales personnel continue to gain experience.

-          During 2005, we implemented new technology which centralizes sourcing and screening activities. Our operations and delivery teams will focus on migrating mid-sized clients to a lower cost centralized delivery model.

Operating Results

Consolidated Operating Results

Fiscal 2005 compared with 2004

•       Revenue in 2005 was $1,971.7 million, a decrease of 3.0% compared with the prior year or 1.7% after considering the impact of the 53rd week in 2004. Temporary staffing revenue grew 2.1%, which was slower than the Bureau of Labor Statistics estimated 6.6% increase in the number of temporary employees compared with the prior year. Demand for permanent placement services, particularly within Professional Services, remained strong with total year over year growth of 18.2%. The loss of the large managed services contract and intentional exit of certain staffing clients who did not meet minimum thresholds at the start of the second quarter of 2005 affected year over year comparisons.

•       Gross profits in 2005 were $434.3 million, an increase of 2.0% from the prior year despite lower revenues. Gross profit margin increased to 22.0% in 2005 compared with 20.9% last year. Gross profit margins were positively impacted by (i) lower workers’ compensation costs of $8.1 million due to improvements in prior year loss estimates (20 basis points), lower costs for current year losses (20 basis points) and lower employee benefits (30 basis points), (ii) higher temporary staffing pricing within Staffing Services (40 basis points), and (iii) a shift in revenue mix toward permanent placement services (15 basis points). The increase in gross profit margin was partially offset by higher state unemployment taxes (15 basis points).

•       Selling, general and administrative expenses were $404.4 million, an increase of 0.7% from the prior year. As a percentage of revenues, these costs increased due to higher recruiter costs in the Professional Services segment and higher advertising expense. Unallocated corporate costs decreased by $6.8 million, a decrease of 33.0% from the prior year due primarily to the completion of the implementation of our enterprise-wide information system late in 2004.

•       Interest expense was $3.2 million, a decrease of 44.4% from the prior year. The decrease in interest expense relates primarily to the retirement of convertible notes in October 2005 and August 2004.

•       Restructuring and other charges decreased by $6.6 million to $1.8 million in 2005 versus $8.4 million in 2004. The 2004 costs include the termination of an employment contract with our former chief executive officer.

•       Our effective tax rate from continuing operations was 33.3% and was lower than the US Federal Statutory tax rate of 35.0% due primarily to (i) the impact of work opportunity and other employment tax credits, (ii) the recognition of previously unrecognized net operating loss benefits and (iii) the reduction of state tax reserves due to the favorable resolution of several state income tax audits.

•       Earnings from continuing operations were $0.31 per diluted share for the 2005 period compared with $0.24 in the prior year.

•       Discontinued operations incurred pre-tax losses of $11.6 million in 2005, which includes losses primarily from call center operations of $5.9 million and an estimated loss on sale of $5.7 million during 2005 related primarily to indemnifications and other matters associated with the previously sold United Kingdom and Asia/Pacific staffing operations. Discontinued operations resulted in a loss of $0.12 per share compared with earnings of $0.33 per share in the prior year which included the recognition of a previously deferred tax benefit in the amount of $25.3 million.

•       DSO decreased to 54 days at the end of 2005 compared with 60 days at the end of 2004.

Fiscal 2004 compared with 2003

•       Revenues in 2004 were $2,032.7 million, up 17.2% from 2003 due to increased demand including 1.5% of growth due to the additional week in 2004. The Bureau of Labor Statistics reported an estimated increase of approximately 7.7% in the number of temporary employees in comparison with the prior year.

•       Gross profit increased to $425.6 million, up 9.7% from the prior year primarily due to the increase in revenues. Our overall gross profit rate decreased to 20.9% from 22.4% in the prior year due primarily to pricing pressure (125 basis points) and increased state unemployment and federal employment taxes (75 basis points), which has only been partially offset by lower employee benefit costs, including workers’ compensation costs (50 basis points).

•       Selling, general and administrative expenses were $401.5 million, an increase of 4.3% over prior year. Selling, general and administrative expenses as a percentage of revenues decreased to 19.8% from 22.2% in the prior year. We continued to reduce costs and incurred restructuring and other charges of $8.4 million in 2004 versus $4.2 million in 2003.

•       We completed the implementation of our enterprise-wide information system, spending $5.8 million in capital on this system in 2004. Our selling, general and administrative expenses included $7.3 million of non-capitalizable costs associated with this system, down $1.6 million from 2003.

•       Interest expense decreased marginally in 2004 compared with 2003, as the decrease in interest expense relating to the retirement of our remaining 4 1/2% convertible subordinated notes during 2004 was largely offset by increased expense related to debt outstanding on our U.S. and Canadian revolving lines of credit.

•       Our effective tax rate (benefit) from continuing operations for 2004 was (18.0%) versus (9.5%) for 2003. The rate for 2004 is lower than the federal statutory rate due to the impact of work opportunity and other employment tax credits and due to state tax benefits. The rate for 2003 was lower than the federal statutory rate of 35.0% as a result of the state tax expense impact that reduced the overall tax benefit on operating losses.

•       Discontinued operations incurred pre-tax losses of $14.0 million in 2004, which includes losses primarily from the United Kingdom and Asia Pacific staffing operations and the call centers of $9.6 million and an estimated loss on sale of $4.4 million during 2004.

•       DSO increased to 60 days at the end of 2004 compared with 55 days at the end of 2003.

Discontinued Operations

During 2004, we assessed the profitability of our operations and made decisions to exit five business units. We sold our court reporting business and our staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands during 2004. The remaining business unit, the call center outsourcing business, was comprised of four call centers, of which three were sold in 2005 and the fourth one is undergoing due diligence with a potential purchaser. If that sale cannot be completed we will report this unit in continuing operations. These business units’ operating results are included in discontinued operations in the accompanying consolidated statements of operations through the dates of their disposition.

For the fiscal years ended January 1, 2006, December 31, 2004 and December 26, 2003, discontinued operations through the dates of their disposition, as applicable, had revenues of $20.4 million, $226.7 million and $340.7 million, respectively, and had pre-tax operating losses of $5.9 million, $9.6 million and $14.9 million, respectively.

During 2005, we recorded, a charge of $5.7 million for the estimated settlement of certain warranty indemnification and other matters associated with our former operations in Australia and the United Kingdom.

See Note 2, Discontinued Operations, in the accompanying consolidated financial statements for further discussion.

Restructuring and Other Charges

The following is a summary of current and prior period restructuring activities. This should be read in conjunction with Note 13, Restructuring and Other Charges, in the accompanying consolidated financial statements. A summary of the charges is as follows (in thousands):

	Fiscal Years
	2005	2004	2003
Restructuring	$2,230	$3,431	$4,811
Restructuring reversal of over accrual	(175)	(672)	(606)
Other charges	(292)	5,636	—
	$1,763	$8,395	$4,205

Restructuring Charges

Restructuring charges for the year ended January 1, 2006 totaled $2.2 million for severance related costs for the elimination of 112 positions. The restructuring charges were primarily as a result of an announced termination of a customer contract and other changes within the managed services portion of the Staffing Services operating segment.

During the second half of 2003, we identified certain cost reduction opportunities primarily related to the realignment of our operating segments and the implementation of our enterprise-wide information system and adopted a restructuring plan (the “2003 Plan”) to eliminate redundancies, reduce excess capacity and centralize business support functions. Restructuring charges relating to this plan totaled $3.4 million and $4.8 million for the years ended December 31, 2004 and December 26, 2003, respectively.

The charges above were partially offset by the reversal of $0.2 million, $0.7 million and $0.6 million for 2005, 2004 and 2003, respectively, due to the favorable resolution of prior year restructuring items.

Other Charges

During the second quarter of 2005, we identified $0.3 million of other charges recorded in the prior year for facility closures that were unnecessary and reversed these charges to income. During 2004, we incurred other charges of $5.6 million to terminate the employment contract of our former chief executive officer.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring and other charges and gain (loss) on retirement of debt). All material intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the consolidated statements of operations.

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of changes in accounting principle for the periods indicated are as follows (in thousands):

	Fiscal Years
	2005		2004		2003
		% of Total		% of Total		% of Total
Revenues:
Staffing Services	$1,521,486	77.2%	$1,623,133	79.9%	$1,382,964	79.8%
Professional Services	450,179	22.8%	409,582	20.1%	350,797	20.2%
Total	$1,971,665	100.0%	$2,032,715	100.0%	$1,733,761	100.0%
		% of Revenues		% of Revenues		% of Revenues
Gross Profit:
Staffing Services	$291,147	19.1%	$297,147	18.3%	$275,243	19.9%
Professional Services	143,143	31.8%	128,464	31.4%	112,885	32.2%
Total	$434,290	22.0%	$425,611	20.9%	$388,128	22.4%
Segment Operating Profit:
Staffing Services	$24,917	1.6%	$25,475	1.6%	$29,746	2.2%
Professional Services	19,236	4.3%	19,769	4.8%	4,717	1.3%
Total	44,153	2.2%	45,244	2.2%	34,463	2.0%
Unallocated corporate costs	(13,832)		(20,637)		(30,801)
Amortization expense	(416)		(543)		(448)
Interest expense	(3,205)		(5,766)		(6,178)
Interest income	4,072		3,815		5,105
Restructuring and other charges	(1,763)		(8,395)		(4,205)
Gain (loss) on retirement of debt	—		(841)		313
Earnings (loss) from continuing operations before income taxes and discontinued operations	$29,009		$12,877		$(1,751)

Segment Operating Results

Staffing Services

Information on the Staffing Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Fiscal Years
	2005		2004		2003
		% of Total		% of Total		% of Total
Revenue by Skill*:
Clerical	$935,523	61.5%	$1,022,651	63.0%	$925,121	66.9%
Light Industrial	585,963	38.5%	600,482	37.0%	457,843	33.1%
Segment Revenue	$1,521,486	100.0%	$1,623,133	100.0%	$1,382,964	100.0%
Revenue by Service:
Temporary Staffing	$1,312,515	86.2%	$1,310,755	80.8%	$1,054,516	76.2%
Managed Services*	191,232	12.6%	297,627	18.3%	316,355	22.9%
Permanent Placement	17,739	1.2%	14,751	0.9%	12,093	0.9%
Segment Revenue	$1,521,486	100.0%	$1,623,133	100.0%	$1,382,964	100.0%
Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	16.8%		15.7%		17.0%
Managed Services	27.8%		25.7%		26.5%
Permanent Placement	100.0%		100.0%		100.0%
Total Staffing Services	19.1%		18.3%		19.9%

*                    Managed services revenue and revenue by skill for 2004 and 2003 have not been adjusted for the movement of certain managed services contracts within Staffing Services during the second quarter of 2005 to temporary staffing within Professional Services. The amount moved for the fiscal year ended January 1, 2006 was $14.1 million. Management responsibility for these contracts moved to Professional Services.

Fiscal 2005 Compared with 2004

Revenues—Staffing Services revenue decreased 6.3% to $1,521.5 million in 2005 from $1,623.1 million in the prior year, or 5.1% after considering the impact of the 53rd week in 2004. Revenue decreases are primarily due to a decrease in managed services of $106.4 million, which includes the loss of one large managed service customer and several smaller contracts primarily as the result of the intentional exit of certain staffing clients who did not meet minimum thresholds, lower outplacement revenues due to a slowdown in corporate downsizing trends, the movement of $14.1 million in revenue for locally based technology services contracts from this segment to our Professional Services segment. The U.S. economy has continued to produce solid job growth, however, the GDP increase has slowed down to 3.5% from 4.4% in the prior year. In this segment, revenues from our largest 250 customers decreased while revenues from our smaller customers increased due to our focus in targeted growth with small and mid-sized customers. Customers in the telecommunications, information technology (IT), manufacturing, media and pharmaceutical industries represented our largest revenue decrease. This decrease was partially offset by higher growth in the transportation, service, retail and food services industries.

•       By skill—Clerical revenue decreased 8.5% and light industrial revenue decreased 2.4% from prior year levels, or 7.4% and 1.2% after considering the impact of the 53rd week in 2004. The decrease in clerical revenues was primarily due to decreases in managed services as discussed below.

•       By service—Managed services revenue decreased 35.7% from prior year levels due to the loss of one large managed service customer and several smaller contracts, lower outplacement revenues due to a slowdown in corporate downsizing trends and, the movement of $14.1 million in revenue for locally based technology services contracts from this segment to our Professional Services segment. During 2005, managed services revenues stabilized and showed sequential growth of 3.4% in the fourth quarter of 2005 compared with the prior quarter as a result of an increase in recruitment outsourcing activity. Permanent placement revenues increased 20.3% over the prior year due to the addition of recruiters. Temporary staffing revenue improved slightly over the prior year despite the impact of the extra week in 2004. During 2005 we focused on pricing discipline and our growth may have been somewhat limited from potential and some existing customers that did not meet minimum pricing thresholds.

Gross Profit—Gross profit decreased 2.0% to $291.1 million from $297.1 million in the prior year. The overall gross profit margin was 19.1% in 2005 compared with 18.3% in the prior year, or an increase of 80 basis points. The increase in the gross profit margin was primarily due to (i) pricing increases which resulted in improved pay/bill spreads and higher profit recruitment processing outsourcing (75 basis points) and (ii) a decrease in insurance costs (60 basis points), particularly for workers’ compensation due to improvements in prior year loss estimates, improved safety programs, and favorable law changes. These increases were partially offset by a shift in service mix away from the managed services (40 basis points) and higher state unemployment taxes (15 basis points).

Segment Operating Profit—Staffing Services segment operating profit was $24.9 million compared with $25.5 million in the prior year. The decrease from prior year was due to lower gross profits of $6.0 million partially offset by lower operating expenses of $5.4 million. Operating expenses decreased 2.0% compared with 2004, a slower decline than the revenue decrease of 6.3%. Decreases in operating expenses were primarily associated with cost reductions made due to the managed services customer loss and lower outplacement activity. Operating expenses as a percentage of revenue increased to 17.5% compared with 16.7% in the prior year primarily due to revenue volume decreases at a higher rate than cost reductions.

Outlook—The market remains highly competitive and is characterized by intense pricing pressures and competitive bidding. We plan to monitor pricing practices so that we can grow at market rates while maintaining pricing discipline. If the US economy continues to produce solid job growth, we would expect to see continued increases in permanent placement and temporary staffing. The outlook for managed services in 2006 appears to be stabilizing, and we expect to see increased recruitment outsourcing opportunities. We plan to continue focusing our resources by continuing to target small and mid-sized customers where pricing pressures tend to be less severe. We will also try to increase account penetration by building on relationships with existing clients to whom we are currently providing services. Despite these efforts and economic growth, there is no assurance that revenues will grow in 2006.

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

Professional Services

Information on the Professional Services operating segment’s skill sets and service lines for the periods indicated are as follows (in thousands):

	Fiscal Years
	2005		2004		2003
		% of Total		% of Total		% of Total
Revenue by Skill*:
Information Technology	$288,309	64.1%	$267,108	65.2%	$229,186	65.3%
Finance & Accounting	105,001	23.3%	94,190	23.0%	83,393	23.8%
Other	56,869	12.6%	48,284	11.8%	38,218	10.9%
Segment Revenues	$450,179	100.0%	$409,582	100.0%	$350,797	100.0%
Revenue by Service:
Temporary Staffing*	$402,286	89.4%	$368,788	90.0%	$319,699	91.1%
Permanent Placement	47,893	10.6%	40,794	10.0%	31,098	8.9%
Segment Revenues	$450,179	100.0%	$409,582	100.0%	$350,797	100.0%
Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	23.7%		23.8%		25.6%
Permanent Placement	100.0%		100.0%		100.0%
Total Professional Services	31.8%		31.4%		32.2%

*                    Temporary staffing revenue and revenue by skill for 2004 and 2003 have not been adjusted for the movement of certain managed services contracts within Staffing Services during the second quarter of

2005 to Professional Services. The amount moved for the fiscal year ended January 1, 2006 was $14.1 million. Management responsibility for these contracts moved to Professional Services.

Fiscal 2005 Compared with 2004

Revenues—Professional Services revenue increased 9.9%, or $40.6 million, to $450.2 million in 2005 from $409.6 million in the prior year, or 11.7% after considering the impact of the 53rd week in 2004. Customer demand continued to be strong in 2005 and revenue also increased as a result of continued investments in hiring of additional sales and recruiting staff. Most of the increase, $33.5 million, was in temporary staffing revenues and included $14.1 million due to the movement in revenue for locally based technology service contracts from our Staffing Services segment to this segment.

•       By skill—Finance and accounting increased 11.5% largely due to continued strong demand, which was primarily due to increased regulatory reporting requirements for US public companies. Information technology (“IT”) increased 2.7% from the prior year (excluding the movement in 2005 of approximately $14.1 million of locally based technology services contracts from Staffing Services) due to increased temporary staffing and permanent placement demand. Revenue from other skills increased primarily due to increased demand for temporary staffing in the legal, human resources, and sales and marketing sectors.

•       By service—Temporary staffing increased 9.1% primarily due to continued demand for finance and accounting and IT personnel and the movement of $14.1 million of locally based technology services contracts from Staffing Services. Permanent placement revenue increased 17.4% primarily as a result of an increased focus on IT combined with the addition to the recruiter headcount.

Gross Profit—Professional Services gross profit increased 11.4% to $143.1 million from $128.5 million in the same prior year period. The overall gross profit margin was 31.8% in 2005 compared with 31.4% in the prior year. This 40 basis point increase in gross profit margin is primarily due to lower employee benefits and paid time off costs (90 basis points), and a change in service mix as permanent placement has grown faster than temporary staffing (50 basis points). These increases were partially offset by (i) the impact that a change in customer mix had on overall pay/bill spreads; in 2005, we focused on expanding our penetration within existing accounts which have lower pricing (80 basis points) and (ii) higher state unemployment taxes (20 basis points).

Segment Operating Profit—Professional Services segment operating profit was $19.2 million compared with $19.8 million in the prior year. The decrease in operating profit from the prior year was the result of the increase in gross profits of $14.6 million, described above, being more than offset by an increase in operating expenses of $15.2 million. Operating expenses as a percentage of revenues increased to 27.5% compared with 26.5% in the prior year. The increase in operating expenses is primarily due to (i) increased incentive compensation as a result of higher volume, (ii) higher employee costs as a result of growth in personnel due to increased sales and recruiter headcounts, and the initial investment in staff as they increase their productivity levels, and (iii) increased candidate advertising expense.

Outlook—In 2005, Professional Services benefited from the continuation of the 2004 trends of job growth and client investment. The technology skill set experienced continued growth throughout 2005. Growth in IT in 2006 is expected to continue, however, it will largely depend on our ability to further penetrate existing client relationships upon customer project related work. We expect to continue capitalizing on these growth opportunities as a result of the investments we made in 2005 in additional sales and recruiting personnel. Within the finance and accounting skill sets, we expect growth to continue but possibly at a lower rate as projects which resulted from the increased regulatory environment, transition from implementation to maintenance. As a result, there is no assurance that revenues for the finance and accounting skill sets will continue to grow at the same pace in 2006.

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

Gross Profit—Professional Services gross profits increased 13.8% to $128.5 million in 2004 from $112.9 million in the prior year. The overall gross profit margin was 31.4% in 2004 compared with 32.2% in the prior year or an 80 basis point decrease. This decrease in gross profit margin is due to lower pay/bill spreads experienced in the second half of 2004 (200 basis points), increased state unemployment and federal employment taxes (30 basis points). These factors have been partially offset by a shift in business mix towards permanent placement business (80 basis points), and lower employee benefit costs (70 basis points).

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

Unallocated corporate costs

2005 compared with 2004—Unallocated corporate costs decreased $6.8 million to $13.8 million in 2005 compared with $20.6 million in 2004. The decrease is primarily due to lower costs as a result of the impact of our enterprise-wide information system which was completed during 2004. As a percentage of consolidated revenue, these costs were 0.7% during 2005 compared with 1.0% in 2004.

2004 compared with 2003—Unallocated corporate costs decreased 33.0% to $20.6 million in 2004 compared to $30.8 million in 2003. Unallocated corporate costs decreased in 2004 primarily as a result of the following items: decreases in general corporate overhead ($3.6 million); lower non-capitalizable costs related to the implementation of our enterprise-wide information system ($1.6 million); the recovery of an amount owed under a purchase agreement that was written-off in 2002; and a favorable judgment in the Interim HealthCare lawsuit. During 2004, we recovered $1.4 million owed under a purchase agreement that was written-off in 2002 associated with the sale of a business, unpaid rent costs and the related legal fees. The favorable judgment in the Interim HealthCare lawsuit resulted in a total decrease of $3.6 million in unallocated corporate costs from 2003. See Note 12, Commitments and Contingencies in the accompanying consolidated financial statements for further discussion. As a percentage of consolidated revenues, unallocated corporate costs were 1.0% during 2004 compared to 1.8% in 2003.

Liquidity and Capital Resources

Historically, we have financed our operations through existing cash balances, operating cash flows and revolving lines of credit. Our principal uses of cash are capital expenditures, working capital needs and repayment of debt. The nature of our business requires payment of wages to our temporary employees and consultants on a weekly basis, while payments from customers are received afterwards. Our DSO at January 1, 2006 was 54 days.

Cash Flows

As of January 1, 2006, we had total cash resources available of $30.2 million (an increase of $25.0 million from December 31, 2004). In 2005 we continued paying-off our long term debt, and as of January 1, 2006, we have $6.9 million in short-term and long-term debt, a decrease of $42.4 million compared with December 31, 2004. Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows (in thousands):

	Fiscal Years
	2005	2004	2003
Cash Provided By (Used In):
Operating Activities	$72,285	$6,077	$50,040
Investing Activities	18,740	33,997	(82,241)
Financing Activities	(66,148)	(56,322)	(14,047)
Effect of exchange rates on cash	132	154	2,040
Net increase (decrease) in cash and cash equivalents	$25,009	$(16,094)	$(44,208)

Operating cash flows

Operating cash flows for 2005 of $72.3 million are primarily comprised of earnings of $12.0 million plus the accrual for loss on disposal of discontinued operations of $5.7 million, plus non-cash depreciation and amortization of $21.9 million, a reduction in working capital of $21.4 million and a non-cash deferred income tax expense of $6.3 million. Working capital was reduced primarily due to (i) lower accounts receivable as we lowered DSO from 60 days at the end of December 2004 to 54 days as of January 1, 2006 and as we collected accounts receivable from higher revenues in the prior period, and (ii) the receipt of an income tax refund of $7.5 million. Reductions in accounts receivable and tax refunds received were partially offset by increases in payouts for accounts payable and accrued liabilities. Each one day decrease in DSO approximates $5.5 million of working capital.

Operating cash flows for 2004 of $6.1 million are primarily comprised of earnings, excluding the gain on disposal of discontinued operations, of $8.8 million plus non-cash expenses for depreciation and amortization of $28.8 million, offset by working capital usage of $34.0 million and a non-cash deferred income tax benefit of $8.9 million. Working capital was used primarily to fund accounts receivable as DSO increased to 60 days from 55 days in the prior year.

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

Investing cash flows

Cash provided by investing activities for 2005 of $18.7 million is primarily related to (i) net withdrawals of $19.1 million from our insurance deposits for claim payments, (ii) proceeds from a note receivable from the 2004 sale of our Australian subsidiary, (iii) proceeds from the dispositions of our call centers of $1.4 million, and (iv) collections on franchise notes, partially offset by capital expenditures of $9.7 million. Capital expenditures were primarily for further enhancements to our enterprise-wide information system and for client and candidate facing software improvements.

Investing cash flows for 2004 of $34.0 million are primarily related to proceeds from the sale of discontinued operations of $43.7 million, offset by capital expenditures of $12.1 million. Proceeds from the sale of discontinued operations (net of cash sold) included $2.0 million, $13.7 million, $25.4 million and $2.6 million from the sale of our operations in The Netherlands, Asia/Pacific region, United Kingdom and the court reporting business, respectively. Capital expenditures included the investment in our enterprise-wide information system, which amounted to $5.8 million.

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

We expect our total 2006 capital expenditures to be between $16.0 million and $18.0 million and to be funded through operating cash flow or through borrowings under our existing revolving lines of credit.

Financing cash flows

Financing cash outflows for 2005 of $66.1 million are primarily due to the repayments of borrowings from lines of credit and notes payable of $45.7 million and the repurchase of common stock of $24.0 million. On May 24, 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock. Share repurchases continue to be made in open-market transactions or in privately negotiated transactions, and may continue up to the six million shares authorized. The repurchase program does not require Spherion to acquire any specific number of shares and may be terminated at any time.

Financing cash outflows for 2004 of $56.3 million are primarily due to the retirement of the remaining 4 1/2% convertible subordinated notes in the amount of $89.7 million, partially offset by net borrowings from lines of credit used to fund working capital.

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

We have a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of our domestic accounts receivable. At our option, the amount available can be increased to $300.0 million. As of January 1, 2006, there were no amounts outstanding under this facility and as of

December 31, 2004, there was $25.0 million outstanding. Total availability under this facility was $189.2 million as of January 1, 2006 and is calculated as eligible receivables of $221.0 million, less: amounts outstanding, letters of credit of $4.1 million and a one week payroll reserve of $27.7 million. Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 5.96% (LIBOR plus a spread) or approximately 7.00% (prime plus a spread) as of January 1, 2006. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum. This line of credit expires in 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This facility provides up to CAD$13.0 million of on-balance sheet financing (approximately $11.2 million at current exchange rates). As of January 1, 2006, there were no borrowings outstanding under this facility, and as of December 31, 2004, there was $7.1 million outstanding. As of January 1, 2006, the interest rate for amounts borrowed on this facility would have approximated 6.0% (Canadian prime plus a spread). We incurred interest charges under this facility at an average interest rate approximating 5.25% during 2005. A commitment fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. We guarantee the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. At January 1, 2006, we were in compliance with the requirements of these covenants.

During 2004, we retired our remaining U.S. dollar convertible subordinated notes (the “Notes”) and paid a premium of $0.6 million to retire the Notes and wrote-off the remaining bond issuance costs of $0.2 million, both of which are included in “Other gain (loss)” in the accompanying consolidation statements of operations. During 2003, we retired an aggregate face value of $7.0 million of the Notes for a purchase price of $6.6 million. We recorded a gain, net of bond issuance cost write-offs of $0.3 million for the fiscal year ending December 26, 2003, which is included in “Other gain (loss)” in the accompanying consolidated statements of operations.

In October 2000, we issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC. These notes were paid off in full at the end of the third quarter in 2005.

We have a voluntary non-qualified deferred compensation plan for highly compensated employees who are not eligible to participate in Spherion’s 401(k) Benefit Plan. The plan is not funded, however, we maintained investments of $12.9 million, at January 1, 2006, which are included in “Intangibles and other assets” in the accompanying consolidated balance sheets. In January 2006, we surrendered the remaining company-owned life insurance policies of $12.9 million and invested these funds and an additional $10.7 million in a portfolio of mutual funds to fully match the deferred compensation liability of this plan.

Contractual Obligations and Commitments (in thousands)

	Payments due by period
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations	$2,237	$1,638	$300	$299	$—	$—	$—
Capital lease obligation	5,056	1,589	1,189	636	636	635	371
Operating lease obligations(1)	67,891	24,169	18,197	11,563	7,621	3,988	2,353
Purchase obligations(2)	94,765	22,799	19,187	15,404	14,760	14,774	7,841
Total	$169,949	$50,195	$38,873	$27,902	$23,017	$19,397	$10,565

(1)          Operating lease obligations for rent and equipment will be offset by future sublease income of $2.8 million in 2006, $2.8 million in 2007, $2.7 million in 2008, $2.6 million in 2009, $0.8 million in 2010 and thereafter.

(2)          Purchase obligations include normal and customary contracts and minimum spend contracts in the ordinary course of business, primarily information technology, outsourcing and maintenance contracts.

In connection with the acquisition of our Canadian franchise in 2003 we entered into a put/call agreement with the minority interest holder, whereby the minority interest holder can put the remaining 15% interest in the Canadian operations back to us any time after January 1, 2006, or, as amended, we can call the remaining 15% interest any time after January 1, 2008. If the put or the call were exercised, the purchase price would be primarily determined based upon the net assets and gross profits from this operation in future periods. Based upon these factors, the estimated purchase price using 2005 operating results and net assets as of the end of the year would approximate $3.0 million. As this amount is not determinable or certain to be paid at this point in time, it is not included in the table above.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

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

Allowance for Doubtful Accounts—Management analyzes aged receivables and the related allowance for doubtful accounts on a quarterly basis. We use historical experience in assessing the adequacy of the reserve and this includes reviewing: net write-offs in relation to revenues, the allowance in comparison to the gross accounts receivable balance and comparative agings. Receivables deemed by management to be uncollectible based on historical trends, are reserved for and/or consequently written-off. Historically, losses from uncollectible accounts have not exceeded our allowance. Due to the judgment used in making these assumptions, the ultimate amount of accounts receivable that become uncollectible could differ from our original estimate due to a worsening financial position in the economy or with our customers and could result in charges or credits to amounts recorded in selling, general and administrative expenses.

Intangible Assets—As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized, and are tested for impairment on an annual basis, or earlier if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Spherion performs its annual impairment test of goodwill as of its November month-end. The 2005, 2004 and 2003 tests did not indicate the existence of impairment. Even though these annual impairment tests did not result in impairment, due to the judgment inherent in estimating future cash flows, there could be further charges in future years to operations for up to the full value of our goodwill balance, which is currently $48.9 million, if the markets in which we operate decline or if the market values of competitors decrease.

Accrued Self-Insurance Losses—We retain a portion of the risk under our workers’ compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs. Estimated losses for workers’ compensation, general liability/professional liability and employment practices have been discounted at 4.4% and 4.2% at January 1, 2006 and December 31, 2004, respectively, and are based on actuarial estimates. Changes in legislation, the cost of health care services, claims processing costs, or increased litigation could affect the adequacy of these estimated liabilities. Prolonged changes in interest rates for risk-free U.S. government bonds could also affect the discount rate used in estimating these liabilities. An increase or decrease of 1% in the discount rate would result in a reduction or increase, respectively, to pre-tax expense of approximately $1.7 million. Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to operations in the period determined. Due to the judgment used in recording these reserves, the ultimate amount of reserves that are needed could differ significantly from our original estimate and could result in charges or credits to amounts recorded in cost of services and /or selling, general and administrative expenses.

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

No stock-based employee compensation cost relating to stock options is reflected in net earnings (loss), as all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, our net earnings for the year ended January 1, 2006 would have been $10.1 million or $0.16 per diluted share. The fair value of options at grant date was estimated using the Black-Scholes multiple option model. Changes in any of the assumptions used in this model for 2005 (expected life of 3.3 years, a weighted-average risk free interest rate of 3.6%, volatility of 52% and no expected dividends), would change the weighted average per share fair value of $3.14. SFAS No. 123(R), “Share-Based Payment,” issued in December 2004, requires us to expense stock options beginning in fiscal year 2006. At that time, changes or additions to assumptions or a change in the option-pricing model used, will impact our financial operating results. If our stock continues to experience a high degree of price volatility or if employees begin to hold options for a longer period of time, the fair value of our options and our cost would increase. The assumptions we used are based upon our historical experience, however future results could differ from these assumptions.

Income Taxes—At January 1, 2006, we had a net deferred tax asset of $161.2 million. This deferred tax asset was evaluated under the guidelines of SFAS No. 109, “Accounting for Income Taxes,” and a determination on the basis of objective factors was made that the asset will be realized through future years taxable earnings. If we determine that future taxable earnings will be insufficient to recover the deferred tax assets, we will be required to write-off all or a portion of the deferred tax asset by a charge to earnings. These objective factors include historical taxable income, normalized for non-recurring income and expense items. Using an average of this income projected to future years, if the asset can be recovered within the statutory carryforward periods there is no impairment. If our future earnings, after being adjusted for non-recurring items, should decrease from present levels and remain low for a period of 1 to 2 years, there could be impairment of the existing deferred tax asset.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies in the accompanying consolidated financial statements for discussion of New Accounting Pronouncements.

Inflation

The effects of inflation on our operations were not significant during the periods presented in the accompanying consolidated financial statements.

Seasonality And Cyclical Nature Of Business

Seasonality—Our businesses are seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season. We typically experience a decrease of approximately 5 to 10% in our first quarter revenues in comparison with fourth quarter revenues. The decrease in first quarter revenues in comparison with the preceding fourth quarters for 2005, 2004 and 2003 was 12%, 0%, and 8%, respectively. First quarter revenues of 2005 compared with the preceding fourth quarter growth decreased partially due to the fact that first quarter 2005 was comprised of twelve weeks, whereas fourth quarter 2004 was comprised of thirteen. First quarter revenues of 2004 in comparison with the preceding fourth quarter growth remained stable due to a higher volume of contract-based work in managed services and increased demand experienced from the economic recovery. The fluctuation of first quarter revenues of 2003 was usual to the seasonality of the business.

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

Forward Looking Statements—Safe Harbor

In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Annual Report on Form 10-K or incorporated by reference herein. This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in Item 1A, Risk Factors. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors discussed in Item 1A, Risk Factors.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 1, 2006, approximately $27.1 million of cash and cash equivalents were invested in investment grade money market mutual funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration.

Our exposure to interest rate risk related to debt has been minimized since we currently have no outstanding variable debt as of January 1, 2006. At December 31, 2004, our outstanding variable-rate debt was $40.1 million. Based on the outstanding balance as of December 31, 2004, a change of 1.0% in the interest rate would have caused a change in interest expense of approximately $0.4 million in 2004, on an annual basis.

From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging are foreign currency denominated receivables and payables, intercompany loans and firm committed transactions and dividends related to foreign subsidiaries. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from outside sources. As of January 1, 2006, we had two outstanding forward contracts to sell €0.2 million in January 2006 and 2007, and one outstanding forward contract to sell CAD$5.4 million in March 2006. We also had one outstanding forward contract to sell 4.8 million Australian dollars which was settled in 2005.

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

The carrying amount of cash and cash equivalents, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. Our insurance deposits earn a fixed interest rate as determined at the time of funding and are carried at fair value or $78.0 million and $92.9 million as of January 1, 2006 and December 31, 2004, respectively. Company-owned life insurance policies are carried at fair market value which approximated $12.9 million and $16.7 million as of January 1, 2006 and December 31, 2004, respectively.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 1, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ ROY G. KRAUSE	/s/ MARK W. SMITH
Roy G. Krause President and Chief Executive Officer	Mark W. Smith Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Spherion Corporation

Fort Lauderdale, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Spherion Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2006 of the Company and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Spherion Corporation

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Spherion Corporation and subsidiaries (“Spherion”) as of January 1, 2006 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Spherion’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spherion Corporation and subsidiaries as of January 1, 2006 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spherion’s internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Spherion’s internal control over financial reporting and an unqualified opinion on the effectiveness of Spherion’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 24, 2006

SPHERION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Fiscal Years Ended
	January 1,	December 31,	December 26,
	2006	2004	2003
Revenues	$1,971,665	$2,032,715	$1,733,761
Cost of services	1,537,375	1,607,104	1,345,633
Gross profit	434,290	425,611	388,128
Selling, general and administrative expenses	404,385	401,547	384,914
Interest expense	3,205	5,766	6,178
Interest income	(4,072)	(3,815)	(5,105)
Restructuring and other charges	1,763	8,395	4,205
Other (gain) loss	—	841	(313)
	405,281	412,734	389,879
Earnings (loss) from continuing operations before income taxes and discontinued operations	29,009	12,877	(1,751)
Income tax (expense) benefit	(9,663)	2,319	166
Earnings (loss) from continuing operations before discontinued operations	19,346	15,196	(1,585)
Discontinued operations:
Loss from discontinued operations before income taxes	(11,629)	(13,970)	(16,114)
Income tax benefit	4,312	34,603	3,786
Earnings (loss) from discontinued operations	(7,317)	20,633	(12,328)
Net earnings (loss)	$12,029	$35,829	$(13,913)
Earnings (loss) per share—Basic:
Earnings (loss) from continuing operations before discontinued operations	$0.32	$0.25	$(0.03)
Earnings (loss) from discontinued operations	(0.12)	0.34	(0.21)
	$0.20	$0.59	$(0.23)
Earnings (loss) per share—Diluted:
Earnings (loss) from continuing operations before discontinued operations	$0.31	$0.24	$(0.03)
Earnings (loss) from discontinued operations	(0.12)	0.33	(0.21)
	$0.20	$0.58	$(0.23)
Weighted average shares used in computation of earnings (loss) per share:
Basic	60,938	61,036	59,951
Diluted	61,430	62,313	59,951

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	January 1,	December 31,
	2006	2004
Assets
Current Assets:
Cash and cash equivalents	$30,163	$5,154
Receivables, less allowance for doubtful accounts of $4,708 and $7,077	292,742	352,606
Deferred tax asset	9,155	19,263
Income tax receivable	4,231	12,363
Insurance deposit	24,914	26,436
Other current assets	14,618	18,885
Assets of discontinued operations	1,661	4,772
Total current assets	377,484	439,479
Goodwill	48,861	48,757
Property and equipment, net of accumulated depreciation of $114,038 and $104,111	88,546	97,683
Deferred tax asset	152,084	149,436
Insurance deposit	53,115	66,482
Other assets	22,554	28,429
	$742,644	$830,266
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$93,542	$108,308
Accrued salaries, wages and payroll taxes	62,605	62,956
Revolving lines of credit	—	32,131
Accrued insurance reserves	27,503	34,135
Accrued income tax payable	51,792	57,765
Current portion of long-term debt and short-term borrowings	3,141	12,398
Accrued restructuring and other current liabilities	8,846	10,470
Liabilities of discontinued operations	146	1,488
Total current liabilities	247,575	319,651
Long-term debt, net of current portion	3,735	4,766
Accrued insurance reserves	28,119	28,879
Deferred compensation and other long-term liabilities	24,710	32,678
Total liabilities	304,139	385,974
Commitments and contingencies (see Notes 2 and 12)
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 6,510,739 and 4,238,678 shares, respectively	(56,299)	(40,430)
Additional paid-in capital	845,056	847,806
Accumulated deficit	(354,742)	(366,771)
Accumulated other comprehensive income	3,837	3,034
Total stockholders’ equity	438,505	444,292
	$742,644	$830,266

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Fiscal Years Ended January 1, 2006, December 31, 2004 and December 26, 2003

(amounts in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income/(Loss)	Total
Balance as of December 27, 2002	$653	$(66,860)	$859,551	$(388,687)	$(644)	$404,013
Comprehensive income:
Net loss	—	—	—	(13,913)	—	(13,913)
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	10,508	10,508
Foreign currency translation adjustments related to the sale of The Netherlands technology subsidiary	—	—	—	—	5,904	5,904
Comprehensive income						2,499
Proceeds from exercise of employee stock options, including tax benefit	—	4,670	(2,463)	—	—	2,207
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	3,092	(2,042)	—	—	1,050
Treasury stock reissued and compensation earned in connection with deferred compensation	—	4,127	(2,051)	—	—	2,076
Balance as of December 26, 2003	653	(54,971)	852,995	(402,600)	15,768	411,845
Comprehensive income:
Net income	—	—	—	35,829	—	35,829
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	1,028	1,028
Foreign currency translation adjustments related to the sale of The Netherlands, Asia/ Pacific and the United Kingdom subsidiaries	—	—	—	—	(13,762)	(13,762)
Comprehensive income						23,095
Proceeds from exercise of employee stock options, including tax benefit	—	10,020	(3,241)	—	—	6,779
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	1,552	(604)	—	—	948
Treasury stock reissued and compensation earned in connection with deferred compensation	—	2,969	(1,344)	—	—	1,625
Balance as of December 31, 2004	653	(40,430)	847,806	(366,771)	3,034	444,292
Comprehensive income:
Net income	—	—	—	12,029	—	12,029
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	803	803
Comprehensive income						12,832
Proceeds from exercise of employee stock options, including tax benefit	—	5,531	(1,717)	—	—	3,814
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	1,193	(511)	—	—	682
Treasury stock reissued and compensation earned in connection with deferred compensation	—	1,426	(522)	—	—	904
Treasury stock purchases	—	(24,019)	—	—	—	(24,019)
Balance as of January 1, 2006	$653	$(56,299)	$845,056	$(354,742)	$3,837	$438,505

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Years Ended
	January 1,	December 31,	December 26,
	2006	2004	2003
Cash Flows from Operating Activities:
Net earnings (loss)	$12,029	$35,829	$(13,913)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Discontinued operations (gain) loss on disposal, net of income tax benefit	6,665	(27,053)	4,101
(Gain) loss on retirement of debt	—	841	(313)
Depreciation and amortization	21,906	28,844	29,262
Deferred income tax expense (benefit)	6,313	(8,864)	(10,154)
Restructuring and other charges	1,763	10,508	5,213
Other non-cash charges	2,192	4	7,396
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	62,767	(69,210)	(38,687)
Other assets	2,551	(2,158)	3,246
Income tax receivable	8,484	17,844	96,470
Accounts payable, accrued liabilities and other liabilities	(49,016)	24,675	(10,522)
Accrued income taxes	—	2,078	(16,253)
Restructuring liabilities	(3,369)	(7,261)	(5,806)
Net Cash Provided by Operating Activities	72,285	6,077	50,040
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	1,376	43,745	1,000
Acquisitions and earn-out payments, net of cash acquired	(887)	(312)	(17,217)
Capital expenditures	(9,651)	(12,050)	(60,453)
Insurance (deposits) reimbursements	19,054	3,855	(8,276)
Surrender of company-owned life insurance policies, net	4,179	—	—
Note receivable proceeds from sale of Australian subsidiary	3,781	—	—
Other	888	(1,241)	2,705
Net Cash Provided by (Used in) Investing Activities	18,740	33,997	(82,241)
Cash Flows from Financing Activities:
Debt repayments, net	(5,642)	(798)	(14,037)
Retirement of convertible notes	(8,000)	(90,323)	(6,602)
Net borrowings from lines of credit	(32,085)	29,407	—
Purchase of treasury stock	(24,020)	—	—
Proceeds from exercise of employee stock options	3,605	5,654	2,420
Other, net	(6)	(262)	4,172
Net Cash Used in Financing Activities	(66,148)	(56,322)	(14,047)
Effect of exchange rates on cash and cash equivalents	132	154	2,040
Increase (decrease) in cash and cash equivalents	25,009	(16,094)	(44,208)
Cash and cash equivalents, beginning of period	5,154	21,248	65,456
Cash and cash equivalents, end of period	$30,163	$5,154	$21,248
Supplemental Cash Flow Information:
Cash (received) paid during the year for:
Income taxes	$(5,072)	$(13,157)	$(75,667)
Interest	$1,935	$4,926	$6,174
Non-cash activities:
Deferred purchase price from the sale of discontinued operations	$120	$3,160	$—
Short-term notes payable for purchase of software and related costs	$714	$4,042	$9,060
Debt assumed with Canadian acquisition	$—	$—	$10,889

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Spherion Corporation provides temporary staffing services, managed services and permanent placement services and currently operates in two countries: Canada and the United States. Temporary staffing is a service where Spherion’s employees work at customer locations and under the supervision of customer personnel. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal, engineering, sales and marketing, human resources, and administrative. Managed services includes services where Spherion manages aspects of a customer function such as: recruiting, administrative services, data center or network operations. Permanent placement is a service where Spherion employees locate talent on behalf of its customers, screen the candidates and assist in the recruitment efforts. Spherion has two operating segments, Staffing Services and Professional Services. Founded in 1946, Spherion is headquartered in Fort Lauderdale, Florida, and operates a network of over 650 locations.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities it is required to consolidate (“Spherion”). All material intercompany transactions and balances have been eliminated.

In accordance with Statement of Financial Standards Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities,” Spherion consolidates variable interest entities (VIE’s) for which it is the primary beneficiary. VIE’s are generally entities that lack sufficient equity to operate without additional financial support from other parties or are entities whose equity holders do not have adequate decision making authority. The primary beneficiary of a VIE is the party that absorbs the majority of the entity’s expected losses or receives the majority of the residual returns.

Spherion has evaluated the provisions of FIN 46R and determined that it applies to its two forms of franchise agreements for franchisees and licensees. Spherion has determined that these agreements by themselves do not create a VIE, but in some cases Spherion has provided financing under these agreements which does create a VIE. Spherion evaluates all VIE’s to determine if it is the primary beneficiary and consolidates VIE’s when it is the primary beneficiary.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.

Fiscal Year—Effective for 2005, Spherion changed its fiscal year end by two days from 52 or 53 weeks ending on the last Friday in December to 52 or 53 weeks ending on the last Sunday in December. This change conforms Spherion’s reporting periods to its normal weekly business cycle. This change did not have a material impact on Spherion’s quarterly or annual results of operations, cash flows or financial position. The fiscal years ended in January 1, 2006 (“Fiscal year 2005” or “2005”), December 31, 2004, and December 26, 2003 had 52, 53 and 52 weeks, respectively.

Cash and Cash Equivalents—All highly liquid investments with original maturities of 90 days or less at the time of purchase are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value due to the short-term maturities of these instruments.

Allowance for Doubtful Accounts—Accounts receivable are carried at the amount estimated to be collectible. Accordingly, allowances are provided for accounts receivable estimated to be uncollectible based on management’s best estimates based on historical write-off levels. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

Investments—Investments in company-owned life insurance policies are classified as trading securities and are reported at fair value with gains and losses included in earnings during the period incurred. The specific identification method is used to determine the cost of investments sold. Investments in company-owned life insurance policies are included in “Intangibles and other assets” in the accompanying consolidated balance sheets. Spherion did not have any investments in available-for-sale securities as of January 1, 2006 or December 31, 2004.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Trade names and other intangible assets are amortized on a straight-line basis over a period of approximately 5 years. See Note 3, Goodwill and Other Intangible Assets, for further discussion.

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

Capitalized Software Costs—Software which has been developed for internal use is accounted for in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Only costs incurred during the application development stage, including design, coding, installation and testing are capitalized. These capitalized costs include external consulting fees, software license fees and internal labor costs for employees directly associated with software development. Upgrades or modifications that result in additional functionality are capitalized, while upgrades or modifications that do not result in additional functionality are expensed as incurred.

Impairment of Long-Lived Assets—As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets should be tested for recoverability whenever events or circumstances indicate that their carrying amount may not be recoverable. Spherion evaluates the recoverability of long-lived assets at least annually to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate if and/or when an event or circumstance arises that would require it to do so. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the asset’s carrying value in excess of fair value. The estimated future cash flows of an asset or asset group are calculated on an undiscounted basis.

Accrued Self-Insurance Losses—Spherion retains a portion of the risk under its workers’ compensation, general liability/professional liability, employment practices liability and health insurance benefits programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Workers’ compensation losses, general liability/professional liability and employment practices liability losses have been discounted at 4.4% and 4.2% at January 1, 2006 and December 31, 2004, respectively, and are based on actuarial estimates. While management believes that the amount recorded for the liabilities is adequate, there can be no assurance that changes to management’s estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Spherion funds its workers’ compensation liability with an insurance deposit. This deposit was $78.0 million and

$92.9 million at January 1, 2006 and December 31, 2004, respectively, and is included in “Insurance deposit” in the accompanying consolidated balance sheets. The deposit will be used to fund claims and cannot be used for general corporate purposes.

Foreign Currency Translation—Spherion’s Canadian operation uses the Canadian dollar as its functional currency. Assets and liabilities of this operation are translated at the exchange rates in effect on the balance sheet date. Amounts included in Spherion’s Statements of Operations are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders’ equity as part of accumulated other comprehensive income.

Revenue Recognition—Spherion records revenues from sales of services by its company-owned and licensed operations and from royalties earned on sales of services by its franchised operations. Staffing and managed service revenues and the related labor costs and payroll are recorded in the period in which services are performed. Permanent placement revenues are recognized upon candidate start date. Allowances are established to estimate losses due to placed candidates not remaining employed for Spherion’s guarantee period. Spherion follows Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” in the presentation of revenues and expenses. This guidance requires Spherion to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Spherion is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records franchise royalties in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue” based upon the contractual percentage of franchise sales, in the period in which the franchisee provides the service. Franchise royalties, which are included in revenues, were $9.0 million, $8.4 million, and $7.3 million for the 2005, 2004 and 2003 fiscal years, respectively. The second form of franchising agreement is a licensee agreement where Spherion acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the licensee acts as Spherion’s agent providing certain sales and recruiting services. Accordingly, sales and costs of services generated by the licensed operation are recorded gross in Spherion’s consolidated statements of operations. Spherion pays the licensee a commission for acting as Spherion’s agent and this commission is based on a percentage of gross profit from the office managed by the licensee and averaged 70%, 68% and 68% for the fiscal years ended 2005, 2004 and 2003, respectively, of the licensed offices’ gross profit. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee’s full-time office employees.

Except in the circumstance where Spherion is required to consolidate certain licensees’ operations (see Note 14, Variable Interest Entities, for further discussion), Spherion’s consolidated statements of operations reflect the licensee commission as an expense, but do not include the rent, utilities and salaries of the full-time office employees since these expenses are the responsibility of the licensee. Spherion has credit risk for sales to its customers through licensee arrangements as Spherion pays all direct costs associated with providing temporary services before related accounts receivable are collected. Spherion has partially mitigated this risk by making the licensee responsible to reimburse Spherion up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however, Spherion bears the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollected amounts.

Income Taxes—Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Valuation allowances on deferred tax assets are recorded to the extent it is more likely than not that a tax benefit will not be realized. See Note 6, Income Taxes, for further discussion.

Earnings Per Share—Basic earnings (loss) per share is computed by dividing Spherion’s earnings (loss) by the weighted average number of shares outstanding during the period. When the effects of the common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing Spherion’s net earnings plus after-tax interest on the convertible notes, if applicable, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and deferred stock units. During 2004 and 2005, Spherion paid off its convertible subordinated notes and convertible promissory notes, respectively. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method. See Note 16, Earnings (Loss) Per Share, for further discussion.

Derivative Financial Instruments—From time to time, Spherion enters into foreign exchange forward contracts as part of the management of its foreign currency exchange rate exposures. These financial instruments are not held for trading purposes and none of the instruments are leveraged. All financial instruments are put into place to hedge specific exposures. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Spherion accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Gains and losses on contracts that hedge foreign currency commitments are recognized in earnings. As of January 1, 2006, Spherion had two outstanding forward contracts to sell €0.2 million in January 2006 and 2007, and one outstanding forward contract to sell CAD$5.4 million in March 2006. Spherion also had one outstanding forward contract to sell 4.8 million Australian dollars which was settled in 2005. Each of these derivatives had a fair value or cost to unwind that is not material to Spherion’s consolidated results of operations. Amounts receivable or payable under the agreements are included in “Other current assets” or “Other current liabilities” in the accompanying consolidated balance sheets.

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

Spherion has one primary stock option plan, the 2000 Stock Incentive Plan, which is described more fully in Note 8, Stock-Based Compensation Plans. As all options granted under this plan had exercise prices equal to the market value of the underlying common stock on the date of grant, Spherion has not historically or in the periods presented, recorded stock-based compensation cost in the determination of net earnings or loss. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if Spherion had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Fiscal Years
	2005	2004	2003
Net earnings (loss), as reported	$12,029	$35,829	$(13,913)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,917)	(2,957)	(3,063)
Pro forma net earnings (loss)	$10,112	$32,872	$(16,976)
Earnings (loss) per share:
Basic—as reported	$0.20	$0.59	$(0.23)
Basic—pro forma	$0.17	$0.54	$(0.28)
Diluted—as reported	$0.20	$0.58	$(0.23)
Diluted—pro forma	$0.16	$0.53	$(0.28)

The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

	Fiscal Years
	2005	2004	2003
Expected life (in years)	3.3	3.3	3.2
Interest rate	3.60%	2.72%	2.27%
Volatility	52.00%	55.00%	59.00%
Expected dividends	—	—	—
Weighted average per share fair value	$3.14	$3.55	$4.11

New Accounting Pronouncements and Interpretations— In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The standard also requires that entities apply a fair-value-based measurement method to account for share-based payment transactions with employees (excluding equity instruments held by employee share ownership plans). SFAS No. 123R is effective for Spherion for fiscal year 2006. Beginning with the first quarter of 2006, Spherion will record compensation expense related to outstanding employee stock options, in accordance with SFAS No. 123R. Based on current information, Spherion anticipates the impact of this item is approximately ($0.06) per share for the full year 2006.

2.   DISCONTINUED OPERATIONS

During 2004, Spherion assessed the profitability of its operations and made decisions to exit five of its business units. Spherion sold its court reporting business and its staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands during 2004. The remaining business unit, the call center outsourcing business, is comprised of four call centers, of which three were sold in 2005 and the fourth one is undergoing due diligence with a potential purchaser. If that sale cannot be completed we will report this unit in continuing operations. The sale of these subsidiaries required Spherion to provide customary representations and warranties to the purchasers and in some cases, required adjustments to the purchase price based upon working capital audits. These business units’ operating results are included in discontinued operations in the accompanying consolidated statements of operations through the dates of their disposition.

During the first quarter of 2004, Spherion sold its operations in The Netherlands for cash proceeds of approximately $2.0 million (net of cash sold of $0.5 million) resulting in a pre-tax loss on the sale of $1.7 million. As part of the sale of Spherion’s operations in The Netherlands, Spherion indemnified the purchaser for an employment related liability to The Netherlands’ government. In August 2005, Spherion settled and paid $0.6 million for the employment liability, and has remaining reserves of $0.2 million as of January 1, 2006 for the payment of related social security taxes for this matter.

Spherion sold its operations in the Asia/Pacific region in two separate transactions to two different purchasers. Total cash proceeds was from both sales aggregated $13.7 million (net of cash sold of $0.2 million) and a deferred purchase price of $3.8 million due and paid to Spherion in 2005. Spherion incurred a total loss on the sale of these businesses of $3.4 million in 2004. The first transaction involved the sale of the information technology education business in the Asia/Pacific region and was completed in May 2004. The second transaction involved the remainder of Spherion’s staffing operations in the Asia/Pacific region and was completed in June 2004. Both transactions required working capital audits which were settled in 2004 and 2005 for a total payment of $1.4 million to the purchasers. Both purchasers have made claims under the warranty provisions of the respective sale agreements. One of these claims in the second transaction relates to research and development syndicates formed in Australia during the early 1990s and entered into by the business prior to its original acquisition by Spherion. These syndicates were formed to create new technologies, typically software, and allowed the third party investment member of the syndicates to obtain accelerated tax deductions and credits. Spherion’s former Asia/Pacific business provided the investment member with certain tax indemnifications. In November 2004 and December 2004, Spherion was notified that the Australian Tax office was examining two of these syndicates and seeking repayment of some or all of the tax benefits received by the investment members. Spherion has engaged counsel in Australia to review the issues raised by the Australian Tax office, and the discussions with the Australian Tax office are ongoing. The total amount of the tax benefits taken by the investment members is approximately $9.2 million Australian dollars ($6.7 million at current exchange rates). The total accrued liability at January 1, 2006 related to all of the warranty matters for both transactions was $4.1 million.

During the third quarter of 2004, Spherion completed the disposition of its staffing operation in the United Kingdom. The operations in the United Kingdom were sold for cash proceeds of $25.4 million (net of cash sold of $3.1 million), resulting in a pre-tax gain on the sale of $9.5 million, (net of a $2.6 million reserve for estimated adjustments to the net proceeds). Spherion resolved the final working capital audit and paid approximately $1.1 million to the purchaser in January 2006. The purchaser has made claims under the warranty provisions of the agreements and Spherion is attempting to resolve these claims. The total accrued liability at January 1, 2006 related to this transaction was $3.7 million, which included amounts for the final working capital adjustment paid in January 2006 as well as estimated liabilities for warranty matters. Spherion remains obligated for a facility lease of one former operating location of one of the subsidiaries of its staffing operation in the United Kingdom; a charge of $0.8 million for the expected remaining liability under this lease (net of estimated sublease income) was included in discontinued operations in 2004.

During the fourth quarter of 2004, Spherion sold its court reporting business for cash proceeds of $2.6 million, which resulted in a pre-tax gain on the sale of $1.2 million. In February 2006, Spherion received $1.0 million in final proceeds as the purchaser achieved revenue growth targets.

In connection with Spherion’s decision to sell its call center outsourcing business, a $6.2 million estimated loss on sale, net of tax, was recorded during the third quarter of 2004. As of January 1, 2006, Spherion recorded an additional loss of approximately $0.5 million, net of tax, as the sales agreements for the three call centers sold in 2005 were finalized. Gross cash proceeds, during the fiscal year ended January 1, 2006, from the sales of the three facilities were $1.9 million.

The major classes of assets and liabilities for the one remaining call center outsourcing business as of January 1, 2006 are as follows (in thousands):

Receivables, net	$1,589
Prepaid and other assets	72
Total assets of discontinued operations	$1,661
Account payable, other accrued expenses and liabilities	$146

Revenues and pre-tax earnings (loss) of these subsidiaries included within earnings (loss) from discontinued operations in the accompanying consolidated statements of operations are as follows (in thousands):

	2005			2004			2003
	Professional	Staffing		Professional	Staffing		Professional	Staffing
	Services(1)	Services(2)	Total	Services(1)	Services(2)	Total	Services(1)	Services(2)	Total
Revenues	$—	$20,443	$20,443	$185,922	$40,792	$226,714	$306,903	$33,822	$340,725
Pre-tax loss from operations	$(1,008)	$(4,942)	$(5,950)	$(5,172)	$(4,446)	$(9,618)	$(7,343)	$(7,543)	$(14,886)
Pre-tax gain (loss) on disposal	(6,178)	499	(5,679)	5,656	(10,008)	(4,352)	(1,651)	423	(1,228)
Income tax benefit	3,824	488	4,312	28,875	5,728	34,603	1,132	2,654	3,786
Net earnings (loss) from discontinued operations	$(3,362)	$(3,955)	$(7,317)	$29,359	$(8,726)	$20,633	$(7,862)	$(4,466)	$(12,328)

(1)             Results from discontinued operations previously reported within the Professional Services operating segment include the court reporting business, the staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands, and the technology consulting subsidiaries in the United Kingdom and The Netherlands through the period of each respective business’s disposition.

(2)             Results from discontinued operations previously reported within the Staffing Services operating segment include the call center outsourcing business and Saratoga, a human capital measurement business, through the date of its disposition.

Net loss for the fiscal year ended January 1, 2006 included (i) after-tax restructuring and other charges of $(1.1) million, or $(0.02) per basic and diluted share, (ii) estimated charges of $5.7 million, or $(0.09) per basic and diluted share, to increase or set-up reserves for working capital settlement and indemnification or other matters related to the 2004 disposal of Spherion’s operations in the Asia/Pacific region and the United Kingdom, and (iii) a tax benefit from operating activities of $3.8 million, or $0.06 per basic and diluted share.

Net earnings for the fiscal year ended December 31, 2004 included the recognition of a previously deferred tax benefit of $25.3 million that resulted from a higher tax basis than book basis on the sale of the international operations. Net earnings for the fiscal year ended December 31, 2004 also included a tax benefit of $3.9 million for the estimated loss on sale of the call centers. As a result of the finalization of the sale of the three call centers, the tax benefit was adjusted by $0.8 million during the fiscal year ended January 1, 2006.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives should not be amortized, but rather tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Spherion has six reporting units with goodwill and performs its annual impairment test of goodwill as of its November month-end. The test for potential impairment is at the reporting unit level which is one level below an operating segment. Reporting units are aggregated for purposes of the impairment test only when the aggregation rules under SFAS No. 142, paragraph 30 are met. These rules permit reporting units with similar economic characteristics to be combined for purposes of measuring impairment. The 2005, 2004 and 2003 test results indicated no impairment.

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Staffing Services	Professional Services	Total
Balance at December 26, 2003	$38,436	$11,541	$49,977
Foreign currency changes	1,508	—	1,508
Goodwill written off in conjunction with the sale of the court reporting business	—	(403)	(403)
Goodwill written off in conjunction with the sale of the Asia/Pacific operations	—	(2,325)	(2,325)
Balance at December 31, 2004	39,944	8,813	48,757
Foreign currency changes and other	645	(96)	549
Goodwill additions during the period	960	—	960
Net operating loss tax benefit realization	(1,405)	—	(1,405)
Balance at January 1, 2006	$40,144	$8,717	$48,861

Goodwill additions, during the fiscal year ended January 1, 2006 relate primarily to the repurchase of Spherion licensed operations during the first and second quarters of 2005. The net operating loss tax benefit realization related to the utilization of net operating losses carry-forwards of Spherion’s Canadian franchise operation prior to the franchise’s acquisition.

Other intangible assets, which are amortized and are included in other long-term assets, are primarily comprised of trade names, trademarks, non-compete and employment agreements and amounted to $1.2 million and $2.0 million, less accumulated amortization of $1.0 million and $1.4 million as of January 1, 2006 and December 31, 2004, respectively. Amortization of trade names and other intangible assets for the fiscal years 2005, 2004 and 2003 amounted to $0.4 million, $0.5 million and $0.4 million, respectively. Annual amortization expense of other intangible assets is expected to be less than $0.2 million for fiscal year 2006 and immaterial amounts in the years thereafter. The remaining weighted average life of other intangible assets is approximately two years.

4.   PROPERTY AND EQUIPMENT

A summary of property and equipment follows (dollar amounts in thousands):

	Life (in years)	2005	2004
Land	—	$4,167	$4,167
Buildings	10-40	21,478	21,187
Equipment	3-8	78,911	84,792
Enterprise-wide information system	7	58,912	57,069
Software, primarily third party purchased software	5	28,613	25,324
Leasehold improvements and other	3-7	10,503	9,255
		202,584	201,794
Less: Accumulated depreciation and amortization		(114,038)	(104,111)
		$88,546	$97,683

The enterprise-wide information system consists of capitalized consulting fees, labor and license costs.

Equipment includes capital lease assets of $4.6 million and $6.4 million as of January 1, 2006 and December 31, 2004, respectively.

Depreciation and amortization expense of property and equipment including leased assets for the fiscal years 2005, 2004 and 2003 amounted to $21.4 million, $23.3 million and $19.6 million, respectively.

5.   SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

A summary of short-term and long-term debt obligations is as follows (in thousands):

	2005	2004
Short-term debt obligations:
Other debt, due 2006 and 2005, respectively	$1,338	$1,460
U.S. dollar revolving line of credit, secured by accounts receivables, due 2010	—	25,000
Canadian dollar revolving line of credit, secured by accounts receivables, due 2007	—	7,131
U.S. dollar convertible promissory notes, due 2005	—	8,000
Software license note payable, due 2005	—	1,526
Current portion of long-term debt	1,803	1,412
Total short-term debt obligations	$3,141	$44,529
Long-term debt obligations:
Capital lease, due through 2011	$4,639	$5,858
Other debt, due 2006 through 2008 and 2005 through 2008, respectively	899	320
Total long-term debt obligations	5,538	6,178
Less current portion of long-term debt	(1,803)	(1,412)
Long-term debt, net of current portion	$3,735	$4,766

Spherion has a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of its domestic accounts receivable. At Spherion’s option, the amount available can be increased to $300.0 million. As of January 1, 2006, there were no amounts outstanding under this facility, and as of December 31, 2004, there was $25.0 million outstanding. Total availability under this facility was $189.2 million for the year ending January 1, 2006 and is calculated as eligible receivables of $221.0 million, less: amounts outstanding, letters of credit of $4.1 million and a one week payroll reserve of $27.7 million. Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 5.96% (LIBOR plus a spread) or approximately 7.00% (prime plus a spread) as of January 1, 2006. Spherion pays an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum. This line of credit expires in 2010.

Spherion also has a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This facility provides up to CAD$13.0 million of on-balance sheet financing (approximately $11.2 million at current exchange rates). As of January 1, 2006, there were no borrowings outstanding under this facility, and as of December 31, 2004, there was $7.1 million outstanding. As of January 1, 2006, the interest rate for amounts borrowed on this facility would have approximated 6.0% (Canadian prime plus a spread). A commitment fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. Spherion guarantees the Canadian dollar revolving line of credit.

Spherion’s lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these facilities based upon Spherion’s ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. At January 1, 2006, Spherion was in compliance with the requirements of these covenants.

During 2004, Spherion retired its remaining U.S. dollar convertible subordinated notes (the “Notes”) and paid a premium of $0.6 million to retire the Notes and wrote-off the remaining bond issuance costs of $0.2 million, both of which are included in “Other gain (loss)” in the accompanying consolidated statements of operations. During 2003, Spherion had retired an aggregate face value of $7.0 million of the Notes for a purchase price of $6.6 million. Spherion recorded a gain, net of bond issuance cost write-offs of $0.3 million for the fiscal year ending December 26, 2003, which is included in “Other gain (loss)” in the accompanying consolidated statements of operations.

Spherion entered into a seven-year contract with a third party information technology company to outsource its technology infrastructure operations effective as of July 26, 2004. The contract includes the sale at book value (which approximates fair market value) of certain computer hardware to be operated by the outsource provider. Spherion accounted for this portion of the outsourced transaction as a sale-leaseback pursuant to SFAS No. 13, “Accounting for Leases.” Spherion recorded an asset and a capital lease obligation of $6.4 million at the start of the contract. The capital lease obligation remaining at January 1, 2006 was $4.6 million.

In October 2000, Spherion issued $8.0 million of interest-bearing convertible promissory notes due October 1, 2005 in conjunction with the purchase of 80% of the membership interests of JobOptions, LLC. These notes were paid off in full at the end of the third quarter in 2005.

Aggregate future maturities of long-term debt as of January 1, 2006 are $1.8 million in 2006, $1.4 million in 2007, $0.8 million in 2008, $0.6 million in 2009, $0.6 million in 2010 and $0.4 million due thereafter.

6.   INCOME TAXES

Earnings (loss) from continuing operations before income taxes and the components of the income tax expense (benefit) are as follows (in thousands):

	2005	2004	2003
Earnings (loss) from continuing operations before income taxes:
United States	$27,455	$12,643	$(1,782)
Foreign	1,554	234	31
	$29,009	$12,877	$(1,751)
Current tax expense:
Federal	$426	$1,724	$5,580
State and local	1,386	968	806
Foreign	47	44	1
	1,859	2,736	6,387
Deferred tax expense (benefit):
Federal	7,218	579	(7,149)
State and local	3	(5,634)	596
Foreign	583	—	—
	7,804	(5,055)	(6,553)
Total expense (benefit) for income taxes	$9,663	$(2,319)	$(166)

The following table reconciles the United States Federal income tax rate to Spherion’s effective tax rate (benefit):

	2005	2004	2003
Statutory rate	35.0%	35.0%	(35.0)%
Increase (decrease) in rate resulting from:
State and local income taxes, net of Federal tax benefit	1.7	(40.7)	62.1
Wages to work credits	(6.0)	(17.2)	(118.8)
Foreign income and withholding taxes	0.9	1.3	71.2
Nondeductible meals and entertainment	1.5	4.2	35.2
Company-owned life insurance	(0.4)	(3.2)	(22.6)
Other, net	0.6	2.6	(1.6)
Effective tax rate (benefit)	33.3%	(18.0)%	(9.5)%

Significant components of Spherion’s deferred tax assets and liabilities are as follows (in thousands):

	2005	2004
Current deferred tax asset (liabilities):
Employee benefits, primarily deferred compensation	$2,912	$2,424
Self-insurance and accrued compensation	3,288	3,098
Sale of Interim Health Care business	—	938
Accrued expenses, including restructuring	2,846	10,062
Receivables allowances	1,824	2,741
	10,870	19,263
Valuation allowance	(1,715)	—
	9,155	19,263
Non-current deferred tax asset (liabilities):
Employee benefits, primarily deferred compensation	9,925	12,944
Self-insurance	18,335	20,956
Fixed assets	(11,260)	(6,992)
Intangible assets	69,120	81,707
Accrued expenses	3,957	—
General business credit carryforward	12,960	6,428
Foreign tax credit carryforward	19,625	207
Capital loss carryforward	7,199	—
Federal net operating losses	41,455	29,957
State net operating loss	10,410	8,229
Canada net operating loss	1,303	2,128
	183,029	155,564
Valuation allowance	(30,945)	(6,128)
	152,084	149,436
Net deferred tax asset	161,239	168,699
Less current deferred tax asset	9,155	19,263
Long-term deferred tax asset	$152,084	$149,436

At January 1, 2006, Spherion had a net deferred tax asset of $161.2 million. This deferred tax asset was evaluated under the guidelines of SFAS No. 109 “Accounting for Income Taxes,” and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings. These objective factors include historical taxable income, normalized for non-recurring income and expense items. Using an average of this income projected to future years, if the asset can be recovered within the statutory carryforward periods, there is no impairment.

Spherion has a U.S. federal net operating loss carryforward in the amount of $118.4 million expiring in 2023 and thereafter. Spherion has $253.9 million of state net operating loss carryforwards which expire over the next one to twenty years. Canada net operating loss carryforwards are available in the amount of $3.7 million, and expire between 2007 and 2012.

Spherion’s valuation allowance increased by $26.5 million during 2005. The valuation allowance reduces our deferred tax asset to an amount that is more likely than not to be realized, and is based on the uncertainty of the realization of two principal items. As a result of federal tax return filings in 2005, foreign tax credits and capital losses were released for carry forward from the 2001 tax year. The exit from most of our foreign operations makes it unlikely that we will utilize these foreign tax credits in the future. A valuation allowance has been recorded against the full amount of foreign tax credit carryforward of $19.6 million. In addition, we have recorded a valuation allowance against the full amount of the $7.2 million benefit on capital loss carry forward of $20.6 million. The benefits on foreign tax credits and capital loss carryforwards expire between 2006 and 2009, and general business credits carried forward will expire between 2021 and 2025. Valuation allowances for state net operating loss carryforwards and other items account for remainder of the total $32.7 million. At January 1, 2006 and December 31, 2004, there were no unremitted earnings from our foreign subsidiaries.

7.   EMPLOYEE SAVINGS AND INVESTMENT PLANS

Spherion has a voluntary employee savings plan (the 401(k) Benefit Plan) covering substantially all eligible United States employees. This plan has a basic match for those employees eligible to receive the match, which is based on employee contributions. Employer contributions by Spherion under the plan amounted to $0.7 million, $0.6 million and $0.5 million for fiscal years 2005, 2004 and 2003, respectively. There were approximately 1,500 participating employees in this plan as of January 1, 2006.

Spherion also has a voluntary non-qualified deferred compensation plan for highly compensated employees who are not eligible to participate in Spherion’s 401(k) Benefit Plan. The plan allows eligible employees to defer receipt of a portion of their compensation. Employee deferrals earn a return based on each employee’s elected hypothetical plan investments including amounts represented by deferred stock units of Spherion’s common stock. The plan is not funded, however Spherion maintained investments which are included in “Intangibles and other assets” in the accompanying consolidated balance sheets. These assets had values of $12.9 million and $16.7 million as of January 1, 2006 and December 31, 2004, respectively. The earnings from these investments partially offset Spherion’s cost of providing the benefit. In May 2005, we surrendered some of the company-owned life insurance policies for a total of $4.2 million, net of a $1.6 million policy loan, and transferred the funds to a money market account. In January 2006, we surrendered the remaining company-owned life insurance policies of $12.9 million and invested these funds and an additional $10.7 million in a portfolio of mutual funds to fully match the deferred compensation liability of this plan. The deferred compensation and accumulated investment earnings or losses, are accrued. Such accrual amounted to $24.3 million and $27.4 million at January 1, 2006 and December 31, 2004, respectively, the long-term portion of which was included in “Deferred compensation and other long-term liabilities” and the short-term portion in “Accrued restructuring and other current liabilities” in the accompanying consolidated balance sheets. Employee deferrals within this plan represented as deferred stock units of Spherion are included in additional paid-in capital within the stockholders’ equity section of the accompanying consolidated balance sheets (rather than in “Deferred compensation and other long-term liabilities”) as employees may only be paid out in shares of Spherion stock. There were approximately 140 employees participating in this plan as of January 1, 2006.

Spherion has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The aggregate amount an employee may purchase each calendar year is limited to a maximum of 15% of an employee’s compensation or $25,000 in the value of the stock. There were approximately 107,000 and 113,000 shares issued in 2005 and 2004, respectively, under this plan. A total of approximately 942,000 shares are available as of January 1, 2006 for purchase under the plan, which expires on July 1, 2015.

8.                 STOCK-BASED COMPENSATION PLANS

Spherion has one primary stock option plan, the 2000 Stock Incentive Plan. Under the plan, options to purchase Spherion’s common stock may be granted to employees and outside directors of Spherion and its subsidiaries for periods not to exceed ten years at a price that is not less than 100% of fair market value on the date of grant. At January 1, 2006 and December 31, 2004, Spherion had 3,168,277 and 3,418,626 shares, respectively, reserved for future grants under the plan.

Changes under these stock option plans for 2005, 2004 and 2003 were as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	4,582,969	$10.16	6,538,323	$10.02	7,545,644	$10.20
Granted	1,240,060	7.92	82,353	8.72	1,511,780	9.72
Exercised	(516,758)	6.88	(804,492)	6.86	(396,990)	6.59
Forfeited	(1,035,597)	9.97	(1,233,215)	11.47	(2,122,111)	11.08
Outstanding at end of fiscal year	4,270,674	$9.98	4,582,969	$10.16	6,538,323	$10.02
Options exercisable at end of fiscal year	2,840,369	$10.78	3,422,654	$10.57	3,472,343	$11.57

The following table summarizes information about fixed stock options outstanding at January 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 1, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 1, 2006	Weighted Average Exercise Price
$ 0.00-$ 7.49	1,052,417	6.35	$6.58	1,003,446	$6.56
$ 7.50-$ 9.99	2,304,563	8.32	8.77	940,163	9.32
$10.00-$19.99	659,617	4.00	13.90	645,383	13.98
$20.00-$31.00	254,077	2.17	24.84	251,377	24.87
	4,270,674	6.80	$9.98	2,840,369	$10.78

As discussed in Note 1, Summary of Significant Accounting Policies, Spherion accounts for stock-based compensation using the intrinsic value method of accounting as prescribed by APB Opinion No. 25. The table in Note 1 summarizes the impact had Spherion adopted the fair value based method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” for the fiscal years 2005, 2004 and 2003.

Spherion employees and outside directors are also eligible to receive grants of deferred stock units. Deferred stock units entitle the individual to receive shares of Spherion common stock at a future date after meeting service requirements or Spherion has met financial targets. Approximately 417,204 and 52,500 deferred stock units were granted during 2005 and 2004, respectively. These deferred stock units were granted to key management employees and outside directors and ranged in market values from $6.60 to $10.00. Deferred stock units vest based on either employee service with the Company over a period of one to seven years or solely based on the Company’s attainment of financial performance criteria over a three-year period. The value of these deferred stock units is amortized to compensation expense ratably over the vesting period and totaled $0.9 million, $1.0 million and $2.5 million, for the years ended 2005,

2004 and 2003, respectively. The provisions of SFAS No. 123R do not change the accounting for deferred stock units.

9.                 STOCKHOLDER RIGHTS PLAN

On February 17, 1994, Spherion’s Board of Directors adopted a rights plan to protect stockholders in the event of an unsolicited attempt to acquire Spherion which is not believed by the Board of Directors to be in the best interest of stockholders. Under the plan, a dividend of one right (a “Right”) per share was declared and paid on each share of Spherion’s common stock outstanding on April 1, 1994. As to shares issued after such date, Rights will automatically attach to them after their issuance.

The Rights become exercisable when a person or group of persons acquires 15% or more of the outstanding shares of Spherion’s common stock without the prior written approval of Spherion’s Board of Directors (an “Unapproved Stock Acquisition”), and after ten business days following the public announcement of the intent to commence a tender offer that would result in an Unapproved Stock Acquisition.

If a person or group of persons makes an Unapproved Stock Acquisition, the registered holder of each Right has the right to purchase, for the exercise price of the Right (currently set at $55), either one-hundredth of a share of a new class of Spherion’s preferred stock or share of Spherion’s common stock having a market value equal to two times the exercise price of the Right. Following an Unapproved Stock Acquisition, if Spherion is involved in a merger, or 50% or more of Spherion’s assets or earning power are sold, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the common stock of the acquiring company having a market value equal to two times the exercise price of the Right.

After an Unapproved Stock Acquisition, but before any person or group of persons acquires 50% or more of the outstanding shares of Spherion’s common stock, the Board of Directors may exchange all or part of the then outstanding and exercisable Rights for Spherion common stock at an exchange ratio of one share of common stock per Right. Upon any such exchange, the right of any holder to exercise a Right terminates.

Spherion may redeem the Rights at a price of $0.01 per Right at any time prior to an Unapproved Stock Acquisition. The Rights expire on April 1, 2014, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of Spherion, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share. A committee comprised of Spherion’s independent board members shall review the Rights plan at least once in every three-year period to determine whether the maintenance of the plan continues to be in the best interest of Spherion and its stockholders. The committee will review the plan in 2006.

10.          STOCKHOLDERS’ EQUITY

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

During the fiscal year ended January 1, 2006, Spherion purchased 3.0 million shares for approximately $24.0 million at an average price per share of $7.87.

11.          FINANCIAL INSTRUMENTS AND FAIR VALUES

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. Spherion’s insurance deposits earn a fixed interest rate as determined at the time of funding and are carried at fair value or $78.0 million and $92.9 million as of January 1, 2006 and December 31, 2004, respectively. Company-owned life insurance policies are carried at fair market value, which approximated $12.9 million and $16.7 million as of January 1, 2006 and December 31, 2004, respectively.

In estimating the fair value of derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. As of January 1, 2006, Spherion had two outstanding forward contracts to sell €0.2 million in January 2006 and 2007, and one outstanding forward contract to sell CAD$5.4 million in March 2006. Each of these derivatives had a fair value or cost to unwind that is not material to Spherion’s consolidated results of operations.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

12.          COMMITMENTS AND CONTINGENCIES

Substantially all of Spherion’s operations are conducted in leased premises. Spherion also leases computers and other equipment. Total lease expense for the fiscal years ended 2005, 2004 and 2003 was $22.1 million, $22.1 million and $23.2 million, respectively. Future minimum lease payments under non-cancelable leases as of January 1, 2006 are $24.2 million, $18.2 million, $11.6 million, $7.6 million and $4.0 million in the years 2006 through 2010 and $2.3 million thereafter which are partially offset by $11.8 million under future non-cancelable subleases. Of these future minimum lease payments, $8.0 million has been accrued as of January 1, 2006, related to facility closures, in amounts of $1.0 million, $1.6 million and $5.4 million which are included as part of “Accrued restructuring,” “Accounts payable and other accrued expenses” and “Deferred compensation and other long-term liabilities” in the accompanying consolidated balance sheets, respectively.

In connection with the disposition of certain subsidiaries, Spherion, from time to time provides routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The disposition of these businesses also usually requires that we indemnify the purchaser for liabilities that arose prior to the disposition date. These liabilities are typically related to audits of tax liabilities by local authorities and other pre-existing liabilities. Additionally, in the contracts we make a number of representations and warranties and from time to time claims are made against us related to these items. The fair value of these indemnifications are recorded at the time of the sale. Subsequently if any liabilities become known and are both probable and reasonably estimable, they are recorded as an expense. For some of the dispositions, we have or may have future claims which are not yet probable and reasonably estimable and have not been recorded as an expense. See Note 2, Discontinued Operations, for further discussion.

On April 4, 2003, in connection with Spherion’s acquisition of 85% of its Canadian franchise operation, Spherion also entered into a put/call agreement with the minority interest holder, whereby the minority interest holder can put the remaining 15% interest in the Canadian operations back to Spherion any time after December 31, 2005, or, as amended, Spherion can call the remaining 15% interest any time after January 1, 2008. If the put or the call were exercised, the purchase price would be primarily determined based upon the net assets and gross profits from this operation. Based upon these factors, the estimated purchase price using 2005 operating results and net assets as of the end of the year would approximate $3.0 million, however, this amount is not determinable or certain to be paid at this point in time.

Spherion had outstanding irrevocable letters of credit of approximately $0.7 million and surety bonds outstanding of approximately $0.4 million as of January 1, 2006. These instruments primarily collateralize Spherion’s recorded obligations under workers’ compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. Additionally, Spherion has a bank guarantee of €3.4 million ($4.0 million at current exchange rates) relating to an indemnification on the sale of its Netherlands operations.

Spherion, in the ordinary course of its business, is or may be threatened with or named as a defendant in various lawsuits. Spherion maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Spherion insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses. Spherion’s management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on Spherion’s financial condition, results of operations or cash flows.

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against Spherion in the Delaware Court of Chancery in 2001 related to the divestiture of Interim HealthCare (the “Healthcare Divestiture”). They sought damages of approximately $10.0 million for breach of contract, reformation of the purchase agreement to reduce the purchase price by approximately $24.0 million, or rescission of the contract. The same parties also sought damages against Spherion in an action in Delaware Superior Court alleging multiple breach of contract claims arising out of the Healthcare Divestiture. Spherion’s motion for summary judgment was granted for the reformation claim. The cases went to trial in December 2003 and the court issued its opinion in February 2005. The opinion provided that Spherion did not have to pay damages on any of the claims, except for one breach of contract claim for which the damages awarded to the plaintiffs total approximately $1.1 million plus pre- and post-judgment interest and attorneys’ fees. After the parties stipulated to the amount of pre-judgment interest and attorneys’ fees, the judge entered an order of judgment in June 2005 directing Spherion to pay a total of approximately $1.7 million, and in August 2005 this amount was paid by Spherion to the plaintiffs. In June 2005, the plaintiffs filed a notice of appeal and oral argument was heard in the Delaware Supreme Court in October 2005. On October 31, 2005, the Delaware Supreme Court issued its opinion affirming the trial court’s ruling in all respects.

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

In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion’s tax refund for its 2002 filing year was increased by approximately $60.0 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves as of January 1, 2006 in the amount of $51.8 million, with respect to any tax liabilities that may arise in relation to these transactions or any other potential tax liabilities should its position be successfully challenged by tax authorities. An unfavorable settlement or adverse resolution could result in the repayment of a portion of the refund received plus interest.

Several states are examining Spherion’s prior year unemployment tax rates. Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state. In the states where the rate is currently being examined and challenged, the claims raised by the states approximate $3.6 million plus potential interest and penalties. As of January 1, 2006, Spherion had $2.1 million accrued as its best estimate of losses it expects to incur as a result of these challenges. It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges.

13.          RESTRUCTURING AND OTHER CHARGES

A summary of the charges is as follows (in thousands):

	Fiscal Years
	2005	2004	2003
Staffing Services	$1,840	$543	$2,826
Professional Services	49	1,537	1,261
Corporate	341	1,351	724
Restructuring	2,230	3,431	4,811
Restructuring reversal of over accrual	(175)	(672)	(606)
Other charges	(292)	5,636	—
	$1,763	$8,395	$4,205

Restructuring Charges

Restructuring charges for the year ended January 1, 2006 totaled $2.2 million for severance related costs for the elimination of 112 positions. The restructuring charges were primarily the result of an announced termination of a customer contract and other changes within the managed services portion of the Staffing Services operating segment.

During the second half of 2003, Spherion identified certain cost reduction opportunities primarily related to the realignment of its operating segments and the implementation of its enterprise-wide information system and adopted a restructuring plan (the “2003 Plan”) to eliminate redundancies, reduce excess capacity and centralize business support functions. Restructuring charges relating to this plan totaled $3.4 million and $4.8 million for the years ended December 31, 2004 and December 26, 2003, respectively. For the fiscal years 2004 and 2003, the charges consisted of severance charges of $2.1 million and $3.9 million and facility closure expenses and charges for asset write-offs for property previously vacated of $1.3 million and $0.9 million, respectively.

These charges were offset by reversals of accruals of $0.2 million, $0.7 million and $0.6 million for the years ended January 1, 2006, December 31, 2004 and December 26, 2003, respectively, that were unnecessary primarily as the result of the resolution of uncertainties related to facility closures, sublease income exposure, lower broker fees, lower fixed asset write-offs and lower severance costs than initially anticipated, in which these amounts were reversed to income in the period they were identified.

As discussed in Note 2, Discontinued Operations, Spherion remains obligated for a facility lease of one former operating location for its operations in the United Kingdom disposition. This lease obligation of $0.8 million was recorded as a restructuring charge within discontinued operations during the second quarter of 2004 and is included in the table below as a facility closure liability.

Other Charges

During the second quarter of 2005, Spherion identified $0.3 million of other charges recorded in the prior year for facility closures that were unnecessary and reversed these charges to income.

During 2004, Spherion incurred other charges of $5.6 million to terminate the employment contract of its former chief executive officer.

An analysis of the restructuring plans, along with amounts remaining to be distributed under prior years’ restructuring plans, are as follows (in thousands):

	Facility Closures and Asset Write-offs	Severance	Total
Balance at December 27, 2002	$5,722	$216	$5,938
2003 Plan Charges	949	3,862	4,811
2003 Plan Charges, discontinued operations(1)	224	785	1,009
Utilized during fiscal 2003	(2,900)	(2,721)	(5,621)
Reversal of over accrual	(606)	—	(606)
Balance at December 26, 2003	3,389	2,142	5,531
2003 Plan Charges	1,285	2,146	3,431
2003 Plan Charges, discontinued operations(1)	791	—	791
Utilized during fiscal 2004	(2,669)	(4,104)	(6,773)
Foreign currency changes and other	123	(11)	112
Reversal of over accrual	(590)	(82)	(672)
Balance at December 31, 2004	2,329	91	2,420
Other Plan Charges	8	2,222	2,230
Utilized during fiscal 2005	(1,173)	(2,193)	(3,366)
Foreign currency changes and other	(99)	—	(99)
Reversal of over accrual	(81)	(94)	(175)
Balance at January 1, 2006	$984	$26	$1,010

(1)   Charges incurred in current and prior year to discontinued operations.

As of January 1, 2006, the remaining accruals for facility closures of $1.0 million relate to lease payments on five closed locations that will be paid out through 2013 (net of applicable sublease income). Severance for employees with retention periods that extend past 60 days are accrued ratably over the retention period.

14.   VARIABLE INTEREST ENTITIES

A summary of Spherion’s variable interest entities (VIE’s) follows:

	2005	2004
Number of VIE’s:
Consolidated	7	6
Not consolidated	2	2
Total VIE’s	9	8
Revenues (in thousands):
Consolidated	$57,343	$39,594
Not consolidated	$7,177	$7,776

Spherion’s consolidated VIE’s (all of which are licensees) provide light industrial and clerical staffing. Spherion’s consolidated net assets were $0.7 million and $0.8 million at January 1, 2006 and December 31, 2004. Each licensee’s loan is collateralized by their respective business and in the event of default on the loan, Spherion retains the right to take over their operations. General creditors of Spherion’s licensees do not have any recourse against Spherion.

Spherion’s VIE’s that are not consolidated are franchisees and provide light industrial and clerical staffing. Spherion’s maximum exposure to loss from these VIE’s is limited to its loan and royalty receivable balances of $0.5 million as of January 1, 2006 and December 31, 2004. All loan and royalty receivables are included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheets.

15.   SEGMENT INFORMATION

Spherion is organized and managed around two operating segments—Staffing Services and Professional Services. Each segment has separate and distinct leadership teams, each with a business unit president that reports directly to Spherion’s Chief Executive Officer. Each segment provides services to customers in different types of skill-sets. The Staffing Services operating segment is concentrated around clerical and light industrial staffing, while the Professional Services operating segment is concentrated around higher level skill-sets, such as information technology, finance and accounting, engineering and administrative. Spherion evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as earnings (loss) from continuing operations before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring, other charges and gain (loss) on retirement of debt). All material intercompany revenues and expenses have been eliminated. Operating results related to discontinued operations have been eliminated from the segment information below.

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes and discontinued operations for the periods indicated are as follows (in thousands):

	Fiscal Years
	2005	2004	2003
Revenues:*
Staffing Services	$1,521,486	$1,623,133	$1,382,964
Professional Services	450,179	409,582	350,797
Total	$1,971,665	$2,032,715	$1,733,761
Gross Profit:
Staffing Services	$291,147	$297,147	$275,243
Professional Services	143,143	128,464	112,885
Total	$434,290	$425,611	$388,128
Segment Operating Profit (Loss):
Staffing Services	$24,917	$25,475	$29,746
Professional Services	19,236	19,769	4,717
Total	44,153	45,244	34,463
Unallocated corporate costs	(13,832)	(20,637)	(30,801)
Amortization expense	(416)	(543)	(448)
Interest expense	(3,205)	(5,766)	(6,178)
Interest income	4,072	3,815	5,105
Restructuring and other charges	(1,763)	(8,395)	(4,205)
Gain (loss) on retirement of debt	—	(841)	313
Earnings (loss) from continuing operations before income taxes and discontinued operations	$29,009	$12,877	$(1,751)

*                    Revenue for 2004 and 2003 have not been adjusted for the movement of certain managed services contracts within Staffing Services during the second quarter of 2005 to Professional Services. The amount moved for the fiscal year ended January 1, 2006 was $14.1 million.

Geographic, services, depreciation expense, and assets’ information on operating segments for the periods indicated are as follows (in thousands):

	Fiscal Years
	2005	2004	2003
Services Information:
Revenues:
Temporary Staffing	$1,714,801	$1,679,543	$1,374,215
Managed Services	191,232	297,627	316,355
Permanent Placement	65,632	55,545	43,191
Total	$1,971,665	$2,032,715	$1,733,761
Depreciation Expense:
Staffing Services	$15,295	$17,312	$13,685
Professional Services	6,057	5,959	5,937
Total	$21,352	$23,271	$19,622
Total Assets:
Staffing Services	$253,266	$323,911	$286,298
Professional Services	97,863	102,104	162,704
Corporate	391,515	404,251	415,832
Total	$742,644	$830,266	$864,834
Property and Equipment, Net:
North America	$88,546	$97,683	$123,965
Europe	—	—	7,113
Asia/Pacific	—	—	2,370
Total	$88,546	$97,683	$133,448

Spherion has no single customer representing greater than 10% of revenues. All revenues are earned in North America.

16.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing Spherion’s earnings (loss) from continuing operations before discontinued operations by the weighted average number of shares outstanding during the period.

When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings from continuing operations plus after-tax interest on the convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and deferred stock units. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method. The convertible promissory notes and convertible subordinated notes were paid-off in 2005 and 2004, respectively.

The following table reconciles the numerator (earnings (loss) from continuing operations) and denominator (shares) of the basic and diluted earnings (loss) per share computations (amounts in thousands, except per share amounts):

	Fiscal Years
	2005			2004			2003
	Earnings From Continuing Operations	Shares	Per Share Amount	Earnings From Continuing Operations	Shares	Per Share Amount	Loss From Continuing Operations	Shares	Per Share Amount
Basic EPS	$19,346	60,938	$0.32	$15,196	61,036	$0.25	$(1,585)	59,951	$(0.03)
Effect of Dilutive Securities:
Stock options and other dilutive securities	—	492		—	877		—	—
Convertible notes	—	—		67	400		—	—
Diluted EPS	$19,346	61,430	$0.31	$15,263	62,313	$0.24	$(1,585)	59,951	$(0.03)

For the fiscal years 2005, 2004 and 2003, outstanding employee stock options of 3.4 million, 3.0 million and 7.0 million, respectively, have been excluded from the computation of diluted earnings (loss) per share since they are anti-dilutive. Additionally, 0.3 million, 2.4 million and 3.9 million of convertible securities are excluded as they would also be anti-dilutive for the fiscal years 2005, 2004 and 2003, respectively.

17.   QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except per share data and share price)

The following is an analysis of certain quarterly results of operations and other data for the 2005 and 2004 fiscal years:

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenues	$505,541	$476,818	$492,405	$496,901
Gross profit	105,125	104,839	110,257	114,069
Net earnings (loss)	(1,228)	1,755	5,160	6,342
Basic earnings (loss) per share	(0.02)	0.03	0.08	0.11
Diluted earnings (loss) per share	(0.02)	0.03	0.08	0.10

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenues	$467,212	$485,937	$507,728	$571,838
Gross profit	98,887	104,960	105,851	115,913
Net earnings (loss)	(8,132)	2,804	29,743	11,414
Basic earnings (loss) per share	(0.13)	0.05	0.49	0.19
Diluted earnings (loss) per share	(0.13)	0.05	0.48	0.18

(1)          The fourth quarter of 2005 contains 13 weeks and the fourth quarter of 2004 contains 14 weeks.

In the first quarter of 2005 after-tax restructuring and other charges of $(1.1) million were incurred, or $(0.02) per basic and diluted share. In the fourth quarter of 2005, the net loss from discontinued operations includes estimated charges of $5.7 million, or $(0.09) per basic and diluted share, for working capital and warranty matters related to the 2004 disposal of Spherion’s operations in the United Kingdom and Asia/Pacific region. The net loss from discontinued operations also includes a tax benefit from operating activities of $3.8 million, or $0.07 per basic and diluted share.

In the first quarter of 2004 after-tax restructuring and other charges of $(5.4) million were incurred, or $(0.09) per basic and diluted share. The third quarter of 2004 includes an after-tax loss on the retirement of the remaining convertible subordinated notes of $(0.5) million or $(0.01) per basic and diluted share. Net earnings from discontinued operations for the third quarter of 2004 includes a $30.4 million tax benefit, or $0.50 per basic share and $0.49 per diluted share as a result of the recognition of a previously deferred tax benefit of $26.0 million that resulted from the sale of the international operations, a tax benefit of $3.8 million for the estimated loss on sale of the call centers and a tax benefit from operations of $0.5 million. Fourth quarter 2004 continuing operations includes a $6.3 million tax benefit for increased state deferred income tax assets resulting from an increase in the actual state income tax rate, or $0.10 per basic and diluted share.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in our principal accountants during the two most recent fiscal years or any subsequent interim period.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report in alerting them in a timely manner as to material information relating to our Company (including our consolidated subsidiaries) required to be included in this Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended January 1, 2006, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the corresponding Report of Independent Registered Public Accounting Firm are included in Item 8., Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B.               OTHER ITEMS

On February 21, 2006, we entered into an Employment Agreement with each of William J. Grubbs and William G. Halnon.  In addition, on the same date, we entered into a Change in Control Agreement with William J. Grubbs. The forms of Employment Agreement and Change in Control Agreement have been previously filed as Exhibits 10.62 and 10.58 to our Form 10-K for the year ended December 31, 2004.  We have amended the form of Employment Agreement solely to include Messrs. Grubbs and Halnon as employees that are subject to the Employment Agreement. We have amended the form of Change in Control Agreement solely to include Mr. Grubbs as a person subject to the Change in Control Agreement.  Copies of the revised forms of Employment Agreement and Change in Control Agreement are attached as Exhibits 10.62 and 10.58, both of which are incorporated herein by reference.

On February 21, 2006, the Compensation Committee of the Board of Directors approved amendments to the performance targets contained in the 2005 incentive award plans for executive officers, copies of which were filed as exhibits 10.72 and 10.73 to Spherion’s Form 10-K for fiscal year 2004, to make those targets consistent with the performance targets established for the rest of Spherion’s bonus-eligible personnel. At the same time, the following cash incentive payments were approved in accordance with the amended plan terms, augmented in some cases at the discretion of the Compensation Committee, for the following executive officers: $300,000 to Roy G. Krause, $135,137 to Eric Archer, $96,000 to William G. Halnon, $90,000 to Lisa G. Iglesias, $100,000 to Richard A. Lamond, $170,000 to Byrne K. Mulrooney, and $125,000 to Mark W. Smith. In addition, on the same date the Compensation Committee approved a one-time cash payment of $50,000 to William J. Grubbs, in accordance with the terms of his original offer of employment.

On February 21, 2006, the Compensation Committee of the Board of Directors approved the 2006 incentive award plans for executive officers, copies of which are attached as Exhibits 10.3 and 10.4 and are incorporated herein by reference. Under these plans, the annual incentive awards for all executive officers, with the exception of Byrne K. Mulrooney, are based 100% on EPS targets. Byrne K. Mulrooney’s annual incentive award is based 75% on EPS targets and 25% on a performance measure related to gross profit growth and expense control.

The 2006 annual incentive award targets for each executive officer is as follows: 100% for Roy G. Krause, 75% of base salary for Byrne K. Mulrooney, 60% of base salary for William J. Grubbs, William G. Halnon, Lisa G. Iglesias, Richard A. Lamond and Mark W. Smith.

On February 9, 2006, Spherion announced the departure of Eric Archer, president of the Company’s Professional Services division. The terms of his separation have been finalized and a copy of his Separation Agreement, which became effective February 24, 2006, is attached hereto as Exhibit 10.5. The terms of the Separation Agreement are consistent with Mr. Archer’s employment agreement, which was filed as Exhibit 10.57 to the Form 10-K for the fiscal year ended January 1, 2006, except that Mr. Archer is receiving $138,961 additional severance and has agreed to an extended no-hire provision for certain of our employees. Mr. Archer will receive a lump sum total payment of $531,393 (which includes the additional amount described above) in consideration for his agreement to abide by certain non-compete, non-disparagement and confidentiality provisions in his Separation Agreement.

PART III

Items 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I and certain information regarding our stock plans is contained in Part III, Item 12 below. The remaining information required by Items 10 and 12 and the information required by Items 11, 13 and 14 of this Part III is omitted because, no later than 120 days from January 1, 2006, we will file and distribute our definitive proxy statement for our 2006 annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes our stock options and deferred stock units to be issued upon exercise and the number of securities available for future issuances as of January 1, 2006:

Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options	options and deferred	(excluding securities
Plan Category	and deferred stock units	stock units	reflected in column (a))
Equity compensation plans approved by security holders	4,270,674	$9.98	3,168,277
Equity compensation plans not approved by security holders	885,529	—	209,164
Total	5,156,203	$8.27	3,377,441

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

The information required by Item 403 of Regulation S-K is omitted because, no later than 120 days from January 1, 2006, we will file and distribute our definitive proxy statement for our 2006 annual meeting of stockholders containing the information required by such Item.

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
3.1

Restated Certificate of Incorporation of Spherion, as last amended on May 19, 2004, filed as Exhibit 3.1 to Spherion’s Form 10-Q for the quarter ended June 25, 2004, is incorporated herein by reference.

3.2	Restated By-Laws of Spherion, as amended through November 11, 2003, filed as Exhibit 3.2 to Spherion’s Form 10-K for the fiscal year ended December 26, 2003, is incorporated herein by reference.
4.1	Form of Stock Certificate, filed as Exhibit 4.1 to Spherion’s Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
4.2	Rights Agreement dated as of March 17, 1994 between Spherion and Boatmen’s Trust Company, filed as Exhibit 1.1 to Spherion’s Form 8-A filed April 11, 1994, is incorporated herein by reference.
4.3

Restated Certificate of Designation, Preferences and Rights of Participating Preferred Stock of Spherion as filed with the Secretary of State of the State of Delaware, filed as Exhibit 4.3 to Spherion’s Report on Form 8-K filed July 7, 2000, is incorporated herein by reference.

4.4

Amendment No. 1, dated as of June 26, 1996, to Rights Agreement dated March 17, 1994, between Spherion, Boatmen’s Trust Company and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(A) to Spherion’s Form 10-Q for the quarter ended September 27, 1996, is incorporated herein by reference.

4.5

Amendment No. 2, dated as of February 25, 1997, to Rights Agreement dated March 17, 1994, between Spherion and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(B) to Spherion’s Form 10-Q for the quarter ended March 28, 1997, is incorporated herein by reference.

4.6

Articles Fourth, Fifth, Seventh, Eighth and Tenth of the Restated Certificate of Incorporation of Spherion, as last amended May 19, 2004, filed as Exhibit 4.6 to Spherion’s Form 10-Q for the quarter ended June 25, 2004, are incorporated herein by reference.

4.7

Article I and Article V of the Restated By-Laws of Spherion, as amended through November 11, 2003, filed as Exhibit 4.7 to Spherion’s Form 10-Q for the quarter ended June 28, 2002, are incorporated herein by reference.

4.8	Certificate of Increase of Shares Designated as Participating Preferred Stock, filed as Exhibit 2.2 to Spherion’s Form 8-A/A2, dated November 3, 1997, is incorporated herein by reference.
4.10

Amendment No. 3, dated as of January 20, 1998, to Rights Agreement dated as of March 17, 1994, between Spherion and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.10 to Spherion’s Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

4.11

Amendment No. 4, dated as of November 21, 2000, to Rights Agreement dated March 17, 1994, between Spherion, ChaseMellon Shareholder Services L.L.C. and the Bank of New York, filed as Exhibit 4.11 to Spherion’s Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.

4.12

Amendment No. 5, dated as of March 23, 2001, to Rights Agreement dated March 17, 1994, by and between Spherion and the Bank of New York, filed as Exhibit 4.12 to Spherion’s Form 10-Q for the quarter ended March 30, 2001, is incorporated herein by reference.

4.13

Spherion is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of Spherion’s total assets. Spherion agrees to furnish a copy of such agreements to the Commission upon request.

4.14

Amendment No. 6, dated as of December 1, 2003, to Rights Agreement dated March 17, 1994, by and between Spherion and the Bank of New York, filed as Exhibit 4.14 to Spherion’s Form 10-K for the fiscal year ended December 26, 2003, is incorporated herein by reference.

10.1*

Spherion’s 1994 Stock Option Plan for Franchisees, Licensees and Agents, as amended through and restated as of August 10, 1999, filed as Exhibit 10.1 to Spherion’s Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference.

10.2

Form of Indemnification Agreement between Spherion and each director of Spherion, dated August 10, 1999 for all directors except James J. Forese, David R. Parker and Anne Szostak, filed as Exhibit 10.2 to Spherion’s Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference. The Indemnification Agreements for Messrs. Forese and Parker are dated February 25, 2003 and Ms. Szostak’s Indemnification Agreement is dated March 21, 2005.

10.3*†	Spherion Corporation Corporate Executives Management 2006 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.3 attached hereto.
10.4*†	Spherion Corporation Line of Business Executive Management 2006 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.4 attached hereto.
10.5*†	Separation Agreement dated February 9, 2006, by and between Spherion and Eric Archer, filed as Exhibit 10.5 attached hereto.

10.11*

Norrell Corporation 1994 Stock Incentive Plan, filed as Exhibit 10.27 to Norrell Corporation’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994, is incorporated herein by reference.

10.17

Restated Stock Purchase Agreement, dated September 26, 1997 among Interim Services Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P., filed as Exhibit 2.1 to Spherion’s Form 8-K dated September 26, 1997 and filed October 13, 1997, is incorporated herein by reference.

10.18*	Spherion Corporation Deferred Compensation Plan amended and restated as of January 1, 2005, filed as Exhibit 99.1 to Spherion’s Form 8-K filed January 5, 2006, is incorporated herein by reference.
10.19*

Spherion Corporation Outside Directors’ Compensation Plan, effective July 1, 2005, filed as Exhibit 10.19 to Spherion’s Form 10-Q for the quarter ended July 3, 2005, is incorporated herein by reference.

10.22*	Spherion Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.22 to Spherion’s Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.39*

Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, as last amended May 19, 2004, filed as Exhibit 10.39 to Spherion’s Form 10-Q for the quarter ended June 25, 2004, is incorporated herein by reference.

10.51*

Separation Agreement dated March 9, 2004, by and between Spherion and Cinda A. Hallman, filed as Exhibit 10.51 to Spherion’s Form 10-Q for the quarter ended March 26, 2004, is incorporated herein by reference.

10.55*

Restated Employment Agreement by and between Spherion and Roy G. Krause, amended through March 9, 2005, filed as Exhibit 10.55 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.56*

Restated Change in Control Agreement by and between Spherion and Roy G. Krause, amended through March 9, 2005, filed as Exhibit 10.56 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.57*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.57 attached hereto.
10.58*	Form of Restated Change in Control Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.58 attached hereto.
10.59*

Spherion Corporation Deferred Stock Plan (as amended and restated December 20, 2002) filed as Exhibit 10.59 to Spherion’s Form 10-K for the year ended December 27, 2002, is incorporated herein by reference.

10.60

Credit Agreement, dated as of July 24, 2003, made by and among the financial institutions from time to time parties thereto (such financial institutions, together with their respective successors and assigns, are referred to thereinafter each individually as a “Lender” and collectively as the “Lenders”), Bank of America, N.A., as Administrative Agent and Collateral Agent for the Lenders and Spherion, filed as Exhibit 10.60 to Spherion’s Form 10-Q for the quarter ended September 26, 2003, is incorporated herein by reference.

10.61

First Amendment to Credit Agreement, Security Agreement, Pledge Agreement and Guaranty Agreement dated August 25, 2003 by and among Spherion, as borrower, each subsidiary of Borrower party to the Security Agreement, the Pledge Agreement and the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent to the Lenders, filed as Exhibit 10.61 to Spherion’s Form 10-Q for the quarter ended September 26, 2003, is incorporated herein by reference.

10.62*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.62 attached hereto.
10.63

Second Amendment to Credit Agreement dated as of March 30, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.63 to Spherion’s Form 10-Q for the quarter ended September 24, 2004, is incorporated herein by reference.

10.64

Third Amendment to Credit Agreement dated as of July 12, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.64 to Spherion’s Form 10-Q for the quarter ended September 24, 2004, is incorporated herein by reference.

10.65*

Spherion Corporation form of 2000 Stock Incentive Plan Stock Option Agreement, filed as Exhibit 10.65 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.66*	Spherion Corporation form of standard Deferred Stock Agreement, filed as Exhibit 10.66 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
10.67*†

Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to implementation of enterprise resource planning system, filed as Exhibit 10.67 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.68*†	Spherion Corporation form of Deferred Stock Agreement with performance based vesting criteria, filed as Exhibit 10.68 attached hereto.
10.69

Fourth Amendment to Credit Agreement dated as of July 29, 2005, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 99.1 to Spherion’s Form 8-K filed August 3, 2005, is incorporated herein by reference.

10.70*†

Spherion Corporation Corporate Executives Management 2004 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.70 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.71*†

Spherion Corporation Line of Business Executive Management 2004 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.71 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.72*†

Spherion Corporation Corporate Executives Management 2005 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.72 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.73*†

Spherion Corporation Line of Business Executive Management 2005 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.73 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.74*†

Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to EPS targets filed as Exhibit 10.74 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

11	See “Earnings (Loss) Per Share” in Note 16 of the Notes to Consolidated Financial Statements included at page 67 herein.
21	Subsidiaries of Spherion, filed as Exhibit 21 attached hereto.
23.1	Consent of Deloitte & Touche LLP, filed as Exhibit 23.1 attached hereto.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.1 attached hereto.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 attached hereto.

*                    This Exhibit is a management contract or compensatory plan or arrangement.

†                    Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(b)          EXHIBITS FILED WITH THIS FORM

Exhibit Number	Exhibit Name
10.3*†	Spherion Corporation Corporate Executives Management 2006 Variable Pay Plan for the individuals listed on Schedule A attached thereto.
10.4*†	Spherion Corporation Line of Business Executive Management 2006 Variable Pay Plan for the individuals listed on Schedule A attached thereto.
10.5*†	Separation Agreement dated February 9, 2006, by and between Spherion and Eric Archer.
10.57*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto.
10.58*	Form of Restated Change in Control Agreement by and between Spherion and the individuals listed on Schedule A attached thereto.
10.62*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto.
10.68*†	Spherion Corporation form of Deferred Stock Agreement with performance based vesting criteria.
21	Subsidiaries of Spherion.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPHERION CORPORATION
February 27, 2006	By	/s/ ROY G. KRAUSE
Roy G. Krause President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spherion and in the capacities and on the date indicated.

Signature	Title
/s/ STEVEN S. ELBAUM	Chairman and Director
Steven S. Elbaum
/s/ WILLIAM F. EVANS	Director
William F. Evans
/s/ JAMES J. FORESE	Director
James J. Forese
/s/ ROY G. KRAUSE	Director
Roy G. Krause
/s/ J. IAN MORRISON	Director
J. Ian Morrison
/s/ DAVID R. PARKER	Director
David R. Parker
/s/ M. ANNE SZOSTAK	Director
M. Anne Szostak
/s/ A. MICHAEL VICTORY	Director
A. Michael Victory

(Signed as to each on February 27, 2006)

Signature	Title
/s/ ROY G. KRAUSE	President and Chief Executive Officer
Roy G. Krause
/s/ MARK W. SMITH	Senior Vice President and Chief Financial Officer
Mark W. Smith
(principal financial and accounting officer)

(Signed as to each on February 27, 2006)

SPHERION CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Fiscal Year Ended December 26, 2003
Allowance for Doubtful Accounts	$(6,760)	$(3,298)	$—	$3,387	$(6,671)
Accumulated Amortization:
Trade names	$(364)	$(203)	$—	$18	$(549)
Other	(84)	(245)	(4)	—	(333)
	$(448)	$(448)	$(4)	$18	$(882)
Fiscal Year Ended December 31, 2004
Allowance for Doubtful Accounts	$(6,671)	$(7,238)	$—	$6,832	$(7,077)
Accumulated Amortization:
Trade names	$(549)	$(208)	$—	$77	$(680)
Other	(333)	(335)	(23)	—	(691)
	$(882)	$(543)	$(23)	$77	$(1,371)
Fiscal Year Ended January 1, 2006
Allowance for Doubtful Accounts	$(7,077)	$(4,902)	$—	$7,271	$(4,708)
Accumulated Amortization:
Trade names	$(680)	$(193)	$—	$317	$(556)
Other	(691)	(222)	46	437	(430)
	$(1,371)	$(415)	$46	$754	$(986)