Form 10-Q
period 2006-04-02
SPHERION CORP
filed 2006-05-08
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding on April 27, 2006 was 57,498,593.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	April 2,	April 3,
	2006	2005
Revenues	$464,249	$507,715
Cost of services	359,678	402,252
Gross profit	104,571	105,463
Selling, general and administrative expenses	101,200	101,944
Interest expense	484	799
Interest income	(1,042)	(859)
Restructuring charges	—	1,772
	100,642	103,656

Earnings from continuing operations before income taxes and discontinued operations	3,929	1,807
Income tax expense	(1,690)	(660)

Earnings from continuing operations before discontinued operations	2,239	1,147

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	676	(3,058)
Income tax (expense) benefit	(12)	683
Earnings (loss) from discontinued operations	664	(2,375)

Net earnings (loss)	$2,903	$(1,228)

Earnings (loss) per share-Basic:
Earnings from continuing operations before discontinued operations	$0.04	$0.02
Earnings (loss) from discontinued operations	0.01	(0.04)
	$0.05	$(0.02)

Earnings (loss) per share-Diluted:
Earnings from continuing operations before discontinued operations	$0.04	$0.02
Earnings (loss) from discontinued operations	0.01	(0.04)
	$0.05	$(0.02)

Weighted average shares used in computation of earnings (loss) per share:
Basic	58,466	61,532
Diluted	59,338	62,006

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	April 2,	January 1,
	2006	2006
Assets
Current Assets:
Cash and cash equivalents	$31,719	$30,163
Receivables, less allowance for doubtful accounts of $4,041 and $4,708	265,141	294,330
Deferred tax asset	9,627	9,155
Income tax receivable	1,084	4,231
Insurance deposit	25,825	24,914
Other current assets	21,876	14,675
Total current assets	355,272	377,468
Goodwill	49,179	48,861
Property and equipment, net of accumulated depreciation of $118,241 and $114,038	87,211	88,562
Deferred tax asset	150,018	152,084
Insurance deposit	48,822	53,115
Other assets	25,784	22,554
	$716,286	$742,644
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$83,470	$93,570
Accrued salaries, wages and payroll taxes	59,040	62,619
Accrued insurance reserves	27,051	27,503
Accrued income tax payable	51,532	51,792
Current portion of long-term debt and short-term borrowings	2,709	3,141
Accrued restructuring and other current liabilities	8,591	8,950
Total current liabilities	232,393	247,575
Long-term debt, net of current portion	3,188	3,735
Accrued insurance reserves	27,322	28,119
Other long-term liabilities	24,568	24,710
Total liabilities	287,471	304,139

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 7,483,016 and 6,510,739 shares, respectively	(66,364)	(56,299)
Additional paid-in capital	842,720	845,056
Accumulated deficit	(351,839)	(354,742)
Accumulated other comprehensive income	3,645	3,837
Total stockholders’ equity	428,815	438,505
	$716,286	$742,644

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Three Months Ended
	April 2, 2006	April 3, 2005
Cash Flows from Operating Activities:
Net earnings (loss)	$2,903	$(1,228)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Discontinued operations (gain) loss on disposal, net of income tax	(1,300)	480
Depreciation and amortization	5,397	5,578
Deferred income tax expense (benefit)	1,594	(364)
Restructuring charges	—	1,772
Other non-cash charges	1,699	502
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	29,213	42,448
Other assets	(11,092)	64
Income tax receivable	2,853	1
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(13,525)	(28,325)
Restructuring liabilities	260	(634)
Net Cash Provided by Operating Activities	18,002	20,294

Cash Flows from Investing Activities:
Final Proceeds from the 2004 sale of discontinued operations	1,004	—
Acquisition, net of cash acquired	(551)	(350)
Capital expenditures, net	(6,917)	(1,190)
Insurance reimbursements	3,792	4,533
Other	808	(468)
Net Cash Provided by (Used In) Investing Activities	(1,864)	2,525

Cash Flows from Financing Activities:
Debt repayments, net	(980)	(1,421)
Repayments of lines of credit, net	—	(19,294)
Proceeds from exercises of employee stock options	623	432
Purchases of treasury stock	(14,144)	—
Other	—	14
Net Cash Used in Financing Activities	(14,501)	(20,269)
Effect of exchange rates on cash and cash equivalents	(81)	(7)
Net increase in cash and cash equivalents	1,556	2,543
Cash and cash equivalents, beginning of period	30,163	5,154
Cash and cash equivalents, end of period	$31,719	$7,697

See notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements of Spherion Corporation and subsidiaries (“Spherion”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with Spherion’s consolidated financial statements and notes thereto for each of the fiscal years in the three-year period ended January 1, 2006 included in its Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for the three months ended April 2, 2006 (“first quarter of 2006”) are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2006. As discussed in Note 3, Discontinued Operations, certain portions of Spherion’s operations have been reclassified as continuing operations in the accompanying condensed consolidated financial statements and accordingly, prior period operating results have been reclassified.

The accompanying condensed consolidated financial statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities it is required to consolidate. All material intercompany transactions and balances have been eliminated.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that entities apply a fair-value-based measurement method to account for share-based payment transactions with employees (excluding equity instruments held by employee share ownership plans). Prior to fiscal year 2006, there was no requirement to recognize in the financial statements compensation expense for stock option awards; as a result of the adoption of SFAS No. 123R, compensation expense for stock option awards must be recognized in the financial statements based on their fair value over their vesting periods. In the first quarter of fiscal 2006, Spherion adopted SFAS No. 123R, as required. See Note 2, Stock-Based Compensation, for further discussion.

2. Stock-Based Compensation

Effective January 2, 2006, Spherion adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under the transition method, the compensation cost recognized beginning January 2, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior period amounts have not been restated to recognize compensation cost in the condensed consolidated statements of operations. Under SFAS No. 123R, compensation cost is measured at the grant date based on the value of the award and is recognized in the statement of operations over the vesting period.

Spherion has one primary stock option plan, the 2000 Stock Incentive Plan. Under the plan, options to purchase Spherion’s common stock may be granted to employees and outside directors of Spherion and its subsidiaries for periods not to exceed ten years at a price that is not less than 100% of fair market value on the date of grant. At April 2, 2006 and January 1, 2006, Spherion had 2,280,727 and 3,168,277 shares, respectively, reserved for future grants under the plan. Spherion expects to satisfy option exercises with treasury stock.

Spherion also has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The provisions of SFAS No. 123R require the expense related to Spherion’s Employee Stock Purchase Plan be recorded in the condensed consolidated statements of operations. The amount of expense related to these plans was not material to the condensed consolidated statements of operations.

Prior to fiscal year 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and its related interpretations, and were granted at market value. Accordingly, compensation expense for stock option awards was not recognized in the condensed consolidated statements of operations. The following table reflects pro forma net loss and loss per share for the three months ended April 3, 2005, had the Company applied the fair value approach of SFAS No. 123, as reported in the footnotes to the Company’s condensed consolidated financial statements for that period (in thousands, except per share amounts):

Pro Forma
Three Months Ended
April 3, 2005
Net loss, as reported	$(1,228)
Add: Deferred stock unit expense included in reported net loss, net of related tax effects	166
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(672)
Pro forma net loss	$(1,734)
Loss per share:
Basic—as reported	$(0.02)
Basic—pro forma	$(0.03)
Diluted—as reported	$(0.02)
Diluted—pro forma	$(0.03)

The impact of share-based compensation expense and tax benefits recognized during the period were as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005
Share-based compensation expense	$917	$273
Income tax benefit	(157)	(107)

Share-based compensation expense, net of tax	$760	$166

As a result of the adoption of SFAS No. 123R on January 2, 2006, earnings before income taxes and net earnings for the three months ended April 2, 2006 were both $0.7 million lower than if we had been required to account for share-based compensation under APB No. 25. Basic and diluted net earnings per share for the three months ended April 2, 2006 would have been $0.06 if we had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.05.

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized over the requisite vesting periods of the awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of Spherion’s stock. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical option forfeitures. Assumptions used in the valuation model were as follows:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Expected life (in years)	4.2	3.3
Interest rate	4.64%	3.60%
Volatility	49.00%	52.00%
Expected dividends	—	—
Weighted average per share fair value	$4.42	$3.14

The increase in 2006 in the fair value of stock options over 2005 is primarily due to increased interest rates on U.S. Government securities and longer expected lives based on the pattern of stock option exercises.

Changes under these stock option plans were as follows:

	2006
		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value*
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2006	4,270,674	$9.98
Granted	1,081,950	10.07
Exercised	(112,569)	6.76
Forfeited	(202,416)	10.75
Outstanding at April 2, 2006	5,037,639	$10.04	7.27	$6,775
Vested and expected to vest at April 2, 2006	4,607,385	$10.10	7.07	$6,413
Options exercisable at April 2, 2006	2,990,210	$10.51	5.91	$4,929

*The intrinsic value of an option is the excess of the market price of the underlying stock over the exercise price.

The following table summarizes information about fixed stock options outstanding at April 2, 2006:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	Outstanding at	Exercise	Exercisable at	Exercise
Range of Exercise Prices	April 2, 2006	Price	April 2, 2006	Price
$ 0.00-$ 7.49	938,268	$6.58	909,934	$6.58
$ 7.50-$ 9.99	2,167,281	8.79	1,240,070	8.96
$10.00-$14.99	1,500,625	10.41	412,341	11.32
$15.00-$19.99	178,738	19.30	177,838	19.31
$20.00-$31.00	252,727	24.86	250,027	24.89
	5,037,639	$10.04	2,990,210	$10.51

The estimated weighted-average fair value of options granted during the first quarter of 2006, using the valuation model, was $4.42. The total intrinsic value of options exercised during the first quarter of 2006 was $0.4 million.

As of April 2, 2006, there was $4.8 million of total unrecognized compensation costs related to nonvested stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of stock options vested during the first quarter of 2006 was $1.0 million.

Cash received from option exercises was $0.6 million and $0.4 million for the first quarters of 2006 and 2005, respectively.

Spherion employees and outside directors are also eligible to receive grants of deferred stock units. Deferred stock units entitle the individual to receive shares of Spherion common stock at a future date after the individual has met service requirements or Spherion has met financial targets. Approximately 157,000 and 417,000 deferred stock units were granted during the first quarter of 2006 and the fiscal year of 2005, respectively. These deferred stock units were granted to key management employees and outside directors and the market values on grant date ranged from $6.60 to $10.07. The majority of the deferred stock units vest based upon attainment of certain performance criteria; the remainder vest over 1 to 7 years. If performance criteria are not met, the shares do not vest, and recognized compensation cost, if any, is reversed to income. The value of the deferred stock units is amortized to compensation expense ratably over the vesting period and totaled $0.2 million and $0.3 million for the first quarters of 2006 and 2005, respectively. The provisions of SFAS No. 123R did not materially change the accounting for the deferred stock units.

		Weighted-Average
		Grant-Date
Nonvested Stock (Deferred Stock Units)	Shares	Fair Value
Nonvested at January 2, 2006	698,600	$9.07
Granted	157,000	10.07
Vested	(3,788)	6.60
Forfeited	(68,500)	8.82
Nonvested at April 2, 2006	783,312	$9.30

As of April 2, 2006, total unrecognized compensation related to deferred stock units was $5.0 million. The unrecognized compensation cost related to deferred stock units that vest solely based on the passage of time was $0.4 million and is being recognized as a selling, general and administrative expense over the vesting period. The unrecognized compensation cost related to deferred stock units that vest solely based on the attainment of performance criteria was $4.6 million of which $1.7 million is expected to ultimately vest and is being recognized as a selling, general and administrative expense over the vesting period. The remaining $2.9 million related to deferred stock units that vest solely based on the attainment of performance criteria is not being recognized as the performance criteria are not expected to be achieved. Total unrecognized compensation costs related to deferred stock units are expected to be recognized over a weighted-average period of 1.3 years.  The total fair value of deferred stock units vested during the first quarter of 2006 was less than $0.1 million.

3. Discontinued Operations

During 2004, Spherion assessed the profitability of its call center outsourcing business, and made a decision to exit these operations. This business unit was comprised of four call centers, of which three were sold in 2005. During the first quarter of 2006, Spherion decided to retain the remaining call center and has reclassified all financial activity related to this center from discontinued operations to continuing operations for all periods presented.

As a result of the reclassification, an adjustment to the fair values of the assets or liabilities was not required. Revenues and pre-tax earnings for the remaining call center were included in the Staffing Services operating segment within earnings from continuing operations in the accompanying condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended
	April 2, 2006	April 3, 2005

Revenues	$2,542	$2,174
Pre-tax earnings from operations	$234	$293
Income tax expense	(101)	(115)

Net earnings from operations	$133	$178

In connection with the disposition of some subsidiaries in prior years, Spherion, from time to time provided routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The disposition of these businesses also usually requires that Spherion indemnify the purchaser for liabilities that arose prior to the disposition date. These liabilities are typically related to audits of tax liabilities by local authorities and other pre-existing liabilities. Additionally, in the contracts Spherion makes a number of representations and warranties, and from time to time, claims are made against Spherion related to these items. The estimated fair value of these indemnifications are recorded at the time of the sale. Subsequently, if any liabilities become known or are both probable and reasonably estimable, they are recorded as an expense. For some of the dispositions, Spherion has or may have future claims which are not yet probable and reasonably estimable and have not been recorded as an expense.

Spherion sold its operations in the Asia/Pacific region in two separate transactions to two different purchasers in 2004. Both transactions required working capital audits which were settled in 2004 and 2005 for a total payment to the purchasers of $1.4 million. Both purchasers have made claims under the warranty provisions of the respective sale agreements. In one of the transactions, some of the claims relate to research and development syndicates formed in Australia during the early 1990s and entered into by the business prior to its original acquisition by Spherion. These syndicates were formed to create new technologies, typically software, and allowed the third party investment member of the syndicates to obtain accelerated tax deductions and credits. Spherion’s former Asia/Pacific business provided the investment member with certain tax indemnifications. In November 2004 and December 2004, Spherion was notified that the Australian Tax office was examining two of these syndicates and seeking repayment of some or all of the tax benefits received by the investment members. Spherion has engaged counsel in Australia to review the issues raised by the Australian Tax office, and the discussions with the Australian Tax office are ongoing. The total amount of the tax benefits taken by the investment members is approximately $9.2 million Australian dollars ($6.6 million at current exchange rates). The total accrued liability at April 2, 2006 related to all of the warranty matters for both transactions was $4.0 million.

During the third quarter of 2004, Spherion completed the disposition of its staffing operation in the United Kingdom. The final working capital audit was resolved, and Spherion paid approximately $1.1 million to the purchaser in January 2006. During March 2006, all warranty claims were settled for $1.5 million, or $0.7 million less than the accrued liability, and therefore, this amount was recorded as income during the first quarter of 2006.

During the fourth quarter of 2004, Spherion sold its court reporting business. In February 2006, Spherion received $1.0 million in final proceeds as the purchaser achieved revenue growth targets and was recorded as a gain on the sale.

No assets or liabilities classified as discontinued operations remain as of April 2, 2006. Revenues and pre-tax operating losses from subsidiaries sold are included within earnings (loss) from discontinued operations in the accompanying condensed consolidated statements of operations and are as follows (in thousands):

	Three Months Ended
	April 2, 2006			April 3, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$4,126	$4,126
Pre-tax loss from operations	$(352)	$(690)	$(1,042)	$(713)	$(1,857)	$(2,570)
Pre-tax gain (loss) on disposal	1,654	64	1,718	(488)	—	(488)
Income tax (expense) benefit	(256)	244	(12)	288	395	683
Net earnings (loss) from discontinued operations	$1,046	$(382)	$664	$(913)	$(1,462)	$(2,375)

(1)                                  Results from discontinued operations previously reported within the Professional Services operating segment relate primarily to the court reporting business and the staffing operations in The Netherlands through the period of each respective business’ disposition.

(2)                                  Results from discontinued operations previously reported within the Staffing Services operating segment relate primarily to the call center outsourcing business through the date of its disposition.

4. Segment Information

Spherion has two operating segments: Staffing Services and Professional Services. Spherion evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring charges). All material intercompany revenue and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the condensed consolidated statements of operations.

During the first quarter of 2006, Spherion decided to retain a call center operation previously classified as discontinued operations; results related to this call center operation have been reclassified from discontinued operations to continuing operations for all periods presented. This call center contributed revenues of $2.5 million and $2.2 million and earnings from operations of $0.1 million and $0.2 million for the first quarters of 2006 and 2005, respectively. See Note 3, Discontinued Operations, for further discussion.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005

Revenues:
Staffing Services	$345,416	$404,256
Professional Services	118,833	103,459
Segment revenue	$464,249	$507,715

Gross profit:
Staffing Services	$66,176	$73,757
Professional Services	38,395	31,706
Segment gross profit	$104,571	$105,463

Segment operating profit:
Staffing Services	$1,455	$3,664
Professional Services	5,586	3,524
Segment operating profit	7,041	7,188

Unallocated corporate costs	(3,599)	(3,551)
Amortization of intangibles	(71)	(118)
Interest expense	(484)	(799)
Interest income	1,042	859
Restructuring charges	—	(1,772)

Earnings from continuing operations before income taxes and discontinued operations	$3,929	$1,807

5. Comprehensive Income (Loss)

The following table displays the computation of comprehensive earnings (loss) (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005
Net earnings (loss)	$2,903	$(1,228)

Other comprehensive loss:
Foreign currency translation adjustments arising during the period	(192)	(223)

Total comprehensive income (loss)	$2,711	$(1,451)

6. Earnings (Loss) Per Share

Basic earnings per share are computed by dividing Spherion’s earnings from continuing operations before discontinued operations by the weighted average number of shares outstanding during the period.

When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings from continuing operations plus after-tax interest on convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock, and deferred stock units. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method.

The following table reconciles the numerator (earnings from continuing operations) and denominator (shares) of basic and diluted earnings (loss) per share computations (amounts in thousands, except per share amounts):

	Three Months Ended
	April 2, 2006			April 3, 2005
	Earnings			Earnings
	from			from
	Continuing		Per Share	Continuing		Per Share
	Operations	Shares	Amount	Operations	Shares	Amount

Basic EPS	$2,239	58,466	$0.04	$1,147	61,532	$0.02

Effect of dilutive securities: Stock options and other dilutive securities	—	872		—	474
Diluted EPS	$2,239	59,338	$0.04	$1,147	62,006	$0.02

For the three months ended April 2, 2006 and April 3, 2005, outstanding employee stock options of 1.9 million and 3.5 million, respectively, have been excluded from the computation of diluted earnings (loss) per share since they are anti-dilutive. Additionally, 0.4 million of convertible securities are excluded as they would also be anti-dilutive for the three months ended April 3, 2005. These convertible promissory notes were paid off at the end of the third quarter in 2005.

7. Stockholders’ Equity

On May 24, 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock. Share repurchases are being made from time to time in open-market transactions or in privately negotiated transactions.

During the three months ended April 2, 2006, Spherion purchased 1.4 million shares for $14.1 million at an average price per share of $10.28. As of April 2, 2006, an additional 1.6 million shares may be repurchased under this authorization. The repurchase program does not require Spherion to acquire any specific number of shares and may be terminated at any time.

8. Legal Proceedings and Contingencies

In connection with the disposition of some subsidiaries in prior years, Spherion from time to time provided routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The disposition of these businesses also usually requires that Spherion indemnify the purchaser for liabilities that arose prior to the disposition date. See Note 3, Discontinued Operations, for further discussion.

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

In 2003, in connection with Spherion’s acquisition of 85% of its Canadian franchise operation, Spherion entered into a put/call agreement with the minority interest holder, whereby the minority interest holder can put the remaining 15% interest in the Canadian operations back to Spherion any time after January 1, 2006, or, as amended, Spherion can call the remaining 15% interest any time after January 1, 2008. If the put or the call were exercised, the purchase price would be primarily determined based upon the net assets and gross profits from this operation. Based upon these factors, the estimated purchase price using net assets as of January 1, 2006 and operating results for the year ended January 1, 2006 would approximate $3.0 million, however, this amount is not determinable or certain to be paid at this point in time.

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

In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion’s tax refund for its 2002 filing year was increased by approximately $60.0 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves as of April 2, 2006 in the amount of $51.5 million, with respect to any tax liabilities that may arise in relation to these transactions or any other potential tax liabilities should its position be successfully challenged by tax authorities. An unfavorable settlement or adverse resolution could result in the repayment of a portion of the refund received plus interest.

Several states are examining Spherion’s prior year unemployment tax rates. Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state. In the states where the rate is currently being examined and challenged, the claims raised by the states approximate $3.6 million plus potential interest and penalties. As of April 2, 2006, Spherion had $2.1 million accrued as its best estimate of losses it expects to incur as a result of these challenges. It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. It includes the following sections:

•              Executive Summary

•              Operating Results

•              Liquidity and Capital Resources

•              Off-Balance Sheet Arrangements

•              Critical Accounting Policies

•              New Accounting Pronouncements

•              Forward-Looking Statements — Safe Harbor

Executive Summary

We identified three strategic initiatives for 2006. Our progress on these initiatives during the first quarter of 2006 was as follows:

•                  First, achieve growth by expanding the depth and breadth of our services with existing accounts:  We achieved growth with targeted small to mid-sized customers and also increased the services we provide to existing accounts within Professional Services, but experienced revenue declines with our largest staffing customers. Overall, revenue decreased 8.6% during the first quarter of 2006 compared with the same period in 2005. Most of this decrease was due to the loss of a large managed services contract in 2005, the intentional exit of lower priced accounts during 2005 and lower revenues from larger customers in 2006; these decreases more than offset sales increases with small to medium sized businesses, a permanent placement increase of 19.7% and increased professional staffing services.

•                  Second, targeting new accounts by providing integrated services:  During the first quarter of 2006, we continued to acquire new business and expand business with customers acquired in 2005.

•                  Third, continue improving operating leverage: Overall, gross profit margin was 22.5%, an increase of 170 basis points compared with the same period in 2005. Gross profit margin expansion is primarily due to (i) the decision in 2005 to reduce certain low priced business, (ii) a higher proportion of permanent placement revenue (3.7% of our first quarter revenue, an increase of 90 basis points from the same prior year period), and (iii) lower employee benefit costs. Selling, general and administrative expense decreased slightly from the prior year. Earnings from continuing operations increased from the prior year in spite of lower revenues.

Operating Results

Consolidated Operating Results

Three Months Ended April 2, 2006 Compared with April 3, 2005

•          Revenue in 2006 was $464.2 million, a decrease of 8.6% compared with the same period in the prior year. Lower total revenue resulted from declines in both temporary staffing and managed services within the Staffing Services segment, partially offset by higher total permanent placement and temporary staffing within Professional Services. The Bureau of Labor Statistics estimated an increase of 5.2% in the number of temporary employees in the first quarter of 2006, compared with the same period in the prior year. The decreases in revenue within Staffing Services were primarily due to (i) a decrease in demand from several large accounts, (ii) our decision in 2005 to exit certain business due to low pricing and other customer losses, and (iii) the loss of a large managed services account to global consolidation. Temporary staffing increased within Professional Services as demand increased for technology, finance and accounting and other professional skill sets. Permanent placement services, particularly within Professional Services, remained strong with growth of 19.7% compared with the same period in 2005.

•          Gross profits in 2006 were almost flat with the prior year at $104.6 million, (a decrease of 0.8% from the prior year) in spite of the revenue decline. Gross profit margin increased to 22.5% in 2006 compared with 20.8% for the same period in 2005. Higher temporary staffing pricing and a higher proportion of permanent placement services in 2006 positively impacted gross profit margins.

•          Selling, general and administrative expenses were $101.2 million, a decrease of 0.7% from the same period in 2005. As a percentage of revenues, these costs increased to 21.8%, from 20.1% for the same period in 2005. While we reduced costs within Staffing Services, we did so at a slower pace than the revenue declined. Within Professional Services, expenses increased due to increased revenues.

•          Our effective tax rate from continuing operations for the quarter was 43.0% and was higher than the US Federal Statutory tax rate of 35.0% primarily due to state income taxes and the implementation of SFAS No. 123R, “Accounting for Stock Based Compensation” to account for stock option expense, which does not qualify for a full tax benefit.

•          Earnings from continuing operations were $0.04 per diluted share for the first quarter of 2006 compared with $0.02 per share in the same period in 2005. During 2006, we adopted SFAS No. 123R, “Accounting for Stock Based Compensation,” and recorded stock option expense in the 2006 statement of operations. Stock option expense for the first quarter of 2006 was $0.7 million on a pre-tax basis. Earnings from continuing operations for 2005 include a $0.02 per share expense for restructuring charges, net of tax benefit. Discontinued operations resulted in earnings of $0.01 per share in 2006 compared with a loss of $0.04 per share in the 2005 period.

•          Days Sales Outstanding (DSO, a measure of how quickly accounts receivable are collected) decreased to 53 days as of April 2, 2006 from 54 days as of January 1, 2006.

Discontinued Operations

Revenues and pre-tax operating losses from subsidiaries sold were included within earnings (loss) from discontinued operations in the accompanying condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended
	April 2, 2006			April 3, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$4,126	$4,126
Pre-tax loss from operations	$(352)	$(690)	$(1,042)	$(713)	$(1,857)	$(2,570)
Pre-tax gain (loss) on disposal	1,654	64	1,718	(488)	—	(488)
Income tax (expense) benefit	(256)	244	(12)	288	395	683
Net earnings (loss) from discontinued operations	$1,046	$(382)	$664	$(913)	$(1,462)	$(2,375)

(1)                                  Results from discontinued operations previously reported within the Professional Services operating segment relate primarily to the court reporting business and the staffing operations in the United Kingdom and The Netherlands.

(2)                                  Results from discontinued operations previously reported within the Staffing Services operating segment relate primarily to the call center outsourcing business through the date of its disposition.

During 2004, we assessed the profitability of our call center outsourcing business, and made a decision to exit these operations. This business unit was comprised of four call centers, of which three were sold in 2005. During the first quarter of 2006, we decided to retain the remaining call center and have reclassified all financial activity related to this center from discontinued operations to continuing operations for all periods presented.

In February 2006, we received $1.0 million in final proceeds related to the 2004 sale of the court reporting business as the purchaser achieved revenue growth targets and recorded it as a gain on the sale.

During March 2006, all warranty claims related to the 2004 sale of the staffing operation in the United Kingdom were settled for $1.5 million, or $0.7 million less than the accrued liability, and therefore, this amount was recorded as income during the first quarter of 2006.

See Note 3, Discontinued Operations, in the accompanying notes to the condensed consolidated financial statements for additional information.

Restructuring Charges

The following is a summary of current and prior period restructuring activities (in thousands):

	Three Months Ended
	April 2, 2006	April 3, 2005
Restructuring	$—	$1,874
Reversal of over accrual	—	(102)
	$—	$1,772

During the first quarter of 2005, we incurred restructuring charges of $1.9 million for severance costs related to the elimination of 94 positions following the previously announced termination of a customer contract and other changes within the managed services portion of our Staffing Services operating segment. We also identified accruals of $0.1 million that were unnecessary primarily the result of resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and special items (restructuring charges). All material intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the condensed consolidated statements of operations.

During the first quarter of 2006, we decided to retain the remaining call center that was held for sale and have reclassified all financial activity related to this center from discontinued operations to continuing operations for all periods presented. This call center had revenues of $2.5 million and $2.2 million for the first quarters of 2006 and 2005, respectively, and net earnings from operations of $0.1 million and $0.2 million, respectively. See Note 3, Discontinued Operations, in the accompanying notes to the condensed consolidated financial statements for further discussion.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes and discontinued operations for the periods indicated were as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2006	2005

Revenues:
Staffing Services	$345,416	$404,256
Professional Services	118,833	103,459
Segment revenue	$464,249	$507,715

Gross profit:
Staffing Services	$66,176	$73,757
Professional Services	38,395	31,706
Segment gross profit	$104,571	$105,463

Segment operating profit:
Staffing Services	$1,455	$3,664
Professional Services	5,586	3,524
Segment operating profit	7,041	7,188

Unallocated corporate costs	(3,599)	(3,551)
Amortization of intangibles	(71)	(118)
Interest expense	(484)	(799)
Interest income	1,042	859
Restructuring charges	—	(1,772)

Earnings from continuing operations before income taxes and discontinued operations	$3,929	$1,807

Segment Operating Results

Staffing Services

Information on the Staffing Services operating segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended
	April 2, 2006		April 3, 2005
		% of		% of
		Total		Total
Revenue by Skill*:
Clerical	$219,784	63.6%	$261,793	64.8%
Light Industrial	125,632	36.4%	142,463	35.2%
Segment Revenue	$345,416	100.0%	$404,256	100.0%

Revenue by Service:
Temporary Staffing	$295,332	85.5%	$332,903	82.4%
Managed Services*	45,244	13.1%	67,209	16.6%
Permanent Placement	4,840	1.4%	4,144	1.0%
Segment Revenue	$345,416	100.0%	$404,256	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	16.1%		16.1%
Managed Services	30.3%		23.8%
Permanent Placement	100.0%		100.0%
Total Staffing Services	19.2%		18.2%

* Managed services revenue and revenue by skill for 2005 have not been adjusted for the movement of certain managed services contracts within Staffing Services during the second quarter to temporary staffing within Professional Services. The amount moved for the three months ended April 2, 2006 was $4.0 million. Management responsibility for these contracts moved to Professional Services.

Three Months Ended April 2, 2006 Compared with April 3, 2005

Revenues — Staffing Services revenue decreased 14.6% to $345.4 million in the first quarter of 2006 from $404.3 million in the same period of 2005. Approximately one-half of the revenue decrease was due to one large managed services customer loss in 2005 and the loss or intentional exit of business in 2005 for customers who did not meet minimum thresholds. The remainder of the decrease was due to a decrease in demand from several large accounts and the movement of $4.0 million in revenue for locally based managed services contracts from this segment to our Professional Services segment.

•          By skill — Clerical revenue decreased 16.0% and light industrial revenue decreased 11.8% from prior year levels. Both skill categories were impacted by a decrease in demand from large accounts and new business starting-up at a slower pace than business that was exited or lost in 2005; clerical services were especially impacted by a decrease in managed services as discussed below.

•          By service — Temporary staffing revenues decreased 11.3% compared with the same period in 2005, primarily due to a decrease in demand from large accounts combined with new accounts starting-up at a slower pace than business that was exited or lost in 2005. Managed services revenue decreased 32.7% during the first quarter of 2006 compared with the same period in the prior year primarily due to the loss in 2005 of one large managed service customer, lower outplacement revenues due to a slowdown in corporate downsizing trends, and the movement of $4.0 million in revenue for locally based technology services contracts from this segment to our Professional Services segment. Permanent placement revenue did not significantly impact revenues with an increase of $0.7 million; however, as a percentage, it increased by 16.8%.

Gross Profit — Gross profit decreased 10.3% to $66.2 million from $73.8 million in the same period of the prior year primarily as a result of the decrease in revenue. Overall gross profit margin was 19.2% in 2006 compared with 18.2% in the same prior year period. The increase of 100 basis points in the overall gross profit margin was primarily due to (i) pricing increases which resulted in improved pay/bill spreads (80 basis points), (ii) a shift in service mix due to the decrease in demand of temporary staffing (30 basis points), and (iii) improvement in managed services margin due to growth in higher margin recruitment outsourcing services (10 basis points), partially offset by higher employee benefit costs (20 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $1.5 million compared with $3.7 million in the same period of the prior year. The decrease from prior year was due to lower gross profit of $7.6 million partially offset by lower operating expenses of $5.4 million. Decreases in operating expenses were primarily due to the lower volume in business and due to cost reductions related to the managed services customer loss. Operating expenses as a percentage of revenue increased to 18.7% compared with 17.3% in the same period of the prior year primarily due to revenue volume decreases at a higher rate than cost reductions.

Outlook — Our major focus for the remainder of 2006 will be profitable revenue growth at market rates. We will continue focusing our resources by continuing to target small and mid-sized customers where pricing pressures tend to be less severe. We will also try to increase account penetration by building on relationships with existing clients to whom we are currently providing services. Despite these efforts, there is no assurance that revenues or segment operating profit will grow in the second quarter of 2006.

Professional Services

Information on the Professional Services operating segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended
	April 2, 2006		April 3, 2005
		% of		% of
		Total		Total
Revenue by Skill*:
Information Technology	$76,053	64.0%	$65,593	63.4%
Finance & Accounting	26,619	22.4%	24,209	23.4%
Other	16,161	13.6%	13,657	13.2%
Segment Revenue	$118,833	100.0%	$103,459	100.0%

Revenue by Service:
Temporary Staffing*	$106,354	89.5%	$93,140	90.0%
Permanent Placement	12,479	10.5%	10,319	10.0%
Segment Revenue	$118,833	100.0%	$103,459	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	24.4%		23.0%
Permanent Placement	100.0%		100.0%
Total Professional Services	32.3%		30.6%

* Temporary staffing revenue and revenue by skill for 2005 have not been adjusted for the movement of certain managed services contracts during the second quarter of 2005 from within Staffing Services to Professional Services. The amount moved for the three months ended April 2, 2006 was $4.0 million. Management responsibility for these contracts moved to Professional Services.

Three Months Ended April 2, 2006 Compared with April 3, 2005

Revenues — Professional Services revenue increased 14.9% to $118.8 million in 2006 from $103.5 million in the same 2005 period. Customer demand was strong in the first quarter of 2006, and we continued to exploit this trend through the investments made in 2005 in additional sales and recruiting staff. Most of the increase in revenues, $13.2 million, was in temporary staffing revenues and included $4.0 million due to the movement of revenue for locally based managed services contracts from our Staffing Services segment to this segment. Permanent placement revenues showed a strong increase as a percentage, 20.9%, or $2.2 million.

•          By skill — Information technology (“IT”) increased 9.8% from the same period in the prior year (excluding the movement of approximately $4.0 million of locally based technology services contracts from Staffing Services) due to continued demand in temporary staffing and permanent placement. Finance and accounting increased 10.0% largely due to continued strong demand, as a result of ongoing projects related to the increased regulatory environment. Revenue from other skills increased primarily due to increased demand for temporary staffing in the human resources and legal sectors.

•          By service — Temporary staffing increased 14.2% primarily due to continued demand for IT personnel and finance and accounting, and the movement of $4.0 million of locally based technology services contracts from Staffing Services. Permanent placement revenue increased 20.9% primarily due to the continued focus on IT combined with the 2005 addition in recruiter headcount.

Gross Profit — Professional Services gross profit increased 21.1% to $38.4 million from $31.7 million in the same period of the prior year. The overall gross profit margin was 32.3% in 2006 compared with 30.6% in the same period of the prior year. This 170 basis point increase in gross profit margin was primarily due to (i) higher temporary staffing pricing (140 basis points), (ii) a change in service mix as permanent placement has grown faster than temporary staffing (40 basis points), and (iii) lower employee benefit costs (15 basis points), partially offset by an increase in state unemployment taxes (25 basis points).

Segment Operating Profit — Professional Services segment operating profit was $5.6 million compared with $3.5 million in the same period of the prior year. The increase in operating profit was the result of the increase in gross profits of $6.7 million, partially offset by an increase in operating expenses of $4.6 million. Operating expenses as a percentage of revenues experienced a slight increase to 27.6% from 27.2% in the same prior year period. The increase in operating expenses was primarily due to (i) increased incentive compensation as a result of higher volume and (ii) increased candidate advertising expense. These increases were partially offset by lower bad debt expense.

Outlook — In the first quarter of 2006, growth continued at a similar pace as in 2005. Growth was strongest in information technology and finance and accounting for both temporary staffing and permanent placement. Recruiter productivity continues to improve, and therefore, we are exploiting the investment we made in 2005 to increase sales and recruiter headcounts. Growth in IT for the remainder of 2006 is expected to continue, however, it will largely depend on our ability to continue penetrating existing client relationships and customer project related spending. Within the finance and accounting skill sets, we expect growth to continue as projects which resulted from the increased regulatory environment have transitioned from implementation to maintenance. There is no assurance that revenues or segment operating profit for the Professional Services segment will continue to grow at the same pace.

Unallocated Corporate Costs

Unallocated corporate costs were $3.6 million in the first quarters of 2006 and 2005.

Liquidity and Capital Resources

Cash Flows

As of April 2, 2006, we had total cash resources available of $31.7 million (an increase of $1.6 million from January 1, 2006). Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized as follows (in thousands):

	Three Months Ended
	April 2, 2006	April 3, 2005
Cash Provided By (Used In):
Operating activities	$18,002	$20,294
Investing activities	(1,864)	2,525
Financing activities	(14,501)	(20,269)
Effect of exchange rates	(81)	(7)
Net increase in cash and cash equivalents	$1,556	$2,543

Operating cash flows

Operating cash flows of $18.0 million for the first quarter of 2006 were primarily comprised of earnings, excluding the gain on disposal of discontinued operations of $1.7 million, plus non-cash depreciation and amortization of $5.4 million, a reduction in working capital of $7.7 million and non-cash deferred income tax expense of $1.6 million. Working capital was reduced primarily due to lower accounts receivable as a result of declining revenue and a one day improvement in DSO during the quarter. Working capital was also used to fund $10.7 million in a portfolio of mutual funds, classified as trading securities, to fully fund the company’s non-qualified deferred compensation plan, and to reduce accounts payable and accrued liabilities.

Operating cash flows of $20.3 million for the first quarter of 2005 were primarily comprised of the net operating loss, adjusted for the loss on disposal of discontinued operations of $0.5 million, non-cash depreciation and amortization of $5.6 million, and a reduction in working capital of $13.6 million. Working capital was reduced primarily due to the collection of accounts receivable as we reduced DSO by three days to 57 days from 60 days at December 31, 2004. This was partially offset by a use of cash to reduce accounts payable and other accrued expenses.

Investing cash flows

Cash used in investing activities of $1.9 million for the first quarter of 2006 was primarily due to capital expenditures of $6.9 million, partially offset by (i) reimbursements of $3.8 million from our insurance carrier for claim payments, (ii) final proceeds of $1.0 million from the sale of the court reporting business, and (iii) collections on notes receivable from franchisees. Capital expenditures primarily relate to computer software and hardware to improve our technology infrastructure and reporting capabilities.

Cash provided by investing activities of $2.5 million in the first quarter of 2005 was primarily related to reimbursements of $4.5 million from our insurance carrier for claim payments partially offset by capital expenditures of $1.2 million.

Financing cash flows

Financing cash used of $14.5 million for the first quarter of 2006 was primarily due to the repurchase of common stock of $14.1 million. In the first quarter of 2006, we purchased 1.4 million shares, and as of April 2, 2006, there are up to 1.6 million shares remaining under the current authorization of May 2005.

For the first quarter of 2005, cash used in financing activities of $20.3 million was primarily due to the repayment (net of borrowings) from the lines of credit and repayment of notes payable of $20.7 million.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows, and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements, however, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of our domestic accounts receivable. At our option, the amount available can be increased to $300.0 million. As of April 2, 2006, there were no amounts outstanding under this facility and our total availability was $172.6 million (calculated as eligible receivables of $199.4 million, less: amounts outstanding, if any, letters of credit of $1.0 million and a one week payroll reserve of $25.8 million). Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.25% (LIBOR plus a spread) or approximately 7.50% (prime plus a spread) as of April 2, 2006. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum. This line of credit expires in 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This facility provides up to CAD$13.0 million of on-balance sheet financing (approximately $11.1 million at current exchange rates). As of April 2, 2006, there were no borrowings outstanding under this facility. As of April 2, 2006, the interest rate for amounts borrowed on this facility would have approximated 6.5% (Canadian prime plus a spread). A commitment fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. We guarantee the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. At April 2, 2006, we were in compliance with the requirements of these covenants.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes from Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, except as noted below.

Accounting Changes

Stock-Based Compensation— Effective January 2, 2006, Spherion adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under the transition method, the compensation cost recognized beginning January 2, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior period amounts have not been restated to recognize compensation cost in the condensed consolidated statements of operations. Under SFAS No. 123R, compensation cost is measured at the grant date based on the value of the award and is recognized in the statement of operations over the vesting period. See Note 2, Stock-Based Compensation, in the accompanying notes to the condensed consolidated financial statements for further information.

The fair value of options at grant date was estimated using the Black-Scholes-Merton multiple option model. The assumptions used in this model for 2006 were an expected life of 4.2 years, a weighted-average risk free interest rate of 4.64%, volatility of 49.0%, and no expected dividends, which resulted in a weighted average per share fair value of $4.42. If our stock continues to experience a high degree of price volatility or if employees begin to hold options for a longer period of time, the fair value of our options and our cost would increase. If interest rates increase, the value of future options could also increase. The assumptions we used are based upon our historical experience or the current interest rate environment; however, future results could differ from these assumptions.

Forward-Looking Statements — Safe Harbor

In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

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

There has been no change in our internal control over financial reporting during the quarter ended April 2, 2006, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

		Average	Total Number of	Maximum Number
	Total	Price	Shares Purchased	of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program	the Program
January 2, 2006 through January 29, 2006	450,000	$10.59	450,000	2,509,500
January 30, 2006 through February 26, 2006	475,000	10.32	475,000	2,034,500
February 27, 2006 through April 2, 2006	447,000	9.92	447,000	1,587,500
	1,372,000	$10.28	1,372,000	1,587,500

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

SPHERION CORPORATION
(Registrant)

DATE—May 8, 2006	BY	/s/ Mark W. Smith
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