Form 10-Q
period 2006-07-02
SPHERION CORP
filed 2006-08-08
CIK 914536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding on July 30, 2006 was 56,513,268.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	July 2,	July 3,
	2006	2005
Revenues	$472,714	$479,091
Cost of services	359,916	373,824
Gross profit	112,798	105,267
Selling, general and administrative expenses	105,875	101,059
Interest expense	506	652
Interest income	(1,084)	(966)
Restructuring and other charges	(303)	(168)
	104,994	100,577

Earnings from continuing operations before income taxes and discontinued operations	7,804	4,690
Income tax expense	(3,333)	(1,701)

Earnings from continuing operations before discontinued operations	4,471	2,989

Discontinued operations:
Loss from discontinued operations before income taxes	(2,345)	(1,426)
Income tax benefit	1,485	192
Loss from discontinued operations	(860)	(1,234)

Net earnings	$3,611	$1,755

Earnings per share-Basic:
Earnings from continuing operations before discontinued operations	$0.08	$0.05
Loss from discontinued operations	(0.02)	(0.02)
	$0.06	$0.03

Earnings per share-Diluted*:
Earnings from continuing operations before discontinued operations	$0.08	$0.05
Loss from discontinued operations	(0.01)	(0.02)
	$0.06	$0.03

Weighted average shares used in computation of earnings per share:
Basic	57,320	61,802
Diluted	57,991	62,104

*Earnings per share amounts are calculated independently for each component and may not be additive due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, in thousands, except per share amounts)

	Six Months Ended
	July 2,	July 3,
	2006	2005
Revenues	$936,963	$986,806
Cost of services	719,594	776,076
Gross profit	217,369	210,730
Selling, general and administrative expenses	207,075	203,003
Interest expense	990	1,451
Interest income	(2,126)	(1,825)
Restructuring and other charges	(303)	1,604
	205,636	204,233

Earnings from continuing operations before income taxes and discontinued operations	11,733	6,497
Income tax expense	(5,023)	(2,361)

Earnings from continuing operations before discontinued operations	6,710	4,136

Discontinued operations:
Loss from discontinued operations before income taxes	(1,669)	(4,484)
Income tax benefit	1,473	875
Loss from discontinued operations	(196)	(3,609)

Net earnings	$6,514	$527

Earnings per share-Basic*:
Earnings from continuing operations before discontinued operations	$0.12	$0.07
Loss from discontinued operations	—	(0.06)
	$0.11	$0.01

Earnings per share-Diluted:
Earnings from continuing operations before discontinued operations	$0.11	$0.07
Loss from discontinued operations	—	(0.06)
	$0.11	$0.01

Weighted average shares used in computation of earnings per share:
Basic	57,899	61,665
Diluted	58,671	62,053

*Earnings per share amounts are calculated independently for each component and may not be additive due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	July 2,	January 1,
	2006	2006
Assets
Current Assets:
Cash and cash equivalents	$22,253	$30,163
Receivables, net of allowance for doubtful accounts of $4,538 and $4,708, respectively	271,161	294,330
Deferred tax asset	9,157	9,155
Insurance deposit	26,809	24,914
Other current assets	18,479	18,906
Total current assets	347,859	377,468
Goodwill	50,016	48,861
Property and equipment, net of accumulated depreciation of $120,496 and $114,038, respectively	87,367	88,562
Deferred tax asset	147,822	152,084
Insurance deposit	45,007	53,115
Other assets	26,312	22,554
	$704,383	$742,644
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$78,824	$93,570
Accrued salaries, wages and payroll taxes	64,156	62,619
Accrued insurance reserves	25,716	27,503
Accrued income tax payable	50,291	51,792
Current portion of long-term debt and short-term borrowings	2,501	3,141
Accrued restructuring and other current liabilities	6,826	8,950
Total current liabilities	228,314	247,575
Long-term debt, net of current portion	2,826	3,735
Accrued insurance reserves	25,450	28,119
Other long-term liabilities	25,619	24,710
Total liabilities	282,209	304,139

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 8,786,102 and 6,510,739 shares, respectively	(77,986)	(56,299)
Additional paid-in capital	842,977	845,056
Accumulated deficit	(348,228)	(354,742)
Accumulated other comprehensive income	4,758	3,837
Total stockholders’ equity	422,174	438,505
	$704,383	$742,644

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	July 2,	July 3,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$6,514	$527
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations loss on disposal, net of income tax	323	470
Depreciation and amortization	10,857	11,118
Deferred income tax expense (benefit)	4,260	(687)
Restructuring charges	275	1,604
Stock-based compensation	1,610	281
Other non-cash charges	1,144	681
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	23,161	70,731
Other assets	(10,553)	(374)
Income tax receivable	3,203	8,775
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(18,703)	(36,513)
Net Cash Provided by Operating Activities	22,091	56,613

Cash Flows from Investing Activities:
Final Proceeds from the 2005 sale of discontinued operations	1,004	—
Acquisitions, net of cash acquired	(555)	(887)
Capital expenditures, net	(11,972)	(3,997)
Insurance reimbursements	7,902	7,867
Other	788	3,527
Net Cash (Used In) Provided by Investing Activities	(2,833)	6,510

Cash Flows from Financing Activities:
Debt repayments, net	(1,548)	(3,813)
Repayments of lines of credit, net	—	(32,085)
Proceeds from exercise of employee stock options	1,540	3,057
Purchases of treasury stock and other, net	(27,299)	(4,002)
Net Cash Used in Financing Activities	(27,307)	(36,843)
Effect of exchange rates on cash and cash equivalents	139	(5)
Net increase (decrease) in cash and cash equivalents	(7,910)	26,275
Cash and cash equivalents, beginning of period	30,163	5,154
Cash and cash equivalents, end of period	$22,253	$31,429

Supplemental Cash Flow Information:
Non-cash activities:
Accrual of fixed assets received	$624	$—
Short-term note payable for purchase of software and related costs	—	714

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Spherion Corporation and all entities in which Spherion has a controlling interest and variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All material intercompany transactions and balances have been eliminated in consolidation.

These statements have been prepared in accordance with the accounting policies described in the Annual Report on Form 10-K for fiscal year ended January 1, 2006 and should be read in conjunction with the Consolidated Financial Statements and notes included therein. These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and the disclosures herein are adequate. The results for interim periods are unaudited and not necessarily indicative of the results that can be expected for a full year. As discussed in Note 3, “Discontinued Operations,” certain portions of Spherion’s operations previously classified as discontinued operations have been reclassified as continuing operations for both current and prior periods within these statements.

New Accounting Pronouncement

In June 2006, FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation requires the recognition of the impact of a tax position in the Consolidated Financial Statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for Spherion in fiscal year 2007. Spherion is currently evaluating the impact of adopting FIN 48.

2. Stock-Based Compensation

Effective January 2, 2006, Spherion adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning January 2, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior period amounts have not been restated to recognize compensation cost in the Condensed Consolidated Statements of Earnings. Under SFAS No. 123R, compensation cost is measured at the grant date based on the value of the award and is recognized in the statement of earnings over the vesting period.

As a result of adopting SFAS No. 123R on January 2, 2006, earnings from continuing operations before income taxes and net earnings for the three and six months ended July 2, 2006 were reduced by $0.9 million pre-tax ($0.8 million after-tax) and $1.7 million pre-tax ($1.5 million after-tax), respectively. Both basic and diluted earnings per share for the three and six months ended July 2, 2006 were correspondingly reduced by $0.01 per share and $0.03 per share lower, respectively.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Prior to fiscal year 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and its related interpretations, and were granted at market value. Accordingly, compensation expense for stock option awards was not recognized in the Condensed Consolidated Statements of Earnings. The following table reflects pro forma net loss and loss per share for the three and six months ended July 3, 2005, had the Company applied the fair value approach of SFAS No. 123, as reported in the footnotes to the Company’s Condensed Consolidated Financial Statements for that period (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 3, 2005	July 3, 2005
Net earnings, as reported	$1,755	$527
Add: Deferred stock unit expense included in reported net earnings, net of related tax effects	5	171
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(370)	(1,042)
Pro forma net earnings	$1,390	$(344)
Earnings per share:
Basic—as reported	$0.03	$0.01
Basic—pro forma	$0.02	$(0.01)
Diluted—as reported	$0.03	$0.01
Diluted—pro forma	$0.02	$(0.01)

In May 2006, Spherion’s stockholders approved the adoption of the 2006 Stock Incentive Plan, which replaced the 2000 Stock Incentive Plan and the Deferred Stock Plan effective July 1, 2006.  Under the 2006 Stock Incentive Plan, options to purchase Spherion’s common stock may be granted to employees and outside directors of Spherion and its subsidiaries for periods not to exceed seven years at a price that is not less than 100% of fair market value on the date of grant.  The 2006 Stock Incentive Plan also allows other types of stock-based awards including common stock, performance shares, performance units, restricted stock and stock appreciation rights, although there are limitations on the amount of full value awards that can be granted. All awards of stock options, deferred stock units and other stock-based awards granted on or after July 1, 2006 will be issued under the 2006 Stock Incentive Plan. As of July 2, 2006, Spherion had 5,000,000 shares reserved for future grants under the 2006 Stock Incentive Plan.  Additionally, any shares subject to awards under the 2000 Stock Incentive Plan that are cancelled, forfeited or expired will be available for re-grant under the 2006 Stock Incentive Plan.  Spherion expects to satisfy option exercises with treasury stock.

Spherion also has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The provisions of SFAS No. 123R require the expense related to Spherion’s Employee Stock Purchase Plan be recorded in the Condensed Consolidated Statements of Earnings; the expense related to this plan was not material to the Condensed Consolidated Statements of Earnings.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The impact of share-based compensation expense and tax benefits recognized in the statement of earnings during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Share-based compensation expense	$693	$8	$1,610	$281
Income tax benefit	(18)	(3)	(175)	(110)

Share-based compensation expense, net of tax	$675	$5	$1,435	$171

The fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized over the requisite vesting periods of the awards. Use of this valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of Spherion’s stock. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical option forfeitures. Assumptions used in the valuation model were as follows:

	Six Months Ended
	July 2,	July 3,
	2006	2005
Expected life (in years)	4.2	3.3
Interest rate	4.7%	3.6%
Volatility	49.0%	52.0%
Expected dividends	—	—
Weighted average per share fair value	$4.42	$3.14

The increase in the fair value of the options over the prior year is primarily due to increased exercise prices of options granted, longer expected lives based on the pattern of stock option exercises and higher interest rates on U.S. Government Securities.

Changes under these stock option plans for the six months ended July 2, 2006 were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value*
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2006	4,270,674	$9.98
Granted	1,085,700	10.07
Exercised	(233,971)	7.33
Forfeited	(459,392)	10.79
Outstanding at July 2, 2006	4,663,011	$10.05	7.0	$4,767
Vested and expected to vest at July 2, 2006	4,416,488	$10.09	6.9	$4,623
Options exercisable at July 2, 2006	2,763,077	$10.53	5.7	$3,662

*The intrinsic value of an option is the excess of the market price at the balance sheet date of the underlying stock over the exercise price.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The total intrinsic value of options exercised for the six months ended July 2, 2006 and July 3, 2005 was $0.3 million and $0.2 million, respectively.

As of July 2, 2006, there was $3.9 million of total unrecognized compensation costs related to nonvested stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of stock options vested during the six months ended July 2, 2006 and July 3, 2005 was $1.0 million and $0.3 million, respectively.

Cash received from option exercises was $1.5 million and $3.1 million for the six months ended July 2, 2006 and July 3, 2005, respectively.

Spherion employees and outside directors are eligible to receive grants of deferred stock units. Deferred stock units entitle the recipient to receive shares of Spherion common stock at a future date after the recipient has met service requirements or Spherion has met financial targets. These deferred stock units were granted to key management employees and outside directors. The majority of the deferred stock units vest based upon attainment of certain performance criteria; the remainder vest over 1 to 7 years. If performance criteria are not met the shares do not vest, and recognized compensation cost, if any, is reversed to income. The value of the deferred stock units is amortized to compensation expense ratably over the vesting period and was a credit to income of $0.1 million and an expense of $0.3 million for the six months ended July 2, 2006 and July 3, 2005, respectively. The 2006 credit to income resulted from the reversal of certain previously accrued amounts due to the anticipated non-achievement of performance criteria. The provisions of SFAS No. 123R did not materially change the accounting for the deferred stock units.

		Weighted-Average
		Grant-Date
Nonvested Stock (Deferred Stock Units)	Shares	Fair Value
Nonvested at January 2, 2006	698,600	$9.07
Granted	157,000	10.07
Vested	(60,608)	6.60
Forfeited	(121,500)	9.05
Nonvested at July 2, 2006	673,492	$9.59

As of July 2, 2006, total unrecognized compensation related to deferred stock units was $4.7 million. The unrecognized compensation cost related to deferred stock units that vest solely based on the passage of time was $0.3 million and is being recognized as a selling, general and administrative expense over the vesting period. The unrecognized compensation cost related to deferred stock units that vest solely based on the attainment of performance criteria was $4.4 million of which $1.4 million is expected to ultimately vest and is being recognized as a selling, general and administrative expense over the vesting period. The remaining $3.0 million related to deferred stock units that vest solely based on the attainment of performance criteria is not being recognized as the performance criteria are not expected to be achieved. Total unrecognized compensation costs related to deferred stock units are expected to be recognized over a weighted-average period of 1.0 years.  The total fair value of deferred stock units vested during the six months ended July 2, 2006 and July 3, 2005 was $0.4 million and $0.4 million, respectively.

3. Discontinued Operations

During 2004, Spherion assessed the profitability of its call center outsourcing business, and made a decision to exit this operation. This business unit was comprised of four call centers, of which three were sold in 2005. During the first quarter of 2006, Spherion retained the remaining call center and reclassified all financial activity related to this center from discontinued operations to continuing operations within the Staffing Services segment for all periods presented. See Note 4, “Segment Information,” for further discussion on the impact of this reclassification.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In connection with the disposition of some subsidiaries in prior years, Spherion from time to time provided routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The disposition of these businesses also usually required that Spherion indemnify the purchaser for liabilities that arose prior to the disposition date. These liabilities are typically related to audits of tax liabilities by local authorities and other pre-existing liabilities. Additionally, in the contracts Spherion makes a number of representations and warranties, and from time to time, claims are made against Spherion related to these items. The estimated fair value of these indemnifications are recorded at the time of the sale. Subsequently, if any liabilities become known or are both probable and reasonably estimable, they are recorded as an expense in discontinued operations. For some of the dispositions, Spherion has or may have future claims which are not yet probable and reasonably estimable and have not been recorded as an expense.

Spherion sold its operations in the Asia/Pacific region in two separate transactions to two different purchasers in 2004. Both transactions required working capital audits which were settled in 2004 and 2005 for a total payment to the purchasers of $1.4 million. Both purchasers made claims under the warranty provisions of the respective sale agreements.

In one of the transactions, which involved the sale of the recruiting business, the claims relate to research and development syndicates formed in Australia during the early 1990s and entered into by the business prior to its original acquisition by Spherion. These syndicates were formed to create new technologies, typically software, and allowed the third party investment member of the syndicates to obtain accelerated tax deductions and credits. Spherion’s former Asia/Pacific business provided the investment member with certain tax indemnifications. In 2004, Spherion was notified that the Australian Tax Office (“ATO”) was examining two of these syndicates and seeking repayment of some of the tax benefits received by the investment members. In the second quarter of 2006, one of the syndicates settled its ATO tax claim in the amount of $1.6 million and this amount is expected to be paid by Spherion in the third quarter of 2006. Spherion continues to engage counsel in Australia to review the issues raised by the ATO in the other syndicate and has increased the accrual for this matter during the second quarter.

In the other transaction, which involved the sale of a small education business, Spherion has accrued additional amounts during the second quarter for the defense and resolution of the warranty claims raised by the purchaser based upon an initial mediation occurring during the second quarter. The total accrued liability at July 2, 2006 related to all of the warranty matters for the Asia/Pacific transactions was $6.1 million (including the $1.6 million settlement noted above related to one of the research and development syndicates) and was increased by $2.1 million during the second quarter.

During 2004, Spherion completed the disposition of its staffing operation in the United Kingdom. The final working capital audit was resolved and Spherion paid approximately $1.1 million to the purchaser in January 2006. During April 2006, a final settlement was reached related to certain indemnification matters for the amount of $1.1 million, or $0.5 million less than the accrued liability, and therefore, this amount was reversed during the second quarter of 2006.

During 2004, Spherion sold its court reporting business. In February 2006, Spherion received $1.0 million in final contingent proceeds as the purchaser achieved revenue growth targets, which was recorded as a gain on the sale.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

No assets or liabilities classified as discontinued operations remain as of July 2, 2006. Revenues and pre-tax operating losses from subsidiaries sold are included within earnings (loss) from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings and are as follows (in thousands):

	Three Months Ended
	July 2, 2006			July 3, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$4,160	$4,160
Pre-tax (loss) earnings from operations	$(864)	$77	$(787)	$205	$(1,612)	$(1,407)
Pre-tax (loss) earnings on disposal	(1,680)	122	(1,558)	(8)	(11)	(19)
Income tax benefit (expense)	1,560	(75)	1,485	(53)	245	192
Net (loss) earnings from discontinued operations	$(984)	$124	$(860)	$144	$(1,378)	$(1,234)

	Six Months Ended
	July 2, 2006			July 3, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$8,286	$8,286
Pre-tax loss from operations	$(1,215)	$(614)	$(1,829)	$(507)	$(3,471)	$(3,978)
Pre-tax (loss) earnings on disposal	(26)	186	160	(496)	(10)	(506)
Income tax benefit	1,304	169	1,473	235	640	875
Net earnings (loss) from discontinued operations	$63	$(259)	$(196)	$(768)	$(2,841)	$(3,609)

(1)           Results from discontinued operations previously reported within the Professional Services segment relate primarily to the court reporting business and the staffing operations in the Netherlands, the United Kingdom and Australia.

(2)           Results from discontinued operations previously reported within the Staffing Services segment relate primarily to the call center outsourcing operations that were sold.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

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

During the first quarter of 2006, Spherion decided to retain a call center operation previously classified as discontinued operations; results related to this call center operation have been reclassified from discontinued operations to continuing operations in the Staffing Services segment for all periods presented. This call center contributed revenues of $2.9 million and $2.3 million and segment operating profit of $0.3 million and $0.4 million for the second quarters of 2006 and 2005, respectively. This call center had revenues of $5.4 million and $4.5 million for the six months ended July 2, 2006 and July 3, 2005, respectively, and segment operating profit of $0.6 million and $0.7 million, respectively. See Note 3, “Discontinued Operations,” for further discussion.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Revenues:
Staffing Services	$348,711	$364,657	$694,127	$768,913
Professional Services	124,003	114,434	242,836	217,893
Segment revenue	$472,714	$479,091	$936,963	$986,806

Gross profit:
Staffing Services	$71,505	$67,803	$137,681	$141,560
Professional Services	41,293	37,464	79,688	69,170
Segment gross profit	$112,798	$105,267	$217,369	$210,730

Segment operating profit:
Staffing Services	$4,195	$2,811	$5,650	$6,475
Professional Services	6,714	5,438	12,300	8,962
Segment operating profit	10,909	8,249	17,950	15,437

Unallocated corporate costs	(3,941)	(3,937)	(7,540)	(7,488)
Amortization of intangibles	(45)	(104)	(116)	(222)
Interest expense	(506)	(652)	(990)	(1,451)
Interest income	1,084	966	2,126	1,825
Restructuring and other charges	303	168	303	(1,604)

Earnings from continuing operations before income taxes and discontinued operations	$7,804	$4,690	$11,733	$6,497

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

5. Comprehensive Income (Loss)

The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net earnings	$3,611	$1,755	$6,514	$527

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	1,113	(494)	921	(717)

Total comprehensive income (loss)	$4,724	$1,261	$7,435	$(190)

6. Earnings Per Share

Basic earnings per share are computed by dividing Spherion’s earnings by the weighted average number of shares outstanding during the period.

When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings plus after-tax interest on convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock, and deferred stock units. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method. A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Weighted-average shares outstanding – Basic	57,320	61,802	57,899	61,665

Effect of dilutive options and nonvested stock	671	302	772	388
Weighted-average shares outstanding – Diluted	57,991	62,104	58,671	62,053

Anti-dilutive options not included above	2,941	4,589	2,663	4,427

There were also 0.4 million of convertible securities that were excluded as they were anti-dilutive for both the three and six months ended July 3, 2005. These convertible promissory notes were repaid at the end of the third quarter in 2005.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Stockholders’ Equity

During May 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock. Share repurchases were made from time to time in open-market transactions or in privately negotiated transactions. During the three and six months ended July 2, 2006, Spherion purchased 1.5 million shares for approximately $13.2 million, and 2.8 million shares for approximately $27.3 million, respectively. During the three and six months ended July 2, 2006, the average price per share repurchased was $8.92 and $9.58, respectively. As of July 10, 2006, all six million shares were repurchased under this authorization.

8. Restructuring and Other Charges

The following is a summary of restructuring activities (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Restructuring and other charges	$279	$189	$279	$2,063
Reversal of over accrual	(582)	(357)	(582)	(459)
	$(303)	$(168)	$(303)	$1,604

During 2006, we incurred restructuring charges of $0.3 million for lease-related costs. These charges were offset by reversals of accruals of $0.6 million for the six months ended July 2, 2006. The reversal of previously accrued amounts to income was primarily a result of lower severance and lease expense costs than initially anticipated.

During the first quarter of 2005, we incurred restructuring charges of $1.9 million for severance costs related to the elimination of 94 positions following the previously announced termination of a customer contract and other changes within the managed services portion of our Staffing Services segment. We also identified accruals of $0.1 million that were unnecessary primarily as the result of resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income. During the second quarter of 2005, we incurred restructuring charges of $0.2 million for severance related costs for the elimination of seven additional positions. Additional accruals of $0.1 million were identified as unnecessary and these amounts were reversed to income. Charges for the six months ended July 3, 2005 included $1.7 million relating to the Staffing Services segment, $0.4 million relating to the Professional Services segment and the remainder of the charge related to corporate initiatives directed at lowering back office personnel costs. Additionally, during the second quarter of 2005, we identified $0.3 million of other charges recorded in the prior year for facility closures that were unnecessary and reversed these charges to income.

An analysis of the restructuring plan, along with amounts remaining to be distributed under restructuring plans initiated in the current year and in the prior year is as follows (in thousands):

	Facility
	Closures
	and Asset
	Write-offs	Severance	Total

Balance at January 1, 2006	$984	$26	$1,010
Additional charges	578	—	578
Cash payments	(227)	—	(227)
Reversal of over accrual	(49)	(26)	(75)
Foreign currency changes and other	76	—	76
Balance at July 2, 2006	$1,362	$—	$1,362

As of July 2, 2006, the remaining accruals for facility closures of $1.4 million relate to lease payments on five closed locations that will be paid through 2013 (net of applicable sublease income).

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9. Legal Proceedings and Contingencies

In connection with the disposition of some subsidiaries in prior years, Spherion from time to time provided routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The disposition of these businesses also usually requires that Spherion indemnify the purchaser for liabilities that arose prior to the disposition date. See Note 3, “Discontinued Operations,” for further discussion.

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

In 2003, in connection with Spherion’s acquisition of 85% of its Canadian franchise operation, Spherion entered into a put/call agreement with the minority interest holder, whereby the minority interest holder can put the remaining 15% interest in the Canadian operations back to Spherion any time after January 1, 2006, or, as amended, Spherion can call the remaining 15% interest any time after January 1, 2008. If the put or the call were exercised, the purchase price would be primarily determined based upon the net assets and gross profits from this operation for the period preceding the exercise of the option. Based upon these factors, the estimated purchase price would approximate $3.6 million, however, the timing of the transaction is not certain at this point in time and the price will vary depending upon the operating results and net assets of the business for the period preceding the transaction.

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

In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years. As a result of these transactions, Spherion’s tax refund for its 2002 filing year was increased by approximately $60.0 million. Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves as of July 2, 2006 in the amount of $50.3 million, with respect to any tax liabilities that may arise in relation to these transactions or any other potential tax liabilities should its position be successfully challenged by tax authorities. An unfavorable settlement or adverse resolution could result in the repayment of a portion of the refund received plus interest.

Several states are examining Spherion’s prior year unemployment tax rates. Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state. In the states where the rate is currently being examined and challenged, the claims raised by the states approximate $3.1 million plus potential interest and penalties. As of July 2, 2006, Spherion had $2.1 million accrued as its best estimate of losses it expects to incur as a result of these challenges. It is possible that Spherion could face additional challenges in these or other states to its rates in prior years, but Spherion will vigorously defend against these challenges.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

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

•                  Accounting Changes

•                  New Accounting Pronouncement

•                  Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic initiatives during the second quarter of 2006 was as follows:

•                  First, achieve growth by expanding the depth and breadth of our services with existing accounts:  Overall, revenue decreased 1.3% during the second quarter of 2006 compared with the same period in the prior year. Reflecting positively on the Company's strategy to focus new sales efforts on the small to mid-sized customer segment, temporary staffing and permanent placement revenue within both Professional Services and Staffing Services increased for these customers year over year. The Company’s large account strategy is to expand existing account relationships with higher value-added services like professional services and recruitment process outsourcing. Within the large account segment, temporary staffing and permanent placement grew within Professional Services due to expanding account penetration while within Staffing Services, large account temporary staffing revenue declined year over year.

•                  Second, targeting new accounts by providing integrated services:  During the second quarter of 2006, we continued to acquire new business and increase business with customers previously acquired in 2005. We are generating a larger proportion of our revenue from higher margin professional and specialized recruiting services.

•                  Third, continue improving operating leverage: Overall, gross profit margin was 23.9%, an increase of 190 basis points compared with the prior year. Gross profit margin expansion is primarily due to (i) the decision in 2005 to reduce certain low priced business and (ii) a higher proportion of permanent placement revenue (4.1% of our second quarter revenue, an increase of 50 basis points from the same prior year period). Selling, general and administrative expenses increased from the prior year, although at a slower rate than gross profit growth, primarily due to higher commissions on both increased permanent placement business and recruitment outsourcing services. As a result we were able to increase our operating leverage as measured by segment operating profit as a percentage of revenue from 1.7% in last year’s second quarter to 2.3% this year.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended July 2, 2006 Compared with July 3, 2005

•          Revenue in 2006 was $472.7 million, a decrease of 1.3% compared with the same period in the prior year. The decrease was primarily due to a decline in temporary staffing within Staffing Services, partially offset by higher revenues from total permanent placement, managed services, and temporary staffing within Professional Services. Even though Staffing Services reported a decline in temporary staffing revenues, related revenues for small to mid-sized accounts grew year over year. Permanent placement services remained strong with growth of 12.3% compared with the same period in 2005. The Bureau of Labor Statistics estimated an increase of 3.6% in the number of temporary employees in the second quarter of 2006 compared with the same period in the prior year; our revenue trend was not consistent with the overall staffing market due to declines in large accounts within our temporary staffing service line of Staffing Services.

•          Gross profits in 2006 were $112.8 million, an increase of 7.2% from the prior year despite lower revenues. Gross profit margin increased to 23.9% in 2006 compared with 22.0% for the same period in 2005. A higher proportion of small to mid-sized temporary staffing revenue combined with a higher proportion of permanent placement services in 2006 and lower workers’ compensation costs positively impacted gross profit margins.

•          Selling, general and administrative expenses were $105.9 million, an increase of 4.8% from the same period in 2005. As a percentage of revenues, these costs increased to 22.4% from 21.1% for the same period in 2005. Within Staffing Services, expenses increased due to higher compensation on increased recruitment outsourcing business, higher bad debt expense, and higher employee costs as a result of hiring sales staff and recruiters. For Professional Services, expenses increased due to higher commissions on increased revenues.

•          Our effective tax rate from continuing operations for the quarter was 42.7% and was higher than the U.S. Federal Statutory tax rate of 35.0% primarily due to state income taxes and the implementation of SFAS No. 123R, “Accounting for Stock Based Compensation” to account for stock option expense, which does not qualify for a full tax benefit. We are not reflecting the positive impact of the Work Opportunity Tax Credit in our effective tax rate. The benefit, if legislation is passed and signed into law, will be recorded on a cumulative basis when it occurs.

•          Earnings from continuing operations were $0.08 per diluted share for the three months ended July 2, 2006 compared with $0.05 per share in the same period in 2005. During the first quarter of 2006, we adopted SFAS No. 123R, “Accounting for Stock Based Compensation,” and recorded stock option expense in the 2006 statement of earnings. Stock option expense for the second quarter of 2006 was $0.7 million, net of tax. Discontinued operations resulted in a loss of $0.01 per share for the three months ended July 2, 2006 compared with a loss of $0.02 per share for the same period in 2005.

•          Days Sales Outstanding (DSO, a measure of how quickly accounts receivable are collected) was flat with the previous quarter at 53 days.

Six Months Ended July 2, 2006 Compared with July 3, 2005

•          Revenue in 2006 was $937.0 million, a decrease of 5.1% compared with the prior year. A decrease in demand from several large accounts, the intentional exit in 2005 of certain staffing clients who did not meet minimum profitability thresholds and the loss of a large contract at the start of the second quarter of 2005 affected year over year comparisons. Demand for permanent placement services, particularly within Professional Services, remained strong with growth of 15.7% compared with the same period in 2005. The Bureau of Labor Statistics estimated an increase of 4.2% in the number of temporary employees in 2006 compared with the prior year; our revenue trend was not consistent with the overall staffing market due to declines in large accounts within our temporary staffing service line of Staffing Services.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

•          Gross profits in 2006 were $217.4 million, an increase of 3.2% from the prior year despite lower revenues. Gross profit margin increased to 23.2% in 2006 compared with 21.4% last year. Gross profit margins were positively impacted by higher temporary staffing pricing and a higher proportion of permanent placement and recruitment outsourcing business in 2006.

•          Selling, general and administrative expenses were $207.1 million, an increase of 2.0% from the prior period in 2005. As a percentage of revenues, these costs increased to 22.1%, from 20.6% for the same period in 2005. Compensation costs, including commissions, increased for permanent placement, recruitment outsourcing and sales and account management.

•          Our effective tax rate from continuing operations for 2006 was 42.8% and was higher than the U.S. Federal Statutory tax rate of 35.0% primarily due to state income taxes and the implementation of SFAS No. 123R, “Accounting for Stock Based Compensation” to account for stock option expense, which does not qualify for a full tax benefit. We are not reflecting the positive impact of the Work Opportunity Tax Credit in our effective tax rate. The benefit, if legislation is passed and signed into law, will be recorded on a cumulative basis when it occurs.

•          Earnings from continuing operations were $0.11 per diluted share for the six months ended July 2, 2006 compared with $0.07 per share in the prior year. Stock option expense for the six months ended July 2, 2006 was $1.4 million, net of tax.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Discontinued Operations

Revenues and pre-tax operating losses from subsidiaries sold were included within earnings (loss) from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings and were as follows (in thousands):

	Three Months Ended
	July 2, 2006			July 3, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$4,160	$4,160
Pre-tax (loss) earnings from operations	$(864)	$77	$(787)	$205	$(1,612)	$(1,407)
Pre-tax (loss) earnings on disposal	(1,680)	122	(1,558)	(8)	(11)	(19)
Income tax benefit (expense)	1,560	(75)	1,485	(53)	245	192
Net (loss) earnings from discontinued operations	$(984)	$124	$(860)	$144	$(1,378)	$(1,234)

	Six Months Ended
	July 2, 2006			July 3, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$8,286	$8,286
Pre-tax loss from operations	$(1,215)	$(614)	$(1,829)	$(507)	$(3,471)	$(3,978)
Pre-tax (loss) earnings on disposal	(26)	186	160	(496)	(10)	(506)
Income tax benefit	1,304	169	1,473	235	640	875
Net earnings (loss) from discontinued operations	$63	$(259)	$(196)	$(768)	$(2,841)	$(3,609)

(1)                                  Results from discontinued operations previously reported within the Professional Services segment relate primarily to the court reporting business and the staffing operations in the Netherlands, the United Kingdom and Australia.

(2)                                  Results from discontinued operations previously reported within the Staffing Services segment relate primarily to the call center outsourcing operations that were sold.

See Note 3, “Discontinued Operations,” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Restructuring and Other Charges

The following is a summary of restructuring activities (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Restructuring	$279	$189	$279	$2,063
Reversal of over accrual	(582)	(357)	(582)	(459)
	$(303)	$(168)	$(303)	$1,604

See Note 8, “Restructuring and Other Charges,” in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

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

During the first quarter of 2006, we decided to retain the remaining call center that was held for sale and have reclassified all financial activity related to this center from discontinued operations to continuing operations in the Staffing Services segment for all periods presented. This call center contributed revenues of $2.9 million and $2.3 million for the second quarters of 2006 and 2005, respectively, and segment operating profit of $0.3 million and $0.4 million, respectively. For the six months ended July 2, 2006 and July 3, 2005, this call center contributed revenues of $5.4 million and $4.5 million, respectively, and segment operating profit of $0.6 million and $0.7 million, respectively. See Note 3, “Discontinued Operations,” in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes and discontinued operations for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 2,		July 3,		July 2,		July 3,
	2006		2005		2006		2005
		% of Total		% of Total		% of Total		% of Total
Revenue:
Staffing Services	$348,711	73.8%	$364,657	76.1%	$694,127	74.1%	$768,913	77.9%
Professional Services	124,003	26.2%	114,434	23.9%	242,836	25.9%	217,893	22.1%
Total	$472,714	100.0%	$479,091	100.0%	$936,963	100.0%	$986,806	100.0%

		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Gross Profit:
Staffing Services	$71,505	20.5%	$67,803	18.6%	$137,681	19.8%	$141,560	18.4%
Professional Services	41,293	33.3%	37,464	32.7%	79,688	32.8%	69,170	31.7%
Total	$112,798	23.9%	$105,267	22.0%	$217,369	23.2%	$210,730	21.4%

Segment Operating Profit:
Staffing Services	$4,195	1.2%	$2,811	0.8%	$5,650	0.8%	$6,475	0.8%
Professional Services	6,714	5.4%	5,438	4.8%	12,300	5.1%	8,962	4.1%
Total	10,909	2.3%	8,249	1.7%	17,950	1.9%	15,437	1.6%
Unallocated corporate costs	(3,941)		(3,937)		(7,540)		(7,488)
Amortization expense	(45)		(104)		(116)		(222)
Interest expense	(506)		(652)		(990)		(1,451)
Interest income	1,084		966		2,126		1,825
Restructuring and other charges	303		168		303		(1,604)
Earnings from continuing operations before income taxes and discontinued operations	$7,804		$4,690		$11,733		$6,497

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Results

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005
		% of Total		% of Total		% of Total		% of Total
Revenue by Skill*:
Clerical	$222,114	63.7%	$222,550	61.0%	$441,898	63.7%	$484,343	63.0%
Light industrial	126,597	36.3%	142,107	39.0%	252,229	36.3%	284,570	37.0%
Segment revenue	$348,711	100.0%	$364,657	100.0%	$694,127	100.0%	$768,913	100.0%

Revenue by Service:
Temporary staffing	$296,534	85.0%	$316,090	86.7%	$591,866	85.3%	$648,993	84.4%
Managed services*	46,775	13.4%	44,599	12.2%	92,019	13.2%	111,808	14.5%
Permanent placement	5,402	1.6%	3,968	1.1%	10,242	1.5%	8,112	1.1%
Segment revenue	$348,711	100.0%	$364,657	100.0%	$694,127	100.0%	$768,913	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary staffing	17.1%		16.6%		16.6%		16.4%
Managed services	32.8%		25.5%		31.6%		24.5%
Permanent placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	20.5%		18.6%		19.8%		18.4%

* Managed services revenue and revenue by skill for 2005 have not been adjusted for the movement of certain managed services contracts within Staffing Services during the second quarter of 2005 to temporary staffing within Professional Services. For the first quarter of 2006, these customers contributed $4.0 million in revenue to Professional Services. Beginning with the second quarter of 2006 the revenue for these customers is reported in the same segment as the prior year. Management responsibility for these contracts moved to Professional Services.

Three Months Ended July 2, 2006 Compared with July 3, 2005

Revenues — Staffing Services revenue decreased 4.4% to $348.7 million in the second quarter of 2006 from $364.7 million in the same period of the prior year.  The overall revenue decline was primarily due to a decrease in demand from several large accounts and the loss or intentional exit of business in 2005 for customers who did not meet minimum profitability thresholds. Partially offsetting the large account revenue decline was growth from our targeted small to mid-sized customers.

•          By skill — Clerical revenue decreased by 0.2% and light industrial revenue decreased 10.9% from prior year levels. The decrease in light industrial revenue can be attributed to the lower revenues with some of our large manufacturing customers in the technology and medical industries or the intentional loss or exit of customers that did not meet minimum profitability thresholds. With smaller and mid-sized customers, our growth was over 12.0% in comparison with the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

•          By service — Managed services revenue increased 4.9% to $46.8 million in the second quarter of 2006 from $44.6 million for the same period in the prior year. The increase in managed services revenue was primarily due to an increase in recruitment outsourcing activity. Temporary staffing revenue decreased 6.2% compared with the same period in 2005 due to a decrease in revenue from large accounts partially offset by growth from small to mid-sized customers. Permanent placement revenue increased 36.1% over the prior year due to the addition of recruiters.

Gross Profit — Gross profit increased 5.5% to $71.5 million from $67.8 million in the same period last year. Gross profit margin was 20.5% in 2006 compared with 18.6% in the same prior year period, or an increase of 190 basis points. The increase in gross profit margin was primarily due to (i) a decrease in employee benefit costs (70 basis points), particularly for workers’ compensation, (ii) a shift in service mix due to the decrease in temporary staffing (60 basis points) and increased higher margin recruitment outsourcing business, (iii) improved pay/bill spreads (50 basis points) and (iv) lower state unemployment taxes (10 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $4.2 million compared with $2.8 million in the same period of the prior year. The increase from prior year was due to the increase in gross profits of $3.7 million as described above partially offset by higher operating expenses of $2.3 million. The increased operating expenses were primarily related to increased compensation expense for the recruitment outsourcing business and higher employee costs due to the hiring of sales staff and recruiters. Operating expenses as a percentage of revenue increased to 19.3% compared with 17.8% in the same period of the prior year.

Six Months Ended July 2, 2006 Compared with July 3, 2005

Revenues — Staffing Services revenue decreased 9.7% to $694.1 million in 2006 from $768.9 million in the prior year.  Revenue decreases are primarily due to the loss of a large contract at the start of the second quarter of 2005, decreases in demand from several large accounts, the loss or intentional exit of business in 2005 for customers that did not meet minimum profitability thresholds and the movement of $4.0 million in revenue for locally based managed services contracts from this operating segment to our Professional Services segment.

•          By skill — Clerical revenue decreased 8.8% and light industrial revenue decreased 11.4% from prior year levels. The decrease in clerical revenue was primarily due to the loss of a large account at the beginning of the second quarter of 2005. Both clerical revenue and light industrial revenue were impacted by a decrease in revenue from large accounts in the technology, medical and telecommunications industries combined with new accounts starting-up at a slower pace than business that was exited or lost in 2005.

•          By service — Temporary staffing revenues decreased 8.8% compared with the prior year due to a decrease in revenue from large accounts. Managed services revenue decreased 17.7% from prior year levels due to the loss in 2005 of one large managed service customer and the movement of $4.0 million in revenue for locally based technology services contracts from this operating segment to our Professional Services segment, partially offset by increases in account wins with other managed services customers. Permanent placement revenues increased 26.3% over the prior year due to the addition of recruiters.

Gross Profit — Gross profits decreased 2.7% to $137.7 million from $141.6 million in the prior year primarily as a result of the decline in revenues. The overall gross profit margin was 19.8% in 2006 compared with 18.4% in the prior year. The increase of 140 basis points in the overall gross profit margin was primarily due to (i) improved pay/bill spreads and a greater proportion of revenues from small to mid-sized customers (60 basis points), (ii) a change in service mix as permanent placement and recruitment outsourcing have grown faster than temporary staffing (50 basis points), (iii) lower employee benefit costs and paid time off costs (20 basis points) and (iv) lower state unemployment taxes (10 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $5.7 million compared with $6.5 million in the prior year. The decrease from prior year was due to lower gross profits of $3.9 million partially offset by lower operating expenses of $3.1 million. Operating expense declined due to lower volume. Operating expenses as a percentage of revenue increased to 19.0% compared with 17.6% in the same period of the prior year primarily due to volume decreases.

Outlook — Our major focus for the second half of 2006 will be profitable revenue growth. We are continuing to focus our resources on small and mid-sized customers where pricing tends to be more favorable. In our larger account base we will focus on stabilizing revenues. We continue to see recruitment outsourcing opportunities and win new business. Despite these efforts, there is no assurance that revenues or segment operating profit will grow for the remainder of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005
		% of Total		% of Total		% of Total		% of Total

Revenue by Skill*:
Information technology	$80,106	64.6%	$73,009	63.8%	$156,159	64.3%	$138,602	63.6%
Finance & accounting	26,413	21.3%	26,320	23.0%	53,032	21.8%	50,529	23.2%
Other	17,484	14.1%	15,105	13.2%	33,645	13.9%	28,762	13.2%
Segment revenue	$124,003	100.0%	$114,434	100.0%	$242,836	100.0%	$217,893	100.0%

Revenue by Service:
Temporary staffing*	$109,859	88.6%	$100,993	88.3%	$216,213	89.0%	$194,133	89.1%
Permanent placement	14,144	11.4%	13,441	11.7%	26,623	11.0%	23,760	10.9%
Segment revenue	$124,003	100.0%	$114,434	100.0%	$242,836	100.0%	$217,893	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary staffing	24.7%		23.8%		24.5%		23.4%
Permanent placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	33.3%		32.7%		32.8%		31.7%

* Temporary staffing revenue and revenue by skill for 2005 have not been adjusted for the movement of certain managed services contracts during the second quarter of 2005 from within Staffing Services to Professional Services. For the first quarter of 2006, these customers contributed $4.0 million in revenue to Professional Services. Beginning with the second quarter of 2006 the revenue for these customers is reported in the same segment as the prior year. Management responsibility for these contracts moved to Professional Services.

Three Months Ended July 2, 2006 Compared with July 3, 2005

Revenues — Professional Services revenue increased 8.4% to $124.0 million in the second quarter of 2006 from $114.4 million in the same period of the prior year as customer demand continued to be strong. Revenue also increased due in part to continued investments in hiring of additional sales and recruiting staff. Most of the increase in revenues, $8.9 million, was in temporary staffing revenues.

•          By skill — Information technology (“IT”) increased 9.7% from the same period in the prior year due to increased demand in temporary staffing and permanent placement. Revenue from other skills increased primarily due to increased demand for temporary staffing in the human resources, legal, engineering and sales and marketing sectors.

•          By service — Temporary staffing increased 8.8% primarily due to continued demand for IT personnel. Permanent placement revenue increased 5.2% primarily as a result of continued focus on IT combined with the 2005 addition to the recruiter headcount. Permanent placement growth of 5.2% is lower than experienced in the preceding quarters as the second quarter of 2005 was particularly strong; sequentially permanent placement was up 13.3%.

Gross Profit — Professional Services gross profit increased 10.2% to $41.3 million in the second quarter of 2006 from $37.5 million in the same prior year period. The overall gross profit margin was 33.3% in the second quarter of 2006 compared with 32.7% in the same period of the prior year. This 60 basis point increase in gross profit margin was primarily due to (i) higher temporary staffing pay/bill spreads (75 basis points) and (ii) lower employee benefit costs (40 basis points). These increases were partially offset by higher state unemployment taxes (30 basis points) and a shift in service mix toward temporary staffing business (25 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Profit — Professional Services segment operating profit was $6.7 million compared with $5.4 million in the same period of the prior year. The increase in operating profit from the prior year was due to the increase in gross profits of $3.8 million offset by higher operating expenses of $2.5 million. Operating expenses as a percentage of revenues slightly decreased to 27.9% compared with 28.0% in the same prior year period. The increase in operating expenses was primarily due to (i) increased commissions as a result of higher volume and (ii) increased bad debt expense.

Six Months Ended July 2, 2006 Compared with July 3, 2005

Revenues — Professional Services revenue increased 11.4% to $242.8 million in 2006 from $217.9 million in the prior year as customer demand continued to be strong in 2006. Revenue also increased as a result of continued investments made in 2005 in the hiring of additional sales and recruiting staff. Most of the increase, $22.1 million, was in temporary staffing revenues and included $4.0 million due to the movement of revenue for locally based managed services contracts from our Staffing Services segment to this operating segment.

•          By skill — IT increased 12.7% from the prior year due to increased permanent placement and temporary staffing services and the movement of $4.0 million of locally based technology services contracts from the Staffing Services segment. Finance and accounting increased 5.0% largely due to continued demand related to the increased regulatory environment. Revenue from other skills increased primarily due to increased demand in the human resources, legal and engineering sectors.

•          By service — Temporary staffing increased 11.4% primarily due to continued demand for IT personnel, and the movement of $4.0 million of locally based technology services contracts from Staffing Services. Permanent placement revenue increased 12.0% to meet demand for continued focus on IT combined with the 2005 addition in recruiter headcount.

Gross Profit — Professional Services gross profit increased 15.2% to $79.7 million from $69.2 million in the prior year. Gross profit margin was 32.8% in 2006 compared with 31.7% in the prior year. This 110 basis point increase in gross profit margin was primarily due to (i) higher temporary staffing pay/bill spreads (90 basis points), (ii) lower employee benefits and paid time off costs (40 basis points), (iii) a change in service mix as permanent placement has grown faster than temporary staffing (10 basis points), and (iv) partially offset by higher state unemployment taxes (30 basis points).

Segment Operating Profit — Professional Services segment operating profit was $12.3 million compared with $9.0 million in the prior year. The increase in operating profit was the result of the increase in gross profits of $10.5 million offset by higher operating expenses of $7.2 million. Operating expenses as a percentage of revenues increased slightly to 27.8% from 27.6% in the prior year. The increase in operating expenses was primarily due to (i) increased commissions and incentive compensation as a result of higher volume and earnings and (ii) increased candidate advertising expense.

Outlook — We continue to add recruiters to capitalize on opportunities in the marketplace, but new recruiters may not reach targeted productivity for several months. Growth in IT for the remainder of 2006 is expected to continue, however, it will largely depend on our ability to continue penetrating existing client relationships and customer project related spending. There is no assurance that revenues or segment operating profit for the Professional Services segment will continue to grow at the same pace.

Unallocated Corporate Costs

Unallocated corporate costs were $3.9 million in the second quarters of both 2006 and 2005, and were $7.5 million for both the six-month periods ended July 2, 2006 and July 3, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources

Cash Flows

As of July 2, 2006, we had total cash resources available of $22.3 million (a decrease of $7.9 million from January 1, 2006). Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Six Months Ended
	July 2, 2006	July 3, 2005
Cash Provided By (Used In):
Operating activities	$22,091	$56,613
Investing activities	(2,833)	6,510
Financing activities	(27,307)	(36,843)
Effect of exchange rates	139	(5)
Net increase (decrease) in cash and cash equivalents	$(7,910)	$26,275

Operating cash flows

Operating cash flows for the six months ended July 2, 2006 of $22.1 million were primarily comprised of earnings, plus non-cash depreciation and amortization of $10.9 million, non-cash deferred income tax expense of $4.3 million and non-cash stock-based compensation of $1.6 million, partially offset by an increase in working capital of $2.9 million. Working capital was used to fund $10.7 million in a portfolio of mutual funds to fully fund the Company’s non-qualified deferred compensation plan, a use of cash to reduce accounts payable and accrued liabilities, offset by the lower accounts receivable balances due to lower revenues and a one day decrease in DSO.

Operating cash flows for the six months ended July 3, 2005 of $56.6 million were primarily comprised of cash provided by non-cash depreciation and amortization of $11.1 million, working capital of $42.6 million, the receipt of an income tax refund of $7.5 million and net proceeds from the termination of company-owned life insurance policies of $2.9 million. Working capital was primarily provided by the collection of accounts receivable as we reduced DSO by five days to 55 days from 60 days at December 31, 2004. This was partially offset by the use of cash to reduce accounts payable and other accrued expenses.

Investing cash flows

Cash used in investing activities for the six months ended July 2, 2006 of $2.8 million was primarily due to capital expenditures of $12.0 million, partially offset by reimbursements of $7.9 million from our insurance carrier for claim payments and final contingent proceeds of $1.0 million from the sale of the court reporting business as the purchaser achieved revenue growth targets. Capital expenditures primarily relate to computer software and hardware to improve our technology infrastructure and reporting capabilities.

Cash provided by investing activities for the six months ended July 3, 2005 of $6.5 million was primarily related to reimbursements of $7.9 million from our insurance carrier for claim payments partially offset by capital expenditures of $4.0 million.

Financing cash flows

Financing cash used for the six months ended July 2, 2006 of $27.3 million was primarily due to the repurchase of common stock. During May 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the outstanding common stock. As of July 10, 2006, all six million shares were repurchased under this authorization.

Financing cash used for the six months ended July 3, 2005 of $36.8 million was primarily due to the repayment of borrowings from the lines of credit and notes payable of $35.9 million and the repurchase of common stock of $4.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements. However, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of our domestic accounts receivable. At our option, the amount available can be increased to $300.0 million. As of July 2, 2006, there were no amounts outstanding under this facility and our total availability was $172.1 million (calculated as eligible receivables of $202.7 million, less: amounts outstanding, if any, letters of credit of $1.0 million and a one week payroll reserve of $29.6 million). Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.9% (LIBOR plus a spread) or approximately 8.0% (prime plus a spread) as of July 2, 2006. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum. This line of credit expires in 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This facility provides up to CAD$13.0 million of on-balance sheet financing (approximately $11.6 million at current exchange rates). As of July 2, 2006, there were no borrowings outstanding under this facility. As of July 2, 2006, the interest rate for amounts borrowed on this facility would have approximated 7.0% (Canadian prime plus a spread). A commitment fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. We guarantee the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. At July 2, 2006, we were in compliance with the requirements of these covenants.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, except as noted below.

Accounting Changes

Stock-Based Compensation — Effective January 2, 2006, Spherion adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning January 2, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior period amounts have not been restated to recognize compensation cost in the Condensed Consolidated Statements of Earnings. Under SFAS No. 123R, compensation cost is measured at the grant date based on the value of the award and is recognized in the statement of operations over the vesting period. See Note 2, “Stock-Based Compensation,” in the accompanying notes to the Condensed Consolidated Financial Statements for further information.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

The fair value of options at grant date was estimated using the Black-Scholes-Merton multiple option model. The assumptions used in this model for 2006 were an expected life of 4.2 years, a weighted-average risk free interest rate of 4.7%, volatility of 49.0%, and no expected dividends, which resulted in a weighted average per share fair value of $4.42. If our stock continues to experience a high degree of price volatility or if employees begin to hold options for a longer period of time, the fair value of our options and our cost would increase. If interest rates increase, the value of future options could also increase. The assumptions we used are based upon our historical experience or the current interest rate environment; however, future results could differ from these assumptions.

New Accounting Pronouncement

Accounting for Uncertainty in Income Taxes — In June 2006, FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation requires the recognition of the impact of a tax position in the Consolidated Financial Statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for Spherion in fiscal 2007. We are currently evaluating the impact of adopting FIN 48.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since January 1, 2006. Please refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 for a complete discussion of our exposures to market risk.

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

There has been no change in our internal control over financial reporting during the quarter ended July 2, 2006, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

		Average	Total Number of	Maximum Number
	Total	Price	Shares Purchased	of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program	the Program
April 3, 2006 through April 30, 2006	380,000	$10.40	380,000	1,207,500
May 1, 2006 through May 28, 2006	401,800	8.35	401,800	805,700
May 29, 2006 through July 2, 2006	687,700	8.44	687,700	118,000
Total	1,469,500	$8.92	1,469,500	118,000

(a)          The program was announced on May 24, 2005.

(b)         The repurchase program approved by the Board of Directors is for six million shares.

(c)          The program had no expiration date.

(d)         As of July 10, 2006, all six million shares were repurchased under this program, and therefore no additional shares will be purchased under this program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Our Annual Meeting of Stockholders was held on May 16, 2006.

(b)         The Annual Meeting involved the re-election of Class I directors William F. Evans and Roy G. Krause. In addition, the term of the following directors continued after the Annual Meeting: Steven S. Elbaum, David R. Parker, Anne Szostak, James J. Forese, J. Ian Morrison, and A. Michael Victory.

(c)          At the Annual Meeting, stockholders voted on the following matters:

ELECTION OF DIRECTORS

	Votes
Director	For	Withheld
Roy G. Krause	50,525,837	684,327
William F. Evans	50,542,297	667,867

MANAGEMENT PROPOSALS

	Votes Cast			Broker
	For	Against	Abstain	Non-Votes
Ratification of Deloitte & Touche LLP as auditors	51,153,017	53,408	3,739	—
Approval of Spherion Corporation 2006 Stock Incentive Plan	38,890,381	7,842,344	436,264	4,041,175

(d)         Not applicable.

ITEM 6. EXHIBITS

(a)          Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
10.6*	Spherion Corporation 2006 Stock Incentive Plan filed as Appendix C to Spherion’s Proxy Statement dated April 7, 2006, is incorporated herein by reference.

10.7*	Spherion Corporation Director Deferred Restricted Stock Unit Agreement filed as Exhibit 99.1 to Spherion’s Form 8-K filed July 3, 2006, is incorporated herein by reference.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.1 attached hereto.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.2 attached hereto.

*              This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

DATE—August 8, 2006	BY	/s/ Mark W. Smith
Mark W. Smith
Senior Vice President
and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)