Form 10-Q
period 2006-10-01
SPHERION CORP
filed 2006-11-08
CIK 914536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding on October 27, 2006 was 56,558,260.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	October 1,	October 2,
	2006	2005
Revenues	$495,473	$494,489
Cost of services	378,200	383,958
Gross profit	117,273	110,531
Selling, general and administrative expenses	108,303	100,912
Interest expense	481	1,077
Interest income	(940)	(1,203)
Restructuring and other charges	—	159
	107,844	100,945

Earnings from continuing operations before income taxes and discontinued operations	9,429	9,586
Income tax expense	(3,857)	(2,990)

Earnings from continuing operations before discontinued operations	5,572	6,596
Earnings (loss) from discontinued operations, net of tax	2,787	(1,436)

Net earnings	$8,359	$5,160

Earnings per share-Basic*:
Earnings from continuing operations before discontinued operations	$0.10	$0.11
Earnings (loss) from discontinued operations	0.05	(0.02)
	$0.15	$0.08

Earnings per share-Diluted*:
Earnings from continuing operations before discontinued operations	$0.10	$0.11
Earnings (loss) from discontinued operations	0.05	(0.02)
	$0.15	$0.08

Weighted-average shares used in computation of earnings per share:
Basic	56,545	60,723
Diluted	56,911	61,147

*Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, in thousands, except per share amounts)

	Nine Months Ended
	October 1, 2006	October 2, 2005

Revenues	$1,432,436	$1,481,295
Cost of services	1,097,794	1,160,034
Gross profit	334,642	321,261
Selling, general and administrative expenses	315,378	303,915
Interest expense	1,471	2,528
Interest income	(3,066)	(3,028)
Restructuring and other charges	(303)	1,763
	313,480	305,178

Earnings from continuing operations before income taxes and discontinued operations	21,162	16,083
Income tax expense	(8,880)	(5,351)

Earnings from continuing operations before discontinued operations	12,282	10,732
Earnings (loss) from discontinued operations, net of tax	2,591	(5,045)

Net earnings	$14,873	$5,687

Earnings per share-Basic:
Earnings from continuing operations before discontinued operations	$0.21	$0.17
Earnings (loss) from discontinued operations	0.05	(0.08)
	$0.26	$0.09

Earnings per share-Diluted*:
Earnings from continuing operations before discontinued operations	$0.21	$0.17
Earnings (loss) from discontinued operations	0.04	(0.08)
	$0.26	$0.09

Weighted-average shares used in computation of earnings per share:
Basic	57,451	61,353
Diluted	58,087	61,753

*Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	October 1,	January 1,
	2006	2006
Assets
Current Assets:
Cash and cash equivalents	$32,537	$30,163
Receivables, net of allowance for doubtful accounts of $3,765 and $4,708, respectively	280,921	294,330
Deferred tax asset	8,800	9,155
Insurance deposit	26,070	24,914
Other current assets	16,960	18,906
Total current assets	365,288	377,468
Goodwill	50,404	48,861
Property and equipment, net of accumulated depreciation of $89,994 and $114,038, respectively	86,972	88,562
Deferred tax asset	144,231	152,084
Insurance deposit	26,451	53,115
Other assets	26,749	22,554
	$700,095	$742,644
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$70,157	$93,570
Accrued salaries, wages and payroll taxes	64,707	62,619
Accrued insurance reserves	24,742	27,503
Accrued income tax payable	49,290	51,792
Current portion of long-term debt and short-term borrowings	2,009	3,141
Other current liabilities	6,872	8,950
Total current liabilities	217,777	247,575
Long-term debt, net of current portion	2,508	3,735
Accrued insurance reserves	23,142	28,119
Other long-term liabilities	25,564	24,710
Total liabilities	268,991	304,139

Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 8,816,102 and 6,510,739 shares, respectively	(78,219)	(56,299)
Additional paid-in capital	843,816	845,056
Accumulated deficit	(339,869)	(354,742)
Accumulated other comprehensive income	4,723	3,837
Total stockholders’ equity	431,104	438,505
	$700,095	$742,644

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	October 1,	October 2,
	2006	2005
Cash flows from operating activities:
Net earnings	$14,873	$5,687
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations (gain) loss on disposal, net of income tax	(2,539)	991
Depreciation and amortization	16,484	16,608
Deferred income tax expense	8,208	135
Restructuring and other charges	275	1,763
Share-based compensation	2,576	606
Other non-cash charges	1,422	1,766
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	13,729	63,919
Other assets	(9,106)	576
Income tax receivable	4,618	10,527
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(30,576)	(43,600)
Net cash provided by operating activities	19,964	58,978

Cash flows from investing activities:
Proceeds from the sale of discontinued operations	1,004	1,856
Acquisitions, net of cash acquired	(1,117)	(887)
Capital expenditures, net	(16,895)	(6,424)
Insurance reimbursements	27,217	15,335
Other	794	8,960
Net cash provided by investing activities	11,003	18,840

Cash flows from financing activities:
Debt repayments, net	(2,358)	(12,710)
Repayments of lines of credit, net	—	(32,085)
Proceeds from exercise of employee stock options	1,948	3,168
Purchases of treasury stock and other, net	(28,316)	(13,368)
Net cash used in financing activities	(28,726)	(54,995)
Effect of exchange rates on cash and cash equivalents	133	(45)
Net increase in cash and cash equivalents	2,374	22,778
Cash and cash equivalents, beginning of period	30,163	5,154
Cash and cash equivalents, end of period	$32,537	$27,932

Supplemental cash flow information:
Non-cash activities:
Accrual of fixed assets received	$970	$—
Short-term note payable for purchase of software and related costs	—	714

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

These statements have been prepared in accordance with the accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 1, 2006 and should be read in conjunction with the Consolidated Financial Statements and notes included therein.  These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires that public companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  Financial statements would require adjustment when a misstatement is material.  Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  SAB 108 is effective for fiscal years ending after November 15, 2006. Spherion does not believe the adoption of SAB 108 will have a material impact on its financial condition or results of operations.

In September 2006, FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” was issued.  SFAS 157 addresses the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Spherion does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.

In June 2006, FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation requires the recognition of the impact of a tax position in the Consolidated Financial Statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for Spherion in fiscal 2007.  Spherion is currently evaluating the impact of adopting FIN 48.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2. Share-Based Compensation

Effective January 2, 2006, Spherion adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004 “SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method.  Under this transition method, the compensation cost recognized beginning January 2, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  Prior period amounts have not been restated to recognize compensation cost in the Condensed Consolidated Statements of Earnings.  Under SFAS No. 123R, compensation cost is measured at the grant date based on the value of the award and is recognized in the statement of earnings over the vesting period.

As a result of adopting SFAS No. 123R on January 2, 2006, earnings from continuing operations before income taxes and net earnings for the three and nine months ended October 1, 2006 were reduced by $0.9 million pre-tax ($0.8 million after-tax) and $2.6 million pre-tax ($2.3 million after-tax), respectively.  Both basic and diluted earnings per share for the three and nine months ended October 1, 2006 were correspondingly reduced by $0.01 per share and $0.04 per share, respectively.  This reflects the impact of the expense from stock options and employee stock purchases previously not required to be included in the Condensed Consolidated Statements of Earnings.

Prior to fiscal year 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and its related interpretations, and were granted at market value.  Accordingly, compensation expense for stock option awards was not recognized in the Condensed Consolidated Statements of Earnings.  The following table reflects pro forma net loss and loss per share for the three and nine months ended October 2, 2005, had the Company applied the fair value approach of SFAS No. 123, as reported in the footnotes to the Company’s Condensed Consolidated Financial Statements for that period (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	October 2, 2005	October 2, 2005
Net earnings, as reported	$5,160	$5,687
Add: Deferred stock unit expense included in reported net earnings, net of related tax effects	198	369
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(779)	(1,821)
Pro forma net earnings	$4,579	$4,235
Earnings per share:
Basic—as reported	$0.08	$0.09
Basic—pro forma	$0.08	$0.07
Diluted—as reported	$0.08	$0.09
Diluted—pro forma	$0.07	$0.07

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

In May 2006, Spherion’s stockholders approved the adoption of the 2006 Stock Incentive Plan, which replaced the 2000 Stock Incentive Plan and the Deferred Stock Plan effective July 1, 2006.  Under the 2006 Stock Incentive Plan, options to purchase Spherion’s common stock may be granted to employees and outside directors of Spherion and its subsidiaries for periods not to exceed seven years at a price that is not less than 100% of fair market value on the date of grant.  The 2006 Stock Incentive Plan also allows other types of stock-based awards including common stock, performance shares, performance units, restricted stock and stock appreciation rights, although there are limitations on the amount of full value awards that can be granted.  All awards of stock options, deferred stock units and other stock-based awards granted on or after July 1, 2006 will be issued under the 2006 Stock Incentive Plan.  As of October 1, 2006, Spherion had 5,117,351 shares reserved for future grants under the 2006 Stock Incentive Plan.  Additionally, any shares subject to awards under the 2000 Stock Incentive Plan that are cancelled, forfeited or expired will be available for re-grant under the 2006 Stock Incentive Plan.  Spherion expects to satisfy option exercises with treasury stock.

Spherion also has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%.  The provisions of SFAS No. 123R require the expense related to Spherion’s Employee Stock Purchase Plan be recorded in the Condensed Consolidated Statements of Earnings.  The expense related to this plan was not material to the Condensed Consolidated Statements of Earnings.

The impact of all share-based compensation expense and tax benefits recognized in the Condensed Consolidated Statement of Earnings during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Share-based compensation expense	$966	$325	$2,577	$606
Income tax benefit	(124)	(127)	(299)	(237)

Share-based compensation expense, net of tax	$842	$198	$2,278	$369

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

	Nine Months Ended
	October 1,	October 2,
	2006	2005
Expected life (in years)	4.2	3.3
Interest rate	4.7%	3.6%
Volatility	49.0%	52.0%
Expected dividends	—	—
Weighted-average per share fair value	$4.42	$3.13

The increase in the fair value of the options over the prior year is primarily due to increased exercise prices of options granted, longer expected lives based on the pattern of stock option exercises and higher interest rates on U.S. Government securities.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Changes under these stock option plans for the nine months ended October 1, 2006 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
	Shares	Price	Term (in years)	(in thousands)
Outstanding at January 1, 2006	4,270,674	$9.98
Granted	1,085,700	10.07
Exercised	(299,662)	7.08
Forfeited	(641,394)	10.67
Outstanding at October 1, 2006	4,415,318	$10.10	6.8	$3,026
Vested and expected to vest at October 1, 2006	4,180,352	$10.14	6.7	$2,950
Options exercisable at October 1, 2006	2,604,289	$10.58	5.4	$2,447

* The intrinsic value of an option is the excess of the market price at the balance sheet date of the underlying stock over the exercise price.

The total intrinsic value of options exercised for the nine months ended October 1, 2006 and October 2, 2005 was $0.8 million and $0.2 million, respectively.

As of October 1, 2006, there was $3.0 million of total unrecognized compensation costs related to nonvested stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 0.9 years.  The total fair value of stock options vested during the nine months ended October 1, 2006 and October 2, 2005 was $1.3 million and $1.8 million, respectively.

Cash received from option exercises was $1.9 million and $3.2 million for the nine months ended October 1, 2006 and October 2, 2005, respectively.

Spherion employees and outside directors are eligible to receive grants of deferred stock units.  Deferred stock units entitle the recipient to receive shares of Spherion common stock at a future date after the recipient has met service requirements or Spherion has met financial targets.  These deferred stock units were granted to key management employees and outside directors.  The majority of the deferred stock units vest based upon attainment of certain performance criteria; the remainder vest over 1 to 7 years.  If performance criteria are not met, the shares do not vest and recognized compensation cost, if any, is reversed to income.  The value of the deferred stock units is amortized to compensation expense ratably over the vesting period and was a credit to income of less than $0.1 million and an expense of $0.6 million for the nine months ended October 1, 2006 and October 2, 2005, respectively.  The 2006 credit to income resulted from the reversal of certain amounts previously accrued due to the anticipated non-achievement of performance criteria in second quarter of 2006, and was previously off set by current quarter compensation expense.  The provisions of SFAS No. 123R did not materially change the accounting for the deferred stock units.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

		Weighted-Average
		Grant-Date
Nonvested Stock (Deferred Stock Units)	Shares	Fair Value
Nonvested at January 1, 2006	698,600	$9.07
Granted	206,949	9.81
Vested	(96,580)	11.91
Forfeited	(131,000)	9.04
Nonvested at October 1, 2006	677,969	$8.90

As of October 1, 2006, total unrecognized compensation related to deferred stock units was $4.8 million; the previously recognized portion was $1.2 million.  The unrecognized compensation cost related to deferred stock units that vest solely based on the passage of time was $0.6 million and is being recognized as a selling, general and administrative expense over the vesting period.  The unrecognized compensation cost related to deferred stock units that vest solely based on the attainment of performance criteria was $4.2 million of which $1.3 million is expected to ultimately vest and is being recognized as a selling, general and administrative expense over the vesting period.  The remaining $2.9 million related to deferred stock units that vest solely based on the attainment of performance criteria is not being recognized as the performance criteria are not expected to be achieved.  Total unrecognized compensation costs related to deferred stock units are expected to be recognized over a weighted-average period of 2.2 years.  The total fair value of deferred stock units vested during the nine months ended October 1, 2006 and October 2, 2005 was $1.2 million and $0.4 million, respectively.

3. Discontinued Operations

During 2004, Spherion made a decision to exit its call center operations; three of the Company’s four centers were sold in 2005.  During the first quarter of 2006, Spherion retained the remaining call center and reclassified all financial activity related to this center from discontinued operations to continuing operations within the Staffing Services segment for all periods presented.  See Note 4, “Segment Information,” for further discussion on the impact of this reclassification.

Spherion sold its operations in the Asia/Pacific region in two separate transactions to two different purchasers in 2004.  Both purchasers made claims under the warranty provisions of the respective sale agreements.  One purchaser’s claims related to two tax matters.  In the third quarter of 2006, one of the tax matters in the amount of $1.6 million was paid by Spherion and the remaining tax matter was favorably resolved without payment and, as a result, Spherion released an accrual of $1.9 million.  The total remaining accrued liability at October 1, 2006 related to warranty matters for the other purchaser was $2.5 million.

During 2004, Spherion completed the disposition of its staffing operation in the United Kingdom.  The final working capital audit and indemnification matters were resolved and Spherion paid approximately $1.1 million to the purchaser in January 2006 and another $1.1 million in April 2006 ($0.5 million less than the accrued liability, and therefore, this amount was reversed during the second quarter of 2006).

During 2004, Spherion sold its court reporting business.  In February 2006, Spherion received $1.0 million in final contingent proceeds as the purchaser achieved revenue growth targets, which was recorded as a gain on the sale.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

No assets or liabilities classified as discontinued operations remain as of October 1, 2006.  Revenues and pre-tax operating losses from subsidiaries sold are included within earnings (loss) from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings and are as follows (in thousands):

	Three Months Ended
	October 1, 2006			October 2, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$3,176	$3,176
Pre-tax loss from operations	$(63)	$(57)	$(120)	$(212)	$(1,803)	$(2,015)
Pre-tax earnings (loss) on disposal	1,932	26	1,958	(480)	1,037	557
Income tax benefit (expense)	939	10	949	101	(79)	22
Net earnings (loss) from discontinued operations	$2,808	$(21)	$2,787	$(591)	$(845)	$(1,436)

	Nine Months Ended
	October 1, 2006			October 2, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$11,461	$11,461
Pre-tax loss from operations	$(1,278)	$(671)	$(1,949)	$(718)	$(5,275)	$(5,993)
Pre-tax earnings (loss) on disposal	1,906	211	2,117	(976)	1,027	51
Income tax benefit	2,244	179	2,423	336	561	897
Net earnings (loss) from discontinued operations	$2,872	$(281)	$2,591	$(1,358)	$(3,687)	$(5,045)

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

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

4. Segment Information

Spherion has two operating segments: Staffing Services and Professional Services.  Spherion evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit.  Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes, and restructuring and other charges.  All material intercompany revenue and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Earnings.

During the first quarter of 2006, Spherion decided to retain a call center operation previously classified as discontinued operations; results related to this call center operation have been reclassified from discontinued operations to continuing operations in the Staffing Services segment for all periods presented.  This call center contributed revenues of $2.9 million and $2.1 million and segment operating profit of $0.2 million and $0.3 million for the third quarters of 2006 and 2005, respectively.  This call center had revenues of $8.4 million and $6.5 million for the nine months ended October 1, 2006 and October 2, 2005, respectively, and segment operating profit of $0.8 million and $1.0 million, respectively.  See Note 3, “Discontinued Operations,” for further discussion.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Revenues:
Staffing Services	$371,074	$378,388	$1,065,201	$1,147,301
Professional Services	124,399	116,101	367,235	333,994
Segment revenue	$495,473	$494,489	$1,432,436	$1,481,295

Gross profit:
Staffing Services	$77,196	$73,570	$214,877	$215,130
Professional Services	40,077	36,961	119,765	106,131
Segment gross profit	$117,273	$110,531	$334,642	$321,261

Segment operating profit:
Staffing Services	$7,745	$8,119	$13,395	$14,594
Professional Services	4,950	4,555	17,250	13,517
Segment operating profit	12,695	12,674	30,645	28,111

Unallocated corporate costs	(3,686)	(2,951)	(11,226)	(10,439)
Amortization of intangibles	(39)	(104)	(155)	(326)
Interest expense	(481)	(1,077)	(1,471)	(2,528)
Interest income	940	1,203	3,066	3,028
Restructuring and other charges	—	(159)	303	(1,763)

Earnings from continuing operations before income taxes and discontinued operations	$9,429	$9,586	$21,162	$16,083

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

5. Comprehensive Income

The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net earnings	$8,359	$5,160	$14,873	$5,687

Other comprehensive (loss) income:
Foreign currency translation adjustments arising during the period	(35)	1,498	886	781

Total comprehensive income	$8,324	$6,658	$15,759	$6,468

6. Earnings Per Share

Basic earnings per share are computed by dividing Spherion’s earnings by the weighted-average number of shares outstanding during the period.  When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings plus after-tax interest on convertible notes, by the weighted-average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, deferred stock units, and convertible notes.  The dilutive impact of share-based compensation is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method.  A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Weighted-average shares outstanding - Basic	56,545	60,723	57,451	61,353

Effect of dilutive options and nonvested stock	366	424	636	400
Weighted-average shares outstanding - Diluted	56,911	61,147	58,087	61,753

Anti-dilutive options not included above	3,695	3,751	3,181	4,501

7. Stockholders’ Equity

During May 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock.  Share repurchases were made from time to time in open-market transactions or in privately negotiated transactions.  During the three and nine months ended October 1, 2006, Spherion purchased 0.1 million shares for approximately $1.0 million, and 3.0 million shares for approximately $28.3 million, respectively.  During the three and nine months ended October 1, 2006, the average price per share repurchased was $8.76 and $9.54, respectively.  As of July 10, 2006, all six million shares under this authorization were repurchased.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

8. Restructuring and Other Charges

The following is a summary of restructuring activities (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Restructuring and other charges	$—	$159	$279	$2,222
Reversal of over accrual	—	—	(582)	(459)
	$—	$159	$(303)	$1,763

During 2006, we incurred restructuring charges of $0.3 million for lease-related costs.  These charges were offset by reversals of accruals of $0.6 million for the nine months ended October 1, 2006.  The reversal of previously accrued amounts to income was primarily a result of lower severance and lease expense costs than initially anticipated.

During the three months and nine months ended October 2, 2005, Spherion incurred restructuring charges of $0.2 million and $2.2 million for severance related costs for the elimination of eleven and 112 positions, respectively.  The restructuring charges were primarily as a result of a previously announced termination of a customer contract and other changes within the managed services portion of the Staffing Services operating segment.  Charges for the nine months ended October 2, 2005 included $1.8 million relating to the Staffing Services operating segment, $0.4 million relating to the Professional Services operating segment, and the remainder of the charges related to corporate initiatives directed at lowering back office personnel costs.  These charges were offset by reversals of accruals of $0.5 million for the nine months ended October 2, 2005.  These accruals were unnecessary primarily as the result of the resolution of uncertainties related to sublease income exposure and lower severance costs than initially anticipated, and these amounts were reversed to income.

As of October 1, 2006, the remaining accruals for facility closures of $1.2 million relate to lease payments on five closed locations that will be paid through 2013 (net of applicable sublease income).  These accruals are included within the Condensed Consolidated Balance Sheet in other current liabilities or other long-term liabilities based on the expected timing of the associated future payments.

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

In 2003, in connection with Spherion’s acquisition of 85% of its Canadian franchise operation, Spherion entered into a put/call agreement with the minority interest holder, whereby the minority interest holder can put the remaining 15% interest in the Canadian operations back to Spherion any time after January 1, 2006, or, as amended, Spherion can call the remaining 15% interest any time after January 1, 2008.  If the put or the call were exercised, the purchase price would be primarily determined based upon the net assets and gross profits from this operation for the period preceding the exercise of the option.  Based upon these factors, the estimated purchase price would approximate $3.8 million, however, the timing of the transaction is not certain at this point in time and the price will vary depending upon the operating results and net assets of the business for the period preceding the transaction.

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

In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future projected tax deductions and losses, resulting in an increase in the amount of net operating losses and capital losses available for carry back into prior tax years.  As a result of these transactions, Spherion’s tax refund for its 2002 filing year was increased by approximately $60.0 million.  Spherion believes that it has appropriately reported these transactions in its tax returns, and that it has established adequate reserves as of October 1, 2006 in the amount of $48.7 million, with respect to any tax liabilities that may arise in relation to these transactions or any other potential tax liabilities should its position be successfully challenged by tax authorities.  An unfavorable settlement or adverse resolution could result in the repayment of a portion of the refund received plus interest.

Two states are examining Spherion’s prior year unemployment tax rates.  Revisions of these rates by any state would result in additional payments related to the prior year’s unemployment taxes in that state.  In the states where the rate is currently being examined and challenged, the claims raised by the states approximate $3.1 million plus potential interest and penalties.  As of October 1, 2006, Spherion had $2.1 million accrued as its best estimate of losses it expects to incur as a result of these challenges.

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

•                  New Accounting Pronouncements

•                  Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic initiatives during the third quarter of 2006 was as follows:

•                  First, achieve growth by expanding the depth and breadth of our services with existing accounts:  Overall revenue increased 0.2% during the third quarter of 2006 compared with the same period in the prior year.  This is the first quarter we have experienced revenue growth over the prior year since the loss of the large managed services account at the end of the first quarter of 2005.  For larger accounts, we experienced sequential growth of 1.3% over the prior quarter for the first time in four quarters.  There was a decrease in revenues in the current quarter in comparison with the prior year primarily due to account losses and intentional account exits, most of which were related to pricing.  We continue to focus on providing additional services to existing accounts, particularly for higher value professional and recruitment outsourcing business.

•                  Second, targeting new accounts by providing integrated services:   During the third quarter of 2006, we continued to acquire new small to mid-sized customers.  The targeted small to mid-sized customer segment now makes up 56.2% of our revenue and increased 17.2% year over year.  Last year this customer segment made up 48.1% of total revenue.

•                  Third, continue improving operating leverage:  Overall, gross profit margin was 23.7%, an increase of 130 basis points compared with the prior year.  The consistent gross profit margin expansion is primarily due to (i) the decision in 2005 to reduce certain low priced business and (ii) a higher proportion of permanent placement revenue (4.0% of our third quarter revenue, an increase of 50 basis points from the same prior year period).  Selling, general and administrative expenses increased from the prior year primarily due to stock option expense, a $0.9 million litigation related accrual recorded in the third quarter, higher costs associated with an increase in sales staff and recruiters at newly opened on-premise locations within Staffing Services and in producer headcount within Professional Services, partially offset by a decrease in bad debt expense.  Looking forward, we are continuing to focus on improving productivity and simplifying business process and, as such, will make some cost adjustments in the fourth quarter and expect to incur severance costs related to reducing staff of approximately $0.01 per share in the fourth quarter.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended October 1, 2006 Compared with October 2, 2005

•          Revenue in 2006 was $495.5 million, an increase of 0.2% compared with the same period in the prior year.  The increase was primarily due to higher revenues from permanent placement, information technology and clerical temporary staffing, and managed services.  On a customer segment basis small to mid-sized accounts grew about 17% year over year in both Staffing Services and Professional Services more than offsetting an overall decline in large account business.  Permanent placement services remained strong with total growth of 16.2% compared with the same period in 2005.  The Bureau of Labor Statistics estimated an increase of 2.0% in the number of temporary employees in the third quarter of 2006 compared with the same period in the prior year; our current revenue trend within small to mid-sized customers is more favorable than the overall staffing market due to our strategic focus and declines within large accounts is more related to specific customer situations and the Company’s strategy.

•          Gross profit in 2006 was $117.3 million, an increase of 6.1% from the prior year compared with the 0.2% revenue increase.  Gross profit margin increased to 23.7% in 2006 compared with 22.4% for the same period in 2005.  The increase in gross profit margin was primarily due to growth of higher margin services including professional staffing, permanent placement and recruitment outsourcing services in 2006 (90 basis points) and lower employee benefit costs, including workers’ compensation (40 basis points).

•          Selling, general and administrative expenses were $108.3 million, an increase of 7.3% from the same period in 2005.  As a percentage of revenues, these costs increased to 21.9% from 20.4% for the same period in 2005.  The largest increases were associated with a $0.9 million litigation related accrual and stock option expense of $0.9 million.  Within Staffing Services, there were higher costs associated with an increase in sales staff and recruiters at newly opened on-premise locations partially offset by a decrease in bad debt expense.  For Professional Services, expenses increased due to the hiring and training of new sales staff and recruiters and higher bad debt expense.  The new sales staff and recruiters are expected to become fully productive by the first quarter of 2007.

•          Our effective tax rate from continuing operations for the quarter was 40.9% and was higher than the U.S. Federal Statutory tax rate of 35.0% primarily due to state income taxes and the implementation of SFAS No. 123R, “Accounting for Stock Based Compensation,” to account for stock option expense, which does not qualify for a full tax benefit.  We are not reflecting the positive impact of potential Work Opportunity Tax Credits in our effective tax rate.  The benefit, if that legislation is passed and signed into law, will be recorded on an annual cumulative basis if it occurs.

•          Earnings from continuing operations were $0.10 per diluted share for the three months ended October 1, 2006 compared with $0.11 per share in the same period in 2005.  During the first quarter of 2006, we adopted SFAS No. 123R, “Accounting for Stock Based Compensation,” and recorded non-cash stock option expense in the 2006 statement of earnings, which was $0.8 million, net of tax, in the third quarter.  Discontinued operations resulted in an earnings of $0.05 per share for the three months ended October 1, 2006 compared with a loss of $0.02 per share for the same period in 2005.

•          Days Sales Outstanding (DSO, a measure of how quickly accounts receivable are collected) decreased to 52 days as of October 1, 2006 from 53 days from the previous quarter and 54 days at the end of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended October 1, 2006 Compared with October 2, 2005

•          Revenue in 2006 was $1.43 billion, a decrease of 3.3% compared with the prior year.  A decrease due to the intentional exit in 2005 of certain staffing clients who did not meet minimum profitability thresholds and the loss of a large contract at the start of the second quarter of 2005 affected year over year comparisons.  On a customer segment basis small to mid-sized accounts grew 10.2% year over year in Staffing Services and 11.6% in Professional Services more than offset by a decline in large account business.  Demand for permanent placement services remained strong with growth of 15.8% compared with the same period in 2005.  The Bureau of Labor Statistics estimated an increase of 3.6% in the number of temporary employees in 2006 compared with the prior year; our year to date revenue trend within small to mid-sized customers is more favorable than the overall staffing market due to our strategic focus and declines within large accounts is more related to specific customer situations and the Company’s strategy.

•          Gross profit in 2006 was $334.6 million, an increase of 4.2% from the prior year compared with a 3.3% revenue decrease.  Gross profit margin increased to 23.4% in 2006 compared with 21.7% last year.  The increase in gross profit margin was primarily due to growth of higher margin services including professional staffing, permanent placement and recruitment outsourcing services in 2006 (90 basis points), higher temporary staffing pricing (60 basis points) and lower employee benefit costs, including workers’ compensation (20 basis points).

•          Selling, general and administrative expenses were $315.4 million, an increase of 3.8% from the prior period in 2005.  As a percentage of revenues, these costs increased to 22.0%, from 20.5% for the same period in 2005.  The largest increases were associated with stock option expense of $2.6 million, a $1.0 million litigation accrual and higher costs as a result of hiring additional sales staff and recruiters.  Within Staffing Services, there were higher costs associated with an increase in sales staff and recruiters at newly opened on-premise locations and additional staff to service increased recruitment outsourcing revenues, higher commissions due to increased permanent placement revenues and an increase in general recruiting costs.  For Professional Services, expenses increased due to the hiring and training of new sales staff and recruiters and higher bad debt expense.  The new sales staff and recruiters are expected to become fully productive by the first quarter of 2007.

•          Our effective tax rate from continuing operations for 2006 was 42.0% and was higher than the U.S. Federal Statutory tax rate of 35.0% primarily due to state income taxes and the implementation of SFAS No. 123R, “Accounting for Stock Based Compensation,” to account for stock option expense, which does not qualify for a full tax benefit.  We are not reflecting the positive impact of potential Work Opportunity Tax Credits in our effective tax rate.  The benefit, if that legislation is passed and signed into law, will be recorded on an annual cumulative basis if it occurs.

•          Earnings from continuing operations were $0.21 per diluted share for the nine months ended October 1, 2006 compared with $0.17 per share in the prior year.  Earnings from continuing operations were impacted by stock option expense for the nine months ended October 1, 2006 was $2.3 million, net of tax or $0.04 per share.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Discontinued Operations

Revenues and pre-tax operating losses from subsidiaries sold were included within earnings (loss) from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings and were as follows (in thousands):

	Three Months Ended
	October 1, 2006			October 2, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$3,176	$3,176
Pre-tax loss from operations	$(63)	$(57)	$(120)	$(212)	$(1,803)	$(2,015)
Pre-tax earnings (loss) on disposal	1,932	26	1,958	(480)	1,037	557
Income tax benefit (expense)	939	10	949	101	(79)	22
Net earnings (loss) from discontinued operations	$2,808	$(21)	$2,787	$(591)	$(845)	$(1,436)

	Nine Months Ended
	October 1, 2006			October 2, 2005
	Professional	Staffing		Professional	Staffing
	Services (1)	Services (2)	Total	Services (1)	Services (2)	Total

Revenues	$—	$—	$—	$—	$11,461	$11,461
Pre-tax loss from operations	$(1,278)	$(671)	$(1,949)	$(718)	$(5,275)	$(5,993)
Pre-tax earnings (loss) on disposal	1,906	211	2,117	(976)	1,027	51
Income tax benefit	2,244	179	2,423	336	561	897
Net earnings (loss) from discontinued operations	$2,872	$(281)	$2,591	$(1,358)	$(3,687)	$(5,045)

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

See Note 3, “Discontinued Operations,” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Restructuring and Other Charges

The following is a summary of restructuring activities (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Restructuring and other charges	$—	$159	$279	$2,222
Reversal of over accrual	—	—	(582)	(459)
	$—	$159	$(303)	$1,763

See Note 8, “Restructuring and Other Charges,” in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit.  Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes, and restructuring and other charges.  All material intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Earnings.

During the first quarter of 2006, we decided to retain the remaining call center that was held for sale and have reclassified all financial activity related to this center from discontinued operations to continuing operations in the Staffing Services segment for all periods presented.  This call center contributed revenues of $2.9 million and $2.1 million for the third quarters of 2006 and 2005, respectively, and segment operating profit of $0.2 million and $0.3 million, respectively.  For the nine months ended October 1, 2006 and October 2, 2005, this call center contributed revenues of $8.4 million and $6.5 million, respectively, and segment operating profit of $0.8 million and $1.0 million, respectively.  See Note 3, “Discontinued Operations,” in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes and discontinued operations for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	October 1,		October 2,		October 1,		October 2,
	2006		2005		2006		2005
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenue:
Staffing Services	$371,074	74.9%	$378,388	76.5%	$1,065,201	74.4%	$1,147,301	77.5%
Professional Services	124,399	25.1%	116,101	23.5%	367,235	25.6%	333,994	22.5%
Total	$495,473	100.0%	$494,489	100.0%	$1,432,436	100.0%	$1,481,295	100.0%

		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue
Gross Profit:
Staffing Services	$77,196	20.8%	$73,570	19.4%	$214,877	20.2%	$215,130	18.8%
Professional Services	40,077	32.2%	36,961	31.8%	119,765	32.6%	106,131	31.8%
Total	$117,273	23.7%	$110,531	22.4%	$334,642	23.4%	$321,261	21.7%

Segment Operating Profit:
Staffing Services	$7,745	2.1%	$8,119	2.1%	$13,395	1.3%	$14,594	1.3%
Professional Services	4,950	4.0%	4,555	3.9%	17,250	4.7%	13,517	4.0%
Total	12,695	2.6%	12,674	2.6%	30,645	2.1%	28,111	1.9%
Unallocated corporate costs	(3,686)		(2,951)		(11,226)		(10,439)
Amortization expense	(39)		(104)		(155)		(326)
Interest expense	(481)		(1,077)		(1,471)		(2,528)
Interest income	940		1,203		3,066		3,028
Restructuring and other charges	—		(159)		303		(1,763)
Earnings from continuing operations before income taxes and discontinued operations	$9,429		$9,586		$21,162		$16,083

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Results

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenue by Skill*:
Clerical	$233,289	62.9%	$226,155	59.8%	$675,187	63.4%	$710,498	61.9%
Light industrial	137,785	37.1%	152,233	40.2%	390,014	36.6%	436,803	38.1%
Segment revenue	$371,074	100.0%	$378,388	100.0%	$1,065,201	100.0%	$1,147,301	100.0%

Revenue by Service:
Temporary staffing	$316,435	85.3%	$330,580	87.4%	$908,301	85.3%	$979,573	85.4%
Managed services*	47,958	12.9%	43,328	11.4%	139,977	13.1%	155,136	13.5%
Permanent placement	6,681	1.8%	4,480	1.2%	16,923	1.6%	12,592	1.1%
Segment revenue	$371,074	100.0%	$378,388	100.0%	$1,065,201	100.0%	$1,147,301	100.0%

Gross Profit Margin by Service: (As % of Applicable Revenue)
Temporary staffing	17.4%		17.0%		16.9%		16.6%
Managed services	32.1%		29.5%		31.7%		25.9%
Permanent placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	20.8%		19.4%		20.2%		18.8%

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

Three Months Ended October 1, 2006 Compared with October 2, 2005

Revenues — Staffing Services revenue decreased 1.9% to $371.1 million in the third quarter of 2006 from $378.4 million in the same period of the prior year.  While there has been an increase of 17.2% in our targeted small to mid-sized customers, this increase has not fully offset the declines in some of our larger accounts; however, the year over year trend continues to improve from prior quarters.  The decline in revenue from our larger accounts was primarily due to the loss or intentional exit of business in 2005 for customers who did not meet minimum profitability thresholds.

•          By skill — Clerical revenue increased 3.2% and light industrial revenue decreased 9.5% from prior year levels.  The increase in clerical revenue is due to higher recruitment outsourcing activity.  The decrease in light industrial revenue is attributable to the lower revenues with some of our large manufacturing customers in the technology and medical industries or the loss or intentional exit of customers that did not meet minimum profitability thresholds.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

•          By service — Managed services revenue increased 10.7% to $48.0 million in the third quarter of 2006 from $43.3 million for the same period in the prior year.  The increase in managed services revenue was primarily due to an increase in recruitment outsourcing activity.  Temporary staffing revenue decreased 4.3% compared with the same period in 2005 due to a decrease in revenue from large accounts partially offset by growth from small to mid-sized customers.  Permanent placement revenue increased 49.1% over the prior year primarily due to the increased activity.

Gross Profit — Gross profit increased 4.9% to $77.2 million from $73.6 million in the same period last year.  Gross profit margin was 20.8% in 2006 compared with 19.4% in the same prior year period, or an increase of 140 basis points.  The increase in gross profit margin was primarily due to growth in higher margin permanent placement and recruitment outsourcing services (100 basis points), a decrease in payroll taxes and employee benefit costs (60 basis points), including workers’ compensation. This increase was partially offset by lower pay/bill spreads (20 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $7.7 million compared with $8.1 million in the same period of the prior year.  The decrease from prior year was due to higher operating expenses of $4.0 million partially offset by the increase in gross profit of $3.6 million as described above.  The increased operating expenses were primarily related to a $0.9 million litigation related accrual, higher commissions due to increased permanent placement revenues, higher costs associated with an increase in sales staff and recruiters at newly opened on-premise locations and stock option expense, partially offset by a decrease in bad debt expense.  Operating expenses as a percentage of revenue increased to 18.7% compared with 17.3% in the same period of the prior year.

Nine Months Ended October 1, 2006 Compared with October 2, 2005

Revenues — Staffing Services revenue decreased 7.2% to $1.07 billion in 2006 from $1.15 billion in the prior year.  While we have experienced 10.2% growth in our targeted small to mid-sized customers, this growth has not offset the declines in some of our larger accounts.  Revenue decreases are primarily due to the loss of a large contract at the start of the second quarter of 2005, and the loss or intentional exit of business for customers that did not meet minimum profitability thresholds.

•          By skill — Clerical revenue decreased 5.0% and light industrial revenue decreased 10.7% from prior year levels.  The decrease in clerical revenue was primarily due to the loss of a large account at the beginning of the second quarter of 2005 partially offset by revenue growth from recruitment outsourcing.  Both clerical revenue and light industrial revenue were impacted by a decrease in revenue from large accounts in the technology, medical and telecommunications industries combined with new accounts starting-up at a slower pace than business that was exited or lost in 2005.

•          By service — Temporary staffing revenues decreased 7.3% compared with the prior year due to a decrease in revenue from large accounts.  Managed services revenue decreased 9.8% from prior year levels due to the loss in 2005 of one large managed service customer and the movement of $4.0 million in revenue for locally based technology services contracts from this operating segment to our Professional Services segment, partially offset by the increase in recruitment outsourcing by 106.4%.  Permanent placement revenues increased 34.4% over the prior year due to the addition of recruiters.

Gross Profit — Gross profit of $214.9 million in the current year was almost flat with $215.1 million in the prior year.  The overall gross profit margin was 20.2% in 2006 compared with 18.8% in the prior year.  The increase of 140 basis points in the overall gross profit margin was primarily due to growth of permanent placement and recruitment outsourcing services (70 basis points), improved pay/bill spreads (50 basis points) and lower payroll taxes and employee benefit costs, including paid time off (20 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $13.4 million compared with $14.6 million in the prior year.  The decrease from prior year was due to higher operating expenses of $1.0 million on a similar amount of gross profit dollars.  The increased operating expenses were primarily associated with a $1.0 million litigation related accrual, higher costs associated with an increase in sales staff and recruiters at newly opened on-premise locations and additional staff to service increased recruitment outsourcing revenues, stock option expense, higher commissions due to increased permanent placement revenues and an increase in general recruiting costs.  Operating expenses as a percentage of revenue increased to 18.9% compared with 17.5% in the same period of the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Outlook — Our major focus for the fourth quarter of 2006 will be profitable revenue growth and increasing our operational effectiveness.  We are continuing to focus our resources on small and mid-sized customers where pricing tends to be more favorable.  In our larger account base we will continue our focus on stabilizing revenues.  The market still has recruitment outsourcing opportunities and we continue to win new business.  There are some areas where we can improve our efficiency in both the field and administration to reduce our expense structure.  Despite these efforts, there is no assurance that revenues or segment operating profit will grow for the remainder of 2006.

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenue by Skill*:
Information technology	$81,817	65.8%	$75,349	64.9%	$237,976	64.8%	$213,951	64.0%
Finance & accounting	25,353	20.4%	27,168	23.4%	78,385	21.3%	77,697	23.3%
Other	17,229	13.8%	13,584	11.7%	50,874	13.9%	42,346	12.7%
Segment revenue	$124,399	100.0%	$116,101	100.0%	$367,235	100.0%	$333,994	100.0%

Revenue by Service:
Temporary staffing*	$111,247	89.4%	$103,510	89.2%	$327,460	89.2%	$297,643	89.1%
Permanent placement	13,152	10.6%	12,591	10.8%	39,775	10.8%	36,351	10.9%
Segment revenue	$124,399	100.0%	$116,101	100.0%	$367,235	100.0%	$333,994	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary staffing	24.2%		23.5%		24.4%		23.4%
Permanent placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	32.2%		31.8%		32.6%		31.8%

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

Three Months Ended October 1, 2006 Compared with October 2, 2005

Revenues — Professional Services revenue increased 7.1% to $124.4 million in the third quarter of 2006 from $116.1 million in the same period of the prior year as customer demand continued to be strong.  Revenue also increased due in part to continued investments in hiring of additional sales and recruiting staff.  Most of the increase in revenues, $7.7 million, was in temporary staffing revenues.

•          By skill — Information technology (“IT”) increased 8.6% from the same period in the prior year due to increased demand in temporary staffing and permanent placement.  Finance and accounting decreased by 6.7% from the same period in the prior year due to a decline in the demand from banking customers.  Revenue from other skills increased primarily due to increased demand for temporary staffing in the human resources, engineering, and sales and marketing sectors.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

•          By service — Temporary staffing increased 7.5% primarily due to continued demand for IT personnel.  Permanent placement revenue increased 4.5% primarily as a result of continued focus on IT combined with the 2005 addition to the recruiter headcount.

Gross Profit — Professional Services gross profit increased 8.4% to $40.1 million in the third quarter of 2006 from $37.0 million in the same prior year period.  The overall gross profit margin was 32.2% in the third quarter of 2006 compared with 31.8% in the same period of the prior year.  This 40 basis point increase in gross profit margin was primarily due to higher temporary staffing pay/bill spreads (40 basis points) and lower employee benefit costs (20 basis points).  This increase was partially offset by a shift in service mix due to faster growth of professional temporary staffing (20 basis points).

Segment Operating Profit — Professional Services segment operating profit was $5.0 million compared with $4.6 million in the same period of the prior year.  The increase in operating profit from the prior year was due to the increase in gross profit of $3.1 million partially offset by higher operating expenses of $2.7 million.  Operating expenses as a percentage of revenues increased to 28.2% compared with 27.9% in the same prior year period.  The increase in operating expenses was primarily due to increased commissions as a result of higher volume, the hiring and training of new sales staff and recruiters and increased bad debt expense.  The new sales staff and recruiters are expected to become fully productive by the first quarter of 2007.

Nine Months Ended October 1, 2006 Compared with October 2, 2005

Revenues — Professional Services revenue increased 10.0% to $367.2 million in 2006 from $334.0 million in the prior year as customer demand continued to be strong in 2006.  Revenue also increased as a result of continued investments made in 2005 in the hiring of additional sales and recruiting staff.  Most of the increase, $29.8 million, was in temporary staffing revenues and included $4.0 million due to the movement of revenue for locally based managed services contracts from our Staffing Services segment to this operating segment.

•          By skill — IT increased 11.2% from the prior year due to increased permanent placement and temporary staffing services and the movement of $4.0 million of locally based technology services contracts from the Staffing Services segment.  Revenue from other skills increased primarily due to increased demand in the human resources, legal, engineering, and sales and marketing sectors.

•          By service — Temporary staffing increased 10.0% primarily due to continued demand for IT personnel, and the movement of $4.0 million of locally based technology services contracts from Staffing Services.  Permanent placement revenue increased 9.4% to meet demand for continued focus on IT combined with the 2005 addition in recruiter headcount.

Gross Profit — Professional Services gross profit increased 12.8% to $119.8 million from $106.1 million in the prior year.  Gross profit margin was 32.6% in 2006 compared with 31.8% in the prior year.  This 80 basis point increase in gross profit margin was primarily due to higher temporary staffing pay/bill spreads (90 basis points), which was partially offset by a change in service mix due to faster growth of professional temporary staffing (10 basis points).

Segment Operating Profit — Professional Services segment operating profit was $17.3 million compared with $13.5 million in the prior year.  The increase in operating profit was the result of the increase in gross profit of $13.7 million offset by higher operating expenses of $9.9 million.  Operating expenses as a percentage of revenues increased slightly to 27.9% from 27.7% in the prior year.  The increase in operating expenses was primarily due to increased commissions and incentive compensation as a result of higher volume and earnings, the hiring and training of new sales staff and recruiters, increased candidate advertising expense and higher bad debt expense.  The new sales staff and recruiters are expected to become fully productive by the first quarter of 2007.

Outlook — We will continue to make investments by adding recruiters to capitalize on opportunities in the marketplace and drive revenue and gross profit growth, although we expect new recruiters may not reach targeted productivity for several months.  Growth in IT for the remainder of 2006 is expected to continue, however, it will largely depend on our ability to continue penetrating existing client relationships and customer project related spending.  There is no assurance that revenues or segment operating profit for the Professional Services segment will continue to grow at the same pace.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Unallocated Corporate Costs

Unallocated corporate costs were $3.7 million and $3.0 million in the third quarters of 2006 and 2005, respectively, and $11.2 million and $10.4 million for the nine-month periods ended October 1, 2006 and October 2, 2005, respectively.  Unallocated corporate costs in 2005 benefited by $0.8 million from the favorable resolution of litigation matters.

Liquidity and Capital Resources

Cash Flows

As of October 1, 2006, we had total cash resources available of $32.5 million (an increase of $2.4 million from January 1, 2006).  Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Nine Months Ended
	October 1, 2006	October 2, 2005
Cash Provided By:
Operating activities	$19,964	$58,978
Investing activities	11,003	18,840
Financing activities	(28,726)	(54,995)
Effect of exchange rates	133	(45)
Net increase in cash and cash equivalents	$2,374	$22,778

Operating cash flows

Operating cash flows for the nine months ended October 1, 2006 of $20.0 million were comprised of $14.9 million of earnings, plus non-cash depreciation and amortization of $16.5 million, non-cash deferred income tax expense of $8.2 million and non-cash share-based compensation of $2.6 million partially offset by cash largely used to fund an increase in non-cash working capital items of $15.2 million and the investment in a mutual fund portfolio, classified within other assets, to match fund the company’s non-qualified deferred compensation liability.  The $15.2 million increase in working capital items was driven by the normal reduction in payables from normally high year-end levels due primarily to the pay out in the first quarter of annual incentive compensation amounts, the net reduction in self-insurance reserves and the pay down of several litigation and disposition related accruals.  These payable items were partially offset by lower receivables due to a 2-day improvement in days sales outstanding and the receipt of a $4.5 million income tax refund.

Operating cash flows for the nine months ended October 2, 2005 of $59.0 million were primarily comprised of earnings of $5.7 million, non-cash depreciation and amortization of $16.6 million and changes in working capital of $31.4 million.  Cash was primarily provided by accounts receivable as we lowered DSO from 60 days at the end of December 2004 to 55 days as of October 2, 2005 and as we collected accounts receivable from higher revenues in the prior period (including the managed services contract that was lost at the start of the second quarter of 2005).  Working capital was used to reduce accounts payable and accrued liabilities.

Investing cash flows

Cash provided by investing activities for the nine months ended October 1, 2006 of $11.0 million was primarily due to insurance reimbursements which include funds for claims payments of $12.2 million and a return of collateral of $15.7 million due to improved workers’ compensation losses.  Capital expenditures of $16.9 million primarily relate to network upgrades and front and back office software initiatives to improve productivity and enhance our abilities to work with customers and candidates.

Cash provided by investing activities for the nine months ended October 2, 2005 of $18.8 million was primarily related to reimbursements of $15.3 million from our insurance carrier for workers’ compensation claim payments, proceeds from a foreign currency hedge of a note receivable from the sale of our Australian subsidiary in 2004, proceeds from the dispositions of our call centers, and collections on franchise notes, which was partially offset by capital expenditures of $6.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Financing cash flows

Financing cash used for the nine months ended October 1, 2006 of $28.7 million was primarily due to the repurchase of common stock.  During May 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the outstanding common stock.  As of July 10, 2006, all six million shares were repurchased under this authorization.

Financing cash used for the nine months ended October 2, 2005 of $55.0 million was primarily due to the repayment of borrowings from lines of credit and notes payable of $44.8 million and the repurchase of common stock of $13.4 million.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements.  However, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of our domestic accounts receivable.  At our option, the amount available can be increased to $300.0 million.  As of October 1, 2006, there were no amounts outstanding under this facility and our total availability was $161.2 million (calculated as eligible receivables of $207.4 million, less: amounts outstanding, if any, letters of credit of $16.7 million and a one week payroll reserve of $29.5 million).  Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.9% (LIBOR plus a spread) or approximately 8.0% (prime plus a spread) as of October 1, 2006.  We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum.  This line of credit expires in 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007.  This facility provides up to CAD$13.0 million of on-balance sheet financing (approximately $11.6 million at current exchange rates).  As of October 1, 2006, there were no borrowings outstanding under this facility.  As of October 1, 2006, the interest rate for amounts borrowed on this facility would have approximated 7.0% (Canadian prime plus a spread).  A commitment fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit.  We guarantee the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants.  These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected.  At October 1, 2006, we were in compliance with the requirements of these covenants.

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

New Accounting Pronouncements

Consideration of the Effects of Prior-Year Misstatements — In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires that public companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  Financial statements would require adjustment when a misstatement is material.  Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  SAB 108 is effective for fiscal years ending after November 15, 2006. Spherion does not believe the adoption of SAB108 will have a material impact on its financial condition or results of operations.

Fair Value Measurements — In September 2006, FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” was issued.  SFAS 157 addresses the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Spherion does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.

Accounting for Uncertainty in Income Taxes — In June 2006, FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation requires the recognition of the impact of a tax position in the Consolidated Financial Statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for Spherion in fiscal 2007.  Spherion is currently evaluating the impact of adopting FIN 48.

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

There has been no change in our internal control over financial reporting during the quarter ended October 1, 2006, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

		Average	Total Number of	Maximum Number
	Total	Price	Shares Purchased	of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program	the Program
July 3, 2006 through July 10, 2006	118,000	$8.76	118,000	—
Total	118,000	$8.76	118,000	—

(a)                                  The program was announced on May 24, 2005.

(b)                                 The repurchase program approved by the Board of Directors was for six million shares.

(c)                                  The program had no expiration date.

(d)                                 As of July 10, 2006, all six million shares were repurchased under this program, and therefore no additional shares will be purchased under this program.

ITEM 6.  EXHIBITS

(a)          Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
10.8*	Spherion Corporation revised form of Notice of Grant of Stock Options and Option Agreement filed as Exhibit 99.1 to Spherion’s Form 8-K filed September 27, 2006, is incorporated herein by reference.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32 attached hereto.

*                                         This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

Date: November 8, 2006	By:	/s/ Mark W. Smith
Mark W. Smith
Senior Vice President and Chief Financial Officer
(duly authorized officer, principal financial and accounting officer)