Form 10-K
period 2006-12-31
SPHERION CORP
filed 2007-02-23
CIK 914536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 1-11997

SPHERION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3536544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2050 Spectrum Boulevard, Fort Lauderdale, Florida 33309

(Address of principal executive offices)        (Zip code)

(954) 308-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK—$0.01 PAR VALUE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), as of June 30, 2006 on the New York Stock Exchange, was $515,786,224.

Number of shares of Registrant’s Common Stock outstanding on January 26, 2007 was 56,581,466.

Documents Incorporated by Reference:

Certain specified portions of the registrant’s definitive proxy statement to be filed within 120 days after December 31, 2006, are incorporated herein by reference in response to Part III, Items 11, 13 and 14, inclusive, and to certain portions of Part III, Items 10 and 12.

SPHERION CORPORATION AND SUBSIDIARIES

i

PART I

Item 1.                        BUSINESS

As used in this report, the terms “we,” “us,” “our,” “Spherion” and the “Company” refer to Spherion Corporation and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Company Overview

Spherion Corporation was founded in 1946 and provides temporary staffing services, managed services and permanent placement services. We are headquartered in Fort Lauderdale, Florida, and operate a network of 660 locations within North America. We are incorporated under the laws of the State of Delaware. As of December 31, 2006, we had 486 company-owned offices, 93 licensed locations and 81 franchised locations.

We provide temporary staffing services, managed services and permanent placement services under two basic operating segments—Staffing Services and Professional Services, within the United States of America and Canada. As of December 31, 2006, our Canadian operations represented approximately 5.1% of the Company’s total revenue. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. Managed services include services where we manage certain aspects of a customer function such as: recruiting, administrative services, data center or network operations. Permanent placement is a service where our employees locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts.

We provide services to a wide variety of customers across most major industries in North America. Our customers range in size from large Fortune 500 companies to small, locally run businesses.

During 2004 and 2005, we sold our operations in the United Kingdom, The Netherlands and in the Asia/Pacific region, as well as our court reporting operation and call center outsourcing business in the United States of America. The businesses were sold due to changes in client demand and was consistent with our strategy to focus on the North American recruiting and staffing markets. The international operations, as well as the court reporting business, were all sold prior to December 31, 2004. The remaining business unit, the call center outsourcing business, was comprised of four call centers, of which three were sold in 2005 and we retained the remaining call center in the first quarter of 2006.

Industry Overview

Spherion Corporation is a diversified staffing company operating in North America. The North American staffing market was estimated to be approximately $108.6 billion in 2006. This market includes temporary staffing, permanent placement and other services similar to those provided by Spherion. The North American staffing market in 2006 is estimated to have grown by approximately 7% to 10% and at a faster rate for high demand skill sets such as finance, accounting, legal, engineering, and information technology specialists.

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

Business conditions in the staffing industry are economically sensitive. Over the past three years, Spherion and many of its peers benefited from market expansion. Companies have continued to experience success in the usage of temporary help, which has facilitated rapid workforce adjustments as economic conditions improve. This practice has increased the demand for temporary help in North America, which as of December 2006 was almost 2.0% of the total workforce, an increase from 1.0% in the early 1990’s. Demographics of the labor force continue to indicate that the overall labor pool may shrink over the next 10 years, creating a shortage of qualified job candidates, especially for certain professional workers. If unemployment continues to decrease, we believe the shortage will increase the need for companies to continue to use the services of Spherion and other companies within the staffing industry. The long-term growth rate for the North American staffing industry is expected to be 5% to 6%.

Operations Overview

The Company is organized around two basic operating segments—Staffing Services and Professional Services. Within our Staffing Services operating segment, we provide three primary services—temporary staffing, managed services, and permanent placement. Within our Professional Services operating segment, we provide temporary staffing and permanent placement services. These services are further described as follows:

•       Temporary staffing—This is a service where our employees work at customer locations under the supervision of customer personnel. The duration of the assignment can be from a day or less to a period of several months. The number of our temporary employees at any given time is directly related to our customers’ requirements and these employees are generally only paid when on assignment with a customer. We provide temporary employees with clerical, light industrial, information technology, finance and accounting, legal, engineering, marketing and administrative skill sets. We are responsible for all employment related taxes of these temporary employees, workers’ compensation and federal and state unemployment (burden costs). Services are generally billed by the hour for the number of hours worked. Bill rates are often determined as a mark-up over pay or a mark-up over pay plus burden and are estimated prior to the commencement of beginning the work. We typically retain the risk of loss if these estimated mark-ups are not high enough to cover actual losses due to higher than anticipated unemployment, workers’ compensation or other losses.

•       Managed services—This is a service where we manage aspects of the operation and management of a customer function such as, recruiting, administrative services, data center or network operations and generally provide that service under long-term contracts. Managed services are provided by our employees who typically manage and staff aspects of the customer function. In certain cases we may only manage the customer function which could be staffed by a combination of Spherion, customer or other third-party employees. We are responsible for the operation of the customer function and generally are required to meet minimum service level agreements and provide customer driven reporting. A growing area of our managed services business is recruitment outsourcing and within this offering we take responsibility for most aspects of a customer’s hiring or recruiting function. Fees are determined based on a combination of headcount, service level provided and/or fixed fee per transaction/unit processed. We are responsible for all employment related taxes of our employees, workers’ compensation and federal and state unemployment. As with temporary staffing, we typically retain the risk of loss for unemployment, workers’ compensation or other losses if our rates are not high enough to recover these costs.

•       Permanent placement—This is a service where we identify candidates on behalf of our customers, screen the candidates and assist in the recruitment efforts. If the customer hires the candidate, our billing is generally a percentage of first year compensation for the candidate placed. Billing is contingent upon filling the assigned position and we establish reserves for candidates placed with customers who do not stay through a guarantee period, typically three months.

The following table represents the fiscal year 2006 revenues derived from each of these services within our operating segments (in thousands):

	Staffing Services		Professional Services
	Amount	% Total	Amount	% Total
Temporary staffing	$1,231,301	85.5%	$440,170	89.3%
Managed services	187,268	13.0%	—	—
Permanent placement	21,817	1.5%	52,503	10.7%
Total	$1,440,386	100.0%	$492,673	100.0%

Within the services described above, the Staffing Services operating segment concentrates on temporary staffing and placement of individuals with administrative clerical and light industrial skill sets. Managed services are provided within the Staffing Services operating segment. The Professional Services operating segment concentrates on temporary staffing and placement of professional skill sets in the areas of information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. See Note 16, “Segment Information,” in the accompanying Consolidated Financial Statements for additional information regarding the revenues, profits and losses and total assets for both our Staffing Services and Professional Services operating segments for 2006, 2005 and 2004.

Location Structure

Our locations are company-owned, licensed or franchised. We believe that we can increase profitability and serve our customer base through a combination of these locations. For 2006, 87.3% of revenues were derived from company-owned locations, with the remaining derived from franchised and licensed locations.

The following table details the number of locations:

	Fiscal Years
	2006	2005	2004
Company-owned locations	486	478	532
Licensed locations	93	94	95
Franchised locations	81	87	86
Discontinued operations	—	—	3
Total	660	659	716
United States of America	624	627	681
Canada	36	32	32
Discontinued operations	—	—	3
Total	660	659	716

Company-Owned Locations

We operate both company-owned branch and customer on-premise locations. A branch location is designed to serve multiple customers in a geographic market, while the customer on-premise location is established at the customer’s location to serve only that customer. Future new or closed locations are driven by sales success creating the need for new company-owned branches and customer on-premise locations. In 2006, the number of our locations remained flat with the prior year, after a decrease from 2004, primarily as a result of the loss of a large managed service contract.

Licensed Locations

	Fiscal Years
	2006	2005	2004
Licensee revenues (in thousands)	$236,195	$256,411	$238,140
Licensee commissions as a % of gross profit	72%	70%	68%
Number of licensees	51	52	50
Number of licensee locations	93	94	95

We grant licenses, which give the licensee the right to establish a recruitment business utilizing our trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. We typically grant licensees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel within a designated geographic area. We provide licensees with our national, regional and cooperative local advertising. We also assist our licensees in obtaining business from our national accounts. License agreements are generally for an initial term of 10 years and are renewable for successive 5-year terms at our discretion. Our licensees operate in the Staffing Services operating segment.

Licensees operate within the framework of our policies and standards. We provide workers’ compensation, general liability, professional liability, fidelity bonding and state unemployment coverage for all temporary employees, including those placed from a licensed location. We bill all customers serviced by licensees in our name and collect the remittances as Spherion owns the client contract. Licensees use our computer systems.

In our licensee arrangements, we act as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the licensee acts as our agent providing certain sales and recruiting services. Sales by the licensed locations are included in our revenues and the direct costs of services (payroll for the temporary employees and related payroll taxes and employee benefits) are included in our cost of services. We are responsible for paying the wages of the temporary employees and all related payroll taxes, employee benefits and insurance. We share responsibilities in collecting accounts receivable. The licensee is responsible to reimburse us up to 100% of uncollected accounts receivable, but we bear the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollectible accounts.

The licensee is responsible for establishing its location and paying its related administrative and operating expenses, such as the rent, utilities and salaries of their sales and service staff. The licensee receives a commission from us, which averaged 72% of the licensed offices’ gross profit for the fiscal year ended December 31, 2006. Our Consolidated Statements of Earnings reflect the licensee commission as an operating expense, but do not include the rent, utilities and salaries of the licensee’s full-time office employees as these expenses are the responsibility of the licensee. Our Consolidated Balance Sheets include the accounts receivable, payroll liabilities for temporary employees and related employee benefit liabilities and the licensee commission payable. The only exception to this financial statement presentation is the circumstance when we are required to consolidate certain licensees. See Note 13, “Variable Interest Entities,” in the accompanying Consolidated Financial Statements for further discussion of these licensees.

From time to time, we may finance a portion of the purchase price of the license at market rates of interest or provide working capital loans to licensees. The outstanding principal balance of such notes receivable was $0.8 million as of December 31, 2006.

Franchised Locations

	Fiscal Years
	2006	2005	2004
Franchisee royalty revenues (in thousands)	$8,554	$8,976	$8,370
Royalty revenues as a % of franchisee sales	4%	4%	4%
Number of franchisees	17	23	22
Number of franchisee locations	81	87	86

We grant franchises, which give the franchisee the right to establish a recruitment business utilizing our trade names, service marks, advertising materials, sales programs, operating procedures, manuals and forms within a designated territory. We typically grant franchisees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel within a designated geographic area. We provide franchisees with our national, regional and local advertising. We also assist our licensees in obtaining business from our national accounts. Most franchise agreements are 10 years in length and renewable every 5 years thereafter. A number of franchisees are second-generation owners and most operate in more than one franchise territory.

Franchisees operate their businesses autonomously within the framework of our policies and standards and recruit, employ and pay their own full-time and temporary employees. Franchisees are responsible for all employment related taxes and workers’ compensation costs of their employees. Franchisees do not use our computer systems except to bill activity relating to national accounts. We receive royalty fees from each franchise based upon the franchisee’s revenues.

From time to time, we may finance a portion of the purchase price of the franchise at market rates of interest or provide working capital loans to franchisees. The outstanding principal balance of such notes receivable was $0.8 million as of December 31, 2006.

Acquisitions

We currently have no specific plan to undertake any significant acquisitions. However, from time to time we evaluate various acquisition opportunities and may acquire competitors to accelerate our growth.

We own 85% of our Canadian operation and have a put/call agreement with the minority interest shareholder, whereby the minority interest shareholder can put the remaining 15% interest in the business to us any time or we can call the remaining 15% interest any time after January 1, 2008.

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

The staffing industry is served by thousands of competitors with most having small, local operations. There are several very large national and international competitors who also directly compete with us. The local competitors are generally characterized as independent operators serving local marketplaces. The ability to fund working capital requirements is one of the key success factors for these competitors. Local competitors may also be more flexible in offering alternatives to their customers in either attracting candidates or in servicing the customer, but generally cannot service national customers due to a lack of systems or geographic coverage. We compete with local competitors in all of our jurisdictions generally when the customer is a local or retail customer, and we expect to continue to do so.

Many of the large national and international competitors are characterized by very broad geographic coverage, large and complex information systems that can handle numerous legal and regulatory requirements and substantial financial resources. We compete against these companies for the largest customers where the customer requires broad geographic coverage, competitive national pricing and typically consolidated reporting to assist it in better controlling costs. Since most national customers use a central procurement department, the industry has moved towards consolidated competitive bidding with pricing as one of the key selection criteria. This has led to intense price competition within the staffing and recruitment industry, particularly within the large account customer segment.

We believe that our customers primarily focus on the following key factors in selecting a service provider: location or geographic coverage, price and service delivery. Geographic coverage is important from the customer and candidate standpoint. Customers require that their providers be able to service most, if not all, of their locations. Location is important to the candidate because many candidates are unwilling to travel outside of their particular geographic market for a position. We have 660 locations in North America throughout the United States of America and Canada, and believe that our coverage is adequate in the markets we serve. However, our lack of international coverage could put us at a disadvantage compared to our larger competitors in obtaining new business from multinational customers. However, we do not believe our North American focus to be a significant disadvantage in competing for business in our targeted small and mid-sized customer segments. Service delivery is understanding the customers’ specific job requirements through consultative assessments, the ability to provide the right candidate for the right job and the ability to measure the quality of job performance. Factors in obtaining qualified candidates for employment assignments with customers include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours. No single customer accounted for 10 percent or more of our consolidated revenues in 2006.

Within the Staffing Services operating segment, some of our largest competitors are Adecco S.A., Manpower Inc. and Kelly Services, Inc. Within the Professional Services operating segment, we compete with Robert Half International Inc., MPS Group, Inc. and Kforce Inc., among others.

Trademarks

Through our subsidiaries, we maintain a number of trademarks, trade names and service marks in the United States of America and certain other countries. We believe that many of these marks and trade names, including SPHERION®, NORRELL®, ON-PREMISE® and THE MERGIS GROUPSM  are important to our business. In addition, we maintain other intangible property rights including registered trademarks on the following: EMERGING WORKFORCE® and SALESFIT®. Our trademark registrations in the United States of America for SPHERION®, NORRELL® and INTERIM® expire October 9, 2011, March 8, 2013 and April 6, 2013, but are renewable for ten-year successive terms.

Governmental Regulation

Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements and (iii) substantive limitations on its operations. Staffing firms are the legal employers of their temporary workers. Therefore, staffing firms are governed by laws regulating the employer/employee relationship such as wage and hour regulations, tax withholding and reporting, social security or retirement, anti-discrimination and workers’ compensation.

We also have operations in Canada. In this country, there are significant national, provincial or local regulations of staffing services. These laws may require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions, notice prior to termination and severance pay. In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries. We do not anticipate that these legal structures and requirements will have a material effect on our growth or prospects. However, any material change in national, provincial or local regulation of staffing services could have a material adverse effect on us.

Our sale of franchises and licenses is regulated by the Federal Trade Commission and by authorities in approximately 14 states and is subject to statutory requirements in certain Canadian provinces. Under these laws, we must deliver a uniform franchise offering circular or disclosure document (similar to a prospectus) to prospective franchisees and licensees. These and other state laws may also apply substantive standards that govern the relationship between franchisors and franchisees. In states where we are selling franchises or licenses, we have filed either the appropriate registration or obtained an exemption from registration. We do not anticipate that these requirements or other state laws will have a material effect on our ability to sell franchises or licenses or operate our business through franchised or licensed offices.

Employees

We estimate that we employed approximately 273,000 people in 2006. On average, approximately 51,000 billable personnel were assigned with our customers at any given time.

Seasonality and Cyclical Nature of Business

Seasonality—Our businesses are seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season. We typically experience a decrease in our first quarter revenues compared with fourth quarter revenues. The decrease in first quarter revenues compared with the preceding fourth quarters for 2006, 2005 and 2004 was 7%, 12%, and 0%, respectively. First quarter revenues in 2005 compared with the preceding fourth quarter decreased partially due to first quarter 2005 including thirteen weeks, whereas fourth quarter 2004 included fourteen weeks. First quarter revenues in 2004 compared with the preceding fourth quarter remained stable due to a higher volume of contract-based work in managed services and increased demand experienced from the economic recovery.

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
Roy G. Krause, 60.

President and Chief Executive Officer since October 2004; President and Chief Operating Officer from July 2003 to October 2004; Executive Vice President and Chief Financial Officer from October 1995 to July 2003.

William J. Grubbs, 48

Executive Vice President since February 2007. Senior Vice President and Chief Marketing and Corporate Development Officer from November 2005 to February 2007. From March 2002 to September 2005, Chief Operating Officer, Spring Group plc, a publicly held information technology and professional staffing and recruiting company based in the United Kingdom. From April 2001 to February 2002, CEO Spring Technology Staffing Services, a division of Spring Group plc. From October 2000 to March 2001, CEO Spring ASP, a division of Spring Group plc.

John D. Heins, 47

Senior Vice President and Chief Human Resources Officer since October 2006. From 1995 to 2006, Vice President—Human Resources and Administrative Services for JM Family Enterprises, a privately held $9 billion diversified automotive company.

Lisa G. Iglesias, 41	Senior Vice President, General Counsel and Secretary since August 2003; General Counsel, Vice President and Secretary from July 1999 to August 2003, Associate Counsel from August 1998 to July 1999.
Mark W. Smith, 44

Senior Vice President and Chief Financial Officer since July 2003; Vice President, Business Services from September 2002 to July 2003; Vice President, Business Services and Controller from August 2001 to September 2002; Vice President, Finance and Administration from June 2000 to August 2001; Vice President, Finance from June 1997 to June 2000.

Availability of Reports and Other Information

Our corporate website is http://www.spherion.com. We make available on this website or in print, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. Also available on our website, or in print to any shareholder that requests it, are Spherion’s Corporate Governance Principles, Code of Business Conduct and Ethics, as well as charters for the Audit Committee, Compensation Committee, Corporate Governance Committee, Executive Committee and Nominating Committee. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission’s website is not part of this Annual Report on Form 10-K.

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

We operate in highly competitive and fragmented markets in both of our operating segments. There are low barriers to entry by potential competitors at the local level. We face significant competition in the markets we serve and will continue to face significant competition in any geographic markets or industry sectors that we may enter. The majority of competitors are significantly smaller than we are. However, certain of our competitors are larger, have greater marketing, technical and financial resources, and have stronger brand name recognition than we have. As a result, some of our competitors may be in a better position to capitalize on new technologies and changes in customer requirements, and to devote more resources than we can to the development, promotion and sale of their service offerings. In some cases, our large competitors have lower operating expenses and as a result, we may face increased competitive pricing pressures and may not be able to obtain or retain our new or existing customers. Some of our competitors can provide broader geographic coverage than we can and this could limit our ability to service large customers who wish to consolidate services.

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

Any significant economic downturn could result in less demand from customers and lower revenues.

Because demand for personnel services and recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. Additionally, an economic downturn could result in higher unemployment claims and costs in future periods. Also, as businesses reduce their hiring of permanent employees, revenues from our recruitment services is adversely affected. As a result, any significant economic downturn could have a material adverse effect on our business, financial condition or results of operations.

A loss of customers may result in a material impact on the results of our operations.

We may experience a reduction in business from a significant customer or a number of customers, or we may lose such customers. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future. Our customers may experience a deterioration in their current financial condition or future prospects, or may experience a bankruptcy. We are also at a risk of losses from uncollectible account receivables if our customers’ financial positions deteriorate. A significant reduction in demand from our customers may result in an adverse impact on our business and results of operations in future periods.

We may not achieve the intended effects of our business strategy.

Our business strategy is based on profitable growth in North America. We have implemented steps to continue increasing our growth rates by concentrating in local markets with small and mid-sized customers through relationship selling, focusing on key large accounts with profitable margins, targeting new accounts by providing integrated services, and continuing to improve operating leverage by reducing corporate and field overhead. We also plan to grow within our Professional Services segment by providing more services to existing staffing group segment customers. If we are not successful in achieving these objectives with our customers, our revenues, costs and overall profitability could be negatively affected. If we are unable to execute our business strategy effectively, our productivity and cost competitiveness could be negatively affected.

Our contracts contain termination provisions and pricing risks that could decrease our revenues, profitability and cash flow.

Some of our customer contracts permit termination in the event our performance is not consistent with service levels specified in those contracts. Our customers’ ability to terminate contracts, as well as having many short-term contracts, creates uncertain revenue streams. Some of our contracts contain pricing provisions that allow customers to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee. Some of our contracts provide for credits to our customers if we fail to achieve specific contract standards. Some of our contracts contain re-pricing provisions that can result in reductions of our fees for performing our services. Many of our contracts provide for a billing at a set mark-up above the temporary employees pay rate. In estimating these mark-ups we use our best estimates of expected costs for unemployment, workers’ compensation or other costs. If actual costs for these items exceed our estimates, we typically cannot recover these retroactively from customers. Additionally, the actual development of workers’ compensation claims can take many years after the accident or injury develops; such development, if adverse could negatively impact the Company.

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

The disposition of businesses previously sold may create contractual liabilities associated with indemnifications provided.

We have disposed of several business units over the past five years. The disposition of these businesses usually requires that we indemnify the purchaser for liabilities that arose prior to the disposition date. These liabilities are typically related to audits of tax liabilities by local authorities and other pre-existing liabilities such as lease obligations. Additionally, in the contracts we make a number of representations and warranties and from time to time claims are made against us related to these items. During 2006, we recorded $3.3 million as part of discontinued operations for these matters. The fair value of these indemnifications are recorded at the time of the sale. Subsequently if any liabilities become known and are both probable and reasonably estimable, they are recorded as an expense. For some of the dispositions, we have or may have future claims which are not yet probable and reasonably estimable and have not been recorded as an expense. Future earnings from discontinued operations could be materially adversely affected if we are not successful in defending our positions with the purchasers of these discontinued operations. Additionally, if we are required to make cash payments for any of these liabilities, our financial condition could be materially adversely affected.

We may experience business interruptions that could have an adverse affect on our operations.

We could be negatively affected by natural disasters (many of our processing functions are located in a hurricane-prone area), fire, power loss, telecommunications failures, hardware or software malfunctions and break-downs, computer viruses or similar events. Although we have disaster recovery plans in place, we may not be able to adequately execute these plans in a timely fashion. If our critical information systems fail or are otherwise unavailable, this could temporarily impact our ability to pay employees, bill customers, service customers, maintain billing and payroll records reliably and pay taxes, which could adversely affect our revenues, operating expenses, and financial condition. A prolonged outage could seriously impact our ability to service customers or hire temporary workers and could seriously threaten the organization.

Regulatory challenges to our tax filing positions could result in additional taxes.

We file tax returns with various governmental entities within the United States and Canada. The filings include returns with the Federal government, the states and numerous cities, counties and municipalities. Additionally, we have a limited number of filings with foreign governments related to the final wind down of our international operations. When we prepare these tax filings, we are required to follow numerous and complex legal and technical requirements where interpretation of rules and regulations is required. We believe that we have appropriately filed our tax returns and properly reported taxable transactions, but the final tax amounts are subject to regulatory audit and interpretation. We believe we have established adequate reserves with respect to any tax liabilities that may arise in relation to these transactions should our position be successfully challenged by tax authorities, however, an unfavorable settlement could result in higher payments and additional charges to income above the amounts reserved.

We may lose key personnel, and therefore, our business may suffer.

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

The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2006, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $11.41 to a low of $6.76. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

In conducting our business, we are required to pay a number of payroll and related expenses, including unemployment taxes, workers’ compensation and medical insurance for our personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers’ compensation costs may increase in the future if states have raised benefit levels and liberalized allowable claims. Attempts to increase revenue from light industrial customers may expose us to increased workers’ compensation claims and higher costs. Future earnings could be adversely affected if we are not able to increase the fees charged to customers to offset increased costs related to unemployment insurance or workers’ compensation benefits.

We are subject to business risks associated with operations in Canada, which could make this operation significantly more costly.

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

•       errors and omissions by the personnel we place, particularly for the acts of temporary professionals (e.g., accountants, attorneys, engineers and information technology consultants);

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

We retain a portion of the risk under our workers’ compensation, general liability, professional liability and employment practices liability insurance programs, and health insurance benefits programs. Changes in the estimates of these accruals are charged or credited to earnings in the period determined, and therefore a large fluctuation in any given quarter could materially adversely affect earnings in that period.

We are dependent upon availability of qualified personnel, and may not be able to attract and retain sufficient numbers of qualified personnel necessary to succeed.

We depend upon our ability to attract qualified personnel who possess the skills and experience necessary to meet the staffing requirements of our customers or to successfully bid for new customer projects. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills currently exists. We could have difficulty attracting and retaining sufficient numbers of qualified personnel necessary for our business to succeed.

Managing or integrating any future acquisitions may strain our resources.

In the future, we may acquire other businesses to expand our service offerings, broaden our customer base or expand our geographic presence. Acquisitions involve a number of additional risks, including the diversion of management’s attention from our existing operations, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate indemnifications, the potential impairment of acquired intangible assets and the ability to successfully integrate the business. We could experience financial or other setbacks if any of the businesses that we acquire have liabilities or problems of which we are not aware. Further, we cannot assure you that any future acquired businesses will generate anticipated revenues or earnings. As a result, the anticipated benefits from future acquisitions may not be achieved.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year ended December 31, 2006. As a result, no issues remain unresolved.

Item 2.                        PROPERTIES

Our corporate headquarters are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida, in a 125,000 square-foot building owned by us. In addition, we lease approximately 70,000 square feet in Alpharetta, Georgia for operating functions. All other field locations operate in space held primarily under three to five year leases providing fixed monthly rentals. Our corporate headquarters and our field locations are used by both our Staffing Services and our Professional Services operating segments. We believe that our facilities are adequate for our needs.

Item 3.                        LEGAL PROCEEDINGS

In the ordinary course of our business, we are or may be threatened with or named as a defendant in various lawsuits. We maintain insurance in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. The principal risks that we insure against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions and fidelity losses. Our management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Our common stock is traded on The New York Stock Exchange under the symbol “SFN.” The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on The New York Stock Exchange:

2006	High	Low
First Quarter	$11.41	$8.94
Second Quarter	10.94	7.81
Third Quarter	9.13	6.80
Fourth Quarter	7.90	6.76

2005	High	Low
First Quarter	$8.41	$7.21
Second Quarter	7.66	5.00
Third Quarter	8.23	6.40
Fourth Quarter	10.53	6.62

On January 26, 2007, there were approximately 2,258 holders of record of our common stock.

We did not pay cash dividends in 2006 and 2005, and do not intend to pay cash dividends in the foreseeable future. Our U.S. revolving line of credit provides for certain covenants which restrict our ability to pay cash dividends in the event of default or under certain circumstances.

The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

On February 20, 2007, the Board of Directors authorized the Company to repurchase shares of its common stock as needed to mitigate the dilutive impact of shares issued under our various employee benefit plans. The repurchases are limited to a maximum of 50,000 shares of common stock per week.

Performance Graph

The following graph sets forth the cumulative total stockholder return on our Common Stock, the cumulative total return of the NYSE composite index and the cumulative total return of our Peer Group Index (the “Peer Group Index”), each for the period beginning December 31, 2002 and ending December 31, 2006. The total cumulative return on investment (change in stock price plus reinvested dividends, if any) for us, the NYSE composite index and the Peer Group Index assumes that a $100 investment was made on December 31, 2001. We have not declared any dividends in the period represented in this performance graph.

The Peer Group Index is comprised of the following publicly traded companies: Adecco S.A.; Kelly Services, Inc.; Manpower Inc.; MPS Group, Inc.; and Robert Half International Inc.

The data for this performance graph was compiled for us by Standard and Poor’s. The stock price performance shown on this graph is not necessarily indicative of future price performance of our Common Stock.

Comparison of Cumulative Five Year Total Return

	Fiscal Years
	2001	2002	2003	2004	2005	2006
Spherion Corporation	$100.00	$61.67	$101.22	$85.63	$102.04	$75.74
NYSE Composite Index	100.00	78.89	101.27	115.36	123.38	145.41
Peer Group	100.00	72.29	112.67	111.46	115.34	152.89

Item 6.                        SELECTED FINANCIAL DATA

The following table summarizes selected financial information for each of the most recent five fiscal years and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. We sold our court reporting business and staffing operations in the United Kingdom, the Asia/Pacific region and The Netherlands during 2004. The remaining business unit, the call center outsourcing business, is comprised of four call centers, of which three were sold in 2005 and the remaining call center was retained in the first quarter of 2006. As a result of our decision to retain this call center, all financial activity related to this call center has been reclassified from discontinued operations to continuing operations within the Staffing Services for all periods presented.

	Fiscal Years
	(in thousands, except per share data and operating locations)
	2006(1)	2005	2004(2)	2003(3)	2002(4)
Statement of Operation Data:
Revenues	$1,933,059	$1,980,574	$2,039,861	$1,733,761	$1,771,119
Gross profit	454,908	435,784	425,948	388,128	419,453
Earnings (loss) from continuing operations	22,589	20,213	14,774	(1,585)	(219,172)
Net earnings (loss)	54,682	12,029	35,829	(13,913)	(903,272)
Earnings (loss) per share—Basic:
Earnings (loss) from continuing operations	$0.39	$0.33	$0.24	$(0.03)	$(3.69)
Net earnings (loss) per share	0.96	0.20	0.59	(0.23)	(15.20)
Earnings (loss) per share—Diluted:
Earnings (loss) from continuing operations	$0.39	$0.33	$0.24	$(0.03)	$(3.69)
Net earnings (loss) per share	0.95	0.20	0.57	(0.23)	(15.20)
Weighted Average Shares:
Basic	57,212	60,938	61,036	59,951	59,417
Diluted	57,784	61,430	62,313	59,951	59,417
Additional Data (end of period):
Total assets	$693,387	$742,644	$830,266	$864,834	$863,695
Long-term debt, net of current portion	$2,377	$3,735	$4,766	$98,073	$105,250
Working capital	$207,269	$129,893	$119,832	$225,489	$280,583
Operating locations	660	659	716	811	822

(1)          The 2006 results included net earnings from discontinued operations of $32.1 million.

(2)          The 2004 fiscal year contains 53 weeks. All other years contain 52 weeks. The 2004 results included pre-tax restructuring and other charges of $8.4 million and earnings from discontinued operations of $21.1 million.

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

•       New Accounting Pronouncements

•       Inflation

•       Seasonality and Cyclical Nature of Business

•       Forward-Looking Statements-Safe Harbor

Company Overview

Spherion Corporation provides temporary staffing services, managed services and permanent placement services. Founded in 1946, we are headquartered in Fort Lauderdale, Florida, and has a network of 660 locations within North America. Our locations are company-owned, licensed or franchised. As of December 31, 2006, we had 486 company-owned locations, 93 licensed locations and 81 franchised locations.

The Company is organized around two operating segments—Staffing Services and Professional Services. The Staffing Services segment provides temporary staffing, managed services and permanent placement of employees with primarily clerical and light industrial skills. The Professional Services segment provides temporary staffing and permanent placement of employees with professional-level skill sets, such as information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. See the Operations Overview section of Part I of this Annual Report on Form 10-K for a further description of our operating segments.

Executive Summary

The following is a brief summary of our primary 2006 objectives and accomplishments:

•       Achieving growth by expanding the depth and breadth of our services with existing accounts. Overall revenue decreased 2.4% during 2006 compared with the prior year but was higher in the third and fourth quarters than in the prior year. A decrease due to the intentional exit in 2005 of certain staffing clients who did not meet minimum profitability thresholds and the loss of a large contract at the start of the second quarter of 2005 affected year over year comparisons. Demand for permanent placement services remained strong with growth of 13.2% compared with the prior year. Revenues from small to mid-sized accounts (customers that do business with Spherion of $5 million or less,

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

annually) grew 10.9% year over year in Staffing Services and 15.3% in Professional Services. We continue to focus on providing additional services to existing accounts, particularly for higher value professional and recruitment outsourcing business.

•       Targeting new accounts by providing integrated services. During 2006, we continued to acquire new small to mid-sized accounts. The targeted small to mid-sized customer segment comprised 54.0% of our revenue for the twelve months ended December 31, 2006, and grew 12.1% for the twelve months ended December 31, 2006. This customer segment made up 47.0% of total revenue in 2005.

•       Continuing to improve operating leverage. Overall, gross profit margin was 23.5%, an increase of 150 basis points compared with the prior year. The increase in gross profit margin is primarily due to (i) the decision in 2005 to reduce certain low priced business, (ii) a shift in product mix from Staffing Services to Professional Services (Professional Services now comprises 25.5% of total revenue in 2006 compared with 22.7% in 2005), (iii) a higher proportion of permanent placement revenue (3.8% of our 2006 revenue, an increase of 50 basis points from the prior year) and (iv) lower employee benefit costs, including workers’ compensation costs. Earnings from continuing operations as a percentage of revenue was 1.8%, an increase of 30 basis points compared with the prior year. The improvements in gross profit were partially offset by increases in selling, general and administrative expenses of $18.4 million from the prior year primarily due to higher costs associated with additional recruiter and sales headcount, stock option expense, and litigation related accruals.

In 2007 we plan to focus on three key operating objectives:

•       First, continue to grow small and mid-sized account segment:

-          Continue to emphasize addition of new accounts;

-          Expand services at existing accounts, particularly Professional Services;

-          Maintain premium pricing and margin compared with market; and

-          Continue stabilization trend within large accounts.

•       Second, emphasize higher margin services:

-          Invest in Professional Services segment to increase recruiter and sales staff;

-          Exploit market-leading recruitment outsourcing services; and

-          Continue to shift overall company revenue mix toward higher margin services.

•       Third, continue improving operating leverage:

-          Tightly control selling, general and administrative expenses, by limiting growth in selling, general and administrative expenses to our growth in gross profit;

-          Reduce capital spending to less than half of the prior year level while we maximize the return from prior years’ investments in systems and infrastructure; and

-          Hold Days Sales Outstanding (DSO, a measure of how quickly accounts receivable are collected) stable after a four-day reduction in 2006.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

Operating Results

Consolidated Operating Results

Fiscal 2006 compared with 2005

•       Revenue in 2006 was $1.93 billion, down 2.4%.

-          The intentional exit in 2005 of lower margin staffing clients, the loss of a large contract in early 2005 and some decreases in large national accounts reduced revenues.

-          Small to mid-sized accounts grew 12.1% in 2006 and reached 54.9% of total revenues in the fourth quarter. Professional Service revenues increased 9.4% and overall permanent placement grew 13.2%.

-          United States of America temporary employment increased 2.6% in 2006 as estimated by the Bureau of Labor Statistics. Revenue gains with targeted customers were more than offset by the noted exits and losses, as such, the Company did not keep pace with the overall market.

•       Gross profit in 2006 was $454.9 million, up 4.4% despite a 2.4% revenue decrease. Gross profit margin increased to 23.5% in 2006 compared with 22.0% last year. Gross profit margins increased due to:

-          An increase in higher margin services including professional staffing, permanent placement and recruitment outsourcing services in 2006 (80 basis points).

-          Better temporary staffing pay/bill spreads due to the increase in small to mid-sized accounts (20 basis points).

-          Lower employee benefit costs, including workers’ compensation costs (50 basis points).

•       Selling, general and administrative expenses were $422.8 million, up 4.5%; as a percentage of revenues these costs were 21.9%, up from 20.4%. Costs as a percentage of revenues were impacted as follows:

-          Within Staffing Services, we allowed personnel costs to grow in order to accelerate the growth of small to mid-sized accounts and to stabilize our large accounts. We also had higher costs for billable recruiters and staff to service increased recruitment outsourcing revenues.

-          For Professional Services, expenses increased due to the hiring and training of new sales staff along with higher commissions due to increased permanent placement revenues.

-          New accounting regulations required expensing of stock options of $3.5 million.

•       Net interest income was $2.1 million, an increase of 141.1% from the prior year due primarily to the retirement of convertible notes in October 2005 and higher cash balances in 2006.

•       Restructuring and other charges (credits) were $(0.2) million in 2006 versus $1.8 million in 2005. The charge in 2005 was largely related to staff reductions associated with a contract loss.

•       Our effective tax rate from continuing operations was 34.3% and increased moderately from the prior year rate of 33.6%. State and local taxes increased and there is only a partial benefit for 2006 stock option expense; these increases were largely offset by higher employment tax credits as well as the recognition of previously unbenefited tax loss carry forwards.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

•       Earnings from continuing operations were $0.39 per share for 2006 compared with $0.33 in the prior year. Earnings from continuing operations were impacted by stock option expense for the 2006 period in the amount of $3.2 million, net of tax, or $0.05 per share.

•       Discontinued operations had a pre-tax loss of $2.0 million in 2006 as a result of the resolution of certain purchaser claims for previously sold operations in the Asia/Pacific region. Discontinued operations had net earnings of $32.1 million, which includes a tax benefit of $30.9 million related to the resolution of certain international tax matters.

•       DSO decreased to 50 days at the end of 2006 compared with 54 days at the end of 2005.

Fiscal 2005 compared with 2004

•       Revenue in 2005 was $1.98 billion, down 2.9% or 1.7% after considering the impact of the 53rd week in 2004.

-          The loss of a large contract and intentional exit of lower margin staffing clients affected year over year comparisons.

-          Permanent placement services grew 18.2%.

-          Temporary staffing revenue grew 2.1%, which was slower than the Bureau of Labor Statistics estimated 6.6% increase in the number of temporary employees compared with 2004 due to the noted customer losses.

•       Gross profit was $435.8 million, up 2.3% from 2004 despite lower revenues. Gross profit margin increased to 22.0% in 2005 compared with 20.9% in 2004. Gross profit margins increased due to:

-          Lower workers’ compensation costs due to improvements in prior year loss estimates (20 basis points) and lower costs for current year losses (20 basis points).

-          Higher temporary staffing pay/bill spreads within Staffing Services (40 basis points).

-          Lower employee benefits (15 basis points).

-          A shift in revenue mix toward permanent placement services (15 basis points).

•       Selling, general and administrative expenses were $404.5 million, up 0.7% from 2004. As a percentage of revenues, these costs were 20.4% and 19.7% in 2005 and 2004 and increased due to:

-          Higher recruiter headcount and costs in the Professional Services segment and higher advertising expense.

-          Partially offsetting cost increases were lower unallocated corporate costs of $6.8 million, due primarily to the completion of the implementation of our enterprise-wide information system late in 2004.

•       Net interest income was $0.9 million compared with net interest expense of $1.9 million in 2004. The change was due to the retirement of convertible notes in October 2005 and August 2004 and the increase in cash throughout 2005.

•       Restructuring and other charges decreased by $6.6 million to $1.8 million in 2005 versus $8.4 million in 2004. The 2004 costs include the termination of the employment contract of our former chief executive officer.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

•       Our effective tax rate from continuing operations was 33.6% and was lower than the U.S. Federal Statutory tax rate of 35.0% due primarily to (i) the impact of work opportunity and other employment tax credits, (ii) the recognition of previously unrecognized net operating loss benefits and (iii) the reduction of state tax reserves due to the favorable resolution of several state income tax audits. For 2004, there was a tax benefit of $2.6 million on pre-tax income of $12.2 million or an effective rate of 21.2% as adjustments to state and local tax reserves and employment tax credits more than offset taxes payable on current year income.

•       Discontinued operations incurred pre-tax losses of $13.1 million in 2005, which includes losses primarily from call center operations of $5.9 million and an estimated loss on sale of $5.7 million related primarily to indemnifications and other matters associated with the previously sold United Kingdom and Asia/Pacific staffing operations. Discontinued operations resulted in a loss of $0.13 per share compared with earnings of $0.34 per share in the 2004 period which included the favorable resolution of an international tax matter in the amount of $25.3 million.

•       DSO decreased to 54 days at the end of 2005 compared with 60 days at the end of 2004.

Discontinued Operations

For the fiscal years ended December 31, 2006, January 1, 2006 and December 31, 2004, discontinued operations through the dates of their disposition, as applicable, had pre-tax operating losses of $2.0 million, $7.4 million and $9.9 million, respectively.

See Note 15, “Discontinued Operations,” in the accompanying Consolidated Financial Statements for further discussion.

Restructuring and Other Charges

The following is a summary of restructuring activities (in thousands):

	Fiscal Years
	2006	2005	2004
Staffing Services	$363	$1,840	$543
Professional Services	106	49	1,537
Corporate	899	341	1,351
Reversal of over accrual	(582)	(175)	(672)
Restructuring	786	2,055	2,759
Other charges (credits)	(963)	(292)	5,636
Total restructuring and other charges (credits)	$(177)	$1,763	$8,395

See Note 14, “Restructuring and Other Charges,” in the accompanying notes to the Consolidated Financial Statements for further discussion.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and restructuring and other charges. All material intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

segment information below and are presented as discontinued operations in the Consolidated Statements of Earnings.

During the first quarter of 2006, we decided to retain the remaining call center that was held for sale and have reclassified all financial activity related to this center from discontinued operations to continuing operations in the Staffing Services segment for all periods presented. This call center contributed revenues of $11.1 million, $8.9 million and $7.1 million for 2006, 2005 and 2004, respectively, and segment operating profit (loss) of $1.1 million, $0.9 million and $(0.4) million, respectively. See Note 15, “Discontinued Operations,” in the accompanying notes to the Consolidated Financial Statements for further discussion.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes and discontinued operations for the periods indicated were as follows (in thousands):

	Fiscal Years
	2006		2005		2004
		% of Total		% of Total		% of Total
Revenue:
Staffing Services	$1,440,386	74.5%	$1,530,395	77.3%	$1,630,279	79.9%
Professional Services	492,673	25.5%	450,179	22.7%	409,582	20.1%
Total	$1,933,059	100.0%	$1,980,574	100.0%	$2,039,861	100.0%

		% of Revenues		% of Revenues		% of Revenues
Gross Profit:
Staffing Services	$293,366	20.4%	$292,641	19.1%	$297,484	18.2%
Professional Services	161,542	32.8%	143,143	31.8%	128,464	31.4%
Total	$454,908	23.5%	$435,784	22.0%	$425,948	20.9%
Segment Operating Profit:
Staffing Services	$24,565	1.7%	$26,342	1.7%	$24,792	1.5%
Professional Services	23,279	4.7%	19,236	4.3%	19,769	4.8%
Total	47,844	2.5%	45,578	2.3%	44,561	2.2%
Unallocated corporate costs	(15,541)		(13,832)		(20,637)
Amortization expense	(201)		(416)		(543)
Interest expense	(1,965)		(3,205)		(5,766)
Interest income	4,055		4,072		3,815
Restructuring, impairment and other	177		(1,763)		(9,236)
Earnings from continuing operations before income taxes and discontinued operations	$34,369		$30,434		$12,194

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

Segment Operating Results

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Fiscal Years
	2006		2005		2004
		% of Total		% of Total		% of Total
Revenue by Skill*:
Clerical	$908,070	63.0%	$944,432	61.7%	$1,029,797	63.2%
Light industrial	532,316	37.0%	585,963	38.3%	600,482	36.8%
Segment revenue	$1,440,386	100.0%	$1,530,395	100.0%	$1,630,279	100.0%
Revenue by Service:
Temporary staffing	$1,231,301	85.5%	$1,312,515	85.7%	$1,310,755	80.4%
Managed services*	187,268	13.0%	200,141	13.1%	304,773	18.7%
Permanent placement	21,817	1.5%	17,739	1.2%	14,751	0.9%
Segment revenue	$1,440,386	100.0%	$1,530,395	100.0%	$1,630,279	100.0%
Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary staffing	17.3%		16.8%		15.7%
Managed services	31.5%		27.3%		25.2%
Permanent placement	100.0%		100.0%		100.0%
Total Staffing Services	20.4%		19.1%		18.2%

*                    Managed services revenue and revenue by skill for 2005 and 2004 have not been adjusted for the movement of certain managed services contracts within Staffing Services during the second quarter of 2005 to temporary staffing within Professional Services. The impact of the movement of these customers was $4.0 million and $14.1 million in 2006 and 2005, respectively. Management responsibility for these contracts moved to Professional Services.

Fiscal 2006 Compared with 2005

Revenues—Staffing Services revenue decreased 5.9% to $1.44 billion in 2006 from $1.53 billion in the prior year. The decrease is primarily due to the loss or intentional exit of business for customers that did not meet minimum profitability thresholds, decreases at certain large accounts and the loss of a large managed services contract at the start of the second quarter of 2005. Partially offsetting these decreases was the 10.9% growth in our targeted small to mid-sized customers and growth in our recruitment outsourcing business.

•       By skill—Clerical revenue decreased 3.9% and light industrial revenue decreased 9.2% from prior year levels. The decrease in clerical revenue was primarily due to the loss of a large account at the beginning of the second quarter of 2005 partially offset by revenue growth from small to mid-sized accounts. Both clerical revenue and light industrial revenue were impacted by a decrease in revenue from large accounts in the technology, medical and telecommunications industries combined with new accounts starting-up at a slower pace than business that was exited or lost in 2005.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

•       By service—Temporary staffing revenues decreased 6.2% compared with the prior year due to a decrease in revenue from large accounts and the loss of business which did not meet profitability thresholds as described above. Managed services revenue decreased 6.4% from prior year levels due to the loss in 2005 of one large managed service customer and the movement of $4.0 million in revenue for locally based technology services contracts from this operating segment to our Professional Services segment, partially offset by an 88.1% increase in recruitment outsourcing. Permanent placement revenues increased 23.0% over the prior year due to the addition of recruiters, particularly in Canada.

Gross Profit—Gross profit of $293.4 million in the current year increased from $292.6 million in the prior year in spite of the decrease in revenue. The overall gross profit margin was 20.4% in 2006 compared with 19.1% in the prior year. The increase of 130 basis points in the overall gross profit margin was primarily due to growth of permanent placement and recruitment outsourcing services (60 basis points), lower payroll taxes and employee benefit costs, including workers’ compensation and paid time off (60 basis points) and improved pay/bill spreads (10 basis points).

Segment Operating Profit—Staffing Services segment operating profit was $24.6 million compared with $26.3 million in the prior year. The decrease from prior year was due to higher operating expenses of $2.5 million on a slight increase in gross profit dollars. The increased operating expenses were primarily from higher costs associated with an increase in sales staff trained to increase small to mid-sized revenue, stock option expense, higher commissions due to increased permanent placement revenues and an increase in litigation costs. Operating expenses as a percentage of revenue increased to 18.7% compared with 17.4% in the prior year as our revenue growth did not meet our internal goals. During the fourth quarter we undertook actions to reduce spending in the Staffing Services group.

Outlook—Our major focus in 2007 will be profitable revenue growth and increasing our operational effectiveness. We are continuing to focus our resources on small and mid-sized customers where pricing tends to be more favorable and where our sales efforts have shown the most success. In our larger account base we will continue our focus on stabilizing revenues. The market for recruitment outsourcing opportunities appears to be good and we continue to win new business. We are taking steps to improve our efficiency in both the field and administration to reduce our expense structure. Despite these efforts, there is no assurance that revenues or segment operating profit will grow in 2007.

Our workers’ compensation expense has decreased as a percentage of revenues over each of the past three years. This is due to a combination of declines in light industrial staffing, higher management control, legislative changes in some states which have lowered our costs and estimation of lower losses based on actuarial studies. Our workers’ compensation expense for these periods includes actuarial estimates for current year losses as well as favorable adjustments to estimates for prior year losses. While the amount of favorable adjustments for prior year losses has not varied significantly from 2005 to 2006, it is not likely that these adjustments will continue at the same level in 2007. The amount of prior year loss adjustments included in income for 2006 was $8.1 million.

Fiscal 2005 Compared with 2004

Revenues—Staffing Services revenue decreased 6.1% to $1.53 billion in 2005 from $1.63 billion in 2004, or 5.0% after considering the impact of the 53rd week in 2004. Revenue decreases are primarily due to a decrease in managed services of $104.6 million, which includes the loss of one large managed service customer and several smaller contracts primarily as the result of the intentional exit of certain staffing clients that did not meet minimum profitability thresholds, lower outplacement revenues due to a slowdown in corporate downsizing trends, the movement of $14.1 million in revenue for locally based

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

technology services contracts from this segment to our Professional Services segment. In this segment, revenues from our largest customers decreased while revenues from our small to mid-sized customers increased due to our focus in targeted growth with small and mid-sized customers. Customers in the telecommunications, IT, manufacturing, media and pharmaceutical industries represented our largest revenue decrease. This decrease was partially offset by higher growth in the transportation, service, retail and food services industries.

•       By skill—Clerical revenue decreased 8.3% and light industrial revenue decreased 2.4% from prior year levels. The decrease in clerical revenues was primarily due to decreases in managed services as discussed below.

•       By service—Managed services revenue decreased 34.3% from prior year levels due to the loss of one large managed service customer and several smaller contracts, lower outplacement revenues due to a slowdown in corporate downsizing trends and, the movement of $14.1 million in revenue for locally based technology services contracts from this segment to our Professional Services segment. Permanent placement revenues increased 20.3% over the prior year due to the addition of recruiters. Temporary staffing revenue improved slightly over the prior year despite the impact of the extra week in 2004. During 2005 we focused on pricing discipline and our growth may have been somewhat limited from potential and some existing customers that did not meet minimum pricing thresholds.

Gross Profit—Gross profit decreased 1.6% to $292.6 million from $297.5 million in the prior year. The overall gross profit margin was 19.1% in 2005 compared with 18.2% in the prior year, or an increase of 90 basis points. The increase in the gross profit margin was primarily due to (i) improved pay/bill spreads and recruitment processing outsourcing growth (80 basis points) and (ii) a decrease in employee benefit costs (60 basis points), particularly workers’ compensation due to improvements in prior year loss estimates, improved safety programs, and favorable law changes. These increases were partially offset by a shift in service mix away from the managed services (30 basis points) and higher state unemployment taxes (20 basis points).

Segment Operating Profit—Staffing Services segment operating profit was $26.3 million compared with $24.8 million in 2004. The increase from prior year was due to lower operating expenses of $6.4 million offset by lower gross profits of $4.8 million. Operating expenses decreased 2.3% compared with 2004. Decreases in operating expenses were primarily associated with cost reductions made due to the managed services customer loss and lower outplacement activity. Operating expenses as a percentage of revenue increased to 17.4% compared with 16.7% in the prior year primarily due to revenue volume decreases at a higher rate than cost reductions.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Fiscal Years
	2006		2005		2004
		% of Total		% of Total		% of Total
Revenue by Skill*:
Information Technology	$320,389	65.0%	$288,309	64.1%	$267,108	65.2%
Finance & Accounting	104,225	21.2%	105,001	23.3%	94,190	23.0%
Other	68,059	13.8%	56,869	12.6%	48,284	11.8%
Segment Revenues	$492,673	100.0%	$450,179	100.0%	$409,582	100.0%
Revenue by Service:
Temporary Staffing*	$440,170	89.3%	$402,286	89.4%	$368,788	90.0%
Permanent Placement	52,503	10.7%	47,893	10.6%	40,794	10.0%
Segment Revenues	$492,673	100.0%	$450,179	100.0%	$409,582	100.0%
Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	24.8%		23.7%		23.8%
Permanent Placement	100.0%		100.0%		100.0%
Total Professional Services	32.8%		31.8%		31.4%

*                    Temporary staffing revenue and revenue by skill for 2005 and 2004 have not been adjusted for the movement of certain managed services contracts during the second quarter of 2005 from within Staffing Services to Professional Services. The impact of the movement of these customers was $4.0 million and $14.1 million in 2006 and 2005, respectively. Management responsibility for these contracts moved to Professional Services.

Fiscal 2006 Compared with 2005

Revenues—Professional Services revenue increased 9.4% to $492.7 million in 2006 from $450.2 million in the prior year as customer demand continued to be strong in 2006. Revenue also increased as a result of continued investments made in 2005 in additional sales and recruiting staff. Most of the increase, $37.9 million, was in temporary staffing revenues and included $4.0 million due to the movement of revenue for locally based managed services contracts from our Staffing Services segment to this operating segment.

•       By skill—IT increased 11.1% from the prior year due to increased permanent placement and temporary staffing services and the movement of $4.0 million of locally based technology services contracts from the Staffing Services segment. Revenues from finance and accounting decreased about 1.0% compared with the prior year. Revenues from other skills increased primarily due to increased demand in the human resources, legal and engineering sectors.

•       By service—Temporary staffing increased 9.4% primarily due to continued demand for IT personnel, and the movement of $4.0 million of locally based technology services contracts from Staffing Services. Permanent placement revenue increased 9.6% to meet demand for IT skills combined with the 2005 increases in recruiter headcount.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

Gross Profit—Professional Services gross profit increased 12.9% to $161.5 million from $143.1 million in the prior year. Gross profit margin was 32.8% in 2006 compared with 31.8% in the prior year. This 100 basis point increase in gross profit margin was primarily due to higher temporary staffing pay/bill spreads (70 basis points) and lower employee benefit costs, including workers’ compensation costs (40 basis points). These increases were partially offset by higher state unemployment taxes (10 basis points).

Segment Operating Profit—Professional Services segment operating profit was $23.3 million compared with $19.2 million in the prior year. The increase in operating profit was the result of the increase in gross profits of $18.4 million partially offset by higher operating expenses of $14.4 million. Operating expenses as a percentage of revenues increased to 28.1% from 27.5% in the prior year. The increase in operating expenses was primarily due to increased commissions and incentive compensation as a result of higher volume and earnings, the hiring and training of new sales staff and recruiters, increased candidate advertising expense and higher bad debt expense. The new sales staff and recruiters are expected to become fully productive by the first quarter of 2007.

Outlook—Over the past two years, we have made substantial investments by adding recruiters to capitalize on opportunities in the marketplace and drive revenue and gross profit growth. Many of the new recruiters require training and development for a period of months before they can produce sufficient revenues. If the recruiters do not become productive in a reasonable time period, they are typically replaced and the training and development period begins again. Consequently, we expect new recruiters may not reach targeted productivity for several months and costs may be higher if we are not successful in hiring, training and retaining productive recruiters. Growth in IT for 2007 is expected to continue, however, it will largely depend on our ability to continue penetrating existing client relationships and customer project related spending. There is no assurance that revenues or segment operating profit for the Professional Services segment will continue to grow at the same pace.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

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

Unallocated corporate costs

2006 compared with 2005—Unallocated corporate costs were $15.5 million and $13.8 million in 2006 and 2005, respectively. Unallocated corporate costs in 2005 benefited by $0.8 million from the favorable resolution of litigation matters.

2005 compared with 2004—Unallocated corporate costs decreased $6.8 million to $13.8 million. The decrease is primarily due to lower costs as a result of the impact of our enterprise-wide information system which was completed during 2004.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2006, we had total cash resources available of $54.6 million (an increase of $24.5 million from January 1, 2006). Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Fiscal Years
	2006	2005	2004
Cash Provided By (Used In):
Operating activities	$46,085	$72,285	$6,077
Investing activities	7,959	18,740	33,997
Financing activities	(29,470)	(66,148)	(56,322)
Effect of exchange rates	(97)	132	154
Net increase (decrease) in cash and cash equivalents	$24,477	$25,009	$(16,094)

Operating cash flows

Operating cash flows for 2006 of $46.1 million were comprised of $54.7 million of earnings, plus non-cash depreciation and amortization of $22.2 million, non-cash deferred income tax expense of $26.9 million and non-cash share-based compensation of $3.7 million partially offset by an increase in working capital items of $61.1 million. The $61.1 million increase in working capital items is due to (i) a reduction in the accrued income taxes of $29.7 million as we recorded a non-cash tax benefit in discontinued operations

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

related to the resolution of certain international tax matters, (ii) a reduction in self-insurance reserves due to payments and better loss experience, (iii) the payment or reversal of litigation and disposition related accruals, (iv) the investment in a mutual fund portfolio of $15.2 million, classified within other assets, to match funds on the company’s non-qualified deferred compensation liability and (v) lower current liabilities. These items were partially offset by lower receivables due to a 4-day improvement in DSO and the receipt of a $4.5 million income tax refund.

Operating cash flows for 2005 of $72.3 million were primarily comprised of earnings of $12.0 million, plus non-cash depreciation and amortization of $21.9 million, non-cash deferred income tax expense of $6.3 million, the accrual for loss on disposal of discontinued operations of $5.7 million and lower working capital items of $21.4 million. Working capital was reduced primarily due to (i) lower accounts receivable as we lowered DSO from 60 days at the end of December 2004 to 54 days as of January 1, 2006 and as we collected accounts receivable from higher revenues in the prior period, and (ii) the receipt of an income tax refund of $7.5 million. Reductions in accounts receivable and tax refunds received were partially offset by increases in payouts for accounts payable and accrued liabilities.

Operating cash flows for 2004 of $6.1 million were primarily comprised of earnings, excluding the gain on disposal of discontinued operations, of $8.8 million plus non-cash expenses for depreciation and amortization of $28.8 million and restructuring and other charges of $10.5 million, offset by working capital usage of $34.0 million and a non-cash deferred income tax benefit of $8.9 million. Working capital was used primarily to fund accounts receivable as DSO increased to 60 days from 55 days in the prior year.

Investing cash flows

Cash provided by investing activities for 2006 of $8.0 million was primarily due to net withdrawals of $29.7 million from insurance deposits with our workers’ compensation insurance carrier due to claim payments made and the receipt of about $15.0 million of cash deposits upon issuance of a letter of credit. Capital expenditures of $22.7 million primarily relate to network upgrades to improve bandwidth within our offices and front and back office software initiatives to improve productivity and enhance our abilities to work with customers and candidates.

Cash provided by investing activities for 2005 of $18.7 million was primarily due to net withdrawals of $19.1 million from our insurance deposits for claim payments, proceeds from a note receivable from the 2004 sale of our Australian subsidiary, proceeds from the dispositions of our call centers of $1.4 million, and collections on franchise notes, partially offset by capital expenditures of $9.7 million. Capital expenditures were primarily for further enhancements to our enterprise-wide information system and for client and candidate facing software improvements.

Cash provided by investing activities for 2004 of $34.0 million was primarily due to proceeds from the sale of discontinued operations of $43.7 million, offset by capital expenditures of $12.1 million. Proceeds from the sale of discontinued operations (net of cash sold) included $2.0 million, $13.7 million, $25.4 million and $2.6 million from the sale of our operations in The Netherlands, Asia/Pacific region, United Kingdom and the court reporting business, respectively. Capital expenditures included the investment in our enterprise-wide information system, which amounted to $5.8 million.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

The level of our capital expenditures has varied significantly over the past three years. We completed the implementation of our enterprise-wide information system in 2004. During 2005 we had reduced capital expenditures as we concentrated on operating the system efficiently. In 2006, we enhanced the system to improve speed and customer and candidate capabilities. For 2007, we anticipate a reduced capital expenditure level of between $8.0 million and $10.0 million as we focus on maximizing the efficiency of the system. These capital expenditures are expected to be funded through operating cash flow or through borrowings under our existing revolving lines of credit.

Financing cash flows

Financing cash used for 2006 of $29.5 million was primarily due to the repurchase of common stock of $28.3 million.

Financing cash used for 2005 of $66.1 million was primarily due to the repayments of borrowings from lines of credit and notes payable of $45.7 million and the repurchase of common stock of $24.0 million.

Financing cash used for 2004 of $56.3 million was primarily due to the retirement of the remaining 4 1/2% convertible subordinated notes in the amount of $89.7 million, partially offset by net borrowings from lines of credit used to fund working capital.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements. However, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of our domestic accounts receivable. At our option, the amount available can be increased to $300.0 million. As of December 31, 2006 and January 1, 2006, there were no amounts outstanding under this facility. Our total availability was $159.6 million (calculated as eligible receivables of $204.3 million, less: amounts outstanding, if any, letters of credit of $16.7 million and a one week payroll reserve of $28.0 million). Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.9% (LIBOR plus a spread) or approximately 8.0% (prime plus a spread) as of December 31, 2006. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum. This line of credit expires in 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This facility provides up to CAD$13.0 million of financing (approximately $11.2 million at current exchange rates). As of December 31, 2006 and January 1, 2006, there were no borrowings outstanding under this facility. As of December 31, 2006, the interest rate for amounts borrowed on this facility would have approximated 7.0% (Canadian prime plus a spread). A commitment fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. We guarantee the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. At December 31, 2006, we were in compliance with the requirements of these covenants.

During 2004, we retired our remaining U.S. dollar convertible subordinated notes (the “Notes”) and paid a premium of $0.6 million to retire the Notes and wrote-off the remaining bond issuance costs of $0.2 million, both of which are included in “Other loss” in the accompanying Consolidated Statements of Earnings.

We have a voluntary non-qualified deferred compensation plan for highly compensated employees who are not eligible to participate in Spherion’s 401(k) Benefit Plan. The plan is not funded, however, we maintained investments of $24.1 million in a portfolio of mutual funds at December 31, 2006, which are included in “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets based on expected timing of distribution. The investment balance increased from $12.9 million as of January 1, 2006 and was 100% comprised of company-owned life insurance. The Company terminated these policies and invested cash in order to provide an investment balance equal to the deferred compensation liability. Earnings or losses from these investments offset earnings or losses in participant accounts. These investments could be used to satisfy general corporate purposes. We have insurance deposits in the amount of $49.7 million at December 31, 2006. These deposits are invested in short-term money market funds and are required to be maintained under agreements with our insurance carriers. These funds are not available to satisfy general corporate purposes but are used to pay claims.

Contractual Obligations and Commitments (in thousands)

	Payments due by period
	Total	2007	2008	2009	2010	2011	Thereafter
Debt obligations	$1,309	$1,009	$300	$—	$—	$—	$—
Capital lease obligation	3,466	1,188	636	636	636	370	—
Operating lease obligations(1)	54,676	21,438	14,333	9,273	5,124	3,208	1,300
Purchase obligations(2)	79,626	25,394	15,715	14,910	14,898	8,694	15
Total	$139,077	$49,029	$30,984	$24,819	$20,658	$12,272	$1,315

(1)          Operating lease obligations for rent and equipment are expected to be offset by future sublease income of $3.1 million in 2007, $3.1 million in 2008, $3.0 million in 2009, $1.0 million in 2010 and $0.6 million in 2011 and thereafter.

(2)          Purchase obligations primarily include normal and customary contracts and minimum spend contracts in the ordinary course of business, primarily information technology, outsourcing and maintenance contracts.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. The following policies are those that we consider to be the most critical. See Note 1, “Summary of Significant Accounting Policies,” for further description of these and all other accounting policies.

Allowance for Doubtful Accounts—Management analyzes aged receivables and the related allowance for doubtful accounts on a quarterly basis. We use historical experience in assessing the adequacy of the reserve and this includes reviewing: net write-offs in relation to revenues, the allowance in comparison to the gross accounts receivable balance and comparative agings. Receivables deemed by management to be uncollectible based on historical trends are reserved for and/or consequently written-off. Historically, losses from uncollectible accounts have not exceeded our allowance. Due to the judgment used in making these assumptions, the ultimate amount of accounts receivable that become uncollectible could differ from our original estimate due to a changing economy or a change in our customers’ financial positions, which could result in charges or credits to amounts recorded in selling, general and administrative expenses.

Intangible Assets—As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized, and are tested for impairment on an annual basis, or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Performing an impairment test involves estimating the fair value of a reporting unit, which requires us to make assumptions about future market conditions and our ability to perform as planned. When we are able, we use external data in our assumptions. However, as a practical matter there are times when we have little or no external data and as such, we use the information that is available to us without undue cost and effort in making those assumptions. Spherion performs its annual impairment test of intangible assets as of its November month-end. The 2006, 2005 and 2004 tests did not indicate the existence of impairment. Although these annual impairment tests did not result in impairment, due to the judgment inherent in estimating the fair value of a reporting unit, there could be charges in future years to operations for up to the full value of our goodwill balance, which is currently $49.7 million, if the markets in which we operate decline, if the market values of competitors decrease or we are unable to execute our business strategy.

Accrued self insurance losses—We retain a portion of the risk under our workers' compensation, general liability/professional liability, employment practices liability insurance programs and health insurance benefits programs.  Estimated losses for workers' compensation, general liability and employment practices liability have been discounted at 4.8% and 4.4% at December 31, 2006 and January 1, 2006, respectively.  Recording reserves for self insured losses involves a considerable amount of judgment.  In developing the reserves we use estimates from external actuaries for most of our accruals where the accruals are sufficiently material, there is an adequate population of claims upon which to prepare actuarial estimates and the claims develop over a longer period of time.  For all other accruals we base our reserves on internal estimates.  Factors that can affect our reserves are as follows:

•       The cost of benefits under the workers' compensation programs are regulated under state law and are subject to change.  Legislation can have a significant impact on our ability to control costs related to the amount and frequency of service, the amount of benefits paid if the employee is unable to work and our ability to put the employee back to work.  As legislation changes, our estimated liabilities will change.

•       Loss estimates from actuaries are primarily based on the historical pattern of losses.  Changes in loss patterns must often be consistently exhibited over a period of time before they are fully reflected in the reserves.  Claims can also take a number of years to fully develop until the final loss

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

is known.  Changes to loss estimates reserve levels can occur several years after the loss has occurred.

•       Changes in the cost of health care services, claims processing costs, or increased litigation could affect the adequacy of these estimated liabilities.

•       Prolonged changes in interest rates for risk-free U.S. governmental bonds could also affect the discount rate used in estimating these liabilities.  An increase or decrease of 1.0% in the discount rate would result in a reduction or increase, respectively, to pre-tax expense of approximately $1.0 million.

Management reviews these assumption and related reserves and changes in the estimates of these accruals are charged or credited to operations in the period determined.  Due to the judgment used in recording these reserves, the ultimate amount of reserves that are needed could differ significantly from our original estimate and could result in charges or credits to amounts recorded in cost of services and/or selling, general and administrative expenses.

Share-Based Compensation—We recognize compensation expense for all share-based payments by estimating the fair value of options at grant date using the Black-Scholes-Merton option-pricing model. Calculating the fair value of share-based payment awards requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management bases expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period and could result in subsequent increases or decreases in compensation expense. See Note 2 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Income Taxes—Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Our provision for income taxes is based on domestic and international statutory income tax rates and tax planning opportunities in the jurisdictions in which we operate.  Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions.

At December 31, 2006, we had a net deferred tax asset of $134.3 million, net of a valuation allowance of $29.7 million.  Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods.  The net deferred tax asset was evaluated under the guidelines of SFAS No. 109, “Accounting for Income Taxes,” and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings.  These objective factors include historical taxable income, normalized for non-recurring income and expense items.  The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies.  A valuation allowance is required when it is more likely than not

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

that all or a portion of a deferred tax asset will not be realized.  In assessing a valuation allowance, we consider all positive and negative evidence available at the time, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies.  The current valuation allowance relates primarily to foreign tax credit carryforwards, the benefit on capital loss carryforwards and the benefit on state net operating loss carryforwards that are not expected to be realized.  If we determine that future taxable earnings will be insufficient to recover the deferred tax assets, we will be required to write-off all or a portion of the remaining net deferred tax asset by a charge to earnings.

New Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies,” in the accompanying Consolidated Financial Statements for discussion of New Accounting Pronouncements.

Inflation

Our monetary assets, consisting primarily of cash and receivables, are not affected by inflation because they are short-term. Our non-monetary assets, consisting primarily of intangible assets, goodwill and prepaid expenses and other assets, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of service and expenses, such as those for employee compensation, which may not be readily recoverable in the price of services offered by us.

Forward Looking Statements—Safe Harbor

In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Annual Report on Form 10-K or incorporated by reference herein. This Annual Report on Form 10-K may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in Item 1A, Risk Factors. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors discussed in Item 1A, Risk Factors.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, approximately $48.7 million of cash and cash equivalents were invested in money market mutual funds. These financial instruments are not considered to be subject to interest rate risk due to their short duration. Our exposure to interest rate risk related to debt has been minimized since we have no outstanding variable debt as of December 31, 2006 and January 1, 2006.

From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Continued)

offsets. To the extent this is not practicable, exposure areas which are considered for hedging are foreign currency denominated receivables and payables, intercompany loans and firm committed transactions. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from external sources.

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

The carrying amount of cash and cash equivalents, trade receivables and other current assets approximates fair value due to the short-term maturities of these instruments. Our insurance deposits earn a fixed interest rate as determined at the time of funding and are carried at fair value or $49.7 million and $78.0 million as of December 31, 2006 and January 1, 2006, respectively. Company-owned life insurance policies are carried at fair market value which approximated $12.9 million as of January 1, 2006. In January 2006, we surrendered the remaining company-owned life insurance policies of $12.9 million and invested these funds and an additional $10.7 million in a portfolio of mutual funds to fully match the deferred compensation liability of this plan. These assets, which totaled $24.1 million at December 31, 2006, are stated at fair market value.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ ROY G. KRAUSE	/s/ MARK W. SMITH
Roy G. Krause President and Chief Executive Officer	Mark W. Smith Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Spherion Corporation

Fort Lauderdale, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Spherion Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 23, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Fort Lauderdale, Florida
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Spherion Corporation

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Spherion Corporation and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spherion Corporation and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 23, 2007

SPHERION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Fiscal Years Ended
	December 31,	January 1,	December 31,
	2006	2006	2004
Revenues	$1,933,059	$1,980,574	$2,039,861
Cost of services	1,478,151	1,544,790	1,613,913
Gross profit	454,908	435,784	425,948
Selling, general and administrative expenses	422,806	404,454	401,608
Interest expense	1,965	3,205	5,766
Interest income	(4,055)	(4,072)	(3,815)
Restructuring and other charges (credits)	(177)	1,763	8,395
Provision for write-down of assets	—	—	959
Other loss	—	—	841
	420,539	405,350	413,754
Earnings from continuing operations before income taxes and discontinued operations	34,369	30,434	12,194
Income tax (expense) benefit	(11,780)	(10,221)	2,580
Earnings from continuing operations before discontinued operations	22,589	20,213	14,774
Earnings (loss) from discontinued operations, net of tax	32,093	(8,184)	21,055
Net earnings	$54,682	$12,029	$35,829
Earnings per share-Basic*:
Earnings from continuing operations before discontinued operations	$0.39	$0.33	$0.24
Earnings (loss) from discontinued operations	0.56	(0.13)	0.34
	$0.96	$0.20	$0.59
Earnings per share-Diluted*:
Earnings from continuing operations before discontinued operations	$0.39	$0.33	$0.24
Earnings (loss) from discontinued operations	0.56	(0.13)	0.34
	$0.95	$0.20	$0.57
Weighted-average shares used in computation of earnings per share:
Basic	57,212	60,938	61,036
Diluted	57,784	61,430	62,313

*                    Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	January 1,
	2006	2006
Assets
Current Assets:
Cash and cash equivalents	$54,640	$30,163
Receivables, less allowance for doubtful accounts of $3,354 and $4,708, respectively	274,185	294,330
Deferred tax asset	11,462	9,155
Insurance deposit	24,501	24,914
Other current assets	16,414	18,906
Total current assets	381,202	377,468
Goodwill	49,703	48,861
Property and equipment, net of accumulated depreciation of $93,723 and $114,038, respectively	87,291	88,562
Deferred tax asset	122,867	152,084
Insurance deposit	25,177	53,115
Other assets	27,147	22,554
	$693,387	$742,644
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$78,368	$93,570
Accrued salaries, wages and payroll taxes	59,062	62,619
Accrued insurance reserves	22,368	27,503
Accrued income tax payable	3,512	51,792
Current portion of long-term debt and other short-term borrowings	2,068	3,141
Accrued restructuring and other current liabilities	8,555	8,950
Total current liabilities	173,933	247,575
Long-term debt, net of current portion	2,377	3,735
Accrued insurance reserves	20,292	28,119
Deferred compensation	18,984	16,818
Other long-term liabilities	6,659	7,892
Total liabilities	222,245	304,139
Commitments and contingencies (see Notes 12 and 15)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 8,777,220 and 6,510,739 shares, respectively	(77,856)	(56,299)
Additional paid-in capital	844,735	845,056
Accumulated deficit	(300,060)	(354,742)
Accumulated other comprehensive income	3,670	3,837
Total stockholders’ equity	471,142	438,505
	$693,387	$742,644

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Fiscal Years Ended December 31, 2006, January 1, 2006 and December 31, 2004

(amounts in thousands)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total
Balance as of December 26, 2003	$653	$(54,971)	$852,995	$(402,600)	$15,768	$411,845
Comprehensive income:
Net income	—	—	—	35,829	—	35,829
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	1,028	1,028
Foreign currency translation adjustments related to the sale of The Netherlands, Asia/ Pacific and the United Kingdom subsidiaries	—	—	—	—	(13,762)	(13,762)
Comprehensive income						23,095
Proceeds from exercise of employee stock options, including tax benefit	—	10,020	(3,241)	—	—	6,779
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	1,552	(604)	—	—	948
Treasury stock reissued and compensation earned in connection with deferred compensation	—	2,969	(1,344)	—	—	1,625
Balance as of December 31, 2004	653	(40,430)	847,806	(366,771)	3,034	444,292
Comprehensive income:
Net income	—	—	—	12,029	—	12,029
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	803	803
Comprehensive income						12,832
Proceeds from exercise of employee stock options, including tax benefit	—	5,531	(1,717)	—	—	3,814
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	1,193	(511)	—	—	682
Treasury stock reissued and compensation earned in connection with deferred compensation	—	1,426	(522)	—	—	904
Treasury stock purchases	—	(24,019)	—	—	—	(24,019)
Balance as of January 1, 2006	653	(56,299)	845,056	(354,742)	3,837	438,505
Comprehensive income:
Net income	—	—	—	54,682	—	54,682
Other comprehensive income:
Foreign currency translation adjustments arising during the period	—	—	—	—	(167)	(167)
Comprehensive income						54,515
Proceeds from exercise of employee stock options, including tax benefit	—	2,728	(456)	—	—	2,272
Proceeds from issuance of shares under Employee Stock Purchase Plan	—	710	(179)	—	—	531
Treasury stock reissued and compensation earned in connection with deferred compensation	—	3,340	(3,155)	—	—	185
Treasury stock purchases	—	(28,335)	—	—	—	(28,335)
Share-based compensation expense	—	—	3,469	—	—	3,469
Balance as of December 31, 2006	$653	$(77,856)	$844,735	$(300,060)	$3,670	$471,142

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Fiscal Years Ended
	December 31,	January 1,	December 31,
	2006	2006	2004
Cash flows from operating activities:
Net earnings	$54,682	$12,029	$35,829
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations (gain) loss on disposal, net of income tax	(2,438)	6,665	(27,053)
Loss on retirement of debt	—	—	841
Depreciation and amortization	22,198	21,906	28,844
Deferred income tax expense (benefit)	26,910	6,313	(8,864)
Restructuring and other charges	750	1,763	10,508
Share-based compensation	3,654	939	1,018
Other non-cash charges	1,410	1,253	(1,014)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	20,224	62,767	(69,210)
Other assets	(6,283)	2,551	(2,158)
Income tax receivable	4,613	8,484	17,844
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(79,635)	(52,385)	19,492
Net cash provided by operating activities	46,085	72,285	6,077
Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,004	1,376	43,745
Acquisitions, net of cash acquired	(1,186)	(887)	(312)
Capital expenditures, net	(22,677)	(9,651)	(12,050)
Insurance reimbursements	29,713	19,054	3,855
Surrender of company-owned life insurance policies, net	—	4,179	—
Note receivable proceeds from sale of Australian subsidiary	—	3,781	—
Other	1,105	888	(1,241)
Net cash provided by investing activities	7,959	18,740	33,997
Cash flows from financing activities:
Debt repayments, net	(3,139)	(5,642)	(798)
Retirement of convertible notes	—	(8,000)	(90,323)
(Repayments) borrowings of lines of credit, net	—	(32,085)	29,407
Proceeds from exercise of employee stock options	2,007	3,605	5,654
Purchases of treasury stock and other, net	(28,338)	(24,026)	(262)
Net cash used in financing activities	(29,470)	(66,148)	(56,322)
Effect of exchange rates on cash and cash equivalents	(97)	132	154
Net increase (decrease) in cash and cash equivalents	24,477	25,009	(16,094)
Cash and cash equivalents, beginning of period	30,163	5,154	21,248
Cash and cash equivalents, end of period	$54,640	$30,163	$5,154
Supplemental cash flow information:
Cash (received) paid during the year for:
Income taxes	$(3,248)	$(5,072)	$(13,157)
Interest	$1,316	$1,935	$4,926
Non-cash activities:
Accrual of fixed asset purchases	$900	$3,209	$757
Short-term notes payable for purchase of software and related costs	$709	$714	$4,042
Deferred purchase price from the sale of discontinued operations	$—	$120	$3,160

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Spherion Corporation provides temporary staffing services, managed services and permanent placement services and currently operates in the United States of America and Canada. Temporary staffing is a service where Spherion’s employees work at customer locations and under the supervision of customer personnel. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. Managed services includes services where Spherion manages aspects of a customer function such as: recruiting, administrative services, data center or network operations. Permanent placement is a service where Spherion employees locate talent on behalf of its customers, screen the candidates and assist in the recruitment efforts. Spherion has two operating segments, Staffing Services and Professional Services. Founded in 1946, Spherion is headquartered in Fort Lauderdale, Florida, and has a network of 660 locations.

Principles of Consolidation—The accompanying Consolidated Financial Statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities it is required to consolidate (“Spherion”). All material intercompany transactions and balances have been eliminated.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities,” Spherion consolidates variable interest entities (VIE’s) for which it is the primary beneficiary. VIE’s are generally entities that lack sufficient equity to operate without additional financial support from other parties or are entities whose equity holders do not have adequate decision making authority. The primary beneficiary of a VIE is the party that absorbs the majority of the entity’s expected losses or receives the majority of the residual returns.

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

Fiscal Year—Effective in 2005, Spherion changed its fiscal year end by two days from 52 or 53 weeks ending on the last Friday in December to 52 or 53 weeks ending on the last Sunday in December. This change conforms Spherion’s reporting periods to its normal weekly business cycle. This change did not have a material impact on Spherion’s quarterly or annual results of operations, cash flows or financial position. The fiscal years ended in December 31, 2006 (“Fiscal year 2006” or “2006”), January 1, 2006, and December 31, 2004 had 52, 52 and 53 weeks, respectively.

Cash and Cash Equivalents—All highly liquid investments with original maturities of 90 days or less at the time of purchase are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value due to the short-term maturities of these instruments.

Allowance for Doubtful Accounts—Accounts receivable are carried at the amount estimated to be collectible. Accordingly, allowances are provided for accounts receivable estimated to be uncollectible

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

based on management’s best estimates based on historical write-off levels and other factors. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

Investments—Spherion maintains investments in mutual funds to offset the cost of providing its non-qualified deferred compensation plans (See Note 8, “Employee Savings and Investment Plans”). These investments are classified as trading securities and are reported at fair value with gains and losses included in earnings during the period incurred. The specific identification method is used to determine the cost of investments sold. These investments are included in “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets. Spherion did not have any investments in available-for-sale securities as of December 31, 2006 or January 1, 2006.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Trade names and other intangible assets are amortized on a straight-line basis over a period of approximately 5 years. See Note 6, “Goodwill,” for further discussion.

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

Accrued Self-Insurance Losses—Spherion retains a portion of the risk under its workers’ compensation, general liability/professional liability, employment practices liability and health insurance benefits programs. Reserves have been recorded which reflect the discounted estimated liabilities including claims incurred but not reported. Workers’ compensation losses, general liability and employment practices liability losses have been discounted at 4.8% and 4.4% at December 31, 2006 and January 1, 2006, respectively, and are based on actuarial estimates. While management believes that the amount recorded for the liabilities is adequate, there can be no assurance that changes to management’s estimates may not

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Spherion partially funds its workers’ compensation liability with an insurance deposit that was $49.7 million and $78.0 million at December 31, 2006 and January 1, 2006, respectively, and is included in “Insurance deposit” in the accompanying Consolidated Balance Sheets. The deposit will be used to fund claims and cannot be used for general corporate purposes.

Foreign Currency Translation—Spherion’s Canadian operation uses the Canadian dollar as its functional currency. Assets and liabilities of this operation are translated at the exchange rates in effect on the balance sheet date. Amounts included in Spherion’s Statements of Earnings are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders’ equity as part of accumulated other comprehensive income.

Revenue Recognition—Spherion records revenues from sales of services by its company-owned and licensed operations and from royalties earned on sales of services by its franchised operations. Staffing and managed service revenues and the related labor costs are recorded in the period in which services are performed. Permanent placement revenues are recognized upon candidate start date. Allowances are established to estimate losses due to placed candidates not remaining employed for Spherion’s guarantee period. Spherion follows Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” in the presentation of revenues and expenses. This guidance requires Spherion to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Spherion is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the Consolidated Statements of Earnings.

Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records franchise royalties in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue” based upon the contractual percentage of franchise sales in the period in which the franchisee provides the service. Franchise royalties, which are included in revenues, were $8.6 million, $9.0 million, and $8.4 million for the 2006, 2005 and 2004 fiscal years, respectively. The second form of franchising agreement is a licensee agreement where Spherion acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the licensee acts as Spherion’s agent providing certain sales and recruiting services. Accordingly, sales and costs of services generated by the licensed operation are recorded in Spherion’s Consolidated Statements of Earnings. Spherion pays the licensee a commission for acting as Spherion’s agent and this commission is based on a percentage of gross profit from the office managed by the licensee and averaged 72%, 70% and 68% for the fiscal years ended 2006, 2005 and 2004, respectively, of the licensed offices’ gross profit. The licensee is responsible for establishing their office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the licensee’s sales and service employees.

Except in the circumstance where Spherion is required to consolidate certain licensees’ operations (see Note 13, “Variable Interest Entities,” for further discussion), Spherion’s Consolidated Statements of Earnings reflect the licensee commission as an expense, but do not include the rent, utilities and salaries of the licensee’s full-time office employees since these expenses are the responsibility of the licensee. Spherion has credit risk for sales to its customers through licensee arrangements as Spherion pays all direct costs associated with providing temporary services before related accounts receivable are collected. Spherion has partially mitigated this risk by making the licensee responsible to reimburse Spherion up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however,

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Spherion bears the loss in cases where the licensee does not have sufficient financial wherewithal to reimburse uncollected amounts.

Income Taxes—Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. Valuation allowances on deferred tax assets are recorded to the extent it is more likely than not that a tax benefit will not be realized. See Note 3, “Income Taxes,” for further discussion.

Earnings Per Share—Basic earnings (loss) per share is computed by dividing Spherion’s earnings (loss) by the weighted-average number of shares outstanding during the period. When the effects of the common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing Spherion’s net earnings plus after-tax interest on the convertible notes, if applicable, by the weighted-average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and deferred stock units. During 2004 and 2005, Spherion repaid its convertible subordinated notes and convertible promissory notes, respectively. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method. See Note 11, “Earnings Per Share,” for further discussion.

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

Share-Based Compensation—Effective January 2, 2006, Spherion adopted the provisions of SFAS No. 123 (revised 2004, “SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning January 2, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior period amounts have not been restated to recognize compensation cost in the Consolidated Statements of Earnings. Under SFAS No. 123R, compensation cost is measured at the grant date based on the value of the award and is recognized in the statement of earnings over the vesting period.

Prior to fiscal year 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and its related interpretations, and were granted at market value. Accordingly, compensation expense for stock option awards for prior periods was not recognized in the Consolidated Statements of Earnings. See Note 2, “Share-Based Compensation,” for further discussion.

New Accounting Pronouncements and Interpretations—In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. Financial statements would require adjustment when a misstatement is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an effect on Spherion’s financial condition or results of operations.

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 addresses the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Spherion does not believe the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

In June 2006, FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires the recognition of the impact of a tax position in the Consolidated Financial Statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for Spherion first quarter 2007. Spherion is currently evaluating the impact of adopting FIN 48.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2.                 SHARE-BASED COMPENSATION

As a result of adopting SFAS No. 123R on January 2, 2006, earnings from continuing operations before income taxes and net earnings as of December 31, 2006 were reduced by $3.5 million pre-tax ($3.0 million after-tax) and earnings per share was reduced by $0.05 per share. This reflects the impact of the expense from stock options and employee stock purchases previously not required to be included in the Consolidated Statements of Earnings. The following table reflects pro forma net loss and loss per share for the fiscal years 2005 and 2004, had the Company applied the fair value approach of SFAS No. 123, as reported in the footnotes to the Company’s Consolidated Financial Statements (in thousands, except per share amounts):

	Fiscal Years
	2005	2004
Net earnings, as reported	$12,029	$35,829
Add: Deferred stock unit expense included in reported net earnings, net of related tax effects	572	620
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(2,489)	(3,577)
Pro forma net earnings	$10,112	$32,872
Earnings per share:
Basic—as reported	$0.20	$0.59
Basic—pro forma	$0.17	$0.54
Diluted—as reported	$0.20	$0.57
Diluted—pro forma	$0.16	$0.53

In May 2006, Spherion’s stockholders approved the adoption of the 2006 Stock Incentive Plan, which replaced the 2000 Stock Incentive Plan and the Deferred Stock Plan effective July 1, 2006. Under the 2006 Stock Incentive Plan, options to purchase Spherion’s common stock may be granted to employees and outside directors of Spherion and its subsidiaries for periods not to exceed seven years at a price that is not less than 100% of fair market value on the date of grant. The 2006 Stock Incentive Plan also allows other types of stock-based awards including common stock, performance shares, performance units, restricted stock and stock appreciation rights, although there are limitations on the amount of full value awards that can be granted. All awards of stock options, deferred stock units and other stock-based awards granted on or after July 1, 2006 will be issued under the 2006 Stock Incentive Plan. As of December 31, 2006, Spherion had 5,260,459 shares reserved for future grants under the 2006 Stock Incentive Plan. Additionally, any shares subject to awards under the 2000 Stock Incentive Plan that are cancelled, forfeited or expired will be available for re-grant under the 2006 Stock Incentive Plan. Spherion expects to satisfy option exercises with treasury stock. The Company may from time to time repurchase shares to offset the dilutive impact of shares issued to employees under Spherion’s various employee benefit plans.

Spherion also has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The provisions of SFAS No. 123R require the expense related to Spherion’s Employee Stock Purchase Plan be recorded in the Consolidated Statements of Earnings. The expense related to this plan was not material to the Consolidated Statements of Earnings.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

All share-based compensation expense and tax benefits recognized in the Consolidated Statement of Earnings during the year were as follows (in thousands):

	Fiscal Years
	2006	2005	2004
Share-based compensation expense	$3,654	$939	$1,018
Income tax benefit	(494)	(367)	(398)
Share-based compensation expense, net of tax	$3,160	$572	$620

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

	Fiscal Years
	2006	2005	2004
Expected life (in years)	4.2	3.3	3.3
Interest rate	4.6%	3.6%	2.7%
Volatility	49.0%	52.0%	55.0%
Expected dividends	—	—	—
Weighted average per share fair value	$4.39	$3.14	$3.55

The increase in the fair value of the options over the prior year is primarily due to increased exercise prices of options granted, longer expected lives based on the pattern of stock option exercises and higher interest rates on U.S. Government securities.

Changes under these stock option plans for the fiscal year-ended December 31, 2006 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
	Shares	Price	Term (in years)	(in thousands)
Outstanding at January 1, 2006	4,270,674	$9.98
Granted	1,110,700	10.00
Exercised	(309,662)	7.04
Forfeited	(893,802)	11.66
Outstanding at December 31, 2006	4,177,910	$9.85	6.6	$2,206
Vested and expected to vest at December 31, 2006	3,985,622	$9.87	6.5	$2,159
Options exercisable at December 31, 2006	2,696,070	$10.16	5.4	$1,846

*                    The intrinsic value of an option is the excess of the market price at the balance sheet date of the underlying stock over the exercise price.

The total intrinsic value of options exercised as of December 31, 2006, January 1, 2006, and December 31, 2004 was $0.3 million, $0.2 million, and $1.7 million, respectively.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

As of December 31, 2006, there was $2.2 million of total unrecognized compensation costs related to nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of stock options vested during the year ended December 31, 2006, January 1, 2006, and December 31, 2004 was $4.2 million, $4.6 million, and $3.8 million, respectively.

Cash received from option exercises was $2.0 million, $3.6 million, and $5.7 million for the fiscal years ended December 31, 2006, January 1, 2006, and December 31, 2004, respectively.

Spherion employees and outside directors are eligible to receive grants of deferred stock units. Deferred stock units entitle the recipient to receive shares of Spherion common stock at a future date after the recipient has met service requirements or Spherion has met financial targets. The majority of the deferred stock units vest based upon attainment of performance criteria; the remainder vest over 1 to 7 years. If performance criteria are not met, the shares do not vest and recognized compensation cost, if any, is reversed to income. The value of the deferred stock units is amortized to compensation expense ratably over the vesting period and was $0.2 million, $0.9 million, and $1.0 million for the fiscal years ended December 31, 2006, January 1, 2006, and December 31, 2004, respectively. The provisions of SFAS No. 123R did not materially change the accounting for the deferred stock units. Changes in nonvested stock (deferred stock units) for the fiscal year ended December 31, 2006 were:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	698,600	$9.07
Granted	225,949	9.59
Vested	(286,913)	10.61
Forfeited	(157,500)	8.99
Nonvested at end of year	480,136	$8.42

As of December 31, 2006, total unrecognized compensation related to deferred stock units was $3.2 million; the previously recognized portion was $0.8 million. The unrecognized compensation cost related to deferred stock units that vest solely based on the passage of time is $0.5 million and is being recognized as a selling, general and administrative expense over the vesting period. The unrecognized compensation cost related to deferred stock units that vest solely based on the attainment of performance criteria is $2.7 million of which $1.2 million is estimated to ultimately vest and is being recognized as a selling, general and administrative expense over the vesting period. The remaining $1.5 million related to deferred stock units that vest solely based on the attainment of performance criteria is not being recognized as the performance criteria are not estimated to be achieved. Total unrecognized compensation costs related to deferred stock units are expected to be recognized over a weighted-average period of 2.1 years. The total fair value of deferred stock units vested during the year ended December 31, 2006, January 1, 2006, and December 31, 2004 was $3.0 million, $0.4 million, and $1.5 million, respectively.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

3.                 INCOME TAXES

Income from continuing operations before income taxes in the United States of America and outside the United States of America, along with the components of the income tax provision (benefit), are as follows (in thousands):

	Fiscal Years
	2006	2005	2004
Income from continuing operations before income taxes:
United States of America	$32,483	$28,880	$11,960
Foreign	1,886	1,554	234
	$34,369	$30,434	$12,194
Current tax (benefit) expense:
Federal	$(15,878)	$426	$1,724
State	430	1,386	968
Foreign	—	47	44
	(15,448)	1,859	2,736
Deferred tax (benefit) expense:
Federal	25,336	7,685	355
State	1,607	94	(5,671)
Foreign	285	583	—
	27,228	8,362	(5,316)
Total provision (benefit) for income taxes	$11,780	$10,221	$(2,580)

The following table reconciles the United States federal income tax rate to Spherion’s effective tax rate:

	Fiscal Years
	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of federal benefit	2.9	1.8	(43.2)
Work Opportunity Tax Credit	(6.4)	(5.8)	(18.1)
Foreign income and withholding taxes	(0.8)	0.8	1.4
Valuation allowance	(2.3)	—	—
Nondeductible meals and entertainment	1.3	1.4	4.4
Share-based compensation expense	2.4	—	—
Company-owned life insurance	—	(0.4)	(3.3)
Other, net	2.2	0.8	2.6
Effective tax rate	34.3%	33.6%	(21.2)%

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Significant components of Spherion’s deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Years
	2006	2005
Current deferred tax asset (liability):
Employee compensation and benefit plans	$2,339	$3,216
Self-insurance	7,065	2,984
Accrued expenses	2,718	2,846
Other	1,820	1,824
	13,942	10,870
Valuation allowance	(2,480)	(1,715)
Net current deferred tax asset	11,462	9,155
Non-current deferred tax asset (liability):
Employee compensation and benefit plans	10,823	11,534
Self-insurance	9,039	16,726
Depreciation	(11,437)	(11,260)
Amortization	58,122	69,120
Accrued expenses	2,238	3,957
General business and other credits carryforward	16,891	12,960
Foreign tax credit carryforward	18,813	19,625
Loss carryforwards	45,574	60,367
	150,063	183,029
Valuation allowance	(27,196)	(30,945)
Long-term deferred tax asset	122,867	152,084
Total	$134,329	$161,239

At December 31, 2006, Spherion had a net deferred tax asset of $134.3 million. This deferred tax asset was evaluated under the guidelines of SFAS No. 109 “Accounting for Income Taxes,” and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings. These objective factors include historical taxable income, normalized for non-recurring income and expense items. Using an average of this income projected to future years, if the asset can be recovered within the statutory carryforward periods, there is no impairment.

Spherion has a United States federal net operating loss carryforward in the amount of $84.3 million expiring in 2024 and thereafter. Spherion has $214.0 million of state net operating loss carryforwards which expire over the next one to twenty years. Canadian net operating loss carryforwards are available in the amount of $1.9 million, and expire between 2007 and 2013.

Spherion’s valuation allowance decreased by $3.0 million during 2006. The valuation allowance reduces our deferred tax asset to an amount that is more likely than not to be realized, and is based on the uncertainty of the realization of two principal items. As a result of federal tax return filings in 2005, foreign tax credits and capital losses were released for carry forward from the 2001 tax year. The exit from most of our foreign operations makes it unlikely that we will utilize these foreign tax credits in the future. A valuation allowance has been recorded against the full amount of foreign tax credit carryforward of $18.8 million. In addition, we have recorded a valuation allowance against the full amount of the $6.9 million benefit on capital loss carry forward of $19.7 million. The benefits on foreign tax credits expire between 2011 and 2012. The benefits on capital loss carryforwards expire between 2009 and 2011; and,

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

general business credits carried forward will expire between 2021 and 2026. Valuation allowances for state net operating loss carryforwards and other items account for remainder of the total $29.7 million. At December 31, 2006 and January 1, 2006, there were no unremitted foreign earnings.

4.                 SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

A summary of short-term and long-term debt obligations is as follows (in thousands):

	Fiscal Years
	2006	2005
Short-term debt obligations:
Other debt, due 2007 and 2006, respectively	$709	$1,338
Current portion of long-term debt	1,359	1,803
Total short-term debt obligations	$2,068	$3,141
Long-term debt obligations:
Capital lease, due through 2011	$3,136	$4,639
Other debt, due through 2008	600	899
Total long-term debt obligations	3,736	5,538
Less current portion of long-term debt	(1,359)	(1,803)
Long-term debt, net of current portion	$2,377	$3,735

Spherion has a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of its domestic accounts receivable. At Spherion’s option, the amount available can be increased to $300.0 million. As of December 31, 2006 and January 1, 2006, there were no amounts outstanding under this facility. Total availability under this facility was $159.6 million for the fiscal year ending December 31, 2006 and is calculated as eligible receivables of $204.3 million, less: amounts outstanding, letters of credit of $16.7 million and a one week payroll reserve of $28.0 million. Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.9% (LIBOR plus a spread) or approximately 8.0% (prime plus a spread) as of December 31, 2006. Spherion pays an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum. This line of credit expires in 2010.

Spherion also has a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007. This facility provides up to CAD$13.0 million of on-balance sheet financing (approximately $11.1 million at current exchange rates). As of December 31, 2006 and January 1, 2006, there were no borrowings outstanding under this facility. As of December 31, 2006, the interest rate for amounts borrowed on this facility would have approximated 7.0% (Canadian prime plus a spread). A commitment fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. Spherion guarantees the Canadian dollar revolving line of credit.

Spherion’s lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon Spherion’s ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one of more of these covenants in the future could affect the amount of availability Spherion has to borrow against and as a result, our liquidity

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

and financial condition may be adversely affected. At December 31, 2006, Spherion was in compliance with the requirements of these covenants.

During 2004, Spherion retired its remaining U.S. dollar convertible subordinated notes (the “Notes”) and paid a premium of $0.6 million to retire the Notes and wrote-off the remaining bond issuance costs of $0.2 million, both of which are included in “Other loss” in the accompanying Consolidated Statements of Earnings.

Spherion entered into a seven-year contract with a third party information technology company to outsource its technology infrastructure operations effective as of July 26, 2004. The contract includes the sale at book value (which approximates fair market value) of certain computer hardware to be operated by the outsource provider. Spherion accounted for this portion of the outsourced transaction as a sale-leaseback pursuant to SFAS No. 13, “Accounting for Leases.” Spherion recorded an asset and a capital lease obligation of $6.4 million at the start of the contract. The capital lease obligation and imputed interest remaining at December 31, 2006 was $3.1 million dollars and $0.3 million, respectively.

Aggregate future maturities of long-term debt as of December 31, 2006 are $1.4 million in 2007, $0.8 million in 2008, $0.6 million in 2009, $0.6 million in 2010 and $0.4 million in 2011.

5.                 FINANCIAL INSTRUMENTS AND FAIR VALUES

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, trade receivables and other assets approximates fair value due to the short-term maturities of these instruments. Spherion’s insurance deposits are restricted to the payment of claims and are carried at cost, which approximates fair market value. Company-owned life insurance policies are carried at fair market value; no such policies were carried as of December 31, 2006 and as of January 1, 2006 such policies approximated $12.9 million.

In estimating the fair value of derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. As of December 31, 2006, Spherion had one outstanding forward contract to sell CAD$3.5 million in March 2007. This derivative had a fair value or cost to unwind that is not material to Spherion’s consolidated results of operations.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

6.                 GOODWILL

Spherion has five reporting units with goodwill and performs its annual impairment test of goodwill as of its November month-end. The test for potential impairment is at the reporting unit level which is one level below an operating segment. Reporting units are aggregated for purposes of the impairment test only when the aggregation rules under SFAS No. 142, paragraph 30 are met. These rules permit reporting units with similar economic characteristics to be combined for purposes of measuring impairment. The 2006, 2005 and 2004 test results indicated no impairment.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Staffing Services	Professional Services	Total
Balance at December 31, 2004	$39,944	$8,813	$48,757
Foreign currency changes and other	645	(96)	549
Goodwill additions during the period	960	—	960
Net operating loss tax benefit realization	(1,405)	—	(1,405)
Balance at January 1, 2006	40,144	8,717	48,861
Foreign currency changes and other	(61)	—	(61)
Goodwill additions during the period	541	487	1,028
Net operating loss tax benefit realization	(125)	—	(125)
Transfer of business activity*	(6,724)	6,724	—
Balance at December 31, 2006	$33,775	$15,928	$49,703

*                    Adjusted for the movement of certain Managed Services contracts from within Staffing Services to Professional Services.

The net operating loss tax benefit realization in both periods related to the utilization of pre-acquisition net operating losses carry-forwards of Spherion’s Canadian operation.

7.                 PROPERTY AND EQUIPMENT

A summary of property and equipment follows (dollar amounts in thousands):

	Life	Fiscal Years
	(in years)	2006	2005
Land	—	$4,167	$4,167
Buildings	10-40	21,506	21,478
Equipment	3-8	57,595	78,934
Enterprise-wide information system	5-7	63,283	58,912
Software, primarily third party purchased software	5	26,320	28,613
Leasehold improvements and other	3-7	8,143	10,496
		181,014	202,600
Less: Accumulated depreciation and amortization		(93,723)	(114,038)
		$87,291	$88,562

Equipment includes capital lease assets of $3.1 million and $4.6 million as of December 31, 2006 and January 1, 2006, respectively. Depreciation and amortization expense of property and equipment including leased assets for the fiscal years 2006, 2005 and 2004 amounted to $21.9 million, $21.3 million and $23.7 million, respectively.

8.                 EMPLOYEE SAVINGS AND INVESTMENT PLANS

Spherion has a voluntary employee savings plan (the “401(k) Benefit Plan”) covering substantially all eligible employees in the United States of America. This plan has a basic match for those employees eligible to receive the match, which is based on employee contributions. Employer contributions by Spherion under the plan amounted to $0.7 million, $0.7 million and $0.6 million for fiscal years 2006, 2005

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

and 2004, respectively. There were approximately 1,500 participating employees in this plan as of December 31, 2006.

Spherion also has a voluntary non-qualified deferred compensation plan for highly compensated employees who are not eligible to participate in Spherion’s 401(k) Benefit Plan. The plan is not funded, however, Spherion maintained investments of $24.1 million in a portfolio of mutual funds at December 31, 2006, which are included in “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets based on expected timing of distribution. The investment balance increased from $12.9 million as of January 1, 2006 and was 100% comprised of company-owned life insurance. The Company terminated these policies and invested cash in order to provide an investment balance equal to the deferred compensation liability. Earnings or losses from these investments offset earnings or losses in participant accounts. These investments could be used to satisfy general corporate purposes. The deferred compensation liability and accumulated investment earnings or losses are accrued. Such accrual amounted to $24.5 million and $24.3 million at December 31, 2006 and January 1, 2006, respectively, the short-term portion is within “Other current liabilities” in the accompanying Consolidated Balance Sheets. Employee deferrals within this plan represented as deferred stock units of Spherion are included in additional paid-in capital within the stockholders’ equity section of the accompanying Consolidated Balance Sheets (rather than in “Other long-term liabilities”) as employees may only be paid out in shares of Spherion stock. There were approximately 170 employees participating in this plan as of December 31, 2006.

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

If a person or group of persons makes an Unapproved Stock Acquisition, the registered holder of each Right has the right to purchase, for the exercise price of the Right (currently set at $55), either one-hundredth of a share of a new class of Spherion’s preferred stock or shares of Spherion’s common stock having a market value equal to two times the exercise price of the Right. Following an Unapproved Stock Acquisition, if Spherion is involved in a merger, or 50% or more of Spherion’s assets or earning power are sold, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the common stock of the acquiring company having a market value equal to two times the exercise price of the Right.

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

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Spherion may redeem the Rights at a price of $0.01 per Right at any time prior to an Unapproved Stock Acquisition. The Rights expire on April 1, 2014, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of Spherion, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share. A committee comprised of Spherion’s independent board members shall review the Rights plan at least once in every three-year period to determine whether the maintenance of the plan continues to be in the best interest of Spherion and its stockholders. The committee reviewed the plan in 2006 and determined that the plan should be maintained. The committee intends to review the plan again in 2009.

10.          STOCKHOLDERS’ EQUITY

During May 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock. Share repurchases were made from time to time in open-market transactions or in privately negotiated transactions. During the fiscal years ended December 31, 2006 and January 1, 2006, Spherion purchased 3.0 million and 3.0 million shares for approximately $28.3 million and $24.0 million at an average price per share of $9.54 and $7.87, respectively.

On February 20, 2007, the Board of Directors authorized the Company to repurchase shares of its common stock as needed to mitigate the dilutive impact of shares issued under our various employee benefit plans. The repurchases are limited to a maximum of 50,000 shares of common stock per week.

11.          EARNINGS PER SHARE

The following table reconciles the numerator (earnings from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	Fiscal Years
	2006			2005			2004
	Earnings From Continuing Operations	Shares	Per Share Amount	Earnings From Continuing Operations	Shares	Per Share Amount	Earnings From Continuing Operations	Shares	Per Share Amount
Basic EPS	$22,589	57,212	$0.39	$20,213	60,938	$0.33	$14,774	61,036	$0.24
Effect of Dilutive
Securities:
Stock options and other dilutive securities	—	572		—	492		—	877
Convertible notes	—	—		—	—		—	400
Diluted EPS	$22,589	57,784	$0.39	$20,213	61,430	$0.33	$14,774	62,313	$0.24

12.          COMMITMENTS AND CONTINGENCIES

Substantially all of Spherion’s operations are conducted in leased premises. Spherion also leases computers and other equipment. Total lease expense for the fiscal years ended 2006, 2005 and 2004 was $22.1 million for each year. Future minimum lease payments under non-cancelable leases as of December 31, 2006 are $21.4 million, $14.3 million, $9.3 million, $5.1 million and $3.2 million in the years 2007 through 2011, respectively, and $1.3 million thereafter which are partially offset by $10.8 million under future non-cancelable subleases. Of these future minimum lease payments, $7.2 million has been

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

accrued as of December 31, 2006, related to facility closures, in amounts of $1.6 million, $2.1 million and $3.5 million which are included as part of “Accrued restructuring and other current liabilities,” “Accounts payable and other accrued expenses” and “Other long-term liabilities” in the accompanying Consolidated Balance Sheets, respectively.

In connection with the disposition of certain subsidiaries, Spherion, from time to time provides routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The disposition of these businesses also usually requires that we indemnify the purchaser for liabilities that arose prior to the disposition date. See Note 15, “Discontinued Operations,” for further discussion.

We own 85% of our Canadian operation and have a put/call agreement with the minority interest shareholder, whereby the minority interest shareholder can put the remaining 15% interest in the business to Spherion any time or Spherion can call the remaining 15% interest any time after January 1, 2008. If the put or the call were exercised, the purchase price would be primarily determined based upon the net assets and gross profits from this operation. Based upon these factors, the estimated purchase price using 2006 operating results and net assets as of the end of the year would approximate $4.5 million.

Spherion had outstanding irrevocable letters of credit of approximately $16.5 million and surety bonds outstanding of approximately $0.2 million as of December 31, 2006. These instruments primarily collateralize Spherion’s recorded obligations under workers’ compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. Spherion can collateralize its workers’ compensation liabilities with either letters of credit or deposits (See Note 5, “Financial Instruments and Fair Values”).

Spherion, in the ordinary course of its business, is or may be threatened with or named as a defendant in various lawsuits. Spherion maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Spherion insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions and fidelity losses. Spherion’s management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on Spherion’s financial condition, results of operations or cash flows.

Interim HealthCare Inc., Catamaran Acquisition Corp. and Cornerstone Equity Investors IV, L.P. filed an action against Spherion in the Delaware Court of Chancery in 2001 related to the divestiture of Interim HealthCare (the “Healthcare Divestiture”). The same parties also sought damages against Spherion in an action in Delaware Superior Court. The cases went to trial in December 2003 and in February 2005 the court issued its decision requiring Spherion to pay damages on one breach of contract claim in the amount of $1.1 million plus pre- and post-judgment interest and attorneys’ fees. After the parties stipulated to the amount of pre-judgment interest and attorneys’ fees, the judge entered an order of judgment in June 2005 directing Spherion to pay a total of approximately $1.7 million, and in August 2005 this amount was paid to the plaintiffs. The plaintiffs appealed the ruling and in October 2005 the Delaware Supreme Court issued its opinion affirming the trial court’s ruling in all respects.

On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion Corporation in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion Corporation, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages,

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

plus attorneys’ fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK) fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by Spherion. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as Spherion’s agent. Spherion intends to vigorously defend this matter. Although this claim is in the preliminary stages, Spherion has a reserve of $0.1 million related to this matter. Spherion does not have insurance coverage for this claim.

In 2002, Spherion engaged in transactions that generally had the effect of accelerating certain future tax deductions and losses, resulting in an increase in its 2002 tax refund. During 2006, based on events occurring in the year, the Company determined that certain tax positions relating to transactions in prior years were now considered resolved or likely to be sustained, and the balance sheet reserves were reversed. As a result, $31.9 million was reversed to tax benefit in discontinued operations. Additionally, $17.0 million was reversed to income and deferred tax assets were reduced by $16.7 million, with a resulting net impact on income tax expense from continuing operations of $0.3 million. At December 31, 2006, reserves related to deductions taken on prior year tax returns were $2.9 million.

Two states are examining Spherion’s prior year unemployment tax rates. In these states the rate is currently being examined and challenged, the claims raised by the states approximate $3.1 million plus potential interest and penalties. As of December 31, 2006, Spherion had $2.1 million accrued as its best estimate of losses it expects to incur as a result of these challenges.

13.          VARIABLE INTEREST ENTITIES

A summary of Spherion’s variable interest entities (VIE’s) follows:

	Fiscal Years
	2006	2005
Number of VIE’s:
Consolidated	8	7
Not consolidated	1	2
Total VIE’s	9	9
Revenues (in thousands):
Consolidated	$42,226	$57,343
Not consolidated	$4,362	$7,177

Spherion’s consolidated VIE’s (all of which are licensees) provide light industrial and clerical staffing. Spherion consolidated net assets were $1.8 million and $0.7 million at December 31, 2006 and January 1, 2006. Each licensee’s loan is collateralized by their respective business and in the event of default on the loan, Spherion’s retains the right to take over their operations. General creditors of Spherion’s licensees do not have any recourse against Spherion.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Spherion’s VIE’s that are not consolidated are franchisees and provide light industrial and clerical staffing. Spherion’s maximum exposure to loss from these VIE’s is limited to its loan and royalty receivable balances of $0.1 million and $0.5 million as of December 31, 2006 and January 1, 2006, respectively. All loan and royalty receivables are included in “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets.

14.          RESTRUCTURING AND OTHER CHARGES

A summary of the charges is as follows (in thousands):

	Fiscal Years
	2006	2005	2004
Staffing Services	$363	$1,840	$543
Professional Services	106	49	1,537
Corporate	899	341	1,351
Reversal of over accrual	(582)	(175)	(672)
Restructuring	786	2,055	2,759
Other charges (credits)	(963)	(292)	5,636
Total restructuring and other charges (credits)	$(177)	$1,763	$8,395

Restructuring Charges

During 2006, Spherion incurred restructuring charges of $1.4 million for lease and severance-related costs. There were reversals of prior year accruals of $0.6 million. The reversal of previously accrued amounts to income was primarily a result of lower lease expense costs than initially anticipated. During the fourth quarter of 2006, Spherion recorded $1.1 million for severance related costs for the elimination of 94 positions.

Restructuring charges for the fiscal year ended January 1, 2006 totaled $2.2 million for severance related costs for the elimination of 112 positions. The restructuring charges were primarily the result of an announced termination of a customer contract and other changes within the managed services portion of the Staffing Services operating segment.

During the second half of 2003, Spherion identified certain cost reduction opportunities primarily related to the realignment of its operating segments and the implementation of its enterprise-wide information system and adopted a restructuring plan (the “2003 Plan”) to eliminate redundancies, reduce excess capacity and centralize business support functions. Restructuring charges relating to this plan totaled $3.4 million for the fiscal year ended December 31, 2004. The charges consisted of severance charges of $2.1 million and facility closure expenses and charges for asset write-offs for property previously vacated of $1.3 million.

These charges were offset by reversals of accruals of $0.2 million and $0.7 million for the fiscal years ended January 1, 2006 and December 31, 2004, respectively, that were unnecessary primarily as the result of the resolution of uncertainties related to facility closures, sublease income exposure, lower broker fees, lower fixed asset write-offs and lower severance costs than initially anticipated, in which these amounts were reversed to income in the period they were identified.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Other Charges (Credits)

During the fourth quarter of 2006, Spherion received $1.0 million in proceeds from a favorable legal settlement associated with a previously written-off investment.

During the second quarter of 2005, Spherion identified $0.3 million of prior year accruals for facility closures that were unnecessary and reversed these to income.

During 2004, Spherion incurred other charges of $5.6 million to terminate the employment contract of its former chief executive officer.

As of December 31, 2006, the remaining accruals for facility closures of $1.6 million relate to lease payments on four closed locations that will be paid out through 2013 (net of applicable sublease income). These accruals are included within the Consolidated Balance Sheet in “Other current liabilities” or “Other long-term liabilities” based on the expected timing of the associated future payments.

15.          DISCONTINUED OPERATIONS

During 2004, Spherion assessed the profitability of its operations and made decisions to exit five of its business units which included the staffing operations in the United Kingdom, the Asia/Pacific region and the Netherlands, the call center outsourcing business and the court reporting business. Results from discontinued operations in the accompanying Consolidated Statements of Earnings are as follows (in thousands):

	2006			2005			2004
	Professional	Staffing		Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total	Services	Services	Total
Revenues	$	$	$	$—	$11,535	$11,535	$185,922	$33,646	$219,568
Pre-tax loss from operations	$(1,389)	$(657)	$(2,046)	$(1,008)	$(6,367)	$(7,375)	$(5,172)	$(4,724)	$(9,896)
Pre-tax (loss) gain on disposal	1,800	173	1,973	(6,178)	499	(5,679)	5,656	(9,049)	(3,393)
Income tax benefit	31,978	188	32,166	3,824	1,046	4,870	28,875	5,469	34,344
Net (loss) earnings from discontinued operations	$32,389	$(296)	$32,093	$(3,362)	$(4,822)	$(8,184)	$29,359	$(8,304)	$21,055

Results from the call center outsourcing business were previously reported in the Staffing Services segment; the remaining four businesses were previously reported within the Professional Services segment.

Net earnings for the fiscal year ended December 31, 2006 included (i) after-tax restructuring and other charges of $0.5 million or $0.01 per share, (ii) reversal of foreign legal matters of $1.1 million or $0.02 per share, and (iii) a tax benefit from the resolution of certain international tax matters of $29.7 million, or $0.51 per share.

Net loss for the fiscal year ended January 1, 2006 included (i) after-tax restructuring and other charges of $(1.1) million, or $(0.02) per share, (ii) estimated charges of $5.7 million, or $(0.09) per share, to increase or set-up reserves for working capital settlement and indemnification or other matters related to the 2004 disposal of Spherion’s operations in the Asia/Pacific region and the United Kingdom, and (iii) a tax benefit from operating activities of $3.8 million, or $0.06 per share.

Net earnings for the fiscal year ended December 31, 2004 included the recognition of a previously deferred tax benefit of $25.3 million that resulted from a higher tax basis than book basis on the sale of the international operations. Net earnings for the fiscal year ended December 31, 2004 also included a tax

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

benefit of $3.9 million for the estimated loss on sale of the call centers. As a result of the finalization of the sale of the three call centers, the tax benefit was adjusted by $0.8 million in 2005.

Summarized activity related to each business unit follows:

The Netherlands: Sold in 2004 for cash proceeds of $2.0 million (net of cash sold of $0.5 million) resulting in a pre-tax loss on sale of $1.7 million. Subsequently settled and paid $0.6 million for an employment liability in August 2005. Remaining exposure is for the potential payment of social security taxes which are reserved in the amount of $0.2 million as of December 31, 2006.

The United Kingdom: Sold in 2004 for cash proceeds of $25.4 million (net of cash sold of $3.1 million), resulting in a pre-tax gain on the sale of $9.5 million, (net of a $2.6 million reserve for estimated adjustments to the net proceeds). The reserve was increased by $1.6 million in 2005 for indemnification matters. We subsequently settled and paid the final working capital audit, indemnification matters and administrative costs of $3.1 million in 2006 ($1.1 million less than the accrued liability, and therefore, this amount was reversed to income during the second quarter of 2006). Remaining exposure is for a facility lease which is reserved in the amount of $1.1 million at December 31, 2006.

Court reporting: Sold in 2004 for cash proceeds of $2.6 million resulting in a pre-tax gain of $1.2 million. Subsequently received $1.0 million in final contingent proceeds in February 2006 as the purchaser achieved revenue growth targets.

Call center outsourcing business: Decided in 2004 to sell four call centers and recorded a $9.5 million estimated loss on sale, pre-tax. Sold three call centers in 2005 for cash proceeds of $1.9 million resulting in an additional loss of $0.5 million, pre-tax. During 2006, a decision was made to retain the remaining call center and its activities are reported in continuing operations for all periods presented. There are no known remaining exposures with respect to these transactions.

Asia/Pacific region: Sold in 2004 in two separate transactions to two different purchasers for total cash proceeds of $13.7 million (net of cash sold of $0.2 million) and a deferred purchase price of $3.8 million which we received in 2005. Spherion incurred a loss on sale of $3.4 million in 2004 which included reserves associated with the selling the business of $6.0 million. We paid $4.8 million of these reserves, mostly for severance and transaction costs, in 2004. Both transactions required working capital audits and indemnifications associated with the sale and in 2005 we accrued $3.7 million for these matters, primarily for two tax indemnifications. Payments against the reserves for working capital and administrative costs were $0.8 million in 2005. During 2006 we increased the reserves for a non-tax indemnification matter by $2.0 million. The two tax matters were settled in 2006, one with a payment of $1.6 million and the other matter was settled without cost and the reserve of $1.9 million was released to income. The remaining reserve balance of $2.6 million at December 31, 2006 relates to the non-tax indemnification matter.

16.          SEGMENT INFORMATION

Spherion is organized and managed around two operating segments—Staffing Services and Professional Services. Each segment has separate and distinct leadership teams, each with a business unit president that reports directly to Spherion’s Chief Executive Officer. Each segment provides services to customers in different types of skill-sets. The Staffing Services operating segment is concentrated around clerical and light industrial staffing, while the Professional Services operating segment is concentrated around higher level skill-sets, such as information technology, finance and accounting, engineering and administrative. Spherion evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit. Segment operating profit is defined as income

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and restructuring and other charges. All material intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Consolidated Statements of Earnings.

During the first quarter of 2006, Spherion decided to retain a call center operation previously classified as discontinued operations; results related to this call center operation have been reclassified from discontinued operations to continuing operations in the Staffing Services segment for all periods presented. This call center contributed revenues of $11.1 million, $8.9 million and $7.1 million and segment operating profit (loss) of $1.1 million, $0.9 million and $(0.4) million for the fiscal years of 2006, 2005 and 2004, respectively. See Note 15, “Discontinued Operations,” for further discussion.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Fiscal Years
	2006	2005	2004
Revenues:
Staffing Services	$1,440,386	$1,530,395	$1,630,279
Professional Services	492,673	450,179	409,582
Total	$1,933,059	$1,980,574	$2,039,861
Gross Profit:
Staffing Services	$293,366	$292,641	$297,484
Professional Services	161,542	143,143	128,464
Total	$454,908	$435,784	$425,948
Segment Operating Profit:
Staffing Services	$24,565	$26,342	$24,792
Professional Services	23,279	19,236	19,769
Total	47,844	45,578	44,561
Unallocated corporate costs	(15,541)	(13,832)	(20,637)
Amortization expense	(201)	(416)	(543)
Interest expense	(1,965)	(3,205)	(5,766)
Interest income	4,055	4,072	3,815
Restructuring, impairment and other	177	(1,763)	(9,236)
Earnings from continuing operations before income taxes and discontinued operations	$34,369	$30,434	$12,194

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Geographic, services, depreciation expense, and assets information on operating segments for the periods indicated are as follows (in thousands):

	Fiscal Years
	2006	2005	2004
Revenues:
Temporary Staffing	$1,671,471	$1,714,801	$1,679,543
Managed Services	187,268	200,141	304,773
Permanent Placement	74,320	65,632	55,545
Total	$1,933,059	$1,980,574	$2,039,861
Depreciation Expense:
Staffing Services	$16,213	$15,228	$16,699
Professional Services	5,693	6,093	6,990
Total	$21,906	$21,321	$23,689
Total Assets:
Staffing Services	$236,699	$253,266	$323,911
Professional Services	93,132	97,863	102,104
Corporate	363,556	391,515	404,251
Total	$693,387	$742,644	$830,266

Spherion has no single customer representing greater than 10% of revenues. All operations and assets are in North America.

17.          QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except per share data and share price)

The following is an analysis of certain quarterly results of operations and other data for the 2006 and 2005 fiscal years:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$464,249	$472,714	$495,473	$500,623
Gross profit	104,571	112,798	117,273	120,266
Net earnings	2,903	3,611	8,359	39,809
Basic earnings per share	0.05	0.06	0.15	0.70
Diluted earnings per share	0.05	0.06	0.15	0.70

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$507,715	$479,091	$494,489	$499,279
Gross profit	105,463	105,267	110,531	114,523
Net (loss) earnings	(1,228)	1,755	5,160	6,342
Basic (loss) earnings per share	(0.02)	0.03	0.08	0.11
Diluted (loss) earnings per share	(0.02)	0.03	0.08	0.10

Quarterly and year-to-date computations of per share amounts are made independently, therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In the fourth quarter of 2006 an after-tax restructuring credit of $0.3 million was recorded for proceeds from a favorable legal settlement and net of reduction for support staff. The net earnings from discontinued operations includes a tax benefit from the resolution of certain international tax matters of $29.7 million, or $0.52 per share. The net earnings from continuing operations includes a tax benefit related to the approval of the Work Opportunity Tax Credit program of $1.7 million, or $0.03 per share.

In the first quarter of 2005 after-tax restructuring and other charges of $(1.1) million were incurred, or $(0.02) per share. In the fourth quarter of 2005, the net loss from discontinued operations includes estimated charges of $5.7 million, or $(0.09) per share, for working capital and warranty matters related to the 2004 disposal of Spherion’s operations in the United Kingdom and Asia/Pacific region. The net loss from discontinued operations also includes a tax benefit from operating activities of $3.8 million, or $0.07 per share.

SPHERION CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
	Balance at		Transferred		Balance at
	Beginning of	Charged to	(from) to Other		End of
Description	Period	Earnings	Accounts	Deductions	Period
Fiscal Year Ended December 31, 2006
Allowance for Doubtful Accounts	$4,708	$2,021	$ —	$3,375	$3,354
Valuation allowance on deferred tax assets	$32,660	$—	$ —	$2,984	$29,676
Fiscal Year Ended January 1, 2006
Allowance for Doubtful Accounts	$7,077	$4,902	$ —	$7,271	$4,708
Valuation allowance on deferred tax assets	$6,128	$26,532	$ —	$—	$32,660
Fiscal Year Ended December 31, 2004
Allowance for Doubtful Accounts	$6,671	$7,238	$ —	$6,832	$7,077
Valuation allowance on deferred tax assets	$5,653	$475	$ —	$—	$6,128

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in our principal accountants during the two most recent fiscal years or any subsequent interim period.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the corresponding Report of Independent Registered Public Accounting Firm are included in Item 8., Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B.               OTHER INFORMATION

On February 20, 2007, we entered into an Employment Agreement with John D. Heins. The employment agreement provides for employment at will and, accordingly, may be terminated by either party thereto at any time for any reason. However, the employment agreements provide, among other things, that if we terminate the executive “without cause” (as such term is defined in the agreements), the executive would receive a cash severance payment, payable in a lump sum, in an amount equal to his annual base salary, plus his prorated target annual incentive payment for the year in which termination occurs. Additionally, the employment agreement provides for base salary and annual incentive award targets (currently 60% of base salary) as determined from time to time at the sole discretion of the Compensation Committee. The form of Employment Agreement is filed as Exhibit 10.62 attached hereto.

On February 20, 2007, we amended the Employment Agreement and Change in Control Agreement with William J. Grubbs to reflect his new title of Executive Vice President. The form of Employment Agreement is filed as Exhibit 10.62 attached hereto. The form of Change in Control Agreement is filed as Exhibit 10.58 attached hereto.

On February 19, 2007, the Compensation Committee of our Board of Directors approved the following cash incentive payments in accordance with the 2006 incentive award plans for executive officers, copies of which are filed as Exhibits 10.3 and 10.4 to our Form 10-K for the fiscal year ended January 1, 2006: $468,366 to Roy G. Krause, $164,700 to William J. Grubbs, $125,377 to Lisa G. Iglesias, $159,377 to Mark W. Smith, and $174,291 to Byrne Mulrooney who will depart our company in March. In addition, on the same date the Compensation Committee approved a one-time cash payment of $50,000 to William J. Grubbs, in order to recognize his efforts in assuming responsibility for our Professional Services division after the group’s former president, Eric Archer, left our company in February 2006. The Compensation Committee also approved a one-time cash payment of $80,000 to John D. Heins, in accordance with the terms of his original offer of employment.

The Compensation Committee also approved the following equity award grants effective February 20, 2007 pursuant to our 2006 Stock Incentive Plan, a copy of which is filed as Appendix C to the Company’s Proxy Statement dated April 7, 2006: 200,000 stock options and 100,000 deferred restricted stock units to Roy G. Krause, 77,000 stock options and 34,000 deferred restricted stock units to William J. Grubbs, 34,000 stock options and 15,000 deferred restricted stock units to John D. Heins, 31,000 stock options and 13,000 deferred restricted stock units to Lisa G. Iglesias, and 63,000 stock options and 27,000 deferred restricted stock units to Mark W. Smith. All stock options have an exercise price equal to the fair market value of our common stock on the date of grant, which was $8.88 per share. The options have a seven-year term and become exercisable in three equal annual installments beginning with the first anniversary of the grant date. The form of Notice of Grant of Stock Options and Option Agreement is filed as Exhibit 99.1 to our Form 8-K filed on September 27, 2006. Deferred restricted stock units vest in three equal annual installments beginning with the first anniversary of the grant date, contingent on the Company meeting certain 2007 earnings per share targets. The form of Deferred Restricted Stock Unit Agreement is filed as Exhibit 10.9 attached hereto, however information regarding the earnings per share targets has been omitted from the exhibit and provided separately to the Securities and Exchange Commission.

On February 19, 2007, the Compensation Committee of the Board of Directors approved the following adjusted annual base salaries for the following executives: $385,000 for William J. Grubbs, $273,000 for John D. Heins, $263,000 for Lisa G. Iglesias, and $340,000 to Mark W. Smith.

PART III

Items 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I and certain information regarding our stock plans is contained in Part III, Item 12 below. The remaining information required by Items 10 and 12 and the information required by Items 11, 13 and 14 of this Part III is omitted because, no later than 120 days from December 31, 2006, we will file and distribute our definitive proxy statement for our 2007 annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes our stock options and deferred stock units to be issued upon exercise and the number of securities available for future issuances as of December 31, 2006:

Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options	options and deferred	(excluding securities
Plan Category	and deferred stock units	stock units	reflected in column (a))
Equity compensation plans approved by security holders	4,246,859	$9.69	5,260,459
Equity compensation plans not approved by security holders	831,696	—	—
Total	5,078,555	$8.10	5,260,459

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

The information required by Item 403 of Regulation S-K is omitted because, no later than 120 days from December 31, 2006, we will file and distribute our definitive proxy statement for our 2006 annual meeting of stockholders containing the information required by such Item.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           Items A through G and Schedule II are presented on the indicated pages of this Form 10-K Annual Report:

(1)          Financial Statements for Spherion Corporation and Subsidiaries:

(2)          Consolidated Financial Statement Schedule for Fiscal Years Ended 2006, 2005 and 2004:

Schedule II—Valuation and Qualifying Accounts	69

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the Consolidated Financial Statements or notes thereto.

(3)          Exhibits Required by Item 601 of Regulation S-K:

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

10.1*†	Spherion Corporation Corporate Executives Management 2007 Variable Pay Plan, filed as Exhibit 10.1 to Spherion’s Form 8-K filed on February 6, 2007, is incorporated herein by reference.
10.2

Form of Indemnification Agreement between Spherion and each director of Spherion, dated August 10, 1999 for all directors except James J. Forese, David R. Parker, Anne Szostak, and Barbara Pellow, filed as Exhibit 10.2 to Spherion’s Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference. The Indemnification Agreements for Messrs. Forese and Parker are dated February 25, 2003, Ms. Szostak’s Indemnification Agreement is dated March 21, 2005 and Ms. Pellow’s Indemnification Agreement is dated October 6, 2006.

10.3*†

Spherion Corporation Corporate Executives Management 2006 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.3 to Spherion’s Form 10-K for the fiscal year ended January 1, 2006 is incorporated herein by reference.

10.4*†

Spherion Corporation Line of Business Executive Management 2006 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.4 to Spherion’s Form 10-K for the fiscal year ended January 1, 2006 is incorporated herein by reference.

10.6*	Spherion Corporation 2006 Stock Incentive Plan filed as Appendix C to Spherion’s Proxy Statement dated April 7, 2006, is incorporated herein by reference.

10.7*	Spherion Corporation Director Deferred Restricted Stock Unit Agreement filed as Exhibit 99.1 to Spherion’s Form 8-K filed July 3, 2006, is incorporated herein by reference.
10.8*	Spherion Corporation revised form of Notice of Grant of Stock Options and Option Agreement filed as Exhibit 99.1 to Spherion’s Form 8-K filed September 27, 2006, is incorporated herein by reference.
10.9*†	Spherion Corporation form of Deferred Restricted Stock Unit Agreement based on Corporate EPS Vesting Criteria, filed as Exhibit 10.9 attached hereto.
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

10.57*

Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.57 to Spherion’s Form 10-K for the fiscal year ended January 1, 2006 is incorporated herein by reference.

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

10.68*†

Spherion Corporation form of Deferred Stock Agreement with performance based vesting criteria, filed as Exhibit 10.68 to Spherion’s Form 10-K for the fiscal year ended January 1, 2006, is incorporated herein by reference.

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

11	See “Earnings Per Share” in Note 11 of the Notes to Consolidated Financial Statements included herein.
21	Subsidiaries of Spherion, filed as Exhibit 21 attached hereto.
23.1	Consent of Deloitte & Touche LLP, filed as Exhibit 23.1 attached hereto.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.
32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32 attached hereto.

*                    This Exhibit is a management contract or compensatory plan or arrangement.

†                    Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(b)          EXHIBITS FILED WITH THIS FORM

Exhibit Number	Exhibit Name
10.9*†	Spherion Corporation form of Deferred Restricted Stock Unit Agreement based on Corporate EPS Vesting Criteria.
10.58*	Form of Restated Change in Control Agreement by and between Spherion and the individuals listed on Schedule A.
10.62*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A.
21	Subsidiaries of Spherion.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPHERION CORPORATION
February 23, 2007	By	/s/ ROY G. KRAUSE
Roy G. Krause
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spherion and in the capacities and on the date indicated.

Signature	Title
/s/ STEVEN S. ELBAUM	Chairman and Director
Steven S. Elbaum
/s/ WILLIAM F. EVANS	Director
William F. Evans
/s/ JAMES J. FORESE	Director
James J. Forese
/s/ ROY G. KRAUSE	Director
Roy G. Krause
/s/ J. IAN MORRISON	Director
J. Ian Morrison
/s/ DAVID R. PARKER	Director
David R. Parker
/s/ BARBARA PELLOW	Director
Barbara Pellow
/s/ M. ANNE SZOSTAK	Director
M. Anne Szostak
/s/ A. MICHAEL VICTORY	Director
A. Michael Victory

(Signed as to each on February 23, 2007)

Signature	Title
/s/ ROY G. KRAUSE	President and Chief Executive Officer
Roy G. Krause
/s/ MARK W. SMITH	Senior Vice President and
Mark W. Smith	Chief Financial Officer (principal financial and accounting officer)

(Signed as to each on February 23, 2007)