Form 10-Q
period 2007-04-01
SPHERION CORP
filed 2007-05-10
CIK 914536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding on April 27, 2007 was 56,391,914.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 1,	April 2,
	2007	2006
Revenues	$464,483	$464,249
Cost of services	356,789	359,678
Gross profit	107,694	104,571

Selling, general and administrative expenses	101,598	101,200
Interest expense	1,951	484
Interest income	(1,283)	(1,042)
	102,266	100,642

Earnings from continuing operations before income taxes and discontinued operations	5,428	3,929
Income tax expense	(2,660)	(1,690)

Earnings from continuing operations before discontinued operations	2,768	2,239
(Loss) earnings from discontinued operations, net of tax	(162)	664

Net earnings	$2,606	$2,903

Earnings per share-Basic:
Earnings from continuing operations before discontinued operations	$0.05	$0.04
(Loss) earnings from discontinued operations	—	0.01
	$0.05	$0.05

Earnings per share-Diluted:
Earnings from continuing operations before discontinued operations	$0.05	$0.04
(Loss) earnings from discontinued operations	—	0.01
	$0.05	$0.05

Weighted-average shares used in computation of earnings per share:
Basic	56,551	58,466
Diluted	57,090	59,338

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	April 1,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$61,398	$54,640
Receivables, less allowance for doubtful accounts of $3,896 and $3,354, respectively	268,652	274,185
Deferred tax asset	11,390	11,462
Insurance deposit	23,192	24,501
Other current assets	18,219	16,414
Total current assets	382,851	381,202
Goodwill	51,427	49,703
Property and equipment, net of accumulated depreciation of $96,281 and $93,723, respectively	83,922	87,291
Deferred tax asset	121,223	122,867
Insurance deposit	24,085	25,177
Other assets	26,860	27,147
	$690,368	$693,387
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$74,544	$78,368
Accrued salaries, wages and payroll taxes	57,958	59,062
Accrued insurance reserves	22,030	22,368
Accrued income tax payable	1,741	3,512
Current portion of long-term debt and other short-term borrowings	1,834	2,068
Accrued restructuring and other current liabilities	13,038	8,555
Total current liabilities	171,145	173,933
Long-term debt, net of current portion	2,247	2,377
Accrued insurance reserves	19,588	20,292
Deferred compensation	18,568	18,984
Other long-term liabilities	4,072	6,659
Total liabilities	215,620	222,245

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 8,935,698 and 8,777,220 shares, respectively	(79,252)	(77,856)
Additional paid-in capital	845,433	844,735
Accumulated deficit	(295,759)	(300,060)
Accumulated other comprehensive income	3,673	3,670
Total stockholders’ equity	474,748	471,142
	$690,368	$693,387

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	April 1,	April 2,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,606	$2,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations gain on disposal, net of income tax	(21)	(1,300)
Depreciation and amortization	5,745	5,397
Deferred income tax expense	2,251	1,594
Share-based compensation	813	917
Other non-cash charges	1,268	782
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	5,510	29,213
Other assets	(256)	(11,092)
Income tax receivable	—	2,853
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(8,329)	(13,265)
Net cash provided by operating activities	9,587	18,002
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,004
Acquisitions, net of cash acquired	(63)	(551)
Capital expenditures, net	(2,319)	(6,917)
Insurance reimbursements	2,449	3,792
Other	(653)	808
Net cash provided by investing activities	(586)	(1,864)
Cash flows from financing activities:
Debt repayments, net	(646)	(980)
Proceeds from exercise of employee stock options	147	623
Purchases of treasury stock	(1,778)	(14,144)
Net cash used in financing activities	(2,277)	(14,501)
Effect of exchange rates on cash and cash equivalents	34	(81)
Net increase in cash and cash equivalents	6,758	1,556
Cash and cash equivalents, beginning of period	54,640	30,163
Cash and cash equivalents, end of period	$61,398	$31,719

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

These statements have been prepared in accordance with the accounting policies described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and should be read in conjunction with the Consolidated Financial Statements and notes included therein.  These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

New Accounting Pronouncements

In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued.  SFAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  SFAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Spherion is currently evaluating the requirements of SFAS No. 159 and the potential impact on its financial condition or results of operations.

2. Income Taxes

Spherion adopted the provisions of FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on January 1, 2007.  As a result of the implementation of FIN 48, Spherion recognized a decrease of approximately $1.7 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit.  After adjustment, the gross liability for unrecognized tax benefits at January 1, 2007 was $1.8 million. Of this total, $1.2 million (net of the federal benefit on state tax issues) would impact Spherion’s effective tax rate if it is ultimately determined that no liability exists.

Spherion files income tax returns in the U.S. federal jurisdiction and most states.  Spherion files tax returns in Canada and continues to file tax returns in certain foreign jurisdictions as it completes the wind down of legal entities related to business units sold in prior years.  Spherion is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The Internal Revenue Service (“IRS”) has completed examinations of Spherion’s tax returns through the 2004 tax year, and all adjustments have been recorded.  In years 2002 through 2004, however, Spherion reported a net operating loss, and those losses will be subject to re-examination in the years in which they are utilized to offset future income.

Spherion recognizes interest and penalties accrued with respect to unrecognized tax benefits in income tax expense.  The total amount of interest and penalties recorded as of January 1, 2007 was $0.3 million; the amount of additional interest expense recorded in the first quarter of 2007 was immaterial.  Spherion reasonably expects that it will resolve several state audits during the next twelve months, and that the impact will be to reduce the balance of unrecognized tax benefits by approximately $0.5 million.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

3. Segment Information

Spherion has two operating segments: Staffing Services and Professional Services.  Spherion evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit.  Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income and income taxes.  All material intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Earnings.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenues:
Staffing Services	$339,194	$345,416
Professional Services	125,289	118,833
Segment revenue	$464,483	$464,249
Gross profit:
Staffing Services	$66,623	$66,176
Professional Services	41,071	38,395
Segment gross profit	$107,694	$104,571
Segment operating profit:
Staffing Services	$2,786	$1,455
Professional Services	6,540	5,586
Segment operating profit	9,326	7,041

Unallocated corporate costs	(3,190)	(3,599)
Amortization expense	(40)	(71)
Interest expense	(1,951)	(484)
Interest income	1,283	1,042
Earnings from continuing operations before income taxes and discontinued operations	$5,428	$3,929

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

4. Comprehensive Income

The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Net earnings	$2,606	$2,903

Other comprehensive gain (loss):
Foreign currency translation adjustments arising during the period	3	(192)

Total comprehensive income	$2,609	$2,711

5. Earnings Per Share

Basic earnings per share are computed by dividing Spherion’s earnings by the weighted-average number of shares outstanding during the period.  When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings by the weighted-average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and deferred and restricted stock units.  The dilutive impact of share-based compensation is determined by applying the “treasury stock” method.  A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Weighted-average shares outstanding - Basic	56,551	58,466

Effect of dilutive options and nonvested stock	539	872
Weighted-average shares outstanding - Diluted	57,090	59,338

Anti-dilutive options not included above	2,664	1,873

6. Stockholders’ Equity

In February 2007, the Board of Directors authorized the Company to repurchase shares of its common stock as needed to mitigate the dilutive impact of shares issued under our various employee benefit plans.  The repurchases are limited to a maximum of 50,000 shares of common stock per week.  During the three months ended April 1, 2007, Spherion purchased 0.2 million shares for approximately $1.8 million at an average price of $8.86.

In May 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock.  Share repurchases were made from time to time in open-market transactions or in privately negotiated transactions.  During the three months ended April 2, 2006, Spherion purchased 1.4 million shares for approximately $14.1 million at an average price per share of $10.28. As of July 2006, all six million shares under the May 2005 program were repurchased.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

7. Discontinued Operations

Results from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings are as follows (in thousands):

	Three Months Ended
	April 1, 2007			April 2, 2006
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Pre-tax (loss) earnings from operations	$(306)	$5	$(301)	$(352)	$(690)	$(1,042)
Pre-tax gain on disposal	—	35	35	1,654	64	1,718
Income tax benefit (expense)	120	(16)	104	(256)	244	(12)
Net (loss) earnings from discontinued operations	$(186)	$24	$(162)	$1,046	$(382)	$664

There were no significant changes in discontinued operations during the first quarter of 2007.  Activity in the first quarter of 2006 primarily relates to the receipt of $1.0 million in final contingent proceeds from the sale of the court reporting business as the purchaser achieved revenue growth targets.

8. Legal Proceedings and Contingencies

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

We currently own 85% of our Canadian operation and have a put/call agreement with the minority interest shareholder for the remaining 15% interest in the business.  In the first quarter of 2007, we came to an agreement in principle with the minority interest shareholder to acquire the remaining 15% effective at the end of the second quarter.  The purchase price is expected to approximate $5.2 million at current exchange rates for the remaining 15% interest and will be paid during the third and fourth quarters of the current fiscal year and is recorded in the attached Condensed Consolidated Balance Sheet in other current liabilities.  During the quarter we recorded $1.5 million in interest expense to adjust the related liability to the agreed purchase price in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

One state is examining Spherion’s prior year unemployment tax rates and the claim raised by the state approximates $2.0 million plus potential interest and penalties.  As of April 1, 2007, Spherion had $1.6 million accrued as its best estimate of losses it expects to incur as a result of this matter.

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

•              Off-Balance Sheet Arrangements

•              Critical Accounting Policies

•              New Accounting Pronouncements

•              Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic objectives during the first quarter of 2007 was as follows:

•          First, continue to grow small and mid-sized account segment:  Revenue from small to mid-sized accounts (customers that do business with Spherion of $5 million or less, annually) grew about 3.0% compared with the prior year.  The targeted small to mid-sized customer segment comprised 51.9% of revenue for the three months ended April 1, 2007 compared with 50.3% for the three months ended April 2, 2006.

•          Second, emphasize higher margin services:  We continue to focus on providing additional services to existing accounts, particularly for higher value professional services and recruitment process outsourcing (RPO).  Our professional services business unit grew 5.4% in the first quarter of 2007, with much of that from small to mid-sized customers, and our RPO business grew 70.0% year over year.  Overall, gross profit margin was 23.2%, an increase of 70 basis points compared with the prior year.  The 70 basis point increase in gross profit margin is primarily due to (i) a shift in service mix to higher margin Professional Services, permanent placement revenue and RPO (60 basis points) and (ii) lower employee benefit costs, including health and welfare costs and workers’ compensation costs (30 basis points) partially offset by (iii) lower Staffing Services temporary staffing pay/bill spreads (20 basis points).

•          Third, continue improving operating leverage:  Selling, general and administrative expenses were about flat compared with the prior year.  Higher employee costs due to the addition of new sales staff during the second and third quarters of 2006, along with higher commissions due to increased permanent placement revenues were partially offset by lower employee costs, including health and welfare costs and workers’ compensation costs.  Selling, general and administrative expense as a percentage of gross profit were 94.3% during the first three months of 2007, down 250 basis points compared with the same 2006 period.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended April 1, 2007 Compared with April 2, 2006

•                  Revenue increased $0.2 million to $464.5 million in 2007 from $464.2 million in the same 2006 period.

➢              Staffing Services revenues decreased 1.8% while Professional Services revenues increased 5.4%. Small to mid-sized accounts grew 12.0% within Professional Services and were flat within Staffing Services.  Large accounts were down about 3.0% overall within both segments.

➢              Temporary employment slightly increased by 0.2% in the first quarter of 2007 as estimated by the Bureau of Labor Statistics.  The Company’s combined temporary staffing revenue decreased 1.0% year over year.

•                  Gross profit in 2007 was $107.7 million, up 3.0% from the prior year.  Gross profit margin increased to 23.2% in 2007 compared with 22.5% for the same period in 2006.  Gross profit margins increased due to:

➢              An increase in higher margin services including Professional Services, permanent placement and RPO in 2007 (60 basis points).

➢              Lower employee benefit costs, including health and welfare costs and workers’ compensation costs (30 basis points).

➢              These increases were partially offset by lower Staffing Services temporary staffing pay/bill spreads (20 basis points).

•                  Selling, general and administrative expenses increased $0.4 million to $101.6 million in 2007 from $101.2 million in the same period in 2006.  As a percentage of gross profit, these costs decreased to 94.3% from 96.8% for the same period in 2006.  Costs as a percentage of gross profit were impacted as follows:

➢              Within Professional Services, costs as a percentage of gross profit were 84.1% compared to 85.5% and decreased due to improved cost leveraging.

➢              For Staffing Services, costs as a percentage of gross profit were 95.8% compared to 97.8% due to cost reduction activities undertaken in the fourth quarter of 2006.

•                  Net interest expense was $0.7 million in 2007 compared with net interest income of $0.6 million for 2006.  The change from net interest income in 2006 to net interest expense in 2007 is primarily due to $1.5 million of interest expense recorded during the quarter to adjust the purchase obligation for the 15% of our Canadian business not currently owned by the Company to the expected purchase price of approximately $5.2 million.  The interest was recorded in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

•                  Our effective tax rate from continuing operations was 49.0% and increased from the prior year rate of 43.0% due to non-deductible interest expense related to the purchase of the remaining 15% interest in our Canadian operations in 2007, partially offset by the benefit of work opportunity tax credits (as the legislation had not been passed during the first quarter of 2006) and a lower amount of non-deductible stock option expense. We expect the effective tax rate to be 40.0% for the remainder of 2007.

•                  Earnings from continuing operations were $0.05 per share for the three months ended April 1, 2007 compared with $0.04 per share in the same period in 2006.

•                  Days Sales Outstanding (DSO, a measure of how quickly accounts receivable are collected) increased to 53 days as of April 1, 2007 from 50 days as of December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Discontinued Operations

For the three months ended April 1, 2007 and April 2, 2006, discontinued operations had pre-tax operating losses of $0.3 million and $1.0 million, respectively.

See Note 7, “Discontinued Operations,” in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit.  Segment operating profit from continuing operations is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income and income taxes.  All material intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Earnings.

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes and discontinued operations for the periods indicated were as follows (in thousands):

	Three Months Ended
	April 1, 2007		April 2, 2006
		% of		% of
		Total		Total
Revenue:
Staffing Services	$339,194	73.0%	$345,416	74.4%
Professional Services	125,289	27.0%	118,833	25.6%
Total	$464,483	100.0%	$464,249	100.0%

		% of		% of
		Revenues		Revenues
Gross profit:
Staffing Services	$66,623	19.6%	$66,176	19.2%
Professional Services	41,071	32.8%	38,395	32.3%
Total	$107,694	23.2%	$104,571	22.5%

Segment operating profit:
Staffing Services	$2,786	0.8%	$1,455	0.4%
Professional Services	6,540	5.2%	5,586	4.7%
Total	9,326	2.0%	7,041	1.5%
Unallocated corporate costs	(3,190)		(3,599)
Amortization expense	(40)		(71)
Interest expense	(1,951)		(484)
Interest income	1,283		1,042
Earnings from continuing operations before income taxes and discontinued operations	$5,428		$3,929

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Segment Operating Results

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended
	April 1, 2007		April 2, 2006
		% of		% of
		Total		Total
Revenue by Skill:
Clerical	$220,695	65.1%	$219,784	63.6%
Light industrial	118,499	34.9%	125,632	36.4%
Segment revenue	$339,194	100.0%	$345,416	100.0%

Revenue by Service:
Temporary staffing	$286,035	84.3%	$295,332	85.5%
Managed services	47,858	14.1%	45,244	13.1%
Permanent placement	5,301	1.6%	4,840	1.4%
Segment revenue	$339,194	100.0%	$345,416	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary staffing	16.2%		16.1%
Managed services	31.5%		30.3%
Permanent placement	100.0%		100.0%
Total Staffing Services	19.6%		19.2%

Three Months Ended April 1, 2007 Compared with April 2, 2006

Revenues — Staffing Services revenue decreased 1.8% to $339.2 million in the first quarter of 2007 from $345.4 million in the same period of the prior year.  The decrease is primarily due to a decrease in demand from several large domestic customers and a decrease with light industrial customers in our Canadian operations.

•          By skill — Clerical revenue increased 0.4% and light industrial revenue decreased 5.7% from prior year levels.  The increase in clerical revenue is primarily due to higher RPO activity.  The decrease in light industrial revenue was attributable to the lower revenues with some of our customers in the technology industry.

•          By service — Temporary staffing revenue decreased 3.1% compared with the same period in 2006 due to a decrease in revenue from large accounts partially offset by growth from small to mid-sized customers.  Managed services revenue increased 5.8% to $47.9 million in the first quarter of 2007 from $45.2 million for the same period in the prior year.  The increase in managed services revenue was primarily due to a 70.0% increase in RPO revenues compared with the same period in the prior year.  Permanent placement revenue increased 9.5% over the prior year primarily due to the addition of recruiters, particularly in Canada.

Gross Profit — Gross profit increased 0.7% to $66.6 million from $66.2 million in the same period last year in spite of the 1.8% revenue decrease.  The overall gross profit margin was 19.6% in 2007 compared with 19.2% in the same prior year period.  The increase of 40 basis points in the overall gross profit margin was primarily due to growth of permanent placement and higher margin and volume in managed services, specifically RPO (30 basis points) and lower payroll taxes and employee benefits, including worker’s compensation costs (30 basis points), partially offset by lower temporary staffing pay/bill spreads (20 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Segment Operating Profit — Staffing Services segment operating profit was $2.8 million compared with $1.5 million in the same period of the prior year.  The increase from prior year was due to the increase in gross profit of $0.4 million as described above and lower operating expenses of $0.9 million.  Decreases in operating expenses were primarily related to lower employee costs due to cost reduction activities undertaken in late 2006 partially offset by increased bad debt expense.  Operating expenses as a percentage of gross profit decreased to 95.8% compared with 97.8% in the same period of the prior year.

Outlook — Our major focus for the remainder of 2007 will be profitable revenue growth and increasing our operational effectiveness.  We are continuing to focus our resources on small and mid-sized customers where pricing tends to be more favorable.  In our larger account base we will continue to focus on stabilizing revenues.  The market for RPO opportunities appears to be favorable and we continue to win new business.  Going forward, we are improving our efficiency in both the field and administration to reduce our expense structure.  Despite these efforts, there is no assurance that revenues will grow or segment operating profit will expand for the remainder of 2007.

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended
	April 1, 2007		April 2, 2006
		% of		% of
		Total		Total
Revenue by Skill:
Information Technology	$82,417	65.8%	$76,053	64.0%
Finance & Accounting	26,283	21.0%	26,619	22.4%
Other	16,589	13.2%	16,161	13.6%
Segment Revenues	$125,289	100.0%	$118,833	100.0%

Revenue by Service:
Temporary Staffing	$111,719	89.2%	$106,354	89.5%
Permanent Placement	13,570	10.8%	12,479	10.5%
Segment Revenues	$125,289	100.0%	$118,833	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	24.6%		24.4%
Permanent Placement	100.0%		100.0%
Total Professional Services	32.8%		32.3%

Three Months Ended April 1, 2007 Compared with April 2, 2006

Revenues — Professional Services revenue increased 5.4% to $125.3 million in the first quarter of 2007 from $118.8 million in the same period of the prior year.  The increase in revenues was mostly attributable to temporary staffing revenues, which increased $5.4 million, as customer demand continued to be strong, particularly with small to mid-sized customers which grew 12.0%.

•            By skill — Information technology (“IT”) increased 8.4% from the same period in the prior year due to increased demand in temporary staffing and permanent placement services.  Finance and accounting decreased approximately 1.3% compared with the same period in the prior year primarily due to lower financial services demand.  Revenue from other skills increased primarily due to increased demand in the human resources, engineering and sales and marketing sectors.

•            By service — Temporary staffing increased 5.0% primarily due to continued demand for IT personnel.  Permanent placement revenue increased 8.7% to meet demand for IT skills.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Gross Profit — Professional Services gross profit increased 7.0% to $41.1 million in the first quarter of 2007 from $38.4 million in the same prior year period.  The overall gross profit margin was 32.8% in 2007 compared with 32.3% in the same period of the prior year.  This 50 basis point increase in gross profit margin was primarily due to a change in service mix due to faster growth of permanent placement services (20 basis points), lower employee benefit costs (20 basis points) and higher temporary staffing pay/bill spreads (10 basis points).

Segment Operating Profit — Professional Services segment operating profit was $6.5 million compared with $5.6 million in the same period of the prior year.  The increase in operating profit from the prior year was due to the increase in gross profit of $2.7 million partially offset by higher operating expenses of $1.8 million; operating expenses as a percentage of gross profit were down 140 basis points to 84.1%.  The increase in operating expenses was primarily due to increased commissions as a result of higher volume and the addition of new sales staff and recruiters during 2006.  This increase was partially offset by lower bad debt expense.

Outlook — For the past two years, we have made significant investments by adding recruiters to capitalize on opportunities in the marketplace and drive revenue and gross profit growth.  These additions may help drive future revenue growth, although recruiter productivity and customer demand will play a significant role in our future ability to continue growing.  Growth in IT for the remainder of 2007 is expected to continue, however, it will largely depend on our ability to continue penetrating existing client relationships and customer project related spending.  There is no assurance that revenues or segment operating profit for the Professional Services segment will continue to grow at the same pace.

Unallocated Corporate Costs

Unallocated corporate costs were $3.2 million and $3.6 million in the first quarters of 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Flows

As of April 1, 2007, we had total cash available of $61.4 million (an increase of $6.8 million from December 31, 2006).  Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Cash Provided By:
Operating activities	$9,587	$18,002
Investing activities	(586)	(1,864)
Financing activities	(2,277)	(14,501)
Effect of exchange rates	34	(81)
Net increase in cash and cash equivalents	$6,758	$1,556

Operating cash flows

Operating cash flows of $9.6 million for the first quarter of 2007 were comprised primarily of $2.6 million of earnings, plus non-cash depreciation and amortization of $5.7 million, non-cash deferred income tax expense of $2.3 million and non-cash share-based compensation of $0.8 million partially offset by an increase in working capital items of $3.1 million.  The $3.1 million increase in working capital items is due to the reduction of normally higher year end account payables partially offset by a decrease in receivables.  Decreases in accounts receivable from normal seasonal declines in revenue were partially offset by a DSO increase to 53 days from the end of 2006 DSO of 50 days.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Operating cash flows of $18.0 million for the first quarter of 2006 were primarily comprised of earnings, excluding the gain on disposal of discontinued operations of $1.7 million, plus non-cash depreciation and amortization of $5.4 million, a reduction in working capital of $7.7 million and non-cash deferred income tax expense of $1.6 million.  Working capital was reduced primarily due to lower accounts receivable as a result of declining revenue and a one-day improvement in DSO during the quarter.  Working capital was also used to fund $10.7 million in a portfolio of mutual funds, classified as trading securities, to fully fund the Company’s non-qualified deferred compensation plan, and to reduce accounts payable and accrued liabilities.

Investing cash flows

Cash used in investing activities of $0.6 million for the first quarter of 2007 was primarily due to capital expenditures of $2.3 million which primarily relate to network upgrades to improve telecommunication bandwidth and front and back office software initiatives to improve productivity and enhance our abilities to work with customers and candidates and loans to licensee and franchises of $0.6 million, partially offset by reimbursements from insurance companies of $2.4 million.

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

Financing cash flows

Financing cash used for the first quarter of 2007 of $2.3 million was primarily due to the repurchase of common stock of $1.8 million.

Financing cash used for the first quarter of 2006 of $14.5 million was primarily due to the repurchase of common stock of $14.1 million.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements.  However, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of our domestic accounts receivable.  At our option, the amount available can be increased to $300.0 million.  As of April 1, 2007, there were no amounts outstanding under this facility.  Our total availability was $156.3 million (calculated as eligible receivables of $200.4 million, less: amounts outstanding, if any, letters of credit of $16.7 million and a one week payroll reserve of $27.4 million).  Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.6% (LIBOR plus a spread) or approximately 8.0% (prime plus a spread) as of April 1, 2007.  We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit as well as a letter of credit fee of 0.25% per annum.  This line of credit expires in 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2007.  This facility provides up to CAD$13.0 million of financing (approximately $11.3 million at current exchange rates).  As of April 1, 2007, there were no borrowings outstanding under this facility.  As of April 1, 2007, the interest rate for amounts borrowed on this facility would have approximated 7.0% (Canadian prime plus a spread).  A commitment fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit.  We guarantee the Canadian dollar revolving line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants.  These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected.  At April 1, 2007, we were in compliance with the requirements of these covenants.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  However, we have expanded our disclosure related to our self-insurance activities as follows:

Accrued self insurance losses—We retain a portion of the risk under our workers’ compensation, general liability, professional liability, employment practices liability and health benefits insurance programs.  Estimated losses for workers’ compensation, general liability and employment practices liability have been discounted at 4.8% and 4.4% at December 31, 2006 and January 1, 2006, respectively.  Recording reserves for self insured losses involves a considerable amount of judgment.  In developing the reserves, we use estimates from external actuaries for most of our accruals under the following circumstances: (i) when the accruals are sufficiently material, (ii) when there is an adequate population of claims upon which to prepare actuarial estimates and (iii) when the claims develop over a longer period of time.  For all other accruals we base our reserves on internal estimates.  Factors that can affect our reserves are as follows:

•                  The cost of benefits under the workers’ compensation programs are regulated under state law and are subject to change.  Legislation can have a significant impact on our ability to control costs related to the amount and frequency of service, the amount of benefits paid if the employee is unable to work and our ability to put the employee back to work.  As legislation changes, our estimated liabilities will change.

•                  Loss estimates from actuaries are primarily based on the historical pattern of losses, including both the frequency and severity of claims.  Changes in loss patterns must often be consistently exhibited over a period of time before they are fully reflected in the reserves.  Claims can also take a number of years to fully develop until the final loss is known.  Changes to loss estimates reserve levels can occur several years after the loss has occurred.  A 10% change in either the frequency or severity of claims for one year at current activity levels would impact workers’ compensation expense by approximately $1.3 million.

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

Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to cost of services for billable temporary staff and/or selling, general and administrative expenses for selling and administrative staff in the period determined.  The Company monitors the impact of reserve changes on its results of operations and over time such reserve changes tend to be insignificant to overall gross profits.  During the first quarters of 2007 and 2006 our workers’ compensation costs were reduced by $0.9 million and $1.0 million of adjustments to prior year reserves, respectively.  Due to the judgment used in recording these reserves, the ultimate amount of reserves that are needed could differ significantly from our original estimate and could result in future charges or credits to amounts recorded in cost of services and/or selling, general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

New Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued.  SFAS No. 159 enables companies to report selected financial assets and liabilities at their fair value.  This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings.  SFAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Spherion is currently evaluating the requirements of SFAS No. 159 and the potential impact on its financial condition or results of operations.

Forward-Looking Statements — Safe Harbor

In evaluating our business, you should carefully consider the following factors in addition to the information contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.  This Quarterly Report on Form 10-Q may include “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects.  Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved.  Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.  All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2006.  Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a complete discussion of our exposures to market risk.

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

There has been no change in our internal control over financial reporting during the quarter ended April 1, 2007, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

		Average	Total Number of	Maximum Number
	Total	Price	Shares Purchased	of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program	the Program(1)
Month 1
January 1, 2007 through January 28, 2007	—	$—	—	—
Month 2
January 29, 2007 through February 25, 2007	—	—	—	—
Month 3
February 26, 2007 through April 1, 2007	200,000	8.86	200,000	—
Total	200,000	$8.86	200,000	—

(1)                                  In February 2007, the Board of Directors authorized the Company to repurchase shares of its common stock as needed to mitigate the dilutive impact of shares issued under our various employee benefit plans.  The repurchases are limited to a maximum of 50,000 shares of common stock per week.  The program shall expire on February 20, 2009.

ITEM 6.  EXHIBITS

(a)          Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
10.1*†	Spherion Corporation Corporate Executives Management 2007 Variable Pay Plan, filed as an Exhibit 10.1 to Spherion’s Form 8-K filed on February 6, 2007, is incorporated herein by reference.

10.10*†	Separation Agreement effective March 7, 2007, by and between Spherion and Byrne K. Mulrooney, filed as Exhibit 10.10 attached hereto.

10.20*	First Amendment, dated January 10, 2007, to the Spherion Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005, filed as Exhibit 10.20 attached hereto.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32 attached hereto.

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

SPHERION CORPORATION
(Registrant)

Date: May 10, 2007	By:	/s/ Mark W. Smith
Mark W. Smith
Senior Vice President and Chief Financial Officer
(duly authorized officer, principal financial and accounting officer)