Form 10-Q
period 2007-07-01
SPHERION CORP
filed 2007-08-06
CIK 914536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding on July 27, 2007 was 56,205,785.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	July 1,	July 2,
	2007	2006
Revenues	$478,477	$470,766
Cost of services	359,817	359,331
Gross profit	118,660	111,435

Selling, general and administrative expenses	107,650	103,937
Interest expense	381	506
Interest income	(1,194)	(1,084)
Restructuring and other charges	—	(303)
	106,837	103,056

Earnings from continuing operations before income taxes	11,823	8,379
Income tax expense	(4,434)	(3,556)

Earnings from continuing operations	7,389	4,823
Loss from discontinued operations, net of tax	(3,977)	(1,212)

Net earnings	$3,412	$3,611

Earnings per share, Basic and Diluted:
Earnings from continuing operations	$0.13	$0.08
Loss from discontinued operations	(0.07)	(0.02)
	$0.06	$0.06

Weighted average shares used in computation of earnings per share:
Basic	56,334	57,320
Diluted	57,091	57,991

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, in thousands, except per share amounts)

	Six Months Ended
	July 1,	July 2,
	2007	2006
Revenues	$940,346	$932,120
Cost of services	715,965	718,347
Gross profit	224,381	213,773

Selling, general and administrative expenses	207,310	203,244
Interest expense	2,332	990
Interest income	(2,477)	(2,126)
Restructuring and other charges	—	(303)
	207,165	201,805

Earnings from continuing operations before income taxes	17,216	11,968
Income tax expense	(7,080)	(5,114)

Earnings from continuing operations	10,136	6,854
Loss from discontinued operations, net of tax	(4,118)	(340)

Net earnings	$6,018	$6,514

Earnings per share, Basic and Diluted:
Earnings from continuing operations	$0.18	$0.12
Loss from discontinued operations	(0.07)	(0.01)
	$0.11	$0.11

Weighted average shares used in computation of earnings per share:
Basic	56,444	57,899
Diluted	57,092	58,671

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	July 1,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$65,141	$54,640
Receivables, less allowance for doubtful accounts of $3,998 and
$3,354, respectively	262,482	274,185
Deferred tax asset	10,798	11,462
Insurance deposit	19,521	24,501
Other current assets	19,865	16,414
Total current assets	377,807	381,202
Goodwill	61,437	49,703
Property and equipment, net of accumulated depreciation of $101,651 and $93,723, respectively	80,444	87,291
Deferred tax asset	119,674	122,867
Insurance deposit	18,271	25,177
Other assets	29,468	27,147
	$687,101	$693,387
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$65,205	$78,368
Accrued salaries, wages and payroll taxes	61,380	59,062
Accrued insurance reserves	20,433	22,368
Accrued income tax payable	891	3,512
Current portion of long-term debt and other short-term borrowings	1,309	2,068
Other current liabilities	15,334	8,555
Total current liabilities	164,552	173,933
Long-term debt, net of current portion	2,349	2,377
Accrued insurance reserves	19,764	20,292
Deferred compensation	18,008	18,984
Other long-term liabilities	3,468	6,659
Total liabilities	208,141	222,245

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 9,167,231 and 8,777,220 shares, respectively	(81,712)	(77,856)
Additional paid-in capital	846,137	844,735
Accumulated deficit	(292,347)	(300,060)
Accumulated other comprehensive income	6,229	3,670
Total stockholders’ equity	478,960	471,142
	$687,101	$693,387

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	July 1,	July 2,
	2007	2006
Cash flows from operating activities:
Net earnings	$6,018	$6,514
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations	1,321	323
Discontinued operations goodwill impairment, net of income tax	2,552	—
Depreciation and amortization	11,547	10,857
Deferred income tax expense	6,380	4,260
Restructuring charges	—	275
Share-based compensation	1,986	1,610
Other non-cash charges	2,847	1,144
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	11,776	23,161
Other assets	(986)	(10,553)
Income tax receivable	—	3,203
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(18,410)	(18,703)
Net cash provided by operating activities	25,031	22,091
Cash flows from investing activities:
Proceeds from sale of discontinued operations	100	1,004
Acquisitions, net of cash acquired	(16,749)	(555)
Capital expenditures, net	(3,955)	(11,972)
Insurance reimbursements	12,146	7,902
Other	(342)	788
Net cash used in investing activities	(8,800)	(2,833)
Cash flows from financing activities:
Debt repayments, net	(1,666)	(1,548)
Proceeds from exercise of employee stock options	2,287	1,540
Purchases of treasury stock	(7,094)	(27,299)
Other, net	176	—
Net cash used in financing activities	(6,297)	(27,307)
Effect of exchange rates on cash and cash equivalents	567	139
Net increase (decrease) in cash and cash equivalents	10,501	(7,910)
Cash and cash equivalents, beginning of period	54,640	30,163
Cash and cash equivalents, end of period	$65,141	$22,253

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

These statements have been prepared in accordance with the accounting policies described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and should be read in conjunction with the Consolidated Financial Statements and notes included therein.  These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  As discussed in Note 7, “Discontinued Operations,” a certain portion of Spherion’s operations have been reclassified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and accordingly, prior period operating results have been reclassified.

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

Spherion recognizes interest and penalties accrued with respect to unrecognized tax benefits in income tax expense.  The total amount of interest and penalties recorded as of January 1, 2007 was $0.3 million; the Company did not record any additional interest expense in the second quarter of 2007.  Spherion resolved several state audits during the second quarter, and as a result the balance of unrecognized tax benefits was reduced to $1.2 million at the end of the quarter.  Of this total, $0.8 million (net of the federal benefit on state tax issues) would impact Spherion’s effective tax rate if it is ultimately determined that no liability exists.  It is a reasonable possibility that the amounts of unrecognized tax benefits will increase or decrease in the next 12 months, but an estimate of such an increase or decrease is not possible.

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
Staffing Services	$346,303	$346,763	$682,883	$689,284
Professional Services	132,174	124,003	257,463	242,836
Segment revenue	$478,477	$470,766	$940,346	$932,120
Gross profit:
Staffing Services	$72,596	$70,142	$137,246	$134,085
Professional Services	46,064	41,293	87,135	79,688
Segment gross profit	$118,660	$111,435	$224,381	$213,773
Segment operating profit:
Staffing Services	$8,704	$4,770	$11,455	$5,885
Professional Services	7,425	6,714	13,965	12,300
Segment operating profit	16,129	11,484	25,420	18,185

Unallocated corporate costs	(4,911)	(3,941)	(8,101)	(7,540)
Amortization expense	(208)	(45)	(248)	(116)
Interest expense	(381)	(506)	(2,332)	(990)
Interest income	1,194	1,084	2,477	2,126
Restructuring and other charges	—	303	—	303
Earnings from continuing operations before income taxes	$11,823	$8,379	$17,216	$11,968

4. Comprehensive Income

The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net earnings	$3,412	$3,611	$6,018	$6,514

Other comprehensive income:
Foreign currency translation adjustments arising during the period	2,556	1,113	2,559	921

Total comprehensive income	$5,968	$4,724	$8,577	$7,435

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

5. Earnings Per Share

Basic earnings per share are computed by dividing Spherion’s earnings by the weighted-average number of shares outstanding during the period.  When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and deferred and restricted stock units.  The dilutive impact of share-based compensation is determined by applying the “treasury stock” method.  A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Weighted average shares outstanding - Basic	56,334	57,320	56,444	57,899

Effect of dilutive share-based compensation	757	671	648	772
Weighted average shares outstanding - Diluted	57,091	57,991	57,092	58,671

Anti-dilutive options not included above	2,420	2,941	2,470	2,663

6. Stockholders’ Equity

In February 2007, the Board of Directors authorized the Company to repurchase shares of its common stock as needed to mitigate the dilutive impact of shares issued under its various employee benefit plans.  The repurchases are limited to a maximum of 50,000 shares of common stock per week.  During the three and six months ended July 1, 2007, Spherion purchased 0.6 million shares for approximately $5.3 million, and 0.8 million shares for approximately $7.1 million, respectively.  During the three and six months ended July 1, 2007, the average price per share repurchased was $9.43 and $9.28, respectively.

In May 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock.  Share repurchases were made from time to time in open-market transactions or in privately negotiated transactions.  During the three and six months ended July 2, 2006, Spherion purchased 1.5 million shares for approximately $13.2 million, and 2.8 million shares for approximately $27.3 million, respectively. During the three and six months ended July 2, 2006, the average price per share purchased was $8.92 and $9.58, respectively. As of July 2006, all six million shares under the May 2005 program were repurchased.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

7. Discontinued Operations

During the second quarter of 2007, Spherion sold its outplacement consulting business, resulting in a pre-tax loss of $5.4 million, consisting of a write-off of goodwill of $4.2 million (included in, pre-tax loss from operations) and a loss on disposal of $1.2 million.  This business was included within the Staffing Services operating segment.  As a result of Spherion’s decision to sell this business, the operating results for all periods presented have been reclassified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and accordingly, prior period operating results have been reclassified. Additionally, the Company recorded $0.6 million for defense of indemnification claims related to the Asia/Pacific business sold in 2004.

In the three and six months ended July 2, 2006, the Company reported net losses from discontinued operations, including costs related to indemnification claims and working capital audits for the businesses in the United Kingdom, Asia/Pacific and Call Centers sold in 2004 and the results from operations of the Company’s outplacement consulting business sold in June 2007.

Results from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings are as follows (in thousands):

	Three Months Ended
	July 1, 2007			July 2, 2006
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$—	$1,950	$1,950	$—	$1,948	$1,948
Pre-tax earnings (loss) from operations	$107	$(4,439)	$(4,332)	$(864)	$(498)	$(1,362)
Pre-tax (loss) gain on disposal	(601)	(1,216)	(1,817)	(1,680)	122	(1,558)
Income tax (expense) benefit	(42)	2,214	2,172	1,560	148	1,708
Net loss from discontinued operations	$(536)	$(3,441)	$(3,977)	$(984)	$(228)	$(1,212)

	Six Months Ended
	July 1, 2007			July 2, 2006
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$—	$4,564	$4,564	$—	$4,846	$4,846
Pre-tax loss from operations	$(199)	$(4,398)	$(4,597)	$(1,215)	$(849)	$(2,064)
Pre-tax (loss) gain on disposal	(601)	(1,182)	(1,783)	(26)	186	160
Income tax benefit	78	2,184	2,262	1,304	260	1,564
Net (loss) earnings from discontinued operations	$(722)	$(3,396)	$(4,118)	$63	$(403)	$(340)

8. Acquisitions

During the second quarter of 2007, Spherion acquired Resulté Universal, Ltd. (“Resulté”).  The purchase price of the transaction was $15.9 million, of which $11.9 million was allocated to goodwill, $3.9 million to identifiable intangibles and $0.1 million to fixed assets.

Subsequent to quarter-end, the Company purchased the remaining 15% interest in our Canadian operations from the minority interest shareholder pursuant to an existing put/call agreement.  The purchase price is approximately $5.8 million at current exchange rates and will be paid during the third and fourth quarters of the current fiscal year and is recorded in the attached Condensed Consolidated Balance Sheet in other current liabilities.  During the three months and six months ended July 1, 2007, we recorded expense of $0.8 million and $2.3 million, respectively, to adjust the related liability to the agreed purchase price in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as well as to reflect foreign currency fluctuations.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

9. Legal Proceedings and Contingencies

In connection with the disposition of certain businesses, Spherion, from time to time provides routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services.  The disposition of these businesses also usually requires that Spherion indemnify the purchaser for liabilities that arose prior to the disposition date.

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

One state is examining Spherion’s prior year unemployment tax rates and the claim raised by the state approximates $2.0 million plus potential interest and penalties.  As of July 1, 2007, Spherion had $1.6 million accrued as its best estimate of losses it expects to incur as a result of this matter and is recorded in the attached Condensed Consolidated Balance Sheet in accounts payable and other accrued expenses.

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

•   Off-Balance Sheet Arrangements

•   Critical Accounting Policies

•   New Accounting Pronouncements

•   Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic objectives during the second quarter of 2007 was as follows:

•                  First, targeted revenue growth:  Our strategy is to grow revenue with our targeted small and mid-sized accounts and increase the portion of company revenues generated from professional services.  Revenue from small to mid-sized accounts (customers that do business with Spherion of $5 million or less, annually) grew about 11.5% compared with the prior year.  The targeted small to mid-sized customer segment comprised 55.3% of revenue for the three months ended July 1, 2007 compared with 50.4% for the three months ended July 2, 2006.  Additionally, in the second quarter of 2007 professional services revenues increased 6.6% to 27.6% of total company revenue, from 26.3% in the prior year.

•                  Second, emphasize higher margin services:  We continue to focus on providing additional services to existing accounts, particularly for higher value professional services and recruitment process outsourcing (“RPO”).  In addition to growth in our professional services business unit in the second quarter of 2007, much of which came from small to mid-sized customers, our RPO business grew 54.7% year over year.  Overall, gross profit margin was 24.8%, an increase of 110 basis points compared with the prior year.  The 110 basis point increase in gross profit margin is primarily due to (i) a shift in service mix to higher margin Professional Services, permanent placement revenue and RPO (45 basis points), (ii) higher Professional Services temporary staffing pay/bill spreads (30 basis points) and (iii) lower employee benefit, insurance and payroll tax expense (35 basis points).

•                  Third, continue improving operating leverage:  Improvements in operating leverage require us to balance growth in operating expenses with growth in business volumes and gross profit.  Selling, general and administrative expenses were up $3.7 million compared with the prior year.  The increase was primarily due to increased employee costs as the business grows and costs associated with the purchase of the remaining 15% interest in our Canadian subsidiary.  Selling, general and administrative expense as a percentage of gross profit was 90.7% during the second quarter of 2007, down 260 basis points compared with the same 2006 period.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended July 1, 2007 Compared with July 2, 2006

•                  Revenue increased $7.7 million to $478.5 million in 2007 from $470.8 million in the same 2006 period, details include:

➢              Staffing Services revenues were approximately flat with the prior year while Professional Services revenues increased 6.6%.  Small to mid-sized accounts grew 18.9% within Professional Services and 8.2% within Staffing Services.  Large accounts were down 8.4% in total.

➢              Temporary employment decreased by 1.3% in the second quarter of 2007 as estimated by the Bureau of Labor Statistics.  The Company’s combined temporary staffing revenue increased 0.8% year over year.

•                  Gross profit in 2007 was $118.7 million, up 6.5% from the prior year.  Gross profit margin increased to 24.8% in 2007 compared with 23.7% for the same period in 2006.  Gross profit margins increased primarily due to:

➢              An increase in higher margin services including Professional Services, permanent placement and RPO in 2007 (45 basis points).

➢              Lower employee benefit, insurance and payroll tax expense (35 basis points).

➢              Higher overall temporary staffing pay/bill spreads (30 basis points) within Professional Services.

•                  Selling, general and administrative expenses increased $3.7 million to $107.7 million in 2007 from $103.9 million in the same period in 2006.  As a percentage of gross profit, these costs decreased to 90.7% from 93.3% for the same period in 2006.  Costs as a percentage of gross profit were impacted as follows:

➢              Within Professional Services, costs as a percentage of gross profit slightly increased to 83.9% in 2007 compared with 83.7% for the same period in 2006 due primarily to increased costs associated with adding sales and recruiting staff as the business grows.

➢              For Staffing Services, costs as a percentage of gross profit were 88.0% compared with 93.2% due to cost reduction activities undertaken in the fourth quarter of 2006.

•                  Net interest income was $0.8 million in 2007, up slightly from $0.6 million in 2006.  The increase in net interest income in 2007 is due to higher average cash balances in the current year and higher interest rates earned on investments.

•                  Our effective tax rate from continuing operations was 37.5%, decreasing from the prior year rate of 42.4% due to the benefit of work opportunity tax credits (as the required legislation was not in place during the second quarter of 2006), a lower amount of non-deductible stock option expense and the recognition of previously unrecognized capital loss benefits, partially offset by non-deductible expense related to the purchase of the remaining 15% interest in our Canadian operations in 2007.

•                  Earnings from continuing operations were $0.13 per share for the three months ended July 1, 2007 compared with $0.08 per share in the same period in 2006.

•                  Days Sales Outstanding (“DSO,” a measure of how quickly accounts receivable are collected) decreased to 50 days as of July 1, 2007 from 53 days as of April 1, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Six Months Ended July 1, 2007 Compared with July 2, 2006

•                  Revenue increased $8.2 million to $940.3 million in 2007 from $932.1 million in the same 2006 period, details include:

➢              Staffing Services revenues decreased 0.9% while Professional Services revenues increased 6.0%.  Small to mid-sized accounts grew 15.5% within Professional Services and grew about 5.0% within Staffing Services.  Large accounts were down about 6.4% overall across both segments.

➢              Temporary employment slightly decreased by 0.7% in 2007 as estimated by the Bureau of Labor Statistics.  The Company’s combined temporary staffing revenue was about flat year over year.

•                  Gross profit in 2007 was $224.4 million, up 5.0% from the prior year.  Gross profit margin increased to 23.9% in 2007 compared with 22.9% for the same period in 2006.  Gross profit margins increased due to:

➢              An increase in higher margin services including Professional Services, permanent placement and RPO in 2007 (60 basis points).

➢              Lower employee benefit, insurance and payroll tax expense (30 basis points).

➢              Higher overall temporary staffing pay/bill spreads (10 basis points) within Professional Services.

•                  Selling, general and administrative expenses increased $4.1 million to $207.3 million in 2007 from $203.2 million in the same period in 2006.  As a percentage of gross profit, these costs decreased to 92.4% from 95.1% for the same period in 2006.  Costs as a percentage of gross profit were impacted as follows:

➢              Within Professional Services, costs as a percentage of gross profit were 84.0% compared to 84.6% and decreased due to improved cost leveraging.

➢              For Staffing Services, costs as a percentage of gross profit were 91.7% compared to 95.6% due to cost reduction activities undertaken in the fourth quarter of 2006.

•                  Net interest income was $0.1 million in 2007 compared with net interest income of $1.1 million for 2006.  The change in net interest income in 2007 is primarily due to $1.4 million of interest expense recorded during the first and second quarters of 2007 related to the purchase of the remaining 15% in our Canadian operations.  The interest was recorded in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

•                  Our effective tax rate from continuing operations was 41.1% and decreased from the prior year rate of 42.7% due to the benefit of work opportunity tax credits (as the required legislation was not in place during the second quarter of 2006), a lower amount of non-deductible stock option expense and the recognition of previously unrecognized capital loss benefits, partially offset by non-deductible expense related to the purchase of the remaining 15% interest in our Canadian operations in 2007.

•                  Earnings from continuing operations were $0.18 per share for the six months ended July 1, 2007 compared with $0.12 per share in the same period in 2006.

•                  DSO remained the same from January 1, 2007.

Discontinued Operations

For the three months ended July 1, 2007 and July 2, 2006, discontinued operations had pre-tax operating losses of $4.3 million and $1.4 million, respectively.  For the six months ended July 1, 2007 and July 2, 2006, discontinued operations had pre-tax operating losses of $4.6 million and $2.1 million, respectively.

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
		% of Total		% of Total		% of Total		% of Total
Revenue:
Staffing Services	$346,303	72.4%	$346,763	73.7%	$682,883	72.6%	$689,284	73.9%
Professional Services	132,174	27.6%	124,003	26.3%	257,463	27.4%	242,836	26.1%
Total	$478,477	100.0%	$470,766	100.0%	$940,346	100.0%	$932,120	100.0%

		% of Revenues		% of Revenues		% of Revenues		% of Revenues
Gross profit:
Staffing Services	$72,596	21.0%	$70,142	20.2%	$137,246	20.1%	$134,085	19.5%
Professional Services	46,064	34.9%	41,293	33.3%	87,135	33.8%	79,688	32.8%
Total	$118,660	24.8%	$111,435	23.7%	$224,381	23.9%	$213,773	22.9%

Segment operating profit:
Staffing Services	$8,704	2.5%	$4,770	1.4%	$11,455	1.7%	$5,885	0.9%
Professional Services	7,425	5.6%	6,714	5.4%	13,965	5.4%	12,300	5.1%
Total	16,129	3.4%	11,484	2.4%	25,420	2.7%	18,185	2.0%
Unallocated corporate costs	(4,911)		(3,941)		(8,101)		(7,540)
Amortization expense	(208)		(45)		(248)		(116)
Interest expense	(381)		(506)		(2,332)		(990)
Interest income	1,194		1,084		2,477		2,126
Restructuring and other charges	—		303		—		303
Earnings from continuing operations before income taxes	$11,823		$8,379		$17,216		$11,968

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Segment Operating Results

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
		% of Total		% of Total		% of Total		% of Total
Revenue by Skill:
Clerical	$218,263	63.0%	$220,166	63.5%	$436,344	63.9%	$437,055	63.4%
Light industrial	128,040	37.0%	126,597	36.5%	246,539	36.1%	252,229	36.6%
Segment revenue	$346,303	100.0%	$346,763	100.0%	$682,883	100.0%	$689,284	100.0%

Revenue by Service:
Temporary staffing	$292,625	84.5%	$296,534	85.5%	$578,660	84.7%	$591,866	85.9%
Managed services	47,596	13.7%	44,827	12.9%	92,840	13.6%	87,176	12.6%
Permanent placement	6,082	1.8%	5,402	1.6%	11,383	1.7%	10,242	1.5%
Segment revenue	$346,303	100.0%	$346,763	100.0%	$682,883	100.0%	$689,284	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary staffing	17.5%		17.1%		16.9%		16.6%
Managed services	32.0%		31.2%		30.5%		29.2%
Permanent placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	21.0%		20.2%		20.1%		19.5%

Three Months Ended July 1, 2007 Compared with July 2, 2006

Revenues — Staffing Services revenue of $346.3 million in the second quarter of 2007 was flat with the same period of the prior year.  Decreases in large accounts were largely offset with growth in our targeted small and mid-sized customers.

•          By skill — Clerical revenue decreased 0.9% and light industrial revenue increased 1.1% from prior year levels.  The decrease in clerical revenue is primarily due to a decrease in demand from several large U.S. customers, partially offset by higher RPO activity.  The increase in light industrial revenue was attributable to the higher business volume with existing and new mid-sized customers primarily in the manufacturing and retail industries.

•          By service — Temporary staffing revenue decreased 1.3% compared with the same period in 2006 due to a decrease in revenue from large accounts partially offset by growth from small to mid-sized customers.  Managed services revenue increased 6.2% to $47.6 million in the second quarter of 2007 from $44.8 million for the same period in the prior year.  The increase in managed services revenue was primarily due to a 54.7% increase in RPO revenues compared with the same period in the prior year.  Permanent placement revenue increased 12.6% over the prior year primarily due to the addition of recruiters, particularly in Canada.

Gross Profit — Gross profit increased 3.5% to $72.6 million from $70.1 million in the same period last year in spite of relatively flat revenue.  The segment gross profit margin was 21.0% in 2007 compared with 20.2% in the same prior year period.  The increase of 75 basis points in the segment gross profit margin was primarily due to lower employee benefit, insurance and payroll tax expense (45 basis points), growth of permanent placement and higher margin and volume in managed services, specifically RPO (40 basis points), partially offset by lower temporary staffing pay/bill spreads (10 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Segment Operating Profit — Staffing Services segment operating profit was $8.7 million compared with $4.8 million in the same period of the prior year.  The increase from prior year was due to the increase in gross profit of $2.5 million as described above and lower operating expenses of $1.5 million due to better management of employee costs, advertising and bad debt expenses.  Operating expenses as a percentage of gross profit decreased to 88.0% compared with 93.2% in the same period of the prior year.

Six Months Ended July 1, 2007 Compared with July 2, 2006

Revenues — Staffing Services revenue decreased 0.9% to $682.9 million in 2007 from $689.3 million in the prior year.  Revenue decreases are primarily due to a decrease in demand from several large domestic customers, largely offset by growth in our targeted small and mid-sized accounts.

•          By skill — Clerical revenue was relatively flat and light industrial revenue decreased 2.3% from prior year levels.  The decrease in light industrial revenue was primarily attributable to lower business volumes with a few large customers in the technology industry.  Industrial trends improved in the second quarter as volume picked up with several new small to mid-sized accounts.

•          By service — Temporary staffing revenue decreased 2.2% compared with the prior year due to a decrease in revenue from large accounts partially offset by growth from small to mid-sized customers.  Managed services revenue increased 6.5% to $92.8 million in 2007 from $87.2 million for the same period in the prior year.  The increase in managed services revenue was primarily due to a 61.4% increase in RPO revenues compared with the prior year.  Permanent placement revenue increased 11.1% over the prior year primarily due to the addition of recruiters, particularly in Canada.

Gross Profit — Gross profit increased 2.4% to $137.2 million from $134.1 million in the prior year in spite of relatively flat revenue.  The overall gross profit margin was 20.1% in 2007 compared with 19.5% in the prior year.  The increase of 60 basis points in the overall gross profit margin was primarily due to growth of permanent placement and higher margin and volume in managed services, specifically RPO (45 basis points), lower employee benefit, insurance and payroll tax expense (30 basis points) and, partially offset by lower temporary staffing pay/bill spreads (15 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $11.5 million compared with $5.9 million in the prior year.  The increase from prior year was due to the increase in gross profit of $3.2 million as described above and lower operating expenses of $2.4 million.  Decreases in operating expenses were primarily related to lower employee costs.  Operating expenses as a percentage of gross profit decreased to 91.7% compared with 95.6% in the prior year.

Outlook — Profitable revenue growth and increasing our operational effectiveness will remain our major areas of focus for the remainder of 2007.  We are continuing to focus our sales resources on small and mid-sized customers where pricing tends to be more favorable.  In our larger account base we will continue to focus on stabilizing revenues.  The market for RPO opportunities appears to be favorable and we continue to win new business.  Going forward, we continue to focus on improving our efficiency in both field delivery and administration to reduce our expense structure.  Despite these efforts, there is no assurance that revenues will grow or segment operating profit will expand for the remainder of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
		% of Total		% of Total		% of Total		% of Total
Revenue by Skill:
Information Technology	$85,252	64.5%	$80,106	64.6%	$167,669	65.1%	$156,159	64.3%
Finance & Accounting	28,946	21.9%	26,413	21.3%	55,229	21.5%	53,032	21.8%
Other	17,976	13.6%	17,484	14.1%	34,565	13.4%	33,645	13.9%
Segment revenue	$132,174	100.0%	$124,003	100.0%	$257,463	100.0%	$242,836	100.0%

Revenue by Service:
Temporary Staffing	$116,957	88.5%	$109,859	88.6%	$228,676	88.8%	$216,213	89.0%
Permanent Placement	15,217	11.5%	14,144	11.4%	28,787	11.2%	26,623	11.0%
Segment revenue	$132,174	100.0%	$124,003	100.0%	$257,463	100.0%	$242,836	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	26.4%		24.7%		25.5%		24.5%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	34.9%		33.3%		33.8%		32.8%

Three Months Ended July 1, 2007 Compared with July 2, 2006

Revenues — Professional Services revenue increased 6.6% to $132.2 million in the second quarter of 2007 from $124.0 million in the same period of the prior year.  The increase in revenues was mostly attributable to temporary staffing revenues, which increased $7.1 million, due to the acquisition of Resulté during the second quarter (contributed a little less than half the overall growth) and strong customer demand, particularly with small to mid-sized customers which grew 18.9%.

•          By skill — Information technology (“IT”) increased 6.4% from the same period in the prior year primarily due to the acquisition of Resulté and growth among small and mid-sized accounts.  Finance and accounting increased approximately 9.6% compared with the same period in the prior year primarily due to demand for temporary staffing across a broad base of small and mid-sized customers.  Finance and accounting also increased in part due to the Resulté acquisition.

•          By service — Temporary staffing increased 6.5% primarily due to the acquisition of Resulté and continued strong demand for IT and finance and accounting personnel within small and mid-sized customers.  Permanent placement revenue increased 7.6% as a result of demand for sales and marketing, IT and finance and accounting skills as unemployment rates for skilled workers remain low.

Gross Profit — Professional Services gross profit increased 11.6% to $46.1 million in the second quarter of 2007 from $41.3 million in the same prior year period.  The overall gross profit margin was 34.9% in 2007 compared with 33.3% in the same period of the prior year.  This 160 basis point increase in gross profit margin was primarily due to higher temporary staffing pay/bill spreads (120 basis points), lower employee benefit, insurance and payroll tax expense (30 basis points) and a change in service mix due to increased permanent placement services (10 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Segment Operating Profit — Professional Services segment operating profit was $7.4 million compared with $6.7 million in the same period of the prior year.  The increase in operating profit from the prior year was due to the increase in gross profit of $4.8 million partially offset by higher operating expenses of $4.1 million; operating expenses as a percentage of gross profit were up 20 basis points to 83.9%.  The increase in operating expenses was primarily due to increased employee costs due to the addition of new sales staff and recruiters and higher bad debt expense.

Six Months Ended July 1, 2007 Compared with July 2, 2006

Revenues — Professional Services revenue increased 6.0% to $257.5 million in 2007 from $242.8 million in the prior year.  The increase in revenues was mostly attributable to temporary staffing revenues, which increased $12.5 million, due to strong customer demand, particularly with small to mid-sized customers which grew 15.5%, and the acquisition of Resulté in the second quarter of 2007, which contributed about 2.0% of the total first half growth.

•          By skill — IT increased 7.4% from the prior year due to increased demand across our small and mid-sized customer base and growth among select large accounts.  Finance and accounting increased approximately 4.1% compared with the prior year primarily due to growth among a diverse base of small and mid-sized customers.  Revenue from other skills increased primarily due to increased demand in human resources, engineering and sales and marketing positions.

•          By service — Temporary staffing increased 5.8% primarily due to continued demand for IT and finance and accounting skills in small and mid-sized accounts and the Resulté acquisition.  Permanent placement revenue increased 8.1% to meet demand for sales and marketing, IT and finance and accounting skills as unemployment rates among skilled workers remain low.

Gross Profit — Professional Services gross profit increased 9.3% to $87.1 million in 2007 from $79.7 million in the prior year.  The overall gross profit margin was 33.8% in 2007 compared with 32.8% in the prior year.  This 100 basis point increase in gross profit margin was primarily due to higher temporary staffing pay/bill spreads (65 basis points), a change in service mix due to increased permanent placement services (15 basis points) and lower employee benefit, insurance and payroll tax expense (20 basis points).

Segment Operating Profit — Professional Services segment operating profit was $14.0 million compared with $12.3 million in the prior year.  The increase in operating profit from the prior year was due to the increase in gross profit of $7.4 million partially offset by higher operating expenses of $5.8 million; operating expenses as a percentage of gross profit were down 60 basis points to 84.0% from 84.6%.  The increase in operating expenses was primarily due to increased commissions as a result of higher volume, the addition of new sales staff and recruiters during the second quarter of 2006 and higher bad debt expense.

Outlook — For the past two years, we have made significant investments through acquisition and by adding recruiters to capitalize on opportunities in the marketplace and drive revenue and gross profit growth.  These additions may help drive future revenue growth, although recruiter productivity and customer demand will play a significant role in our future ability to continue growing.  Growth in IT for the remainder of 2007 is expected to continue, however, it will largely depend on our ability to continue penetrating existing client relationships and customer project related spending.  There is no assurance that revenues or segment operating profit for the Professional Services segment will continue to grow at the same pace.

Unallocated Corporate Costs

Unallocated corporate costs were $4.9 million and $3.9 million in the second quarters of 2007 and 2006, respectively.  Unallocated corporate costs were $8.1 million and $7.5 million for the six-month periods ended July 1, 2007 and July 1, 2006, respectively.  The increase is primarily attributable to foreign exchange costs associated with the purchase of the remaining 15% interest of our Canadian business.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Cash Flows

As of July 1, 2007, we had total cash available of $65.1 million (an increase of $10.5 million from December 31, 2006).  Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Six Months Ended
	July 1, 2007	July 2, 2006
Cash Provided By (Used In):
Operating activities	$25,031	$22,091
Investing activities	(8,800)	(2,833)
Financing activities	(6,297)	(27,307)
Effect of exchange rates	567	139
Net increase (decrease) in cash and cash equivalents	$10,501	$(7,910)

Operating cash flows

Operating cash flows of $25.0 million for the six months ended July 1, 2007 were comprised primarily of $6.0 million of earnings, plus non-cash depreciation and amortization of $11.5 million, non-cash deferred income tax expense of $6.4 million, non-cash discontinued operations related charges of $3.9 million and non-cash share-based compensation and other non-cash charges of $4.8 million partially offset by an increase in working capital items of $7.6 million.  The $7.6 million increase in working capital items is due to the reduction of normally higher year end account payables partially offset by a decrease in receivables and lower revenues in the first half of 2007 compared with the end of 2006.

Operating cash flows of $22.1 million for the six months ended July 2, 2006 were primarily comprised of $6.5 million of earnings, plus non-cash depreciation and amortization of $10.9 million, non-cash deferred income tax expense of $4.3 million and non-cash share-based compensation and other non-cash charges of $3.4 million, partially offset by an increase in working capital of $2.9 million.  Working capital was used to fund $10.7 million in a portfolio of mutual funds to fully fund the Company’s non-qualified deferred compensation plan, a use of cash to reduce accounts payable and accrued liabilities, offset by the lower accounts receivable balances due to lower revenues and a one day decrease in DSO.

Investing cash flows

Cash used in investing activities of $8.8 million for the six months ended July 1, 2007 was primarily due to acquisitions of $16.7 million for the purchase of Resulté and one franchise buy back, capital expenditures of $4.0 million which primarily relate to computer network upgrades and loans to licensee and franchises of $0.3 million, partially offset by reimbursements from insurance companies of $12.1 million from our insurance deposit accounts.

Cash used in investing activities of $2.8 million for the six months ended July 2, 2006 was primarily due to capital expenditures of $12.0 million, partially offset by reimbursements of $7.9 million from our insurance carrier for claim payments from our insurance deposit accounts and final proceeds of $1.0 million from the sale of the court reporting business as the purchaser achieved revenue growth targets.  Capital expenditures primarily relate to computer software and hardware to improve our technology infrastructure and reporting capabilities.

ITEM 2. MANAGEMENT’S DISCUSSION ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Financing cash flows

Financing cash used for the six months ended July 1, 2007 of $6.3 million was primarily due to the repurchase of common stock of $7.1 million, as proceeds from option exercises more than offset debt repayments.

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

We have a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of our domestic accounts receivable.  At our option, the amount available can be increased to $300.0 million.  As of July 1, 2007, there were no amounts outstanding under this facility.  Our total availability was $145.7 million (calculated as eligible receivables of $193.3 million, less: amounts outstanding, if any, letters of credit of $18.7 million and a one week payroll reserve of $28.8 million).  Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.7% (LIBOR plus a spread) or approximately 8.0% (prime plus a spread) as of July 1, 2007.  We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit.  For letters of credit we pay an annual rate based on availability under the line (currently 1.25%) plus a fixed fronting fee of 0.25%.  This line of credit expires in 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures January 2008.  This facility provides up to CAD$13.0 million of financing (approximately $12.2 million at current exchange rates).  As of July 1, 2007, there were no borrowings outstanding under this facility.  As of July 1, 2007, the interest rate for amounts borrowed on this facility would have approximated 7.3% (Canadian prime plus a spread).  An unused line fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit.  We guarantee the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants.  These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected.  At July 1, 2007, we were in compliance with the requirements of these covenants.

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

Accrued self insurance losses—We retain a portion of the risk under our workers’ compensation, general liability, professional liability, employment practices liability and health benefits insurance programs.  Estimated losses for workers’ compensation, general liability and employment practices liability have been discounted at 4.8% at both July 1, 2007 and December 31, 2006, respectively.  Recording reserves for self insured losses involves a considerable amount of judgment.  In developing the reserves, we use estimates from external actuaries for most of our accruals under the following circumstances: (i) when the accruals are sufficiently material, (ii) when there is an adequate population of claims upon which to prepare actuarial estimates and (iii) when the claims develop over a longer period of time.  For all other accruals we base our reserves on internal estimates.  Factors that can affect our reserves are as follows:

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

•                  Loss estimates from actuaries are primarily based on the historical pattern of losses, including both the frequency and severity of claims.  Changes in loss patterns must often be consistently exhibited over a period of time before they are fully reflected in the reserves.  Claims can also take a number of years to fully develop until the final loss is known.  Changes to loss estimates reserve levels can occur several years after the loss has occurred.  A 10% change in either the frequency or severity of claims for one year at current activity levels would impact workers’ compensation expense by approximately $1.2 million.

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

Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to cost of services for billable temporary staff and/or selling, general and administrative expenses for selling and administrative staff in the period determined.  The Company monitors the impact of reserve changes on its results of operations and over time such reserve changes tend to be insignificant to overall gross profits.  During 2007 and 2006, our workers’ compensation costs were reduced by $1.5 million and $2.6 million of adjustments to prior year reserves, respectively.  Due to the judgment used in recording these reserves, the ultimate amount of reserves that are needed could differ significantly from our original estimate and could result in future charges or credits to amounts recorded in cost of services and/or selling, general and administrative expenses.

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

There has been no change in our internal control over financial reporting during the quarter ended July 1, 2007, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Average	Total Number of	Maximum Number
	Total		Price	Shares Purchased	of Shares that
	Number of		Paid	as Part of	May Yet Be
	Shares		per	Publicly Announced	Purchased Under
Period	Purchased		Share	Program(1)	the Program(1)
Month 1
April 2, 2007 through April 29, 2007	190,128	(2)	$9.15	190,000	—
Month 2
April 30, 2007 through May 27, 2007	200,125	(2)	9.42	200,000	—
Month 3
May 28, 2007 through July 1, 2007	172,260	(2)	9.74	172,200	—
Total	562,513		$9.43	562,200	—

(1)             In February 2007, the Board of Directors authorized the Company to repurchase shares of its common stock as needed to mitigate the dilutive impact of shares issued under our various employee benefit plans.  The repurchases are limited to a maximum of 50,000 shares of common stock per week.  The program shall expire on February 20, 2009.

(2)             Number of shares purchased also include purchases that relate to deferred compensation plan for highly compensated employees.  This is a non-publicly announced program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Our Annual Meeting of Stockholders was held on May 15, 2007.

(b)         The Annual Meeting involved the re-election of Class I director Barbara Pellow and Class II directors Steven S. Elbaum, David R. Parker and Anne Szostak.  In addition, the term of the following directors continued after the Annual Meeting: James J. Forese, J. Ian Morrison, A. Michael Victory, William F. Evans and Roy G. Krause.

(c)          At the Annual Meeting, stockholders voted on the following matters:

ELECTION OF DIRECTORS

	Votes
Director	For	Withheld
Barbara Pellow	52,524,047	517,521
Steven S. Elbaum	51,085,548	1,956,020
David R. Parker	51,703,441	1,338,127
Anne Szostak	51,389,443	1,652,125

MANAGEMENT PROPOSALS

	Votes Cast
	For	Against	Abstain
Ratification of Deloitte & Touche LLP as auditors	52,562,776	469,285	9,507

(d)         Not applicable.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
10.1*†	Spherion Corporation Outside Directors’ Compensation Plan, filed as Exhibit 10.1 to Spherion’s Form 8-K filed on May 16, 2007, is incorporated herein by reference.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32 attached hereto.

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

SPHERION CORPORATION
(Registrant)

Date: August 6, 2007	By:	/s/ Mark W. Smith
Mark W. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)