Form 10-Q
period 2007-09-30
SPHERION CORP
filed 2007-11-08
CIK 914536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding on October 26, 2007 was 55,989,673.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 30,	October 1,
	2007	2006
Revenues	$495,168	$492,345
Cost of services	376,164	377,580
Gross profit	119,004	114,765

Selling, general and administrative expenses	105,057	106,390
Interest expense	259	481
Interest income	(1,285)	(940)
	104,031	105,931

Earnings from continuing operations before income taxes	14,973	8,834
Income tax expense	(5,989)	(3,625)

Earnings from continuing operations	8,984	5,209
Earnings from discontinued operations, net of tax	497	3,150

Net earnings	$9,481	$8,359

Earnings per share, Basic and Diluted:
Earnings from continuing operations	$0.16	$0.09
Earnings from discontinued operations	0.01	0.06
	$0.17	$0.15

Weighted average shares used in computation of earnings per share:
Basic	56,072	56,545
Diluted	56,749	56,911

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited, in thousands, except per share amounts)

	Nine Months Ended
	September 30,	October 1,
	2007	2006
Revenues	$1,435,514	$1,424,465
Cost of services	1,092,129	1,095,927
Gross profit	343,385	328,538

Selling, general and administrative expenses	312,367	309,634
Interest expense	2,591	1,471
Interest income	(3,762)	(3,066)
Restructuring and other charges	—	(303)
	311,196	307,736

Earnings from continuing operations before income taxes	32,189	20,802
Income tax expense	(13,069)	(8,739)

Earnings from continuing operations	19,120	12,063
(Loss) earnings from discontinued operations, net of tax	(3,621)	2,810

Net earnings	$15,499	$14,873

Earnings per share - Basic:
Earnings from continuing operations	$0.34	$0.21
(Loss) earnings from discontinued operations	(0.06)	0.05
	$0.28	$0.26

Earnings per share - Diluted: *
Earnings from continuing operations	$0.34	$0.21
(Loss) earnings from discontinued operations	(0.06)	0.05
	$0.27	$0.26

Weighted average shares used in computation of earnings per share:
Basic	56,321	57,451
Diluted	56,978	58,087

*Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$32,077	$54,640
Receivables, less allowance for doubtful accounts of $4,360 and $3,354, respectively	301,180	274,185
Deferred tax asset	10,280	11,462
Insurance deposit	18,429	24,501
Other current assets	21,961	16,414
Total current assets	383,927	381,202
Goodwill	84,196	49,703
Property and equipment, net of accumulated depreciation of $104,924 and $93,723, respectively	78,708	87,291
Deferred tax asset	114,523	122,867
Insurance deposit	18,199	25,177
Other assets	32,058	27,147
	$711,611	$693,387
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued expenses	$73,776	$78,368
Accrued salaries, wages and payroll taxes	71,650	59,062
Accrued insurance reserves	20,040	22,368
Accrued income tax payable	927	3,512
Current portion of long-term debt and other short-term borrowings	1,327	2,068
Other current liabilities	11,688	8,555
Total current liabilities	179,408	173,933
Long-term debt, net of current portion	2,139	2,377
Accrued insurance reserves	19,077	20,292
Deferred compensation	17,887	18,984
Other long-term liabilities	2,981	6,659
Total liabilities	221,492	222,245

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 9,371,655 and 8,777,220 shares, respectively	(83,176)	(77,856)
Additional paid-in capital	847,235	844,735
Accumulated deficit	(282,866)	(300,060)
Accumulated other comprehensive income	8,273	3,670
Total stockholders’ equity	490,119	471,142
	$711,611	$693,387

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,	October 1,
	2007	2006
Cash flows from operating activities:
Net earnings	$15,499	$14,873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations gain on disposal, net of income tax	(658)	(2,539)
Discontinued operations goodwill impairment, net of income tax	2,552	—
Depreciation and amortization	17,184	16,484
Deferred income tax expense	12,061	8,208
Restructuring charges	—	275
Share-based compensation	3,308	2,576
Other non-cash charges	3,251	1,422
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(8,682)	13,729
Other assets	(418)	(9,106)
Income tax receivable	—	4,618
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(7,835)	(30,576)
Net cash provided by operating activities	36,262	19,964
Cash flows from investing activities:
Proceeds from sale of discontinued operations	100	1,004
Acquisitions, net of cash acquired	(59,405)	(1,117)
Capital expenditures, net	(6,006)	(16,895)
Insurance reimbursements	13,801	27,217
Other	166	794
Net cash (used in) provided by investing activities	(51,344)	11,003
Cash flows from financing activities:
Purchases of treasury stock	(9,512)	(28,316)
Debt repayments, net	(2,131)	(2,358)
Proceeds from exercise of employee stock options	2,857	1,948
Other, net	213	—
Net cash used in financing activities	(8,573)	(28,726)
Effect of exchange rates on cash and cash equivalents	1,092	133
Net (decrease) increase in cash and cash equivalents	(22,563)	2,374
Cash and cash equivalents, beginning of period	54,640	30,163
Cash and cash equivalents, end of period	$32,077	$32,537

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

New Accounting Pronouncements

In February 2007, Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 enables companies to report selected financial assets and liabilities at their fair value. This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Spherion evaluated the requirements of SFAS No. 159 and has determined that there will be no impact on its financial condition or results of operations.

2. Income Taxes

Spherion adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN 48, Spherion recognized a decrease of approximately $1.7 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit. After adjustment, the gross liability for unrecognized tax benefits at January 1, 2007 was $1.8 million. Of this total, $1.2 million (net of the federal benefit on state tax issues) would impact Spherion’s effective tax rate if it is ultimately determined that no liability exists.

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

Spherion recognizes interest and penalties accrued with respect to unrecognized tax benefits in income tax expense. The total amount of interest and penalties recorded as of January 1, 2007 was $0.3 million; the Company did not record any additional interest expense in the third quarter of 2007. The balance of unrecognized tax benefits is $1.2 million as of September 30, 2007, of this total, $0.8 million (net of the federal benefit on state tax issues) would impact Spherion’s effective tax rate if it is ultimately determined that no liability exists. It is a reasonable possibility that the amounts of unrecognized tax benefits will increase or decrease in the next 12 months, but an estimate of such an increase or decrease is not possible.

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Revenues:
Staffing Services	$362,262	$367,946	$1,045,145	$1,057,230
Professional Services	132,906	124,399	390,369	367,235
Segment revenues	$495,168	$492,345	$1,435,514	$1,424,465
Gross profit:
Staffing Services	$73,855	$74,688	$211,101	$208,773
Professional Services	45,149	40,077	132,284	119,765
Segment gross profit	$119,004	$114,765	$343,385	$328,538
Segment operating profit:
Staffing Services	$11,922	$7,150	$23,377	$13,035
Professional Services	6,191	4,950	20,156	17,250
Segment operating profit	18,113	12,100	43,533	30,285

Unallocated corporate costs	(3,876)	(3,686)	(11,977)	(11,226)
Amortization expense	(290)	(39)	(538)	(155)
Interest expense	(259)	(481)	(2,591)	(1,471)
Interest income	1,285	940	3,762	3,066
Restructuring and other charges	—	—	—	303
Earnings from continuing operations before income taxes	$14,973	$8,834	$32,189	$20,802

4. Comprehensive Income

The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Net earnings	$9,481	$8,359	$15,499	$14,873

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	2,044	(35)	4,603	886

Total comprehensive income	$11,525	$8,324	$20,102	$15,759

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Weighted average shares outstanding - Basic	56,072	56,545	56,321	57,451

Effect of dilutive share-based compensation	677	366	657	636
Weighted average shares outstanding - Diluted	56,749	56,911	56,978	58,087

Anti-dilutive options not included above	2,228	3,695	2,386	3,181

6. Stockholders’ Equity

In February 2007, the Board of Directors authorized the Company to repurchase shares of its common stock as needed to mitigate the dilutive impact of shares issued under its various employee benefit plans. The repurchases are limited to a maximum of 50,000 shares of common stock per week. During the three and nine months ended September 30, 2007, Spherion purchased 0.3 million shares for approximately $2.4 million, and 1.1 million shares for approximately $9.5 million, respectively. During the three and nine months ended September 30, 2007, the average price per share repurchased was $7.65 and $8.80, respectively.

In May 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock. Share repurchases were made from time to time in open-market transactions or in privately negotiated transactions. During the three and nine months ended October 1, 2006, Spherion purchased 0.1 million shares for approximately $1.0 million, and 3.0 million shares for approximately $28.3 million, respectively. During the three and nine months ended October 1, 2006, the average price per share purchased was $8.76 and $9.54, respectively. As of July 2006, all six million shares under the May 2005 program were repurchased.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

7. Discontinued Operations

During the third quarter of 2007, the Company recorded earnings from discontinued operations of $0.5 million resulting from the adjustment of  accruals based upon changes in estimates related to remaining outstanding litigation and abandoned property leases, related to the businesses sold over the last several years and an adjustment to the tax benefit recorded on the sale of its outplacement consulting business.

During the second quarter of 2007, Spherion sold its outplacement consulting business, resulting in a pre-tax loss of $5.4 million, consisting of a write-off of goodwill of $4.2 million (included in, pre-tax loss from operations) and a loss on disposal of $1.2 million which is included in the results of discontinued operations for the nine months ended September 30, 2007. This business was included within the Staffing Services operating segment. As a result of Spherion’s decision to sell this business, the operating results for all periods presented have been reclassified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and accordingly, prior period operating results have been reclassified.

In the three and nine months ended October 1, 2006, the Company reported net earnings from discontinued operations, including contingent consideration received partially offset by costs related to indemnification claims and working capital audits for the businesses in the United Kingdom, Asia/Pacific, court reporting and call centers sold in 2004 and the results from operations of the Company’s outplacement consulting business sold in June 2007.

Results from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings are as follows (in thousands):

	Three Months Ended
	September 30, 2007			October 1, 2006
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$—	$—	$—	$—	$3,128	$3,128
Pre-tax (loss) earnings from operations	$(773)	$(461)	$(1,234)	$(63)	$539	$476
Pre-tax gain on disposal	1,887	153	2,040	1,932	25	1,957
Income tax benefit (expense)	302	(611)	(309)	939	(222)	717
Net earnings (loss) from discontinued operations	$1,416	$(919)	$497	$2,808	$342	$3,150

	Nine Months Ended
	September 30, 2007			October 1, 2006
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$—	$4,564	$4,564	$—	$7,974	$7,974
Pre-tax loss from operations	$(972)	$(4,859)	$(5,831)	$(1,278)	$(310)	$(1,588)
Pre-tax gain (loss) on disposal	1,286	(1,029)	257	1,906	211	2,117
Income tax benefit	380	1,573	1,953	2,243	38	2,281
Net earnings (loss) from discontinued operations	$694	$(4,315)	$(3,621)	$2,871	$(61)	$2,810

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Acquisitions

During the second quarter of 2007, Spherion acquired Resulté Universal, Ltd. (“Resulté”), a recruiting firm within the Texas market, providing information technology, accounting and finance recruiting and staffing services. The total purchase price of $15.9 million has been calculated as follows:

Cash consideration	$15,770
Capitalized acquisition costs	90
Total Purchase Price	$15,860

The total purchase price has been allocated as follows:

Goodwill	11,874
Intangible assets	3,900
Fixed assets	86
Total	$15,860

During the third quarter of 2007, Spherion acquired Todays Staffing, Inc., a staffing and recruiting company focused in the clerical market, which has approximately 60 locations in the United States and Canada. The purchase price of $40.3 million has been calculated as follows:

Cash consideration	$40,075
Capitalized acquisition costs	178
Total Purchase Price	$40,253

The total purchase price allocation has been estimated as follows:

Cash and cash equivalents	$693
Accounts receivables, net	18,246
Other current assets	1,127
Total current assets	20,066
Goodwill	21,256
Intangible assets	5,314
Fixed assets	1,712
Other assets	66
Total assets acquired	48,414
Accounts payable and other accrued expenses	3,200
Accrued salaries, wages and payroll taxes	4,961
Total liabilities assumed	8,161
Net assets acquired	$40,253

The total purchase price and the purchase price allocation related to Todays Staffing is considered preliminary and changes are expected as additional information becomes available. Intangible assets are included in other assets in the Condensed Consolidated Balance Sheet. Proforma Financial statements are being excluded due to immateriality. Intangible assets are amortized over a period of five to nine years.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

During the third quarter of 2007, the Company purchased the remaining 15% interest in our Canadian operations from the minority interest shareholder pursuant to an existing put/call agreement. The purchase price was approximately $6.1 million at current exchange rates of which $2.9 million was paid during the third quarter and the remaining balance was paid out in October of the current fiscal year; the liability for the final payment was recorded in the attached Condensed Consolidated Balance Sheet in other current liabilities. During the nine months ended September 30, 2007, we recorded expense of $2.3 million, to adjust the liability under the put/call to the agreed purchase price in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as well as to reflect foreign currency fluctuations.

9. Legal Proceedings and Contingencies

In connection with the disposition of certain businesses, Spherion, from time to time provides routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The disposition of these businesses also usually requires that Spherion indemnify the purchaser for liabilities that arose prior to the disposition date. Liabilities related to these indemnifications have been appropriately accounted for in the Condensed Consolidated Balance Sheet.

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

During the current quarter, a California administrative law judge ruled on two prior year state unemployment assessments made against the Company. The judge ruled in favor of the Company on one of the assessments and ruled in favor of the state on the second assessment. The judge’s ruling in the second matter was based upon procedural matters rather than technical merits. As such, the Company is appealing the decision. The outstanding assessment approximates $1.6 million plus potential interest and penalties. As of September 30, 2007, the Company had $1.6 million accrued as its best estimate of losses it expects to incur as a result of this matter which is recorded in the Condensed Consolidated Balance Sheet in accounts payable and other accrued expenses.

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

•           Off-Balance Sheet Arrangements

•           Critical Accounting Policies

•           New Accounting Pronouncements

•           Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic objectives during the third quarter of 2007 was as follows:

•                  First, targeted revenue growth:  Our strategy is to grow revenue with our targeted small and mid-sized accounts and increase the portion of company revenues generated from Professional Services. Revenue from small to mid-sized accounts (customers that do business with Spherion of $5 million or less, annually) grew about 14.4% compared with the prior year. The targeted small to mid-sized customer segment comprised 56.2% of revenue for the three months ended September 30, 2007 compared with 49.4% for the three months ended October 1, 2006. Additionally, in the third quarter of 2007 Professional Services revenues increased 6.8% to 26.8% of total company revenue, from 25.3% in the prior year.

•                  Second, emphasize higher margin services:  We continue to focus on providing additional services to existing accounts, particularly for higher value Professional Services and Recruitment Process Outsourcing (“RPO”). In addition to growth in our Professional Services business unit in the third quarter of 2007, much of which came from small to mid-sized customers, our RPO business grew 42.6% year over year. Overall, gross profit margin was 24.0%, an increase of 70 basis points compared with the prior year. The 70 basis point increase in gross profit margin is primarily due to (i) a shift in service mix to higher margin Professional Services and RPO (25 basis points), (ii) higher Professional Services temporary staffing pay/bill spreads (30 basis points) and (iii) lower employee benefit, insurance and payroll tax expense (15 basis points).

•                  Third, continue improving operating leverage:  Improvements in operating leverage require us to balance growth in operating expenses with growth in business volumes and gross profit. Selling, general and administrative expenses were down $1.3 million compared with the prior year. The decrease was primarily due to decreased employee costs. Selling, general and administrative expense as a percentage of gross profit was 88.3% during the third quarter of 2007, down 440 basis points compared with the same 2006 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended September 30, 2007 Compared with October 1, 2006

•                  Revenue increased $2.8 million to $495.2 million in 2007 from $492.3 million in the same 2006 period, details include:

•                  Staffing Services revenues decreased 1.5% compared with the prior year, while Professional Services revenues increased 6.8%. Small to mid-sized accounts grew 23.7% within Professional Services and 10.5% within Staffing Services. Large accounts were down 12.9% in total.

•                  Temporary employment decreased by 2.5% in the third quarter of 2007 as estimated by the Bureau of Labor Statistics. The Company’s combined temporary staffing revenue increased 0.3% year over year.

•                  Gross profit in 2007 was $119.0 million, up 3.7% from the prior year. Gross profit margin increased to 24.0% in 2007 compared with 23.3% for the same period in 2006. Gross profit margins increased primarily due to:

•                  Higher overall temporary staffing pay/bill spreads (30 basis points) within Professional Services.

•                  An increase in higher margin services including Professional Services and RPO in 2007 (25 basis points).

•                  Lower employee benefit, insurance and payroll tax expense (15 basis points).

•                  Selling, general and administrative expenses decreased $1.3 million to $105.1 million in 2007 from $106.4 million in the same period in 2006. As a percentage of gross profit, these costs decreased to 88.3% from 92.7% for the same period in 2006. Costs as a percentage of gross profit were impacted as follows:

•                  For Staffing Services, costs as a percentage of gross profit were 83.9% compared with 90.4% due to cost reduction activities undertaken in the fourth quarter of 2006 and early 2007.

•                  Within Professional Services, costs as a percentage of gross profit decreased to 86.3% in 2007 compared with 87.6% for the same period in 2006 due primarily to improved expense management and more efficient administrative processes.

•                  Net interest income was $1.0 million in 2007, up from $0.5 million in 2006. The increase in net interest income in 2007 is due to higher average cash balances in the current year and higher interest rates earned on investments.

•                  Our effective tax rate from continuing operations was 40.0%, decreasing from the prior year rate of 41.0% due to the benefit of work opportunity tax credits (as the required legislation was not in place during the third quarter of 2006), and a lower amount of non-deductible stock option expense.

•                  Earnings from continuing operations were $0.16 per share for the three months ended September 30, 2007 compared with $0.09 per share in the same period in 2006.

•                  Days Sales Outstanding (“DSO,” a measure of how quickly accounts receivable are collected) increased to 53 days as of September 30, 2007 from 50 days as of July 1, 2007. The increase is largely a result of a limited number of larger accounts with older balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended September 30, 2007 Compared with October 1, 2006

•                  Revenue increased $11.0 million to $1.44 billion in 2007 from $1.42 billion in the same 2006 period, details include:

•                  Staffing Services revenues decreased 1.1% while Professional Services revenues increased 6.3%. Small to mid-sized accounts grew 18.3% within Professional Services and grew 6.9% within Staffing Services. Large accounts were down about 8.7% overall across both segments.

•                  Temporary employment decreased by 1.3% in 2007 as estimated by the Bureau of Labor Statistics. The Company’s combined temporary staffing revenue was about flat year over year.

•                  Gross profit in 2007 was $343.4 million, up 4.5% from the prior year. Gross profit margin increased to 23.9% in 2007 compared with 23.1% for the same period in 2006. Gross profit margins increased due to:

•                  An increase in higher margin services including Professional Services, permanent placement and RPO in 2007 (45 basis points).

•                  Lower employee benefit, insurance and payroll tax expense (20 basis points).

•                  Higher overall temporary staffing pay/bill spreads (15 basis points) within Professional Services.

•                  Selling, general and administrative expenses increased $2.7 million to $312.4 million in 2007 from $309.6 million in the same period in 2006. As a percentage of gross profit, these costs decreased to 91.0% from 94.2% for the same period in 2006. Costs as a percentage of gross profit were impacted as follows:

•                  For Staffing Services, costs as a percentage of gross profit were 88.9% compared to 93.8% due to cost reduction activities undertaken in the fourth quarter of 2006 and early 2007.

•                  Within Professional Services, costs as a percentage of gross profit were 84.8% compared to 85.6% and decreased due to improved cost leveraging.

•                  Net interest income was $1.2 million in 2007 compared with net interest income of $1.6 million for 2006. The decrease in net interest income is primarily due to $1.4 million of interest expense recorded during the first nine months of 2007 related to the purchase of the remaining 15% interest in our Canadian operations, partially offset by increase in interest income in 2007 due to higher average cash balances in the current year and higher interest rates earned on investments. The interest was recorded in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

•                  Our effective tax rate from continuing operations was 40.6% which decreased from the prior year rate of 42.0% due to the benefit of work opportunity tax credits (as the required legislation was not in place during the first nine months of 2006), a lower amount of non-deductible stock option expense and the recognition of previously unrecognized capital loss benefits, partially offset by non-deductible expense related to the purchase of the remaining 15% interest in our Canadian operations in 2007.

•                  Earnings from continuing operations were $0.34 per share for the nine months ended September 30, 2007 compared with $0.21 per share in the same period in 2006.

•                  Days Sales Outstanding (“DSO,” a measure of how quickly accounts receivable are collected) increased to 53 days as of September 30, 2007 from 50 days as of July 1, 2007. The increase is largely a result of a limited set of larger accounts.

Discontinued Operations

For the three months ended September 30, 2007 and October 1, 2006, discontinued operations had a pre-tax operating loss of $1.2 million and pre-tax operating earnings of $0.5 million, respectively. For the nine months ended September 30, 2007 and October 1, 2006, discontinued operations had pre-tax operating losses of $5.8 million, and $1.6 million, respectively.

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues:
Staffing Services	$362,262	73.2%	$367,946	74.7%	$1,045,145	72.8%	$1,057,230	74.2%
Professional Services	132,906	26.8%	124,399	25.3%	390,369	27.2%	367,235	25.8%
Total	$495,168	100.0%	$492,345	100.0%	$1,435,514	100.0%	$1,424,465	100.0%

		% of		% of		% of		% of
		Revenues		Revenues		Revenues		Revenues
Gross profit:
Staffing Services	$73,855	20.4%	$74,688	20.3%	$211,101	20.2%	$208,773	19.7%
Professional Services	45,149	34.0%	40,077	32.2%	132,284	33.9%	119,765	32.6%
Total	$119,004	24.0%	$114,765	23.3%	$343,385	23.9%	$328,538	23.1%

Segment operating profit:
Staffing Services	$11,922	3.3%	$7,150	1.9%	$23,377	2.2%	$13,035	1.2%
Professional Services	6,191	4.7%	4,950	4.0%	20,156	5.2%	17,250	4.7%
Total	18,113	3.7%	12,100	2.5%	43,533	3.0%	30,285	2.1%
Unallocated corporate costs	(3,876)		(3,686)		(11,977)		(11,226)
Amortization expense	(290)		(39)		(538)		(155)
Interest expense	(259)		(481)		(2,591)		(1,471)
Interest income	1,285		940		3,762		3,066
Restructuring and other charges	—		—		—		303
Earnings from continuing operations before income taxes	$14,973		$8,834		$32,189		$20,802

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Results

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Clerical	$219,546	60.6%	$230,161	62.6%	$655,890	62.8%	$667,216	63.1%

Light industrial	142,716	39.4%	137,785	37.4%	389,255	37.2%	390,014	36.9%
Segment revenues	$362,262	100.0%	$367,946	100.0%	$1,045,145	100.0%	$1,057,230	100.0%

Revenues by Service:
Temporary staffing	$309,739	85.5%	$316,435	86.0%	$888,399	85.0%	$908,301	85.9%
Managed services	46,480	12.8%	44,830	12.2%	139,320	13.3%	132,006	12.5%
Permanent placement	6,043	1.7%	6,681	1.8%	17,426	1.7%	16,923	1.6%
Segment revenues	$362,262	100.0%	$367,946	100.0%	$1,045,145	100.0%	$1,057,230	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary staffing	17.3%		17.4%		17.0%		16.9%
Managed services	30.4%		28.7%		30.5%		29.0%
Permanent placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	20.4%		20.3%		20.2%		19.7%

Three Months Ended September 30, 2007 Compared with October 1, 2006

Revenues — Staffing Services revenue decreased 1.5% to $362.3 million in the third quarter of 2007 from $367.9 million in the same period of the prior year.  The decrease is primarily due to a decrease in demand from several large customers.

•          By skill — Clerical revenue decreased 4.6% and light industrial revenue increased 3.6% from prior year levels. The decrease in clerical revenue is primarily due to a decrease in demand from several large customers, partially offset by higher RPO activity. The increase in light industrial revenue was attributable to higher business volume with existing and new mid-sized customers primarily in the manufacturing and packaged food industries.

•          By service — Temporary staffing revenue decreased 2.1% compared with the same period in 2006 due to a decrease in revenue from large accounts partially offset by growth from small to mid-sized customers. Managed services revenue increased 3.7% to $46.5 million in the third quarter of 2007 from $44.8 million for the same period in the prior year. The increase in managed services revenue was primarily due to a 42.6% increase in RPO revenues compared with the same period in the prior year. Permanent placement revenue decreased 9.5% over the prior year primarily due to weaker demand across all skill areas.

Gross Profit — Gross profit decreased 1.1% to $73.9 million from $74.7 million in the same period last year. The segment gross profit margin was 20.4% in 2007 compared with 20.3% in the same prior year period. The increase of 10 basis points in the segment gross profit margin was primarily due to higher margin and volume in managed services, specifically RPO (19 basis points), partially offset by lower temporary staffing pay/bill spreads (9 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Profit — Staffing Services segment operating profit was $11.9 million compared with $7.2 million in the same period of the prior year. The increase from prior year was due to lower operating expenses of $5.6 million due to better management of employee costs, advertising expenses and professional fees, partially offset by the decrease in gross profit of $0.8 million as described above. Operating expenses as a percentage of gross profit decreased to 83.9% compared with 90.4% in the same period of the prior year.

Nine Months Ended September 30, 2007 Compared with October 1, 2006

Revenues — Staffing Services revenue decreased 1.1% to $1.05 billion in 2007 from $1.06 billion in the prior year.  Revenue decreases are primarily due to a decrease in demand from several large customers, largely offset by growth in our targeted small and mid-sized accounts.

•          By skill — Clerical revenue decreased 1.7% from the prior year primarily due to lower business volumes with a few large customers in the technology industry. Industrial revenue trends improved in the second and third quarters as volume picked up with several new small to mid-sized accounts and were about flat for the nine months compared with the same period last year.

•          By service — Temporary staffing revenue decreased 2.2% compared with the prior year due to a decrease in revenue from large accounts. Managed services revenue increased 5.5% to $139.3 million in 2007 from $132.0 million for the same period in the prior year. The increase in managed services revenue was primarily due to a 54.3% increase in RPO revenues compared with the prior year. Permanent placement revenue increased 3.0% over the prior year primarily due to the addition of recruiters, particularly in Canada.

Gross Profit — Gross profit increased 1.1% to $211.1 million from $208.8 million in the prior year in spite of slightly lower revenue. The overall gross profit margin was 20.2% in 2007 compared with 19.7% in the prior year. The increase of 50 basis points in the overall gross profit margin was primarily due to growth of permanent placement and higher margin and volume in managed services, specifically RPO (35 basis points) and lower employee benefit, insurance and payroll tax expense (30 basis points), partially offset by lower temporary staffing pay/bill spreads (15 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $23.4 million compared with $13.0 million in the prior year. The increase from prior year was due to the increase in gross profit of $2.3 million as described above and lower operating expenses of $8.0 million. Decreases in operating expenses were primarily related to better management of employee costs, advertising and other administrative expenses. Operating expenses as a percentage of gross profit decreased to 88.9% compared with 93.8% in the prior year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Information Technology	$87,053	65.5%	$81,817	65.8%	$254,722	65.3%	$237,976	64.8%
Finance & Accounting	26,980	20.3%	25,353	20.4%	82,209	21.1%	78,385	21.3%
Other	18,873	14.2%	17,229	13.8%	53,438	13.6%	50,874	13.9%
Segment revenues	$132,906	100.0%	$124,399	100.0%	$390,369	100.0%	$367,235	100.0%

Revenues by Service:
Temporary Staffing	$119,071	89.6%	$111,247	89.4%	$347,747	89.1%	$327,460	89.2%
Permanent Placement	13,835	10.4%	13,152	10.6%	42,622	10.9%	39,775	10.8%
Segment revenues	$132,906	100.0%	$124,399	100.0%	$390,369	100.0%	$367,235	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	26.3%		24.2%		25.8%		24.4%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	34.0%		32.2%		33.9%		32.6%

Three Months Ended September 30, 2007 Compared with October 1, 2006

Revenues — Professional Services revenue increased 6.8% to $132.9 million in the third quarter of 2007 from $124.4 million in the same period of the prior year. The increase in revenues was mostly attributable to temporary staffing revenues, which increased $7.8 million, and strong customer demand, particularly with small to mid-sized customers which grew 23.7% including the acquisition of Resulté during the second quarter (contributed two-thirds of the overall growth).

•          By skill — Information technology (“IT”) increased 6.4% from the same period in the prior year primarily due to the acquisition of Resulté. Finance and accounting also increased 6.4% compared with the same period in the prior year primarily due to demand for temporary staffing across a broad base of small and mid-sized customers.

•          By service — Temporary staffing increased 7.0% primarily due to the acquisition of Resulté and continued strong demand for finance and accounting personnel within small and mid-sized customers. Permanent placement revenue increased 5.2% as a result of demand for sales and marketing, IT and finance and accounting skills as unemployment rates for skilled workers remain low.

Gross Profit — Professional Services gross profit increased 12.7% to $45.1 million in the third quarter of 2007 from $40.1 million in the same prior year period. The overall gross profit margin was 34.0% in 2007 compared with 32.2% in the same period of the prior year. This 180 basis point increase in gross profit margin was primarily due to higher temporary staffing pay/bill spreads (130 basis points), lower employee benefit, insurance and payroll tax expense (60 basis points), partially offset by a change in service mix due to decreased permanent placement services (10 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Profit — Professional Services segment operating profit was $6.2 million compared with $5.0 million in the same period of the prior year. The increase in operating profit from the prior year was due to the increase in gross profit of $5.1 million partially offset by higher operating expenses of $3.8 million; operating expenses as a percentage of gross profit were down 130 basis points to 86.3% due to improved expense management and administrative processes. The absolute dollar increase in operating expenses was primarily due to the acquisition of Resulté in the second quarter of 2007 and the addition of sales and recruiting staff.

Nine Months Ended September 30, 2007 Compared with October 1, 2006

Revenues — Professional Services revenue increased 6.3% to $390.4 million in 2007 from $367.2 million in the prior year. The increase in revenues was mostly attributable to temporary staffing revenues, which increased $20.3 million, due to strong customer demand, particularly with small to mid-sized customers which grew 18.3%, and the acquisition of Resulté in the second quarter of 2007, which contributed about 2.1% of the year over year growth.

•          By skill — IT increased 7.0% from the prior year due to increased demand across our small and mid-sized customer base, the Resulté acquisition and growth among select large accounts. Finance and accounting increased approximately 4.9% compared with the prior year primarily due to growth among a diverse base of small and mid-sized customers. Revenue from other skills increased primarily due to increased demand in human resources, engineering and sales and marketing positions.

•          By service — Temporary staffing increased 6.2% primarily due to continued demand for IT and finance and accounting skills in small and mid-sized accounts and the Resulté acquisition. Permanent placement revenue increased 7.2% to meet demand for sales and marketing, IT and finance and accounting skills as unemployment rates among skilled workers remain low.

Gross Profit — Professional Services gross profit increased 10.5% to $132.3 million in 2007 from $119.8 million in the prior year. The overall gross profit margin was 33.9% in 2007 compared with 32.6% in the prior year. This 130 basis point increase in gross profit margin was primarily due to higher temporary staffing pay/bill spreads (95 basis points), lower employee benefit, insurance and payroll tax expense (30 basis points), and a change in service mix due to increased permanent placement services (5 basis points).

Segment Operating Profit — Professional Services segment operating profit was $20.2 million compared with $17.3 million in the prior year. The increase in operating profit from the prior year was due to the increase in gross profit of $12.5 million partially offset by higher operating expenses of $9.6 million; operating expenses as a percentage of gross profit were down 80 basis points to 84.8% from 85.6%. The decrease in operating expenses as a percentage of gross profit was primarily due to operating leverage and improved expense management.

Outlook — For the past two years, we have made significant investments by adding recruiters to capitalize on opportunities in the marketplace and through acquisitions to drive revenue and gross profit growth. These additions may help drive future revenue growth, although recruiter productivity and customer demand will play a significant role in our future ability to continue growing. Growth in IT for the remainder of 2007 is expected to continue, however, it will largely depend on our ability to continue penetrating existing client relationships and customer project related spending. There is no assurance that revenues or segment operating profit for the Professional Services segment will continue to grow at the same pace.

Unallocated Corporate Costs

Unallocated corporate costs were $3.9 million and $3.7 million in the third quarters of 2007 and 2006, respectively. Unallocated corporate costs were $12.0 million and $11.2 million for the nine-month periods ended September 30, 2007 and October 1, 2006, respectively. The increase during the first nine-months of 2007 compared with last year is primarily attributable to foreign exchange costs associated with the purchase of the remaining 15% interest of our Canadian business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources

Cash Flows

As of September 30, 2007, we had total cash available of $32.1 million (a decrease of $22.6 million from December 31, 2006). Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2007	October 1, 2006
Cash Provided By (Used In):
Operating activities	$36,262	$19,964
Investing activities	(51,344)	11,003
Financing activities	(8,573)	(28,726)
Effect of exchange rates	1,092	133
Net (decrease) increase in cash and cash equivalents	$(22,563)	$2,374

Operating cash flows

Operating cash flows of $36.3 million for the nine months ended September 30, 2007 were comprised primarily of $15.5 million of earnings, plus non-cash depreciation and amortization of $17.2 million, non-cash deferred income tax expense of $12.1 million, non-cash discontinued operations related charges, share-based compensation and other non-cash charges of $8.4 million partially offset by an increase in working capital items of $16.9 million.  The $16.9 million increase in working capital items is due to increases in receivables from higher DSO and lower accounts payable.

Operating cash flows for the nine months ended October 1, 2006 of $20.0 million were comprised of $14.9 million of earnings, plus non-cash depreciation and amortization of $16.5 million, non-cash deferred income tax expense of $8.2 million and non-cash discontinued operations related charges,  share-based compensation and other non-cash charges of $1.7 million partially offset by cash largely used to fund an increase in non-cash working capital items of $21.3 million and the investment in a mutual fund portfolio, classified within other assets, to match fund the company’s non-qualified deferred compensation liability.  The $21.3 million increase in working capital items was driven by the normal reduction in payables from normally high year-end levels due primarily to the pay out in the first quarter of annual incentive compensation amounts, the net reduction in self-insurance reserves and the pay down of several litigation and disposition related accruals.  These payable items were partially offset by lower receivables due to a
2-day improvement in days sales outstanding and the receipt of a $4.5 million income tax refund.

Investing cash flows

Cash used in investing activities of $51.3 million for the nine months ended September 30, 2007 was primarily due to acquisitions of $59.4 million for the purchase of Todays Staffing and Resulté, capital expenditures of $6.0 million which primarily relate to computer hardware upgrades and new system developments, partially offset by reimbursements of insurance claim payments of $13.8 million from our insurance deposit accounts.

Cash provided by investing activities for the nine months ended October 1, 2006 of $11.0 million was primarily due to insurance reimbursements which include funds for claims payments of $12.2 million and a return of collateral of $15.7 million due to improved workers’ compensation losses. Capital expenditures of $16.9 million primarily related to network upgrades and front and back office software initiatives to improve productivity and enhance our abilities to work with customers and candidates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Financing cash flows

Financing cash used for the nine months ended September 30, 2007 of $8.6 million was primarily due to the repurchase of common stock of $9.5 million, as proceeds from option exercises more than offset debt repayments.

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

We have a U.S. dollar revolving line of credit in the amount of $250.0 million that is secured by substantially all of our domestic accounts receivable. At our option, the amount available can be increased to $300.0 million. As of September 30, 2007, there were no amounts outstanding under this facility. Our total availability was $154.2 million (calculated as eligible receivables of  $204.5 million, less: amounts outstanding, if any, letters of credit of $31.6 million and a one week payroll reserve of $18.7 million). Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.7% (LIBOR plus a spread) or approximately 7.5% (prime plus a spread) as of September 30, 2007. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit we pay an annual rate based on availability under the line (currently 1.25%) plus a fixed fronting fee of 0.25%. This line of credit expires in 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures January 2008. This facility provides up to CAD$13.0 million of financing (approximately USD$13.1 million at current exchange rates). As of September 30, 2007, there were no borrowings outstanding under this facility. As of September 30, 2007, the interest rate for amounts borrowed on this facility would have approximated 7.3% (Canadian prime plus a spread). An unused line fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. We guarantee the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. At September 30, 2007, we were in compliance with the requirements of these covenants.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

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

Accrued self insurance losses—We retain a portion of the risk under our workers’ compensation, general liability, professional liability, employment practices liability and health benefits insurance programs.  Estimated losses for workers’ compensation has been discounted at 4.35% at both September 30, 2007 and 4.75% at December 31, 2006, respectively. General liability and employment practices liability have been discounted at 4.75% at both September 30, 2007 and December 31, 2006, respectively. Recording reserves for self insured losses involves a considerable amount of judgment.  In developing the reserves, we use estimates from external actuaries for most of our accruals under the following circumstances: (i) when the accruals are sufficiently material, (ii) when there is an adequate population of claims upon which to prepare actuarial estimates and (iii) when the claims develop over a longer period of time.  For all other accruals we base our reserves on internal estimates.  Factors that can affect our reserves are as follows:

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

Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to cost of services for billable temporary staff and/or selling, general and administrative expenses for selling and administrative staff in the period determined.  The Company monitors the impact of reserve changes on its results of operations and over time such reserve changes tend to be insignificant to overall gross profits. During 2007 and 2006, our workers’ compensation costs were reduced by $2.7 million and $6.5 million of adjustments to prior year reserves and the discount rate, respectively. Due to the judgment used in recording these reserves, the ultimate amount of reserves that are needed could differ significantly from our original estimate and could result in future charges or credits to amounts recorded in cost of services and/or selling, general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

New Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 enables companies to report selected financial assets and liabilities at their fair value. This statement requires companies to provide additional information to help investors and other users of financial statements understand the effects of a company’s election to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Spherion evaluated the requirements of SFAS No. 159 and has determined that there will be no impact on its financial condition or results of operations.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Average	Total Number of	Maximum Number
	Total		Price	Shares Purchased	of Shares that
	Number of		Paid	as Part of	May Yet Be
	Shares		per	Publicly Announced	Purchased Under
Period	Purchased		Share	Program (1)	the Program (1)
Month 1 July 2, 2007 through July 29, 2007	274	(2)	$8.96	—	—
Month 2 July 30, 2007 through August 26, 2007	315,172	(2)	7.68	315,000	—
Month 3 August 27, 2007 through September 30, 2007	195	(2)	8.66	—	—
Total	315,641		$7.65	315,000	—

(1)   In February 2007, the Board of Directors authorized the Company to repurchase shares of its common stock as needed to mitigate the dilutive impact of shares issued under our various employee benefit plans. The repurchases are limited to a maximum of 50,000 shares of common stock per week. The program shall expire on February 20, 2009.

(2)   Number of shares purchased also includes purchases that relate to deferred compensation plan for highly compensated employees. This is a non-publicly announced program.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
2.1

Stock Purchase Agreement dated September 19, 2007 between the Company, Spherion Atlantic Enterprises, LLC and CDI Corporation relating to the purchase by the Company of 100% of the outstanding stock of Todays Staffing, Inc from CDI attached hereto.

10.1*	Deferred Stock Unit Agreement for Roy G. Krause relating to 700,000 Deferred Stock Units granted to Mr. Krause on August 27, 2007 attached hereto.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32 attached hereto.

*                                         This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

Date: November 8, 2007	By:	/s/ Mark W. Smith
Mark W. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)