Form 10-Q
period 2008-03-30
SPHERION CORP
filed 2008-05-08
CIK 914536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

_________________________ FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008 Commission file number: 1-11997 __________________________

SPHERION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3536544
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2050 Spectrum Boulevard, Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip code)

(954) 308-7600
(Registrant’s telephone number, including area code)
____________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx Noo

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	x

Non-accelerated filer	¨	Smaller reporting company	¨
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso Nox

       Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on April 27, 2008 was 54,858,615.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, in thousands, except per share amounts)
	Three Months Ended
	March 30,	April 1,
	2008	2007
Revenues	$576,463	$461,869
Cost of services	448,295	356,148
Gross profit	128,168	105,721

Selling, general and administrative expenses	119,903	99,620
Amortization of intangibles	2,044	40
Interest expense	1,749	1,951
Interest income	(179)	(1,283)
Restructuring and other charges	996	-
	124,513	100,328

Earnings from continuing operations before income taxes	3,655	5,393
Income tax expense	(1,462)	(2,646)

Earnings from continuing operations	2,193	2,747
Loss from discontinued operations, net of tax	(911)	(141)

Net earnings	$1,282	$2,606

Earnings per share, Basic and Diluted:
Earnings from continuing operations	$0.04	$0.05
Loss from discontinued operations	(0.02)	-
	$0.02	$0.05

Weighted average shares used in computation of earnings per share:
Basic	55,740	56,551
Diluted	56,303	57,090

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
	(unaudited)
	March 30,	December 30,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$11,047	$15,324
Receivables, less allowance for doubtful accounts of $5,044 and $6,523, respectively	333,708	347,908
Deferred tax asset	15,129	13,413
Insurance deposit	561	6,986
Other current assets	26,006	22,606
Total current assets	386,451	406,237
Goodwill	144,486	146,584
Property and equipment, net of accumulated depreciation of $122,892 and $109,229, respectively	74,638	78,077
Deferred tax asset	100,068	102,024
Trade names and other intangibles, net	74,723	76,776
Insurance deposit	-	11,259
Other assets	21,105	23,861
	$801,471	$844,818
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$85,591	$86,035
Accounts payable and other accrued expenses	73,848	79,779
Accrued salaries, wages and payroll taxes	71,523	78,850
Accrued insurance reserves	21,478	19,174
Accrued income tax payable	1,496	1,042
Other current liabilities	13,519	16,419
Total current liabilities	267,455	281,299
Long-term debt, net of current portion	1,960	22,148
Accrued insurance reserves	18,290	20,501
Deferred compensation	14,700	17,287
Other long-term liabilities	3,034	2,923
Total liabilities	305,439	344,158

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares; none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 10,216,782 and 9,443,034 shares, respectively	(88,396)	(83,681)
Additional paid-in capital	848,388	848,628
Accumulated deficit	(272,111)	(273,393)
Accumulated other comprehensive income	7,498	8,453
Total stockholders' equity	496,032	500,660
	$801,471	$844,818

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 30,	April 1,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,282	$2,606
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations gain on disposal, net of income tax	-	(21)
Depreciation and amortization	7,439	5,745
Deferred income tax expense	240	2,251
Share-based compensation	991	813
Other non-cash charges	287	1,268
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	14,016	5,510
Other assets	(1,426)	(256)
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(14,566)	(8,329)
Net cash provided by operating activities	8,263	9,587
Cash flows from investing activities:
Acquisitions, net of cash acquired	(33)	(63)
Capital expenditures, net	(2,607)	(2,319)
Insurance reimbursements	17,123	2,449
Other	(27)	(653)
Net cash provided by (used in) investing activities	14,456	(586)
Cash flows from financing activities:
Repayments of lines of credit, net	(18,921)	-
Purchases of treasury stock	(5,711)	(1,778)
Deferred purchase price and debt repayments	(2,445)	(646)
Proceeds from exercise of employee stock options	59	147
Other	(129)	-
Net cash used in financing activities	(27,147)	(2,277)
Effect of exchange rates on cash and cash equivalents	151	34
Net (decrease) increase in cash and cash equivalents	(4,277)	6,758
Cash and cash equivalents, beginning of period	15,324	54,640
Cash and cash equivalents, end of period	$11,047	$61,398

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Spherion Corporation ("the Company"), its wholly-owned subsidiaries and certain other entities it is required to consolidate in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All material intercompany transactions and balances have been eliminated in consolidation.

These statements have been prepared in accordance with the accounting policies described in the Annual Report on Form 10-K for the fiscal year ended December 30, 2007 and should be read in conjunction with the Consolidated Financial Statements and notes included therein. These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Spherion is currently evaluating the impact of the provisions of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." This statement amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will impact Spherion's accounting for business combinations completed, if any, after December 28, 2008.

2. Earnings Per Share

Basic earnings per share are computed by dividing Spherion’s earnings by the weighted average number of shares outstanding during the period. When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion’s earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and restricted stock units. The dilutive impact of share-based compensation is determined by applying the "treasury stock" method. A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Weighted-average shares outstanding - Basic	55,740	56,551

Effect of dilutive options and nonvested stock	563	539
Weighted-average shares outstanding - Diluted	56,303	57,090

Anti-dilutive options not included above	3,306	2,664

SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued) (unaudited)

3. Goodwill and Intangible Assets The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Staffing	Professional
	Services	Services	Total
Balance at December 30, 2007	$55,933	$90,651	$146,584
Foreign currency changes and other	(989)	-	(989)
Goodwill additions during the period	-	-	-
Goodwill adjustments during the period	(1,065)	(44)	(1,109)
Balance at March 30, 2008	$53,879	$90,607	$144,486

A summary of tradenames and other intangibles are as follows (in thousands):

	As of
	March 30,	December 30,
	2008	2007
Indefinite lived intangible assets - Tradenames	$41,500	$41,500
Finite lived intangible assets:
Customer relationships and other intangibles	36,751	36,781
Accumulated amortization	(3,528)	(1,505)
	33,223	35,276
	$74,723	$76,776

             Spherion's acquired tradenames have been identified as having an indefinite useful life. Amortization expense associated with finite lived intangible assets for the three months ended March 30, 2008 and April 1, 2007 was $2.0 million and less than $0.1 million, respectively. Customer relationships and other intangibles are being amortized on an accelerated method over the estimated useful life of the intangible asset ranging from 2 to 19 years.

4. Acquisitions

             In December 2007, Spherion acquired the stock of IntelliMark Holdings, Inc., parent company of Technisource (together, "Technisource")
a company that provides IT temporary staffing, recruiting and managed IT services for $145.8 million. In September of 2007, Spherion acquired the stock of Todays Staffing, Inc. ("Todays"), a temporary staffing and recruiting company focused in the clerical market for $41.6 million.
The results of operations of these acquired companies have been included in our Condensed Consolidated Financial Statements since the date of acquisition.

             Supplemental information on an unaudited pro forma basis, as if the acquisitions described above have been completed at the beginning of the 2007 period, is as follows (in thousands, except per share amount):

Three Months
Ended
(Unaudited)	April 1, 2007
Revenues	$561,721

Net earnings from continuing operations	$1,916

Earnings per share from continuing operations-Diluted	$0.03

SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued) (unaudited)

4. Acquisitions (continued)

These pro forma condensed consolidated financial results have been prepared for comparative purposes only. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of these acquisitions. The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. The pro forma information does not purport to be indicative of the results of operations, that actually would have resulted, had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

During 2007, Spherion also acquired Resulté Universal, Ltd. ("Resulté"), a recruiting firm within the Texas market, providing information technology, accounting and finance recruiting and staffing services. Also in 2007, Baystate Select, LLC ("Baystate"), a finance and accounting recruiting firm within the Boston market, and several area-based franchise operations were acquired. The results of operations for Resulté, Baystate and the area-based franchise operations have been included in our Condensed Consolidated Financial Statements since the dates of acquisition. The acquisition of Resulté and Baystate and the aforementioned area-based franchise operations are considered immaterial acquisitions and are not included in the unaudited pro forma financial information provided above.

Acquisition-related Integration Costs

As a result of our acquisitions of Technisource and Todays, we recorded costs related to the integration of the acquired businesses with Spherion and the elimination of duplicative activities. During the year ended December 30, 2007, we recorded a liability of approximately $7.1 million, which consisted of $4.7 million for severance reserves related to redundant positions and $2.4 million related to redundant facilities within the acquired businesses. Of the $4.7 million related to severance, $0.7 million was paid during fiscal year 2007, $1.9 million was paid during the three months ended March 30, 2008, and $0.7 million was reversed to goodwill due to changes in estimates. Of the $2.4 million related to redundant facilities, $0.7 million was reversed to goodwill due to changes in assumptions. These activities are based upon plans committed to by management.  Additionally, the Company recorded a charge of $1.0 million in the first quarter of 2008 related to other integration activities.

5. Legal Proceedings and Contingencies

In connection with the disposition of certain businesses, Spherion, from time to time provides routine indemnifications with respect to equipment and real estate leases and, in certain cases, the performance of services. The disposition of these businesses also usually requires that Spherion indemnify the purchaser for liabilities that arose prior to the disposition date. Liabilities related to these indemnifications have been appropriately accounted for in the Condensed Consolidated Balance Sheets.

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

As of March 30, 2008, we had $43.3 million in irrevocable letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance. As of March 30, 2008, none of these irrevocable letters of credit had been drawn upon.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

6. Comprehensive Income

The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended
	March 30,	April 1,
	2008	2007
Net earnings	$1,282	$2,606
Other comprehensive income:
Foreign currency translation adjustments arising during the period	(955)	3
Total comprehensive income	$327	$2,609

7. Stockholders’ Equity

On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock. During the three months ended March 30, 2008, Spherion purchased 0.9 million shares for approximately $5.7 million at an average price of $6.42 per share. This authorization replaced the previous repurchase plan authorized on February 20, 2007, which allowed the repurchase of a maximum of 50,000 shares of common stock per week to mitigate the dilutive impact of shares issued under our various employee benefit plans. During the three months ended April 1, 2007, Spherion purchased 0.2 million shares for approximately $1.8 million at an average price of $8.86 under the previously approved plan. As of March 30, 2008, the current authorization had approximately $19.3 million remaining available for the repurchase of additional common stock.

8. Discontinued Operations

Results from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings are as follows (in thousands):

	Three Months Ended
	March 30, 2008			April 1, 2007
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$2,614	$2,614
Pre-tax (loss) earnings from operations	$(1,512)	$16	$(1,496)	$(270)	$4	$(266)
Pre-tax gain on disposal	-	-	-	-	34	34
Income tax benefit (expense)	591	(6)	585	106	(15)	91
Net earnings (loss) from discontinued
operations	$(921)	$10	$(911)	$(164)	$23	$(141)

There were no material assets recorded related to discontinued operations in the Condensed Consolidated Balance Sheets presented herein.  Included in the Condensed Consolidated Balance Sheets as of March 30, 2008 and December 30, 2007, were liabilities of $6.7 million and $5.9 million, respectively, related to discontinued operations.

Activity by operating segment related to discontinued operations is as follows:

Staffing Services

The 2007 activity primarily represents the results of operations from Spherion’s outplacement consulting business which was sold in the second quarter of 2007.

SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued) (unaudited)

8. Discontinued Operations (continued) Professional Services

The 2008 period includes $1.5 million of pre-tax expense related to legal fees associated with the defense of certain foreign legal matters.

9. Segment Information

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2008	2007
Revenues:
Staffing Services	$372,010	$336,580
Professional Services	204,453	125,289
Segment revenues	$576,463	$461,869
Gross profit:
Staffing Services	$68,716	$64,650
Professional Services	59,452	41,071
Segment gross profit	$128,168	$105,721
Segment operating profit:
Staffing Services	$1,793	$2,751
Professional Services	10,688	6,540
Segment operating profit	12,481	9,291

Unallocated corporate costs	(4,216)	(3,190)
Amortization expense	(2,044)	(40)
Interest expense	(1,749)	(1,951)
Interest income	179	1,283
Restructuring and other charges	(996)	-
Earnings from continuing operations before income taxes	$3,655	$5,393

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

10. Fair Value Measurements

Effective December 31, 2007, Spherion adopted SFAS No. 157 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). To increase consistency in applying fair value measurements, SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

Level 2—Assets and liabilities valued based on observable market data for similar instruments.

Level 3—Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some which is internally-developed, and considers risk premiums that a market participant would require.

	Fair Value Measurements
	As of March 30, 2008
	(in thousands)
Description	Level 1	Level 2	Level 3	Total
Assets
Trust investments	$20,412	$-	$-	$20,412

Liabilities
Deferred compensation plan	$20,521	$-	$-	$20,521

Spherion has a voluntary non-qualified deferred compensation plan for highly compensated employees not fully eligible to participate in Spherion’s 401(k) Benefit Plan. Spherion maintains investments in a portfolio of mutual funds held in a trust which are intended to match the related deferred compensation plan liability. These funds may be used for general corporate purposes. The deferred compensation plan liability represents compensation deferrals and investment returns based upon participants’ investment elections. Both the trust investments and the deferred compensation plan liability are valued at the quoted market prices of the participants’ investment elections in various mutual fund investments. As such, Spherion has classified these assets and liabilities as Level 1 within the fair value hierarchy set forth by SFAS No. 157.

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
       • Non-GAAP Financial Measures
• Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic objectives during the first quarter of 2008 was as follows:

  First, generate revenue growth among small to mid-sized accounts: Our strategy is to grow revenues with our targeted small and mid-sized accounts and increase the portion of company revenues generated from Professional Services.  During the first quarter of 2008, revenues from our small to mid-sized accounts (customers that do business with Spherion of $5 million or less, annually) represented 50.6% of total revenue, up from 46.6% in the first quarter of 2007.  Revenues from Professional Services represented 35.5% of total revenues in the first quarter of 2008, up from 27.1% of total revenues in the first quarter of last year. Total revenues increased 24.8% during the first quarter of 2008 compared with the prior year, primarily as a result of the acquisition of businesses focused primarily on professional and other services to small and mid-sized accounts. In additon, by staying focused on this strategy, Spherion was able to grow organically by 0.2% in the first quarter of 2008, a period when the market for temporary jobs in the United States of America declined by 3.8%.

  Second, emphasize higher margin services: We continue to focus on providing additional services to existing customers, particularly higher value Professional Services and Recruitment Process Outsourcing ("RPO"). In addition to growth in our Professional Services operating segment in the first quarter of 2008, much of which came from the acquisitions made in the second half of 2007 and growth in small to mid-sized customers, our RPO business grew 27.9% year over year. Overall, gross profit margin was 22.2% for the current quarter, a decrease of 70 basis points compared with the prior year. Although the addition of Todays and Technisource positively impacted gross profit margins, a lower mix of permanent placement and managed services revenues and lower Staffing Services temporary staffing margins resulted in the reduced gross profit margins.

  Third, continue improving operating leverage and maintain financial discipline: Improvements in operating leverage require us to balance growth in operating expenses with growth in business volumes and gross profit.  Selling, general and administrative expenses in the first quarter of 2008 increased by $20.3 million compared with the prior year, mostly due to acquisitions made in the second half of 2007. However, as a result of effective management of our cost structure and beginning to realize synergies associated with the acquisitions, we reduced selling, general and administrative costs as a percentage of gross profit to 93.6% from 94.2%. During the first quarter of 2008, the systems and back office integration of Todays was completed and the field operations of Technisource were fully integrated with Spherion. Additionally, the systems and back office conversion of Technisource was completed in April 2008, ahead of schedule, which will allow us to realize further synergies from our acquisitions as we move through 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended March 30, 2008 Compared with April 1, 2007

Revenues in the first quarter of 2008 were $576.5 million, an increase from $461.9 million last year.

Staffing Services revenues were 64.5% of total revenues and increased 10.5% compared with the prior year primarily due to the acquisition of Todays. On an organic basis, Staffing Services revenues increased 0.1% primarily due to continued expansion of the RPO business, partially offset by lower permanent placement revenues.

Professional Services revenues increased 63.2% to 35.5% of total revenue due primarily to the acquisitions of Technisource and Resulté. On an organic basis, revenues increased 0.5% compared with the prior year primarily due to higher temporary staffing revenues in finance and accounting, legal, engineering and other skills partially offset by lower permanent placement revenues.

Temporary employment in the United States of America decreased by 3.8% in the first quarter of 2008 as estimated by the Bureau of Labor Statistics. The Company’s combined temporary staffing revenues were flat on an organic basis from the prior year.

Gross profit in 2008 was $128.2 million. Gross profit margin decreased to 22.2% in 2008 compared with 22.9% for the same period in 2007. Gross profit margins decreased due to:
Lower permanent placement volume and mix year over year (90 basis points); and
Lower mix of managed services, including RPO (70 basis points); partially offset by
Higher total flexible margin due to the higher mix of professional temporary staffing with the addition of Technisource and Resulté (90 basis points).

Selling, general and administrative expenses increased to $119.9 million in 2008 from $99.6 million in the same period in 2007. As a percentage of gross profit, these costs decreased to 93.6% from 94.2% for the same period in 2007. Costs as a percentage of gross profit were impacted due to better management of expenses and synergies realized.

Net interest expense was $1.6 million in 2008, up from $0.7 million in 2007 primarily due to the use of existing cash and increases in borrowings used to fund acquisitions made in 2007.

Amortization expense was $2.0 million in 2008, up from less than $0.1 million in 2007 primarily due to the amortization of intangibles related to the acquisitions made in fiscal year 2007.

Our effective tax rate from continuing operations was 40.0%, decreasing from the prior year rate of 49.1%, which included certain non-deductible expense related to the purchase of the remaining 15% interest in our Canadian operations.

Days Sales Outstanding ("DSO," a measure of how quickly accounts receivable are collected) were 53 days as of March 30, 2008 and April 1, 2007.

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended
	March 30, 2008		April 1, 2007
		% of		% of
		Total		Total
Revenues:
Staffing Services	$372,010	64.5%	$336,580	72.9%
Professional Services	204,453	35.5%	125,289	27.1%
Total	$576,463	100.0%	$461,869	100.0%

		% of		% of
		Revenues		Revenues
Gross profit:
Staffing Services	$68,716	18.5%	$64,650	19.2%
Professional Services	59,452	29.1%	41,071	32.8%
Total	$128,168	22.2%	$105,721	22.9%

Segment operating profit:
Staffing Services	$1,793	0.5%	$2,751	0.8%
Professional Services	10,688	5.2%	6,540	5.2%
Total	12,481	2.2%	9,291	2.0%
Unallocated corporate costs	(4,216)		(3,190)
Amortization expense	(2,044)		(40)
Interest expense	(1,749)		(1,951)
Interest income	179		1,283
Restructuring and other charges	(996)		-
Earnings from continuing operations before income taxes	$3,655		$5,393

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued) RECONCILIATION OF YEAR-OVER-YEAR REVENUE GROWTH

	Three Months Ended
	March 30, 2008
	Total	Staffing	Professional
	Company	Services	Services
Organic revenue growth	0.2%	0.1%	0.5%
Impact of acquisitions and business reclassifications	24.6%	10.4%	62.7%
GAAP revenue growth	24.8%	10.5%	63.2%

Segment Operating Results

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

Three Months Ended
March 30, 2008			April 1, 2007
		% of		% of
		Total		Total
Revenues by Skill:
Clerical	$241,681	65.0%	$218,081	64.8%
Light industrial	130,329	35.0%	118,499	35.2%
Segment revenues	$372,010	100.0%	$336,580	100.0%

Revenues by Service:
Temporary staffing	$327,861	88.1%	$286,035	85.0%
Managed services	39,055	10.5%	45,244	13.4%
Permanent placement	5,094	1.4%	5,301	1.6%
Segment revenues	$372,010	100.0%	$336,580	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary staffing	15.6%		16.2%
Managed services	31.9%		28.9%
Permanent placement	100.0%		100.0%
Total Staffing Services	18.5%		19.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RECONCILIATION OF YEAR-OVER-YEAR REVENUE GROWTH

	Three Months Ended March 30, 2008
	Revenue Growth by Skill			Revenue Growth by Service
	Total		Light	Total	Temporary	Managed	Permanent
Staffing Services	Staffing	Clerical	Industrial	Staffing	Staffing	Services	Placement
Organic revenue growth	0.1%	(2.0%)	3.0%	0.1%	(1.0%)	10.0%	(15.0%)
Impact of acquisitions and business reclassifications	10.4%	12.8%	7.0%	10.4%	15.6%	(23.7%)	11.1%
GAAP revenue growth	10.5%	10.8%	10.0%	10.5%	14.6%	(13.7%)	(3.9%)

Effective with the first quarter of 2008, the managment of certain customer contacts was transferred between operating segments, primarily from Staffing Services to Professional Services, and have been adjusted for the purpose of calculating organic growth.

Three Months Ended March 30, 2008 Compared with April 1, 2007

Revenues — Staffing Services revenues increased 10.5% to $372.0 million in the first quarter of 2008 from $336.6 million in the same period of the prior year. The increase is primarily due to acquisitions we made in 2007. On an organic basis, revenues were about flat from the prior year. The growth in our RPO business and our large temporary staffing customers was offset by lower volume within smaller temporary staffing customers and permanent placement.

  By skill — Clerical revenues increased 10.8% and light industrial revenues increased 10.0% from prior year levels. The increase in clerical revenues is primarily due to the acquisitions made in 2007 and the growth in our RPO business. On an organic basis, clerical revenues decreased 2.0% due to lower demand among several of our customers, primarily in the technology industry. Light industrial revenues increased 3.0% on an organic basis due to higher business volume with existing and new customers primarily in the manufacturing and distribution industries.

  By service — Temporary staffing revenues increased 14.6% compared with the same period in 2007 due to the growth from the acquisitions made in 2007. Temporary staffing revenues decreased 1.0% on an organic basis due to lower volume among small and mid-sized accounts and lower volumes in our Canadian operations. Managed services revenues decreased 13.7% compared with the same period in the prior year primarily due to the reclassification of certain managed services contracts from this operating segment to our Professional Services operating segment, partially offset by RPO growth. Managed services revenues increased 10.0% on an organic basis primarily due to continued growth in RPO. Permanent placement revenues decreased 3.9% (15.0% on an organic basis) over the prior year primarily due to the weaker customer demand as a result of the slower economic growth in the United States of America.

Gross Profit — Gross profit increased to $68.7 million from $64.7 million in the same period last year primarily driven by the acquisitions made in 2007 and growth in RPO. The overall gross profit margin was 18.5% in 2008 compared with 19.2% in the same prior year period. The decrease of 70 basis points in the overall gross profit margin was primarily due to lower permanent placement and managed service mix (50 basis points), a decrease in temporary staffing margins (50 basis points), partially offset by higher margins in managed services (30 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $1.8 million compared with $2.8 million in the same period of the prior year. Operating expenses as a percentage of gross profit increased to 97.4% compared with 95.7% in the same period of the prior year. The higher operating expenses were due to investment in sales staff in our Canadian operation and company-owned branches to support several new customer implementations.

Outlook — Profitable organic revenue growth and improving operating leverage will remain our major areas of focus for the remainder of 2008. We are continuing to focus on our targeted customers, small and mid-sized accounts, and RPO business to obtain higher gross margins. The market for RPO opportunities remains favorable and we continue to win new business. As industry conditions are expected to remain challenging in 2008, we are taking steps to continuously improve our productivity and financial discipline. Despite these efforts, there is no assurance that revenues or segment operating profit will grow in 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended
	March 30, 2008		April 1, 2007
		% of		% of
		Total		Total
Revenues by Skill:
Information Technology	$156,407	76.5%	$82,417	65.8%
Finance & Accounting	28,828	14.1%	26,283	21.0%
Other	19,218	9.4%	16,589	13.2%
Segment revenues	$204,453	100.0%	$125,289	100.0%

Revenues by Service:
Temporary Staffing	$191,303	93.6%	$111,719	89.2%
Permanent Placement	13,150	6.4%	13,570	10.8%
Segment revenues	$204,453	100.0%	$125,289	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	24.2%		24.6%
Permanent Placement	100.0%		100.0%
Total Professional Services	29.1%		32.8%

RECONCILIATION OF YEAR-OVER-YEAR REVENUE GROWTH

	Three Months Ended March 30, 2008
	Revenue Growth by Skill				Revenue Growth by Service
	Total	Information	Finance &		Total	Temporary	Permanent
Professional Services	Professional	Technology	Accounting	Other	Professional	Staffing	Placement
Organic revenue growth	0.5%	(1.4%)	1.2%	17.4%	0.5%	1.0%	(11.0%)
Impact of acquisitions
and business reclassifications	62.7%	91.2%	8.5%	(1.6%)	62.7%	70.2%	7.9%
GAAP revenue growth	63.2%	89.8%	9.7%	15.8%	63.2%	71.2%	(3.1%)

Effective with the first quarter of 2008, the management of certain customer contracts was transferred between operating segments, primarily to Professional Services from Staffing Service, and have been adjusted for the purpose of calculating organic growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Three Months Ended March 30, 2008 Compared with April 1, 2007

Revenues — Professional Services revenues increased 63.2% to $204.5 million in the first quarter of 2008 from $125.3 million in the same period of the prior year. The increase in revenues was mostly attributable to the acquisitions made during 2007 and the reclassification of certain managed services contracts from our Staffing Services operating segment to this operating segment. Revenues on an organic basis increased 0.5% primarily due to growth in small to mid-sized customers.

  By skill — Information technology ("IT") increased 89.8% in total from the same period in the prior year primarily due to the acquisitions we made in 2007. On an organic basis, IT decreased 1.4% due to the completion of several projects during the first quarter, partially offset by growth in the acquired Technisource business. Revenues from finance and accounting increased 9.7%, or 1.2% on an organic basis, compared with the prior year primarily due to increased demand for professionals with these skill sets. Revenues from other skills increased 15.8% primarily due to increased demand in engineering, human resources and legal positions.

  By service — Temporary staffing increased 71.2% primarily due to the acquisitions made in 2007. On an organic basis, temporary staffing increased 1.0% from accounting and IT growth. Permanent placement revenues decreased 3.1%, or 11.0% on an organic basis, due to growing concerns from customers about the slower economy in the United States of America.

Gross Profit — Professional Services gross profit increased 44.8% to $59.5 million in the first quarter of 2008 from $41.1 million in the same prior year period. The overall gross profit margin was 29.1% in 2008 compared with 32.8% in the same period of the prior year. This 370 basis point decrease in gross profit margin was primarily due to a change in service mix due to lower permanent placement services (350 basis points), higher employee benefit costs, insurance and payroll tax expense (30 basis points), offset by higher temporary staffing pay/bill spreads (10 basis points).

Segment Operating Profit — Professional Services segment operating profit was $10.7 million compared with $6.5 million in the same period of the prior year. Operating expenses as a percentage of gross profit were down 210 basis points to 82.0% from 84.1% . The decrease in operating expenses as a percentage of gross profit was primarily due to improved operating leverage realized by the integration of Techinsource with existing Spherion Professional Services.

Outlook — Our major areas of focus in 2008 are profitable organic revenue growth and improving our operating leverage. We will focus on our targeted customers, small and mid-sized accounts, and leverage opportunities to sell Professional Services to our existing larger customers. In 2008, we are continuing to focus on integrating acquisitions and fully realizing planned synergies. We are also taking steps to improve and maintain the productivity and financial discipline gained in 2007. There is no assurance that revenues or segment operating profit for the Professional Services operating segment will continue to grow at the same pace.

Unallocated Corporate Costs

Unallocated corporate costs were $4.2 million and $3.2 million in the first quarters of 2008 and 2007, respectively. Unallocated cost as a percentage of revenues were 0.7% for both the first quarters of 2008 and 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources

Cash Flows

As of March 30, 2008, we had total cash of $11.0 million (a decrease of $4.3 million from December 30, 2007). Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Cash Provided By (Used In):
Operating activities	$8,263	$9,587
Investing activities	14,456	(586)
Financing activities	(27,147)	(2,277)
Effect of exchange rates	151	34
Net (decrease) increase in cash and cash equivalents	$(4,277)	$6,758

Operating cash flows

Operating cash flows of $8.3 million for the first quarter of 2008 were comprised primarily of $1.3 million of earnings, plus non-cash depreciation and amortization of $7.4 million, non-cash deferred income tax expense of $0.2 million, share-based compensation and other non-cash charges of $1.3 million partially offset by an increase in working capital items of $1.9 million. The $1.9 million increase in working capital items is due to lower accounts payable and accrued expenses, offset by a decrease in accounts receivable, when compared with year-end levels.

Operating cash flows of $9.6 million for the first quarter of 2007 were comprised primarily of $2.6 million of earnings, plus non-cash depreciation and amortization of $5.7 million, non-cash deferred income tax expense of $2.3 million, non-cash discontinued operations related charges, share-based compensation and other non-cash charges of $2.1 million partially offset by an increase in working capital items of $3.1 million. The $3.1 million increase in working capital items is due to the reduction of accounts payable partially offset by a decrease in accounts receivable, when compared with year-end levels.

Investing cash flows

Cash provided by investing activities of $14.5 million for the first quarter of 2008 was primarily due to the return of $17.1 million of cash collateral from our restricted insurance deposit accounts upon the issuance of additional letters of credit, partially offset by capital expenditures of $2.6 million which primarily relate to computer hardware upgrades for newly acquired companies and new systems development.

Cash used in investing activities of $0.6 million for the first quarter of 2007 was due to capital expenditures of $2.3 million, primarily related to network upgrades to improve telecommunication bandwidth and front and back office software initiatives to improve productivity and enhance our abilities to work with customers and candidates, and loans to licensee and franchises of $0.6 million, partially offset by reimbursements from insurance companies of $2.4 million.

Financing cash flows

Financing cash used for the first quarter of 2008 of $27.1 million was primarily related to the repayments of debt under our lines of credit and other debt of $21.4 million and the repurchase of common stock of $5.7 million.

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

We have a U.S. dollar revolving line of credit in the amount of $250 million that is secured by substantially all of our domestic accounts receivable. At our option, the amount available can be increased to $300 million. As of March 30, 2008, there was $59.0 million outstanding under this facility, and as of April 1, 2007, there were no amounts outstanding. Our total availability was $103.5 million (calculated as eligible receivables of $242.2 million, less: amounts outstanding, if any, letters of credit of $43.3 million and a one week payroll reserve of $36.4 million). Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.0% (prime less a spread) or approximately 5.0% (LIBOR plus a spread) as of March 30, 2008. Amounts borrowed under LIBOR and prime based loans were $35.0 million and $24.0 million as of March 30, 2008, respectively. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 1.25%) plus a fixed fronting fee of 0.25% . This line of credit expires in 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2010. This facility provides up to CAD$13.0 million of financing (approximately $12.7 million at current exchange rates). As of March 30, 2008, there was $7.0 million outstanding under this facility, and as of April 1, 2007, there were no borrowings outstanding. As of March 30, 2008, the interest rate for amounts borrowed on this facility approximated 5.8% (Canadian prime plus a spread). An unused line fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. Spherion Corporation guarantees the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. At March 30, 2008, we were in compliance with the requirements of these covenants.

In connection with the purchase of Technisource, a portion of the purchase price was deferred and is payable to the sellers including interest based on the six-month LIBOR rate, which resets semi-annually, plus 300 basis points (or approximately 7.9% as of March 30, 2008). The remaining balance of $18.0 million plus $0.4 million of interest accrued to date, is due by March 2009.

Off-Balance Sheet Arrangements

As of March 30, 2008, we had $43.3 million in irrevocable letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance. As of March 30, 2008, none of these irrevocable letters of credit had been drawn upon.

We do not have any other significant off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes information extracted from consolidated financial information but not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements. Certain of this information are considered "non-GAAP financial measures" as defined by SEC rules. Organic revenue growth is calculated assuming that all acquisitions were consumated on January 1, 2007.  This calculation has the effect of adding revenues for the acquired businesses prior to their acquistion dates to Spherion Corporation's reported revenues. In addition, organic revenue growth is calculated assuming that business reclassifications were effective on January 1, 2007, so that revenues for this business are included in the same segment, skill and service in the current and prior period for purposes of calculating year over year growth. Organic growth is a key measurement used by management to evaluate its operations. Management includes revenues prior to acquisition date for acquired companies in the organic revenue growth calculation in order to evaluate the Company's operating performance. Organic growth should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Condensed Consolidated Statements of Earnings in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP. Reconciliations of organic growth are presented in the respective sections of the Management's Discussion and Analysis.

Forward-Looking Statements — Safe Harbor

This Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 30, 2007. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for a complete discussion of our exposures to market risk.

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

There has been no change in our internal control over financial reporting during the quarter ended March 30, 2008, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION ITEM 1A. RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Average	Total Number of	Maximum Dollar
	Total		Price	Shares Purchased	Amount that
	Number of		Paid	as Part of	May Yet Be
	Shares		per	Publicly Announced	Purchased Under
Period	Purchased		Share	Program	the Program (1)
Month 1
December 31, 2007 through January 27, 2008	766	(2)	$6.45	-	$-
Month 2
January 28, 2008 through February 24, 2008	132,131	(2)	6.37	131,500	24,162,9493
Month 3
February 25, 2008 through March 30, 2008	758,827	(2)	6.43	757,700	19,288,603
Total	891,724		$6.42	889,200	$19,288,603

(1)	On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock.

(2)	Number of shares purchased also includes purchases that relate to deferred compensation plan for highly compensated employees. This is a non-publicly announced program.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Exhibit Name
3.1	Text of Sections 5.01 and 5.03 of the Restated Bylaws of the Company, as such sections were amended by the
Board of Directors on February 19, 2008 (incorporated by reference from Exhibit 3.1 of the Company's Current
Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on February 22,
2008).

10.1*	Spherion Corporation 2008 Variable Pay Plan (portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment) (incorporated by reference from Exhibit
10.1 of the Company's Current Report on Form 8-K, filed with the Commission on February 22, 2008).

10.2*	Restricted Stock Unit Agreement for Roy G. Krause relating to 120,000 restricted Stock Units awarded to Mr.
Krause on February 18, 2008 (portions of this exhibit have been omitted and filed separately with the
Commission pursuant to a request for confidential treatment).

10.3*	Restricted Stock Unit Agreement for Mark W. Smith relating to 75,000 restricted Stock Units awarded to Mr.
Smith on February 18, 2008 (portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment).

10.4*	Restricted Stock Unit Agreement for William J. Grubbs relating to 90,000 restricted Stock Units awarded to Mr.
Grubbs on February 18, 2008 (portions of this exhibit have been omitted and filed separately with the
Commission pursuant to a request for confidential treatment).

10.5*	Restricted Stock Unit Agreement for John D. Heins relating to 25,000 restricted Stock Units awarded to Mr.
Heins on February 18, 2008 (portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment).

10.6*	Restricted Stock Unit Agreement for Loretta A. Penn relating to 15,000 restricted Stock Units awarded to Ms.
Penn on February 18, 2008 (portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment).

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.

____________________________________________________________

* This Exhibit is a management contract or compensatory plan or arrangement. _______________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spherion Corporation
(Registrant)
Date: May 8, 2008	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)