Form 10-Q
period 2008-06-29
SPHERION CORP
filed 2008-08-06
CIK 914536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008 Commission file number: 1-11997 _______________

SPHERION CORPORATION (Exact name of registrant as specified in its charter)

Delaware	36-3536544
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2050 Spectrum Boulevard, Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip code)

(954) 308-7600
(Registrant’s telephone number, including area code)
________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on July 27, 2008 was 52,806,991.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	June, 29	July 1,
	2008	2007
Revenues	$562,977	$478,477
Cost of services	432,790	359,817
Gross profit	130,187	118,660

Selling, general and administrative expenses	118,875	107,442
Amortization of intangibles	2,043	208
Interest expense	1,575	381
Interest income	(72)	(1,194)
Restructuring and other charges	944	-
	123,365	106,837

Earnings from continuing operations before income taxes	6,822	11,823
Income tax expense	(1,473)	(4,434)

Earnings from continuing operations	5,349	7,389
Loss from discontinued operations, net of tax	(3,043)	(3,977)

Net earnings	$2,306	$3,412

Earnings per share, Basic and Diluted:
Earnings from continuing operations	$0.10	$0.13
Loss from discontinued operations	(0.06)	(0.07)
	$0.04	$0.06

Weighted average shares used in computation of earnings per share:
Basic	54,352	56,334
Diluted	54,826	57,091

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, in thousands, except per share amounts)

	Six Months Ended
	June 29,	July 1,
	2008	2007
Revenues	$1,139,440	$940,346
Cost of services	881,085	715,965
Gross profit	258,355	224,381

Selling, general and administrative expenses	238,778	207,062
Amortization of intangibles	4,087	248
Interest expense	3,324	2,332
Interest income	(251)	(2,477)
Restructuring and other charges	1,940	-
	247,878	207,165

Earnings from continuing operations before income taxes	10,477	17,216
Income tax expense	(2,935)	(7,080)

Earnings from continuing operations	7,542	10,136
Loss from discontinued operations, net of tax	(3,954)	(4,118)

Net earnings	$3,588	$6,018

Earnings per share, Basic:
Earnings from continuing operations	$0.14	$0.18
Loss from discontinued operations	(0.07)	(0.07)
	$0.07	$0.11

Earnings per share, Diluted:(1)
Earnings from continuing operations	$0.14	$0.18
Loss from discontinued operations	(0.07)	(0.07)
	$0.06	$0.11
Weighted average shares used in computation of earnings per share:
Basic	55,049	56,444
Diluted	55,567	57,092

(1) Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	June 29,	December 30,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$12,538	$15,324
Receivables, less allowance for doubtful accounts of $3,703 and $6,523, respectively	320,428	347,908
Deferred tax asset	12,567	13,413
Insurance deposits	636	6,986
Other current assets	21,178	22,606
Total current assets	367,347	406,237
Goodwill	145,589	146,584
Property and equipment, net of accumulated depreciation of $118,978 and $109,229, respectively	71,493	78,077
Deferred tax asset	103,106	102,024
Trade names and other intangibles, net	72,723	76,776
Insurance deposits	-	11,259
Other assets	21,820	23,861
	$782,078	$844,818
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$76,609	$86,035
Accounts payable and other accrued expenses	75,124	79,779
Accrued salaries, wages and payroll taxes	72,457	78,850
Accrued insurance reserves	21,073	19,174
Accrued income tax payable	565	1,042
Other current liabilities	8,688	16,419
Total current liabilities	254,516	281,299
Long-term debt, net of current portion	1,789	22,148
Accrued insurance reserves	17,485	20,501
Deferred compensation	16,096	17,287
Other long-term liabilities	2,801	2,923
Total liabilities	292,687	344,158

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares; none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 12,158,932 and 9,443,034 shares, respectively	(98,375)	(83,681)
Additional paid-in capital	849,154	848,628
Accumulated deficit	(269,805)	(273,393)
Accumulated other comprehensive income	7,764	8,453
Total stockholders' equity	489,391	500,660
	$782,078	$844,818

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 29,	July 1,
	2008	2007
Cash flows from operating activities:
Net earnings	$3,588	$6,018
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations loss on disposal, net of income tax	2,034	1,321
Discontinued operations goodwill impairment, net of income tax	-	2,552
Depreciation and amortization	14,742	11,547
Deferred income tax (benefit) expense	(236)	6,380
Share-based compensation	2,039	1,986
Other non-cash charges	511	2,847
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	27,330	11,776
Other assets	323	(986)
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(13,691)	(18,410)
Net cash provided by operating activities	36,640	25,031
Cash flows from investing activities:
(Payments) proceeds related to sale of discontinued operations	(5,301)	100
Insurance reimbursements	17,123	12,146
Capital expenditures, net	(4,863)	(3,955)
Acquisitions, net of cash acquired	(92)	(16,749)
Other	99	(342)
Net cash provided by (used in) investing activities	6,966	(8,800)
Cash flows from financing activities:
Repayments of revolving lines of credit, net	(27,656)	-
Purchases of treasury stock	(15,990)	(7,094)
Deferred purchase price and debt repayments	(2,826)	(1,666)
Proceeds from exercise of employee stock options	59	2,287
Other, net	3	176
Net cash used in financing activities	(46,410)	(6,297)
Effect of exchange rates on cash and cash equivalents	18	567
Net (decrease) increase in cash and cash equivalents	(2,786)	10,501
Cash and cash equivalents, beginning of period	15,324	54,640
Cash and cash equivalents, end of period	$12,538	$65,141

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Spherion Corporation (the "Company"), its wholly-owned subsidiaries and certain other entities it is required to consolidate in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All material intercompany transactions and balances have been eliminated in consolidation.

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

New Accounting Pronouncements

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3 "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered by an entity in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, as outlined by SFAS 142 "Goodwill and Other intangible Assets." This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date. Spherion does not expect this FSP to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company believes the adoption of SFAS No. 161 will not have an impact on the financial results of Spherion Corporation, but it may require additional disclosure. Spherion currently has one hedging activity related to an intercompany loan with its Canadian subsidiary totaling approximately CAD$4 million.

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

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Weighted average shares outstanding - Basic	54,352	56,334	55,049	56,444

Effect of dilutive share-based compensation	474	757	518	648
Weighted average shares outstanding - Diluted	54,826	57,091	55,567	57,092

Anti-dilutive options not included above	3,761	2,420	3,674	2,470

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Staffing	Professional
	Services	Services	Total
Balance at December 30, 2007	$55,933	$90,651	$146,584
Foreign currency changes and other	(711)	-	(711)
Goodwill additions during the period	-	-	-
Goodwill adjustments during the period	(946)	662	(284)
Balance at June 29, 2008	$54,276	$91,313	$145,589

A summary of tradenames and other intangibles are as follows (in thousands):

	As of
	June 29,	December 30,
	2008	2007
Indefinite lived intangible assets - Tradenames	$41,500	$41,500
Finite lived intangible assets:
Customer relationship intangibles and other	36,767	36,781
Accumulated amortization	(5,544)	(1,505)
	31,223	35,276
	$72,723	$76,776

Spherion's acquired tradenames have been identified as having an indefinite useful life. Amortization expense associated with finite lived intangible assets for the three months ended June 29, 2008 and July 1, 2007 was $2.0 million and $0.2 million, respectively. Amortization expense for the six months ended June 29, 2008 and July 1, 2007 was $4.1 million and less than $0.3 million, respectively. Customer relationships and other intangibles are being amortized on an accelerated method over the estimated useful life of the intangible asset ranging from 2 to 19 years.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Goodwill and Intangible Assets (Continued)

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill and indefinite-lived intangible assets relate to Spherion’s acquisition of businesses determined to be a part of the Professional and Staffing Services reporting units.

SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives not be amortized, but tested for impairment on an annual basis, as of October 30 in our case, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There are inherent uncertainties related to these factors and judgment in applying them to our analysis of impairment. Since judgment is involved in performing a valuation analyses, there is a risk that the carrying value of our goodwill and other intangible assets may be impaired.

Impairment exists if the fair value of a reporting unit to which goodwill and other intangible assets has been allocated is less than the carrying value of the reporting unit. Management believes the most significant assumption which would have an effect on the estimated fair value of the reporting unit is projected long-term growth rates and operating margins. As of June 29, 2008, management performed an evaluation to determine if there were any indicators of impairment, as outlined in SFAS No. 142, that should cause us to accelerate our annual test of goodwill and other intangible assets and concluded that there were no such indicators.

4. Acquisitions

In December 2007, Spherion acquired the stock of IntelliMark Holdings, Inc., parent company of Technisource (together, "Technisource") a company that provides IT temporary staffing, recruiting and managed IT services for $145.8 million, subject to working capital and other adjustments. In September 2007, Spherion acquired the stock of Todays Staffing, Inc. ("Todays"), a temporary staffing and recruiting company focused in the clerical market, for $41.6 million. The results of operations of these acquired companies have been included in our Condensed Consolidated Financial Statements since the date of acquisition.

Supplemental information on an unaudited pro forma basis, as if the acquisitions described above have been completed at the beginning of the 2007 period, is as follows (in thousands, except per share amount):

	Three Months	Six Months
	Ended	Ended
(Unaudited)	July 1, 2007	July 1, 2007
Revenues	$583,759	$1,145,378

Net earnings from continuing operations	$6,826	$8,523

Earnings per share from continuing operations-Diluted	$0.12	$0.15

These pro forma condensed consolidated financial results have been prepared for comparative purposes only. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of these acquisitions. The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable, including the adjustment of the historical pre-acquisition financial results of the acquired businesses to reflect the impact of certain closing balance sheet adjustments. The pro forma information does not purport to be indicative of the results of operations, that actually would have resulted, had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

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

Acquisition-related Integration Costs

As a result of our acquisitions of Technisource and Todays, we recorded costs related to the integration of the acquired businesses with Spherion and the elimination of duplicative activities. During the year ended December 30, 2007, we recorded a liability of approximately $7.1 million, which consisted of $4.7 million for severance reserves related to redundant positions and $2.4 million related to redundant facilities within the acquired businesses. Of the $4.7 million related to severance, $0.7 million was paid during fiscal year 2007 and $3.0 million for the six months ended June 29, 2008. Of the $2.4 million related to redundant facilities, $0.7 million was reversed to goodwill due to changes in assumptions. These activities are based upon plans committed to by management. Additionally, the Company recorded a charge related to other integration activities of $0.9 million and $1.9 million for the three and six months ended June 29, 2008, respectively.

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

In the second quarter of 2008, the Company paid $5.5 million to settle certain indemnification claims related to the sale of the Australian education business in 2004. As a result, the Company recorded an after-tax charge of $2.0 million for the difference between established reserves and the settlement amount, plus legal fees which was included in discontinued operations. The Company also recorded a $1.0 million adjustment of a tax valuation allowance related to this item, which is included in continuing operations.

As of June 29, 2008 and December 30, 2007, Spherion had $43.3 million and $31.1 million, respectively, in irrevocable letters of credit outstanding, which were issued for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation. As of June 29, 2008 and December 30, 2007, none of these irrevocable letters of credit had been drawn upon.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 (unaudited)

6. Comprehensive Income

The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net earnings	$2,306	$3,412	$3,588	$6,018

Other comprehensive income:
Foreign currency translation adjustments arising during the period	266	2,556	(689)	2,559

Total comprehensive income	$2,572	$5,968	$2,899	$8,577

7. Stockholders’ Equity

On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock. During the three and six months ended June 29, 2008, Spherion purchased 2.0 million shares for approximately $10.3 million, and 2.9 million shares for approximately $16.0 million, respectively. During the three and six months ended June 29, 2008, the average market price per share repurchased was $5.17 and $5.55, respectively.  This authorization replaced the previous repurchase plan authorized on February 20, 2007, which allowed the repurchase of a maximum of 50,000 shares of common stock per week to mitigate the dilutive impact of shares issued under our various employee benefit plans. During the three and six months ended July 1, 2007, Spherion purchased 0.6 million shares for approximately $5.3 million, and 0.8 million shares for approximately $7.1 million, respectively. During the three and six months ended July 1, 2007, the average price per share repurchased was $9.43 and $9.28, respectively. As of June 29, 2008, the current authorization had approximately $9.0 million remaining available for the repurchase of additional common stock.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Discontinued Operations

Results from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings are as follows (in thousands):

	Three Months Ended
	June 29, 2008			July 1, 2007
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$1,950	$1,950
Pre-tax (loss) earnings from operations	$(1,499)	$(157)	$(1,656)	$107	$(4,439)	$(4,332)
Pre-tax loss on disposal	(3,038)	-	(3,038)	(601)	(1,216)	(1,817)
Income tax benefit (expense)	1,600	51	1,651	(42)	2,214	2,172
Net loss from discontinued operations	$(2,937)	$(106)	$(3,043)	$(536)	$(3,441)	$(3,977)

	Six Months Ended
	June 29, 2008			July 1, 2007
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$4,564	$4,564
Pre-tax loss from operations	$(3,011)	$(141)	$(3,152)	$(199)	$(4,398)	$(4,597)
Pre-tax loss on disposal	(3,038)	-	(3,038)	(601)	(1,182)	(1,783)
Income tax benefit	2,191	45	2,236	78	2,184	2,262
Net loss from discontinued operations	$(3,858)	$(96)	$(3,954)	$(722)	$(3,396)	$(4,118)

There were no material assets or liabilities related to discontinued operations in the Condensed Consolidated Balance Sheets presented herein.

Activity by operating segment related to discontinued operations is as follows:

Staffing Services

The 2007 activity primarily represents the results of operations and a goodwill impairment charge related to Spherion’s outplacement consulting business which was sold in the second quarter of 2007.

Professional Services

The 2008 period includes $1.5 million of pre-tax expense related to legal fees associated with the defense of certain foreign legal matters. The pre-tax loss on disposal includes a charge related to the settlement of indemnification claims relating to the sale of the Australian education business in 2004, for the difference between established reserves and the settlement amount plus legal fees associated with the matter.

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Revenues:
Staffing Services	$365,621	$346,303	$737,631	$682,883
Professional Services	197,356	132,174	401,809	257,463
Segment revenues	$562,977	$478,477	$1,139,440	$940,346
Gross profit:
Staffing Services	$69,303	$72,596	$138,019	$137,246
Professional Services	60,884	46,064	120,336	87,135
Segment gross profit	$130,187	$118,660	$258,355	$224,381
Segment SG&A:
Staffing Services	$(65,802)	$(63,892)	$(132,725)	$(125,791)
Professional Services	(49,009)	(38,639)	(97,773)	(73,170)
Segment SG&A	$(114,811)	$(102,531)	$(230,498)	$(198,961)
Segment operating profit:
Staffing Services	$3,501	$8,704	$5,294	$11,455
Professional Services	11,875	7,425	22,563	13,965
Segment operating profit	15,376	16,129	27,857	25,420

Unallocated corporate costs	(4,064)	(4,911)	(8,280)	(8,101)
Amortization expense	(2,043)	(208)	(4,087)	(248)
Interest expense	(1,575)	(381)	(3,324)	(2,332)
Interest income	72	1,194	251	2,477
Restructuring and other charges	(944)	-	(1,940)	-
Earnings from continuing operations before income taxes	$6,822	$11,823	$10,477	$17,216

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

	Fair Value Measurements
	As of June 29, 2008
	(in thousands)
Description	Level 1	Level 2	Level 3	Total

Assets:
Trust investments	$20,751	$-	$-	$20,751

Liabilities:
Deferred compensation plan	$20,767	$-	$-	$20,767

Spherion has a voluntary non-qualified deferred compensation plan for highly compensated employees not fully eligible to participate in Spherion’s   401(k) Benefit Plan. Spherion maintains investments in a portfolio of mutual funds held in a trust which are intended to match the related deferred compensation plan liability. These funds may be used for general corporate purposes. The deferred compensation plan liability represents compensation deferrals and investment returns based upon participants’ investment elections.  The amounts reported above for Trust investments are recorded in "Other assets" (current and non-current) and Deferred compensation plan are recorded in "Other current liabilities" and "Deferred compensation" in the accompanying Condensed Consolidated Balance Sheets.

Both the trust investments and the deferred compensation plan liability are valued at the quoted market prices of the participants’ investment elections in various mutual fund investments. As such, Spherion has classified these assets and liabilities as Level 1 within the fair value hierarchy set forth by SFAS No. 157.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying notes thereto and related Management's Discussion and Analysis included in the Company's Anuual Report on Form 10-K for the year ended December 30, 2007.  It includes the following sections:

· Executive Summary

· Operating Results

· Liquidity and Capital Resources

· Off-Balance Sheet Arrangements

· Critical Accounting Policies

· New Accounting Pronouncements

· Non-GAAP Financial Measures

· Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic objectives during the second quarter of 2008 was as follows:

· First, generate revenue growth among small to mid-sized accounts: Our strategy is to grow revenue with our targeted small and mid-sized accounts and increase the portion of company revenues generated from Professional Services. Total revenues increased 17.7% during the second quarter of 2008 compared with the prior year, primarily as a result of the acquisition of businesses focused on professional and other services to small and mid-sized accounts. During the second quarter of 2008, revenues from our small to mid-sized accounts (customers that do business with Spherion of $5 million or less, annually) represented 50.9% of total revenue, up from 49.3% in the second quarter of 2007. Revenues from Professional Services represented 35.1% of total revenues in the second quarter of 2008, up from 27.6% of total revenues in the second quarter of 2007.

· Second, emphasize higher margin services: We continue to focus on providing additional services to existing customers, particularly higher value Professional Services, which is now a more significant part of the Company as a result of the acquisitions made in the second half of 2007, and growth in small to mid-sized customers.  However, our gross profit margin was 23.1% for the second quarter of 2008, a decrease of 170 basis points compared with the second quarter of 2007, due to changes in service mix between permanent placement, temporary staffing and managed services combined with lower temporary staffing margins.

· Third, continue improving operating leverage and maintain financial discipline: Improvements in operating leverage require us to balance operating expense changes with business volume changes and gross profit. Selling, general and administrative expenses in the second quarter of 2008 increased slightly to 91.3% of gross profit compared with 90.5% in the second quarter of 2007. Through effective management of our cost structure and beginning to realize synergies associated with the 2007 acquisitions, we will continue to focus on reducing our expenses relative to business volume. During the second quarter of 2008, we completed the systems and back office integration of Technisource and synergies are being realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended June 29, 2008 Compared with July 1, 2007

Revenues increased $84.5 million to $563.0 million in the second quarter of 2008 from $478.5 million in the prior year.
•	Staffing Services revenues were 64.9% of total revenues and increased 5.6% compared with the prior year primarily due to the acquisition of Todays. On an organic basis, Staffing Services revenue decreased 5.1% primarily due to the decline of economically sensitive temporary staffing revenues.
•	Professional Services revenues increased 49.3% to 35.1% of total revenue due primarily to the acquisitions of Technisource and Resulté. On an organic basis, Professional Services decreased 5.3% due to the completion of a large project during the second quarter and lower demand from customers for permanent placement and professional temporary staffing due to the weaker hiring demand.
•	Temporary employment in the United States of America decreased by 6.1% in the second quarter of 2008 as estimated by the Bureau of Labor Statistics. The Company’s combined temporary staffing revenue decreased 4.7% on an organic basis from the prior year.

Gross profit in 2008 was $130.2 million. Gross profit margin decreased to 23.1% in 2008 compared with 24.8% for the same period in 2007. Gross profit margins decreased due to:
•	Lower mix of managed services, including Recruitment Process Outsourcing ("RPO") (140 basis points); and
•	Lower permanent placement volume and mix year over year (100 basis points); partially offset by
•	Higher total flexible margin due to the higher mix of professional temporary staffing with the addition of Technisource and Resulté (70 basis points).

Selling, general and administrative expenses increased to $118.9 million in 2008 from $107.4 million in the same period in 2007 primarily due to acquisitions. As a percentage of gross profit, these costs slightly increased to 91.3% from 90.5% for the same period in 2007.

Net interest expense was $1.5 million in the second quarter of 2008 compared with net interest income of $0.8 million in the same period of the prior year primarily due to the use of existing cash and increases in borrowings used to fund acquisitions made in 2007.

Amortization expense was $2.0 million in 2008, up from $0.2 million in 2007 primarily due to the amortization of intangibles related to the acquisitions made in 2007.

Our effective tax rate from continuing operations for the second quarter of 2008 was 21.6%, decreasing from the prior year rate of 37.5%. The decrease is the result of an adjustment of a tax valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Six Months Ended June 29, 2008 Compared with July 1, 2007

Revenues in 2008 were $1.14 billion, an increase from $940.3 million last year.
•	Staffing Services revenues increased 8.0% compared with the prior year primarily due to the acquisition of Todays. On an organic basis, Staffing Services revenue decreased 2.6% compared with the prior year primarily due to lower demand for temporary staffing services, partially offset by an increase in the RPO business.
•	Professional Services revenues increased 56.1% compared with the prior year primarily due to the acquisitions of Technisource and Resulté. On an organic basis, Professional Services revenue decreased 2.5% compared with the prior year primarily due to the completion of certain projects in 2008.
•	Temporary employment in the United States of America decreased by 5.0% in 2008 as estimated by the Bureau of Labor Statistics. The Company’s combined temporary staffing revenue decreased 2.4% on an organic basis from the prior year.

Gross profit in 2008 was $258.4 million. Gross profit margin decreased to 22.7% in 2008 compared with 23.9% for the same period in 2007. Gross profit margins decreased due to:
•	Lower permanent placement volume and mix year over year (100 basis points); and
•	Lower mix of managed services, including RPO (100 basis points); partially offset by
•	Higher total flexible margin due to the higher mix of professional temporary staffing with the addition of Technisource and Resulté (80 basis points).

Selling, general and administrative expenses increased to $238.8 million in 2008 from $207.1 million in the same period in 2007. As a percentage of gross profit, these costs were about flat from the prior year.

Net interest expense was $3.1 million in 2008 compared with net interest income of $0.1 million in 2007 primarily due to the use of existing cash and increases in borrowings used to fund acquisitions made in 2007.

Amortization expense was $4.1 million in 2008, up from $0.2 million in 2007 primarily due to the amortization of intangibles related to the acquisitions made in fiscal year 2007.

Our effective tax rate from continuing operations for 2008 was 28.0%, decreasing from the prior year rate of 41.1%. The decrease is the result of an adjustment of a tax valuation allowance made in the second quarter of 2008.

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
	% of		% of		% of		% of
	Total		Total		Total		Total
Revenues:
Staffing Services	$365,621	64.9%	$346,303	72.4%	$737,631	64.7%	$682,883	72.6%
Professional Services	197,356	35.1%	132,174	27.6%	401,809	35.3%	257,463	27.4%
Total	$562,977	100.0%	$478,477	100.0%	$1,139,440	100.0%	$940,346	100.0%

		% of		% of		% of		% of
		Revenues		Revenues		Revenues		Revenues
Gross profit:
Staffing Services	$69,303	19.0%	$72,596	21.0%	$138,019	18.7%	$137,246	20.1%
Professional Services	60,884	30.8%	46,064	34.9%	120,336	29.9%	87,135	33.8%
Total	$130,187	23.1%	$118,660	24.8%	$258,355	22.7%	$224,381	23.9%

Segment operating profit:
Staffing Services	$3,501	1.0%	$8,704	2.5%	$5,294	0.7%	$11,455	1.7%
Professional Services	11,875	6.0%	7,425	5.6%	22,563	5.6%	13,965	5.4%
Total	15,376	2.7%	16,129	3.4%	27,857	2.4%	25,420	2.7%
Unallocated corporate costs	(4,064)		(4,911)		(8,280)		(8,101)
Amortization expense	(2,043)		(208)		(4,087)		(248)
Interest expense	(1,575)		(381)		(3,324)		(2,332)
Interest income	72		1,194		251		2,477
Restructuring and other charges	(944)		-		(1,940)		-
Earnings from continuing operations
before income taxes	$6,822		$11,823		$10,477		$17,216

RECONCILIATION OF YEAR-OVER-YEAR REVENUE GROWTH
	Three Months Ended			Six Months Ended
	June 29, 2008			June 29, 2008
	Total	Staffing	Professional	Total	Staffing	Professional
	Company	Services	Services	Company	Services	Services
Organic revenue growth	(5.2%)	(5.1%)	(5.3%)	(2.5%)	(2.6%)	(2.5%)
Impact of acquisitions and business
reclassifications	22.9%	10.7%	54.6%	23.7%	10.6%	58.6%
GAAP revenue growth	17.7%	5.6%	49.3%	21.2%	8.0%	56.1%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Results

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

Three Months Ended					Six Months Ended
June 29, 2008			July 1, 2007		June 29, 2008		July 1, 2007
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Clerical	$239,743	65.6%	$218,263	63.0%	$481,424	65.3%	$436,344	63.9%
Light industrial	125,878	34.4%	128,040	37.0%	256,207	34.7%	246,539	36.1%
Segment revenues	$365,621	100.0%	$346,303	100.0%	$737,631	100.0%	$682,883	100.0%

Revenues by Service:
Temporary staffing	$325,683	89.1%	$292,625	84.5%	$653,544	88.6%	$578,660	84.7%
Managed services	35,775	9.8%	47,596	13.7%	74,830	10.1%	92,840	13.6%
Permanent placement	4,163	1.1%	6,082	1.8%	9,257	1.3%	11,383	1.7%
Segment revenues	$365,621	100.0%	$346,303	100.0%	$737,631	100.0%	$682,883	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary staffing	16.9%		17.5%		16.2%		16.9%
Managed services	28.5%		32.0%		30.3%		30.5%
Permanent placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	19.0%		21.0%		18.7%		20.1%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

RECONCILIATION OF YEAR-OVER-YEAR REVENUE GROWTH
	Three Months Ended June 29, 2008
	Revenue Growth by Skill			Revenue Growth by Service
	Total		Light	Total	Permanent	Temporary	Managed
Staffing Services	Staffing	Clerical	Industrial	Staffing	Placement	Staffing	Services
Organic revenue growth	(5.1%)	(3.8%)	(7.5%)	(5.1%)	(39.4%)	(4.4%)	(4.9%)
Impact of acquisitions
and business reclassifications*	10.7%	13.6%	5.8%	10.7%	7.8%	15.7%	(19.9%)
GAAP revenue growth	5.6%	9.8%	(1.7%)	5.6%	(31.6%)	11.3%	(24.8%)

	Six Months Ended June 29, 2008
	Revenue Growth by Skill			Revenue Growth by Service
	Total		Light	Total	Permanent	Temporary	Managed
Staffing Services	Staffing	Clerical	Industrial	Staffing	Placement	Staffing	Services
Organic revenue growth	(2.6%)	(2.7%)	(2.4%)	(2.6%)	(28.2%)	(2.6%)	2.5%
Impact of acquisitions
and business reclassifications*	10.6%	13.0%	6.3%	10.6%	9.5%	15.5%	(21.9%)
GAAP revenue growth	8.0%	10.3%	3.9%	8.0%	(18.7%)	12.9%	(19.4%)

*Effective with the first quarter of 2008, the management of certain customer contracts was transferred between operating segments, primarily from Staffing Services to Professional Services, and have been adjusted for the purpose of calculating organic growth.

Three Months Ended June 29, 2008 Compared with July 1, 2007

Revenues — Staffing Services revenues increased 5.6% to $365.6 million in the second quarter of 2008 from $346.3 million in the same period of the prior year. The increase is primarily due to the acquisition of Todays in the third quarter of 2007 and several franchise buybacks. On an organic basis, revenues decreased by 5.1% from the prior year. The decrease was experienced across all three service lines and generally reflects the current decline in temporary employment and overall general employment levels.

· By skill — Clerical revenue increased 9.8% and light industrial revenue decreased 1.7% from prior year levels. The increase in clerical revenues is primarily due to the acquisitions made in 2007, partially offset by lower RPO activity. On an organic basis, clerical revenues decreased 3.8% and light industrial revenues decreased 7.5% due to lower demand among several of our customers, primarily in the retail and technology industries, as well as the manufacturing industry in our Canadian operations.

· By service — Temporary staffing revenues increased 11.3% compared with the same period in 2007 due to acquisitions made in 2007. Temporary staffing revenues decreased 4.4% on an organic basis due to lower volume among small and mid-sized accounts and lower volumes in our Canadian operations. Managed services revenues decreased 24.8% compared with the same period in the prior year primarily due to the reclassification of certain managed services contracts from this operating segment to our Professional Services operating segment and lower RPO revenue. RPO revenue declined this quarter due to customer specific changes in hiring plans. Permanent placement revenues decreased 31.6% over the prior year primarily due to the slower economic growth and lower overall employment levels, which has resulted in a decrease in customer demand.

Gross Profit — Gross profit decreased to $69.3 million or 19.0% of revenue in 2008 compared with 21.0% in the same prior year period. The decrease of 200 basis points in the overall gross profit margin was primarily due to a higher mix of temporary staffing revenues (110 basis points), lower margins in managed services due to volume reductions at certain customers (35 basis points), slightly lower pay/bill spreads (20 basis points) in temporary staffing due to pricing pressures and higher insurance and employee benefit costs (35 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Profit — Staffing Services segment operating profit was $3.5 million compared with $8.7 million in the same period of the prior year. Operating expenses as a percentage of gross profit increased to 94.9% compared with 88.0% in the same period of the prior year. Higher operating expenses as a percentage of gross profit are due to deleveraging in the core temporary staffing operations as volumes decrease due to lower demand. The Company has made and will continue to make cost reductions in response to economic conditions.

Six Months Ended June 29, 2008 Compared with July 1, 2007

Revenues — Staffing Services revenues increased 8.0% to $737.6 million in 2008 from $682.9 million in the prior year. Revenue increases are primarily due to the acquisition of Todays in the third quarter of 2007 and several franchise buybacks, and the growth in our RPO business during the first quarter. On an organic basis, revenues decreased by 2.6%, which is the result of lower volume within U.S. and Canadian temporary staffing and permanent placement.

· By skill — Clerical revenue increased 10.3% and light industrial revenue increased 3.9% from prior year levels. The increase in clerical revenues is primarily due to the acquisitions made in 2007 and the first quarter growth in 2008 in our RPO business. On an organic basis, clerical revenues decreased 2.7% due to lower demand among several of our customers, primarily in the retail and technology industries. Light industrial revenues decreased 2.4% on an organic basis due to lower business volumes with existing and new customers primarily in the manufacturing and distribution industries.

· By service — Temporary staffing revenues increased 12.9% compared with the prior year due to the growth from the acquisitions made in 2007. Temporary staffing revenues decreased 2.6% on an organic basis due to lower volumes in both our U.S. and Canadian operations. Managed services revenues decreased 19.4% compared with the same period in the prior year primarily due to the reclassification of certain managed services contracts from this operating segment to our Professional Services operating segment, partially offset by first quarter 2008 RPO growth. Managed services revenues increased 2.5% on an organic basis primarily due to the growth in our RPO business. Permanent placement revenues decreased 18.7% (28.2% on an organic basis) over the prior year primarily due to the weaker customer demand as a result of the slower economic growth and weaker employment trends in the U.S.

Gross Profit — Gross profit increased 0.6% to $138.0 million from $137.2 million in the same period of the prior year. The overall gross profit margin was 18.7% in 2008 compared with 20.1% in the same prior year period. The decrease of 140 basis points in the overall gross profit margin was primarily due to a higher mix of temporary staffing services (80 basis points), lower temporary staffing margins due to slightly lower pay/bill spreads (25 basis points) and higher insurance and employee benefit costs (35 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $5.3 million compared with $11.5 million in the same period of the prior year. Operating expenses as a percentage of gross profit increased to 96.2% compared with 91.7% in the same period of the prior year. The higher operating expenses were due to deleveraging in our core temporary staffing operations as volumes decrease due to lower demand as well as redundant costs related to the Todays acquisition in the first quarter as we completed the integration process.

Outlook — Sales activity and improving operating leverage will remain our major areas of focus for the remainder of 2008. We are continuing to focus on our targeted customers, small and mid-sized accounts, to obtain higher gross margins. Although RPO revenue declined in the second quarter on a year over year basis, our sales pipeline remains strong. We continue to win new business and will make additional investments in this area in the future. Although industry conditions are expected to remain challenging in 2008, we have made and will continue to make cost adjustments in response to economic conditions. However, we are also taking steps to keep the Company in a strong position to take advantage of the eventual recovery by continuously improving our productivity and maintaining our financial discipline. Despite these efforts, there is no assurance that revenues or segment operating profit will grow in 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Information Technology	$148,925	75.5%	$85,252	64.5%	$305,332	76.0%	$167,669	65.1%
Finance & Accounting	29,584	15.0%	28,946	21.9%	58,412	14.5%	55,229	21.5%
Other	18,847	9.5%	17,976	13.6%	38,065	9.5%	34,565	13.4%
Segment revenues	$197,356	100.0%	$132,174	100.0%	$401,809	100.0%	$257,463	100.0%

Revenues by Service:
Temporary Staffing	$181,913	92.2%	$116,957	88.5%	$373,216	92.9%	$228,676	88.8%
Permanent Placement	15,443	7.8%	15,217	11.5%	28,593	7.1%	28,787	11.2%
Segment revenues	$197,356	100.0%	$132,174	100.0%	$401,809	100.0%	$257,463	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	25.0%		26.4%		24.6%		25.5%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	30.9%		34.9%		30.0%		33.8%

RECONCILIATION OF YEAR-OVER-YEAR REVENUE GROWTH
	Three Months Ended June 29, 2008
	Revenue Growth by Skill				Revenue Growth by Service
	Total	Information	Finance &		Total	Permanent	Temporary
Professional Services	Professional	Technology	Accounting	Other	Professional	Placement	Staffing
Organic revenue growth	(5.3%)	(7.5%)	(4.3%)	14.3%	(5.3%)	(6.4%)	(5.2%)
Impact of acquisitions and
business reclassifications*	54.6%	82.2%	6.5%	(9.4%)	54.6%	7.9%	60.7%
GAAP revenue growth	49.3%	74.7%	2.2%	4.9%	49.3%	1.5%	55.5%

	Six Months Ended June 29, 2008
	Revenue Growth by Skill				Revenue Growth by Service
	Total	Information	Finance &		Total	Permanent	Temporary
Professional Services	Professional	Technology	Accounting	Other	Professional	Placement	Staffing
Organic revenue growth	(2.5%)	(4.5%)	(1.6%)	15.9%	(2.5%)	(8.8%)	(1.9%)
Impact of acquisitions and
business reclassifications*	58.6%	86.6%	7.4%	(5.8%)	58.6%	8.1%	65.1%
GAAP revenue growth	56.1%	82.1%	5.8%	10.1%	56.1%	(0.7%)	63.2%

*Effective with the first quarter of 2008, the management of certain customer contracts was transferred between operating segments, primarily to Professional Services from Staffing Services, and have been adjusted for the purpose of calculating organic growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Three Months Ended June 29, 2008 Compared with July 1, 2007

Revenues — Professional Services revenues increased 49.3% to $197.4 million in the second quarter of 2008 from $132.2 million in the same period of the prior year. The increase in revenues was mostly attributable to the Technisource acquisition made at the end of 2007 and the reclassification of certain managed services contracts from our Staffing Services operating segment. Organically, Professional Services revenues decreased 5.3% primarily due to the completion of a large project during the second quarter and lower demand from customers due to general weaker employment trends.

· By skill — Information technology ("IT") increased 74.7% from the same period in the prior year primarily due to the acquisitions made in 2007. On an organic basis, IT decreased 7.5% due to the completion of a large project during the second quarter. Revenues from finance and accounting decreased 4.3% on an organic basis due to lower demand among some larger accounts offset by growth from acquired business. Revenues from other skills increased 14.3% on an organic basis primarily due to increased demand for engineering and legal staffing.

· By service — Temporary staffing increased 55.5% due to the acquisition of Technisource made at the end of 2007. On an organic basis, temporary staffing revenues decreased 5.2% primarily due to the completion of a large project in the second quarter and lower demand from customers due to the slower economy. Permanent placement revenues increased 1.5% as a result of acquired business and primarily within the finance and accounting skill areas. On an organic basis, permanent placement revenues decreased 6.4% due to growing concerns from customers about the slower economy in the U.S.

Gross Profit — Professional Services gross profit increased 32.2% to $60.9 million in the second quarter of 2008 from $46.1 million in the same prior year period. The overall gross profit margin was 30.8% in 2008 compared with 34.9% in the same period of the prior year. This 410 basis point decrease in gross profit margin was primarily due to a lower proportion of permanent placement revenues due to the acquisition of Technisource (270 basis points), and lower temporary margins due to the impact of a higher proportion of pass thru billable expenses, partially offset by lower payroll taxes (140 basis points).

Segment Operating Profit — Professional Services segment operating profit was $11.9 million compared with $7.4 million in the same period of the prior year. Operating expenses as a percentage of gross profit were down 340 basis points to 80.5% from 83.9% . The decrease in operating expenses as a percentage of gross profit was primarily due to improved operating leverage realized by the integration of Techinsource.

Six Months Ended June 29, 2008 Compared with July 1, 2007

Revenues — Professional Services revenues increased 56.1% to $401.8 million in 2008 from $257.5 million in the same period of the prior year. The increase in revenues was mostly attributable to temporary staffing revenues, which increased $144.5 million, due to the acquisition of Technisource at the end of 2007 and the reclassification of certain managed services contracts from our Staffing Services operating segment to this operating segment. Revenue on an organic basis decreased 2.5% from the prior year.

· By skill — IT increased 82.1% from the same period in the prior year primarily due to the acquisition of Technisource made at the end of 2007. On an organic basis, IT decreased 4.5% due to the completion of several projects during 2008 and the slower economy. Revenues from finance and accounting increased 5.8% compared with the prior year primarily due to acquired business, but revenue was down slightly on an organic basis as demand was stronger in the first quarter of 2008 and has slowed during the second quarter. Revenues from other skills increased 10.1% (15.9% organic growth) primarily due to increased demand for engineering, human resources and legal staffing.

· By service — Temporary staffing increased 63.2% primarily due to the acquisition of Technisource made at the end of 2007. On an organic basis, temporary staffing revenues decreased 1.9% primarily due to the completion of several projects during 2008. Permanent placement revenues decreased by 0.7%, or 8.8% on an organic basis, due to growing concerns from customers about the slower economy in the U.S.

Gross Profit — Professional Services gross profit increased 38.1% to $120.3 million in 2008 from $87.1 million in the same prior year period. The overall gross profit margin was 29.9% in 2008 compared with 33.8% in the same period of the prior year. This 390 basis point decrease in gross profit margin was primarily due to the lower mix of permanent placement business due to the acquisition of Technisource. Temporary staffing margins decreased 90 basis points due to a higher proportion of billable expenses at low margins, partially offset by lower payroll taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Profit — Professional Services segment operating profit was $22.6 million compared with $14.0 million in the same period of the prior year. Operating expenses as a percentage of gross profit were down 270 basis points to 81.3% from 84.0% . The decrease in operating expenses as a percentage of gross profit was primarily due to improved operating leverage realized by the integration of Techinsource.

Outlook — Our major areas of focus in 2008 are sales activity and improving our operating leverage. We will focus on our targeted customers, small and mid-sized accounts, and leverage opportunities to sell Professional Services to our existing larger customers. In 2008, we are continuing to focus on integrating acquisitions and fully realizing planned synergies. We are also taking steps to improve and maintain the productivity and financial discipline gained in 2007. There is no assurance that revenues or segment operating profit for the Professional Services operating segment will continue to grow at the same pace.

Unallocated Corporate Costs

Unallocated corporate costs were $4.1 million and $4.9 million in the second quarters of 2008 and 2007, respectively. Unallocated costs as a percentage of revenues were 0.7% and 1.0% in the second quarters of 2008 and 2007, respectively. Unallocated corporate costs were $8.3 million and $8.1 million for the six-month periods ended June 29, 2008 and July 1, 2007, respectively.

Liquidity and Capital Resources

Cash Flows

As of June 29, 2008, we had total cash of $12.5 million (a decrease of $2.8 million from December 30, 2007). Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Six Months Ended
	June 29, 2008	July 1, 2007
Cash Provided By (Used In):
Operating activities	$36,640	$25,031
Investing activities	6,966	(8,800)
Financing activities	(46,410)	(6,297)
Effect of exchange rates	18	567
Net (decrease) increase in cash and cash equivalents	$(2,786)	$10,501

Operating cash flows

Operating cash flows of $36.6 million for the six months ended June 29, 2008 were comprised primarily of $3.6 million of earnings, plus non-cash depreciation and amortization of $14.7 million, non-cash discontinued operations related charges, share-based compensation and other non-cash charges of $4.6 million, lower working capital items of $13.9 million partially offset by a non-cash deferred income tax benefit of $0.2 million. Working capital was reduced primarily due to a decrease in accounts receivable compared with year-end levels as a result of lower revenues in the first half of 2007 compared with the end of 2006.

Operating cash flows of $25.0 million for the six months ended July 1, 2007 were comprised primarily of $6.0 million of earnings, plus non-cash depreciation and amortization of $11.5 million, non-cash deferred income tax expense of $6.4 million, non-cash discontinued operations related charges of $3.9 million and non-cash share-based compensation and other non-cash charges of $4.8 million partially offset by an increase in working capital items of $7.6 million. The $7.6 million increase in working capital items was due to the reduction of normally higher year end accounts payable partially offset by a decrease in receivables as a result of lower revenues in the first half of 2007 compared with the end of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Investing cash flows

Cash provided by investing activities of $7.0 million for the six months ended June 29, 2008 was primarily due to the return of $17.1 million of cash collateral from our restricted insurance deposit accounts upon the issuance of additional letters of credit. This was partially offset by the final settlement of $5.3 million of indemnity claims related to the 2004 sale of the Australian education business and capital expenditures of $4.9 million which primarily related to computer hardware upgrades for newly acquired companies and new systems development.

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

Financing cash flows

Financing cash used for the six months ended June 29, 2008 of $46.4 million was primarily related to the repayments of our lines of credit and other debt of $30.5 million and the repurchase of common stock of $16.0 million.

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

We have a U.S. dollar revolving line of credit in the amount of $250 million that is secured by substantially all of our domestic accounts receivable. At our option, the amount available can be increased to $300 million. As of June 29, 2008, there was $50.7 million outstanding under this facility, and as of July 1, 2007, there were no amounts outstanding. Our total availability was $101.3 million (calculated as eligible receivables of $227.6 million, less: amounts outstanding, if any, letters of credit of $43.3 million and a one week payroll reserve of $32.3 million). Interest on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 4.8% (prime less a spread) or approximately 4.1% (LIBOR plus a spread) as of June 29, 2008. Amounts borrowed under LIBOR and prime based loans were $30.0 million and $20.7 million as of June 29, 2008, respectively. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 1.50%) plus a fixed fronting fee of 0.25% . This line of credit expires in July 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures July 2010. This facility provides up to CAD$13.0 million of financing (approximately $12.9 million at current exchange rates). As of June 29, 2008, there was $6.6 million outstanding under this facility, and as of July 1, 2007, there were no borrowings outstanding. As of June 29, 2008, the interest rate for amounts borrowed on this facility approximated 5.8% (Canadian prime plus a spread). An unused line fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. Spherion Corporation guarantees the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. In June 2008, the Canadian credit facility was amended to exclude certain one-time restructuring costs from EBITDA for purposes of calculating the fixed charge coverage ratio covenant. At June 29, 2008, we were in compliance with the covenants of both the U.S. and Canadian lines of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

In connection with the purchase of Technisource, a portion of the purchase price was deferred and is payable to the sellers including interest based on the six-month LIBOR rate, which resets semi-annually, plus 300 basis points (or approximately 5.9% as of June 29, 2008). The remaining balance of $18.0 million plus $0.6 million of interest accrued to date, is due by March 2009.

Off-Balance Sheet Arrangements

As of June 29, 2008 and December 30, 2007, we had $43.3 million and $31.1 million, respectively, in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance. As of June 29, 2008 and December 30, 2007, none of these irrevocable letters of credit had been drawn upon.

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes information extracted from consolidated financial information but not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements. Certain of this information are considered "non-GAAP financial measures" as defined by SEC rules. Organic revenue growth is calculated assuming that all acquisitions were consummated on January 1, 2007. This calculation has the effect of adding revenues for the acquired businesses prior to their acquisition dates to Spherion Corporation’s reported revenues. In addition, organic revenue growth is calculated assuming that business reclassifications were effective on January 1, 2007, so that revenues for this business are included in the same segment, skill and service in the current and prior period for purposes of calculating year over year growth. Organic growth is a key measurement used by management to evaluate its operations. Management includes revenues prior to acquisition date for acquired companies in the organic revenue growth calculation in order to evaluate the Company's operating performance. Organic growth should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Condensed Consolidated Statement of Earnings in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP. Reconciliations of organic growth are presented in the respective sections of the Management's Discussion and Analysis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period covered by this Quarterly Report.

There has been no change in our internal control over financial reporting during the quarter ended June 29, 2008, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Average	Total Number of	Maximum Dollar
	Total		Price	Shares Purchased	Amount that
	Number of		Paid	as Part of	May Yet Be
	Shares		per	Publicly Announced	Purchased Under
Period	Purchased		Share	Program	the Program (1)
Month 1
March 31, 2008 through April 27, 2008	299,119	(2)	$5.98	298,600	17,507,094
Month 2
April 28, 2008 through May 25, 2008	651,130	(2)	5.25	650,500	14,092,568
Month 3
May 26, 2008 through June 29, 2008	1,029,092	(2)	4.94	1,027,752	9,010,219
Total	1,979,341		$5.20	1,976,852	9,010,219

(1) On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock.

(2) Number of shares purchased also includes purchases that relate to deferred compensation plan for highly compensated employees. This is a non-publicly announced program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Our Annual Meeting of Stockholders was held on May 20, 2008.

(b) The Annual Meeting involved the re-election of Class III directors James J. Forese, J. Ian Morrison and A. Michael Victory. In addition, the term of the following directors continued after the Annual Meeting: Steven S. Elbaum, David R. Parker, Anne Szostak, William F. Evans, Roy G. Krause and Barbara Pellow.

(c) At the Annual Meeting, stockholders voted on the following matters:

ELECTION OF DIRECTORS

	Votes
Director	For	Withheld
James J. Forese	46,912,243	5,906,569
J. Ian Morrison	24,579,679	28,239,133
A. Michael Victory	24,570,853	28,247,959

MANAGEMENT PROPOSALS

	Votes Cast
	For	Against	Abstain
Ratification of Deloitte & Touche LLP as auditors	52,215,985	587,936	15,481

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

SPHERION CORPORATION
(Registrant)

Date: August 6, 2008	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)