Form 10-Q
period 2008-09-28
SPHERION CORP
filed 2008-11-05
CIK 914536

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

Commission file number: 1-11997

________________________________________

SPHERION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3536544
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2050 Spectrum Boulevard, Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

(954) 308-7600
(Registrant’s telephone number, including area code)
___________________________________________

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on October 26, 2008 was 51,482,803.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 28,	September 30,
	2008	2007
Revenues	$542,175	$495,168
Cost of services	423,628	376,164
Gross profit	118,547	119,004

Selling, general and administrative expenses	108,412	104,767
Amortization of intangibles	2,037	290
Interest expense	1,573	259
Interest income	(69)	(1,285)
	111,953	104,031

Earnings from continuing operations before income taxes	6,594	14,973
Income tax expense	(2,486)	(5,989)

Earnings from continuing operations	4,108	8,984
Earnings from discontinued operations, net of tax	56	497

Net earnings	$4,164	$9,481

Earnings per share, Basic and Diluted:
Earnings from continuing operations	$0.08	$0.16
Earnings from discontinued operations	-	0.01
	$0.08	$0.17

Weighted average shares used in computation of earnings per share:
Basic	52,336	56,072
Diluted	52,873	56,749

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, in thousands, except per share amounts)
	Nine Months Ended
	September 28,	September 30,
	2008	2007
Revenues	$1,681,615	$1,435,514
Cost of services	1,304,713	1,092,129
Gross profit	376,902	343,385

Selling, general and administrative expenses	347,190	311,829
Amortization of intangibles	6,124	538
Interest expense	4,897	2,591
Interest income	(320)	(3,762)
Restructuring and other charges	1,940	-
	359,831	311,196

Earnings from continuing operations before income taxes	17,071	32,189
Income tax expense	(5,421)	(13,069)

Earnings from continuing operations	11,650	19,120
Loss from discontinued operations, net of tax	(3,898)	(3,621)

Net earnings	$7,752	$15,499

Earnings per share, Basic:(1)
Earnings from continuing operations	$0.22	$0.34
Loss from discontinued operations	(0.07)	(0.06)
	$0.14	$0.28

Earnings per share, Diluted:(1)
Earnings from continuing operations	$0.21	$0.34
Loss from discontinued operations	(0.07)	(0.06)
	$0.14	$0.27
Weighted average shares used in computation of earnings per share:
Basic	54,143	56,321
Diluted	54,668	56,978

 (1) Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	September 28,	December 30,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$14,002	$15,324
Receivables, less allowance for doubtful accounts of $3,866 and
$6,523, respectively	310,766	347,908
Deferred tax asset	10,164	13,413
Insurance deposits	524	6,986
Other current assets	22,667	22,606
Total current assets	358,123	406,237
Goodwill	145,706	146,584
Property and equipment, net of accumulated depreciation of $124,001
and $109,229, respectively	69,718	78,077
Deferred tax asset	103,022	102,024
Trade names and other intangibles, net	70,670	76,776
Insurance deposits	-	11,259
Other assets	21,871	23,861
Total assets	$769,110	$844,818
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$83,176	$86,035
Accounts payable and other accrued expenses	69,966	79,779
Accrued salaries, wages and payroll taxes	65,682	78,850
Accrued insurance reserves	20,173	19,174
Accrued income tax payable	662	1,042
Other current liabilities	5,366	16,419
Total current liabilities	245,025	281,299
Long-term debt, net of current portion	2,126	22,148
Accrued insurance reserves	16,379	20,501
Deferred compensation	16,278	17,287
Other long-term liabilities	4,059	2,923
Total liabilities	283,867	344,158

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Treasury stock, at cost, 13,872,796 and 9,443,034 shares, respectively	(106,909)	(83,681)
Additional paid-in capital	849,928	848,628
Accumulated deficit	(265,641)	(273,393)
Accumulated other comprehensive income	7,212	8,453
Total stockholders' equity	485,243	500,660
	$769,110	$844,818

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$7,752	$15,499
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations loss (gain) on disposal, net of income tax	2,034	(658)
Discontinued operations goodwill impairment, net of income tax	-	2,552
Depreciation and amortization	22,070	17,184
Deferred income tax expense	2,019	12,061
Share-based compensation	3,127	3,308
Other non-cash charges	387	3,251
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	37,291	(8,682)
Other assets	(3,514)	(418)
Accounts payable, income taxes payable, accrued liabilities and
other liabilities	(27,460)	(7,835)
Net cash provided by operating activities	43,706	36,262
Cash flows from investing activities:
(Payments) proceeds related to sale of discontinued operations	(5,301)	100
Insurance reimbursements	17,123	13,801
Capital expenditures, net	(7,219)	(6,006)
Acquisitions, net of cash acquired	(94)	(59,405)
Other	399	166
Net cash provided by (used in) investing activities	4,908	(51,344)
Cash flows from financing activities:
Repayments of revolving lines of credit, net	(21,630)	-
Purchases of treasury stock	(25,312)	(9,512)
Deferred purchase price and debt repayments	(3,233)	(2,131)
Proceeds from exercise of employee stock options	59	2,857
Other, net	3	213
Net cash used in financing activities	(50,113)	(8,573)
Effect of exchange rates on cash and cash equivalents	177	1,092
Net decrease in cash and cash equivalents	(1,322)	(22,563)
Cash and cash equivalents, beginning of period	15,324	54,640
Cash and cash equivalents, end of period	$14,002	$32,077

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Spherion Corporation (the "Company" or "Spherion"), its wholly-owned subsidiaries and certain other entities it is required to consolidate in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All material intercompany transactions and balances have been eliminated in consolidation.

These statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 and should be read in conjunction with the Consolidated Financial Statements and notes included therein. These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

New Accounting Pronouncements

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3 "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered by an entity in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, as outlined by SFAS 142 "Goodwill and Other Intangible Assets." This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date. Spherion does not expect this FSP to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods with early adoption encouraged. The Company believes the adoption of SFAS No. 161 will not have an impact on the financial results of Spherion, but it may require additional disclosure. Spherion currently has one hedging activity related to an intercompany loan with its Canadian subsidiary totaling approximately CAD$4.4 million.

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

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Weighted average shares outstanding - Basic	52,336	56,072	54,143	56,321

Effect of dilutive share-based compensation	537	677	525	657
Weighted average shares outstanding - Diluted	52,873	56,749	54,668	56,978

Anti-dilutive options not included above	3,701	2,228	3,682	2,386

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Staffing	Professional
	Services	Services	Total
Balance at December 30, 2007	$55,933	$90,651	$146,584
Foreign currency changes and other	(1,300)	-	(1,300)
Goodwill adjustments during the period	(811)	1,233	422
Balance at September 28, 2008	$53,822	$91,884	$145,706

                     A summary of tradenames and other intangibles are as follows (in thousands):

	As of
	September 28,	December 30,
	2008	2007
Indefinite lived intangible assets - Tradenames	$41,500	$41,500
Finite lived intangible assets:
Customer relationship intangibles and other	36,595	36,781
Accumulated amortization	(7,425)	(1,505)
	29,170	35,276
	$70,670	$76,776

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Goodwill and Intangible Assets (Continued)

Spherion's acquired tradenames have been identified as having an indefinite useful life. Amortization expense associated with finite lived intangible assets for the three months ended September 28, 2008 and September 30, 2007 was $2.0 million and $0.3 million, respectively. Amortization expense for the nine months ended September 28, 2008 and September 30, 2007 was $6.1 million and $0.5 million, respectively. Customer relationships and other intangibles are being amortized on an accelerated method over the estimated useful life of the intangible asset ranging from 2 to 19 years.

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Goodwill and indefinite-lived intangible assets relate to Spherion’s acquisition of businesses determined to be a part of the Professional and Staffing Services reporting units.

SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives not be amortized, but tested for impairment on an annual basis, as of October 26, 2008, in our case, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There are inherent uncertainties related to these factors and judgment in applying them to our analysis of impairment. Since judgment is involved in performing a valuation analyses, there is a risk that the carrying value of our goodwill and other intangible assets may be impaired.

Impairment exists if the fair value of a reporting unit to which goodwill and other intangible assets has been allocated is less than the carrying value of the reporting unit. Management believes the most significant assumption which would have an effect on the estimated fair value of the reporting unit is projected long-term growth rates and operating margins. As of September 28, 2008, management performed an evaluation to determine if there were any indicators of impairment, as outlined in SFAS No. 142, that should cause us to accelerate our annual test of goodwill and other intangible assets and concluded that there were no such indicators.

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

Supplemental information on an unaudited pro forma basis, as if the acquisitions described above have been completed at the beginning of the 2007 period, is as follows (in thousands, except per share amount):

	Three Months	Nine Months
	Ended	Ended
(Unaudited)	September 30, 2007	September 30, 2007
Revenues	$602,325	$1,747,703

Net earnings from continuing operations	$7,431	$15,954

Earnings per share from continuing operations-Diluted	$0.13	$0.28

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

Acquisition-related Integration Costs

As a result of our acquisitions of Technisource and Todays, Spherion recorded costs related to the integration of the acquired businesses and the elimination of duplicative activities. During the year ended December 30, 2007, Spherion recorded a liability of approximately $7.1 million, which consisted of $4.7 million for severance related to redundant positions and $2.4 million related to redundant facilities within the acquired businesses. Of the $4.7 million related to severance, $0.7 million was paid during fiscal year 2007 and $3.5 million for the nine months ended September 28, 2008. Of the $2.4 million related to redundant facilities, $0.7 million was reversed to goodwill due to changes in assumptions. These activities are based upon plans committed to by management. Additionally, the Company recorded charges related to other integration activities of $1.9 million for the nine months ended September 28, 2008.

5. Legal Proceedings and Contingencies

In connection with the disposition of certain businesses, Spherion, from time to time provides routine indemnifications for certain liabilities that arose prior to a disposition date. Liabilities related to these indemnifications have been appropriately accounted for in the Condensed Consolidated Balance Sheets.

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

As of September 28, 2008 and December 30, 2007, Spherion had $43.3 million and $31.1 million, respectively, in irrevocable letters of credit outstanding, which were issued for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation. As of September 28, 2008 and December 30, 2007, none of these irrevocable letters of credit had been drawn upon.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Comprehensive Income

The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net earnings	$4,164	$9,481	$7,752	$15,499

Other comprehensive income:
Foreign currency translation adjustments
arising during the period	(552)	2,044	(1,241)	4,603

Total comprehensive income	$3,612	$11,525	$6,511	$20,102

7. Stockholders’ Equity

On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock. During the three and nine months ended September 28, 2008, Spherion purchased 1.8 million shares for approximately $9.0 million, and 4.6 million shares for approximately $25.0 million, respectively. During the three and nine months ended September 28, 2008, the average price per share repurchased was $5.11 and $5.40, respectively. This authorization replaced the previous repurchase plan authorized on February 20, 2007, which allowed for the repurchase of a maximum of 50,000 shares of common stock per week to mitigate the dilutive impact of shares issued under our various employee benefit plans. During the three and nine months ended September 30, 2007, Spherion purchased 0.3 million shares for approximately $2.4 million, and 1.1 million shares for approximately $9.5 million, respectively. During the three and nine months ended September 30, 2007, the average price per share repurchased was $7.65 and $8.80, respectively. As of September 11, 2008, all $25.0 million of the Company’s common stock under the January 2008 program were repurchased.

SPHERION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Discontinued Operations

Results from discontinued operations in the accompanying Condensed Consolidated Statements of Earnings are as follows (in thousands):

	Three Months Ended
	September 28, 2008			September 30, 2007
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$-	$-
Pre-tax earnings (loss) from operations	$172	$(80)	$92	$(773)	$(461)	$(1,234)
Pre-tax gain on disposal	-	-	-	1,887	153	2,040
Income tax benefit (expense)	(48)	12	(36)	302	(611)	(309)
Net earnings (loss) from discontinued operations	$124	$(68)	$56	$1,416	$(919)	$497

	Nine Months Ended
	September 28, 2008			September 30, 2007
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$4,564	$4,564
Pre-tax loss from operations	$(2,839)	$(221)	$(3,060)	$(972)	$(4,859)	$(5,831)
Pre-tax (loss) gain on disposal	(3,038)	-	(3,038)	1,286	(1,029)	257
Income tax benefit	2,143	57	2,200	380	1,573	1,953
Net loss from discontinued operations	$(3,734)	$(164)	$(3,898)	$694	$(4,315)	$(3,621)

There are no material assets or liabilities related to discontinued operations in the Condensed Consolidated Balance Sheets presented herein.

Activity by operating segment related to discontinued operations is as follows:

Staffing Services

The 2007 activity primarily represents the results of operations and a goodwill impairment charge related to Spherion’s outplacement consulting business which was sold in the second quarter of 2007.

Professional Services

The activity for the nine months ended September 28, 2008, includes $2.6 million of pre-tax expense related to legal fees associated with the defense of certain foreign legal matters. During the nine months ended September 28, 2008, the Company paid $5.5 million to settle certain indemnification claims relating to the sale of the Australian education business in 2004.  As a result, the Company recorded an after-tax charge of $2.0 million for the difference between established reserves and the settlement amount, plus legal fees which was included in discontinued operations.

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Revenues:
Professional Services	$181,908	$132,906	$583,717	$390,369
Staffing Services	360,267	362,262	1,097,898	1,045,145
Segment revenues	$542,175	$495,168	$1,681,615	$1,435,514
Gross profit:
Professional Services	$53,314	$45,149	$173,650	$132,284
Staffing Services	65,233	73,855	203,252	211,101
Segment gross profit	$118,547	$119,004	$376,902	$343,385
Segment SG&A expenses:
Professional Services	$(45,064)	$(38,958)	$(142,837)	$(112,128)
Staffing Services	(59,099)	(61,933)	(191,824)	(187,724)
Segment SG&A	$(104,163)	$(100,891)	$(334,661)	$(299,852)
Segment operating profit:
Professional Services	$8,250	$6,191	$30,813	$20,156
Staffing Services	6,134	11,922	11,428	23,377
Segment operating profit	14,384	18,113	42,241	43,533

Unallocated corporate costs	(4,249)	(3,876)	(12,529)	(11,977)
Amortization expense	(2,037)	(290)	(6,124)	(538)
Interest expense	(1,573)	(259)	(4,897)	(2,591)
Interest income	69	1,285	320	3,762
Restructuring and other charges	-	-	(1,940)	-
Earnings from continuing operations before income taxes	$6,594	$14,973	$17,071	$32,189

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying notes thereto and related Management’s Discussion and Analysis included in the Company’s Annual Report on Form   10-K for the year ended December 30, 2007. It includes the following sections:

· Executive Summary

· Operating Results

· Liquidity and Capital Resources

· Off-Balance Sheet Arrangements

· Critical Accounting Policies

· Non-GAAP Financial Measures

· Forward-Looking Statements — Safe Harbor

Executive Summary

Our progress on strategic objectives during the third quarter of 2008 was as follows:

· First, generate revenue growth among small to mid-sized accounts: Our strategy is to grow revenue with our targeted small and mid-sized accounts and increase the portion of company revenues generated from Professional Services. During the third quarter of 2008, revenues from our small to mid-sized accounts (customers that do business with Spherion of $5 million or less, annually) represented 51.1% of total revenue, up from 48.8% in the third quarter of 2007. Total revenues increased 9.5% during the third quarter of 2008 compared with the prior year, primarily as a result of the acquisition of businesses focused on professional and other services to small and mid-sized accounts. On an organic basis, revenues declined 11.4% due to the slowing U.S. economy.

· Second, emphasize higher margin services: We continue to focus on providing additional services to existing customers, particularly higher value Professional Services, which is now a more significant part of the Company as a result of the acquisitions made in 2007. Revenues from Professional Services represented 33.6% of total revenues in the third quarter of 2008, up from 26.8% of total revenues in the third quarter of 2007.  In spite of our strategy, our gross profit margin was 21.9% for third quarter of 2008, a decrease of 210 basis points compared with the third quarter of 2007, due to a lower mix of permanent placement and managed services revenues and lower temporary staffing margins. The decline in overall U.S. employment during 2008 has dampened demand for permanent placement and recruitment outsourcing (included in managed services) which significantly impacted gross margins.

· Third, continue improving operating leverage and maintain financial discipline: Improvements in operating leverage require us to balance growth in operating expense changes with growth in business volume changes and gross profit. Selling, general and administrative ("SG&A") expenses in the third quarter of 2008 increased to 91.5% of gross profit compared with 88.0% in the third quarter of 2007 primarily due to lower business volumes as measured on an organic basis. In anticipation of the declining business volumes, SG&A was reduced by $10.5 million in the third quarter of 2008 compared with the second quarter of 2008. In addtion, the Company has realized planned synergies associated with the 2007 acquisitions and we will continue to focus on reducing our expenses relative to business volume.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended September 28, 2008 Compared with September 30, 2007

Revenues in the third quarter of 2008 increased $47.0 million to $542.2 million from $495.2 million in the prior year.
•	Professional Services revenues increased 36.9% to 33.6% of total revenue due primarily to the acquisition of Technisource. On an organic basis, Professional Services revenues decreased 14.9% due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing across several industry sectors. Permanent placement revenues declined 22.6% on an organic basis as customers continued to reduce their permanent hiring.
•	Staffing Services revenues were 66.4% of total revenues and slightly decreased 0.6% compared with the prior year. On an organic basis, Staffing Services revenue decreased 9.5% primarily due to the decline of economically sensitive temporary staffing revenues in the U.S. and Canada. Additionally, revenues in Recruitment Process Outsourcing ("RPO") decreased as a result of customer decisions to defer hiring due to economic uncertainty.
•	Temporary employment in the U.S. decreased by 8.7% in the third quarter of 2008 as estimated by the Bureau of Labor Statistics. The Company’s combined temporary staffing revenue decreased 10.9% on an organic basis from the prior year.

Gross profit in 2008 was $118.5 million. Gross profit margin decreased to 21.9% in 2008 compared with 24.0% for the same period in 2007. Gross profit margins decreased due to:
•	Lower permanent placement volume and mix year over year (120 basis points); and
•	Lower mix of managed services, including RPO (100 basis points); partially offset by
•	Higher total flexible margin due to the higher mix of professional temporary staffing with the addition of Technisource (10 basis points).

Selling, general and administrative expenses increased to $108.4 million in 2008 from $104.8 million in the same period in 2007 primarily due to acquisitions. As a percentage of gross profit, these costs increased to 91.5% from 88.0% for the same period in 2007 as business volumes decreased on an organic basis due to the slowing U.S. economy.

Net interest expense was $1.5 million in the third quarter of 2008 compared with net interest income of $1.0 million in the same period of the prior year primarily due to the use of existing cash and increases in borrowings used to fund acquisitions made in 2007.

Amortization expense was $2.0 million in 2008, up from $0.3 million in 2007 primarily due to the amortization of intangibles related to the acquisitions made in 2007.

Our effective tax rate from continuing operations for the third quarter of 2008 was 37.7%, decreasing from the prior year rate of 40.0%. The decrease in the tax rate is the result of an increase in Work Opportunity Tax Credits ("WOTC") over prior year amounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended September 28, 2008 Compared with September 30, 2007

Revenues in 2008 were $1.68 billion, an increase from $1.44 billion last year.
•	Professional Services revenues increased 49.5% compared with the prior year primarily due to the acquisitions of Technisource and Resulté. On an organic basis, Professional Services revenue decreased 6.7% compared with the prior year due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing across several industry sectors. Permanent placement revenues declined 13.2% on an organic basis as customers continued to reduce their permanent hiring.
•	Staffing Services revenues increased 5.0% compared with the prior year primarily due to the acquisition of Todays Office Professionals. On an organic basis, Staffing Services revenue decreased 5.1% compared with the prior year primarily due to the decline of economically sensitive temporary staffing revenues in the U.S. and Canada. Additionally, revenues in RPO decreased as a result of customer decisions to defer hiring due to economic uncertainty.
•	Temporary employment in the U.S. decreased by 6.3% in 2008 as estimated by the Bureau of Labor Statistics. The Company’s combined temporary staffing revenue decreased 5.4% on an organic basis from the prior year.

Gross profit in 2008 was $376.9 million. Gross profit margin decreased to 22.4% in 2008 compared with 23.9% for the same period in 2007. Gross profit margins decreased due to:
•	Lower permanent placement volume and mix year over year (100 basis points); and
•	Lower mix of managed services, including RPO (100 basis points); partially offset by
•	Higher total flexible margin due to the higher mix of professional temporary staffing with the addition of Technisource and Resulté (50 basis points).

Selling, general and administrative expenses increased to $347.2 million in 2008 from $311.8 million in the same period in 2007 primarily due to acquisitions. As a percentage of gross profit, these costs increased to 92.1% from 90.8% for the same period in 2007 as business volumes decreased on an organic basis due to the slowing U.S. economy.

Net interest expense was $4.6 million in 2008 compared with net interest income of $1.2 million in 2007 primarily due to the use of existing cash and increases in borrowings used to fund acquisitions made in 2007.

Amortization expense was $6.1 million in 2008, up from $0.5 million in 2007 primarily due to the amortization of intangibles related to the acquisitions made in fiscal year 2007.

Our effective tax rate from continuing operations for 2008 was 31.8%, decreasing from the prior year rate of 40.6% . The decrease is the result of an adjustment of a tax valuation allowance made in the second quarter of 2008 and an increase in WOTC over prior year amounts.

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

Information on operating segments and a reconciliation to earnings from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues:
Professional Services	$181,908	33.6%	$132,906	26.8%	$583,717	34.7%	$390,369	27.2%
Staffing Services	360,267	66.4%	362,262	73.2%	1,097,898	65.3%	1,045,145	72.8%
Total	$542,175	100.0%	$495,168	100.0%	$1,681,615	100.0%	$1,435,514	100.0%

		% of		% of		% of		% of
		Revenues		Revenues		Revenues		Revenues
Gross profit:
Professional Services	$53,314	29.3%	$45,149	34.0%	$173,650	29.7%	$132,284	33.9%
Staffing Services	65,233	18.1%	73,855	20.4%	203,252	18.5%	211,101	20.2%
Total	$118,547	21.9%	$119,004	24.0%	$376,902	22.4%	$343,385	23.9%

Segment SG&A expenses:
Professional Services	$(45,064)		$(38,958)		$(142,837)		$(112,128)
Staffing Services	(59,099)		(61,933)		(191,824)		(187,724)
Total	$(104,163)		$(100,891)		$(334,661)		$(299,852)

Segment operating profit:
Professional Services	$8,250		$6,191		$30,813		$20,156
Staffing Services	6,134		11,922		11,428		23,377
Total	14,384		18,113		42,241		43,533

Unallocated corporate costs	(4,249)		(3,876)		(12,529)		(11,977)
Amortization expense	(2,037)		(290)		(6,124)		(538)
Interest expense	(1,573)		(259)		(4,897)		(2,591)
Interest income	69		1,285		320		3,762
Restructuring and other charges	-		-		(1,940)		-
Earnings from continuing operations before
income taxes	$6,594		$14,973		$17,071		$32,189

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

RECONCILIATION OF YEAR-OVER-YEAR REVENUE GROWTH

	Three Months Ended			Nine Months Ended
	September 28, 2008			September 28, 2008
	Total	Professional	Staffing	Total	Professional	Staffing
	Company	Services	Services	Company	Services	Services

Organic revenue growth	(11.4%)	(14.9%)	(9.5%)	(5.6%)	(6.7%)	(5.1%)
Impact of acquisitions and business reclassifications	20.9%	51.8%	8.9%	22.7%	56.2%	10.1%
GAAP revenue growth	9.5%	36.9%	(0.6%)	17.1%	49.5%	5.0%

Segment Operating Results

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Information Technology	$139,614	76.7%	$87,053	65.5%	$444,946	76.2%	$254,722	65.3%
Finance & Accounting	25,758	14.2%	26,980	20.3%	84,170	14.4%	82,209	21.1%
Other	16,536	9.1%	18,873	14.2%	54,601	9.4%	53,438	13.6%
Segment revenues	$181,908	100.0%	$132,906	100.0%	$583,717	100.0%	$390,369	100.0%

Revenues by Service:
Temporary Staffing	$170,216	93.6%	$119,071	89.6%	$543,432	93.1%	$347,747	89.1%
Permanent Placement	11,692	6.4%	13,835	10.4%	40,285	6.9%	42,622	10.9%
Segment revenues	$181,908	100.0%	$132,906	100.0%	$583,717	100.0%	$390,369	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	24.5%		26.3%		24.5%		25.8%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	29.3%		34.0%		29.7%		33.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

RECONCILIATION OF YEAR-OVER-YEAR REVENUE GROWTH

	Three Months Ended September 28, 2008
	Revenue Growth by Skill				Revenue Growth by Service
	Total	Information	Finance &		Total	Permanent	Temporary
Professional Services	Professional	Technology	Accounting	Other	Professional	Placement	Staffing
Organic revenue growth	(14.9%)	(16.4%)	(10.5%)	(8.1%)	(14.9%)	(22.6%)	(14.3%)
Impact of acquisitions and
business reclassifications*	51.8%	76.8%	6.0%	(4.3%)	51.8%	7.1%	57.3%
GAAP revenue growth	36.9%	60.4%	(4.5%)	(12.4%)	36.9%	(15.5%)	43.0%

	Nine Months Ended September 28, 2008
	Revenue Growth by Skill				Revenue Growth by Service
	Total	Information	Finance &		Total	Permanent	Temporary
Professional Services	Professional	Technology	Accounting	Other	Professional	Placement	Staffing
Organic revenue growth	(6.7%)	(8.4%)	(4.5%)	6.0%	(6.7%)	(13.2%)	(6.2%)
Impact of acquisitions and
business reclassifications*	56.2%	83.1%	6.9%	(3.8%)	56.2%	7.7%	62.5%
GAAP revenue growth	49.5%	74.7%	2.4%	2.2%	49.5%	(5.5%)	56.3%

*Effective with the first quarter of 2008, the management of certain customer contracts was transferred between operating segments, primarily to Professional Services from Staffing Services, and have been adjusted for the purpose of calculating organic growth.

Three Months Ended September 28, 2008 Compared with September 30, 2007

Revenues — Professional Services revenues increased 36.9% to $181.9 million in the third quarter of 2008 from $132.9 million in the same period of the prior year. The increase in revenues was mostly attributable to the Technisource acquisition made at the end of 2007 and the reclassification of certain managed services contracts from our Staffing Services operating segment. Professional Services revenues on an organic basis decreased 14.9% primarily due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing, particularly within the technology, consumer products and financial services sectors.

· By skill — Information technology ("IT") increased 60.4% from the same period in the prior year primarily due to the Technisource acquisition made in 2007. On an organic basis, IT decreased 16.4% due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing, particularly within the technology, consumer products and financial services sectors. Revenues from finance and accounting decreased 10.5% on an organic basis and other skills decreased 8.1% on an organic basis. Demand across all skill categories has decreased during 2008 as the U.S. economy has continued to slow and overall temporary staffing employment levels have declined.

· By service — Temporary staffing increased 43.0% due to the acquisition of Technisource made at the end of 2007. On an organic basis, temporary staffing revenues decreased 14.3% primarily due to the slower economy which has resulted in lower demand from both large and small customers. Permanent placement revenues decreased 15.5%, or 22.6% on an organic basis, as a result of customer decisions to defer hiring due to economic uncertainty.

Gross Profit — Professional Services gross profit increased 18.1% to $53.3 million in the third quarter of 2008 from $45.1 million in the same period of the prior year. The overall gross profit margin was 29.3% in 2008 compared with 34.0% in the same period of the prior year. This 470 basis point decrease in gross profit margin was primarily due to a change in service mix due to lower permanent placement services (290 basis points), and lower temporary margins due to the impact of a higher proportion of pass thru billable expenses, partially offset by lower payroll taxes (180 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Profit — Professional Services segment operating profit was $8.3 million compared with $6.2 million in the same period of the prior year. Operating expenses as a percentage of gross profit were down 180 basis points to 84.5% from 86.3% . The decrease in operating expenses as a percentage of gross profit was primarily due to improved operating leverage realized by the integration of Techinsource.

Nine Months Ended September 28, 2008 Compared with September 30, 2007

Revenues — Professional Services revenues increased 49.5% to $583.7 million in 2008 from $390.4 million in the same period of the prior year. The increase in revenues was mostly attributable to the acquisition of Technisource at the end of 2007 and the reclassification of certain managed services contracts from our Staffing Services operating segment to this operating segment. Revenue on an organic basis decreased 6.7% from the prior year due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing, particularly within the technology, consumer products and financial services sectors.

· By skill — IT increased 74.7% from the same period in the prior year primarily due to the acquisition of Technisource made at the end of 2007. On an organic basis, IT decreased 8.4% due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing, particularly within the technology, consumer products and financial services sectors. Revenues from finance and accounting increased 2.4% compared with the prior year primarily due to acquired business, but revenue was down 4.5% on an organic basis as customer demand began to slow during the second quarter due to economic conditions. Revenues from other skills increased 2.2% (6.0% organic growth) primarily due to increased demand for engineering and legal staffing earlier in 2008.

· By service — Temporary staffing increased 56.3% primarily due to the acquisition of Technisource made at the end of 2007. On an organic basis, temporary staffing revenues decreased 6.2% primarily due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing, particularly within the technology, consumer products and financial services sectors. Permanent placement revenues decreased by 5.5%, or 13.2% on an organic basis, as customers continued to reduce their demand for new employees.

Gross Profit — Professional Services gross profit increased 31.3% to $173.7 million in 2008 from $132.3 million in the same prior year period. The overall gross profit margin was 29.7% in 2008 compared with 33.9% in the same period of the prior year. This 420 basis point decrease in gross profit margin was primarily due to a change in service mix due to lower permanent placement services (300 basis points). In addition, lower temporary staffing margins driven by primarily higher billable expenses and employee benefits costs (180 basis points), partially offset by lower payroll taxes (60 basis points) impacted overall segment gross profit margins.

Segment Operating Profit — Professional Services segment operating profit was $30.8 million compared with $20.2 million in the same period of the prior year. Operating expenses as a percentage of gross profit were down 250 basis points to 82.3% from 84.8% . The decrease in operating expenses as a percentage of gross profit was primarily due to improved operating leverage realized by the integration of Techinsource.

Outlook — We continue to focus on the execution of our strategy to expand our higher margin Professional Services business through sales to our targeted customers, small and mid-sized accounts, while leveraging opportunities to sell Professional Services to our existing larger customers. In 2008, after fully realizing planned synergies, we continue taking steps to improve and maintain our productivity. Due to the impact on our business from the slowing U.S. economy we will carefully watch gross profit trends and reduce expenses to maintain appropriate cash flow, while keeping Spherion positioned to respond to growth opportunities in the future. There is no assurance that revenues or segment operating profit for the Professional Services operating segment will continue to grow in the remainder of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Clerical	$233,393	64.8%	$219,546	60.6%	$714,817	65.1%	$655,890	62.8%
Light industrial	126,874	35.2%	142,716	39.4%	383,081	34.9%	389,255	37.2%
Segment revenues	$360,267	100.0%	$362,262	100.0%	$1,097,898	100.0%	$1,045,145	100.0%

Revenues by Service:
Temporary staffing	$322,455	89.5%	$309,739	85.5%	$975,999	88.9%	$888,399	85.0%
Managed services	34,074	9.5%	46,480	12.8%	108,904	9.9%	139,320	13.3%
Permanent placement	3,738	1.0%	6,043	1.7%	12,995	1.2%	17,426	1.7%
Segment revenues	$360,267	100.0%	$362,262	100.0%	$1,097,898	100.0%	$1,045,145	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary staffing	16.1%		17.3%		16.2%		17.0%
Managed services	28.4%		30.4%		29.7%		30.5%
Permanent placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	18.1%		20.4%		18.5%		20.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

RECONCILIATION OF YEAR-OVER-YEAR REVENUE GROWTH

	Three Months Ended September 28, 2008
	Revenue Growth by Skill			Revenue Growth by Service
	Total		Light	Total	Permanent	Temporary	Managed
Staffing Services	Staffing	Clerical	Industrial	Staffing	Placement	Staffing	Services
Organic revenue growth	(9.5%)	(4.9%)	(17.0%)	(9.5%)	(45.5%)	(9.0%)	(8.4%)
Impact of acquisitions and
business reclassifications*	8.9%	11.2%	5.9%	8.9%	7.4%	13.1%	(18.3%)
GAAP revenue growth	(0.6%)	6.3%	(11.1%)	(0.6%)	(38.1%)	4.1%	(26.7%)

	Nine Months Ended September 28, 2008
	Revenue Growth by Skill			Revenue Growth by Service
	Total		Light	Total	Permanent	Temporary	Managed
Staffing Services	Staffing	Clerical	Industrial	Staffing	Placement	Staffing	Services
Organic revenue growth	(5.1%)	(3.3%)	(8.2%)	(5.1%)	(34.2%)	(4.9%)	(1.2%)
Impact of acquisitions and
business reclassifications*	10.1%	12.3%	6.6%	10.1%	8.8%	14.8%	(20.6%)
GAAP revenue growth	5.0%	9.0%	(1.6%)	5.0%	(25.4%)	9.9%	(21.8%)

*Effective with the first quarter of 2008, the management of certain customer contracts was transferred between operating segments, primarily from Staffing Services to Professional Services, and have been adjusted for the purpose of calculating organic growth.

Three Months Ended September 28, 2008 Compared with September 30, 2007

Revenues — Staffing Services revenues decreased slightly to $360.3 million in the third quarter of 2008 from $362.3 million in the same period of the prior year. On an organic basis, revenues decreased by 9.5% from the prior year. The decrease was primarily due to the loss of a large customer due to unacceptable pricing, lower RPO revenues and generally reduced volumes among existing customers due to the slowing economy.

· By skill — Clerical revenues increased 6.3% compared with the same period in the prior year primarily due to the acquisition of Todays in 2007. On an organic basis, clerical revenues decreased 4.9% compared with the same period in the prior year due to lower demand among several of our customers, primarily in the distribution, technology and financial services industries. Light industrial revenues decreased 11.1%, or 17.0% on an organic basis, from prior year levels due to the loss of a large customer due to unacceptable pricing and lower business volumes among several of our customers, primarily in the distribution, retail and technology industries.

· By service — Temporary staffing revenues increased 4.1% compared with the same period in 2007 due to the acquisitions made in 2007. Temporary staffing revenues decreased 9.0% on an organic basis due to the loss of a large customer due to unacceptable pricing. Managed services revenues decreased 26.7% compared with the same period in the prior year primarily due to the reclassification of certain managed services contracts from this operating segment to our Professional Services operating segment and lower RPO revenue. RPO revenue declined this quarter due to customer specific changes in hiring plans, including hiring freezes and lower demand for our services.

Permanent placement revenues decreased 38.1% over the prior year primarily due to weaker customer demand as a result of the slower economic growth and weaker employment trends in the U.S.

Gross Profit — Gross profit decreased to $65.2 million or 18.1% of revenue in 2008 compared with 20.4% in the same prior year period. The decrease of 230 basis points in the overall gross profit margin was primarily due to a higher mix of temporary staffing revenues which has lower average margins than our other services (100 basis points), lower margins in managed services and lower temporary staffing pay/bill spreads (60 basis points), and higher insurance and employee benefit costs (70 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Profit — Staffing Services segment operating profit was $6.1 million compared with $11.9 million in the same period of the prior year. Operating expenses as a percentage of gross profit increased to 90.6% compared with 83.9% in the same period of the prior year. Higher operating expenses as a percentage of gross profit are due to deleveraging as volumes decrease due to lower demand. The Company has made and will continue to make cost reductions in response to economic conditions.

Nine Months Ended September 28, 2008 Compared with September 30, 2007

Revenues — Staffing Services revenues increased 5.0% to $1.10 billion in 2008 from $1.05 billion in the prior year. Revenue increases are primarily due to the acquisition of Todays in the third quarter of 2007 and several franchise buybacks. On an organic basis, revenues decreased by 5.1%, which is the result of the loss of a large customer due to unacceptable pricing and reduced volumes among existing customers due to the slowing economy.

· By skill — Clerical revenue increased 9.0% and light industrial revenue decreased 1.6% from prior year levels. The increase in clerical revenues is primarily due to the acquisition of Todays made in 2007. On an organic basis, clerical revenues decreased 3.3% due to lower demand among several of our customers, primarily in the distribution and technology industries. Light industrial revenues decreased 8.2% on an organic basis due to the loss of a large customer in the third quarter due to unacceptable pricing and lower business volumes among several of our customers, primarily in the distribution, retail and technology industries.

· By service — Temporary staffing revenues increased 9.9% compared with the prior year due to the acquisitions made in 2007. Temporary staffing revenues decreased 4.9% on an organic basis due to the loss of a large customer in the third quarter due to unacceptable pricing and lower volumes in both our U.S. and Canadian operations due to the slowing economy. Managed services revenues decreased 21.8% compared with the same period in the prior year primarily due to the reclassification of certain managed services contracts from this operating segment to our Professional Services operating segment and lower RPO revenue. Permanent placement revenues decreased 25.4% over the prior year primarily due to the weaker customer demand as a result of the slower economic growth and weaker employment trends in the U.S.

Gross Profit — Gross profit decreased 3.7% to $203.3 million from $211.1 million in the same period of the prior year. The overall gross profit margin was 18.5% in 2008 compared with 20.2% in the same prior year period. The decrease of 170 basis points in the overall gross profit margin was primarily due to a higher mix of temporary staffing services which has lower average margins than our other services (90 basis points), lower temporary staffing margins due to lower pay/bill spreads (40 basis points) and higher insurance and employee benefit costs (40 basis points).

Segment Operating Profit — Staffing Services segment operating profit was $11.4 million compared with $23.4 million in the same period of the prior year. Operating expenses as a percentage of gross profit increased to 94.4% compared with 88.9% in the same period of the prior year. The higher operating expenses were due to deleveraging as volumes decrease due to lower demand.

Outlook — We continue to focus on executing our strategy of expanding our higher margin services, such as RPO, and increasing the proportion of our business with our targeted small and mid-sized business. Sales activity and improving operating leverage will remain our major areas of focus for the remainder of 2008. We are continuing to focus on our targeted customers, small and mid-sized accounts, to obtain higher gross margins. Although RPO revenue declined in the second and third quarters on a year over year basis, our sales pipeline remains strong. We continue to win new business and will make additional investments in this area in the future. Due to the sensitivity of our Staffing Services business to slowing economic trends, we have made and will continue to make cost adjustments in response to declining gross profit trends. Despite these efforts, there is no assurance that revenues or segment operating profit will grow in the remainder of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Unallocated Corporate Costs

Unallocated corporate costs were $4.2 million and $3.9 million in the third quarters of 2008 and 2007, respectively. Unallocated costs as a percentage of revenues were 0.8% in both the third quarter of 2008 and 2007, respectively. Unallocated corporate costs were $12.5 million and $12.0 million for the nine month periods ended September 28, 2008 and September 30, 2007, respectively.

Liquidity and Capital Resources

Cash Flows

As of September 28, 2008, we had total cash of $14.0 million (a decrease of $1.3 million from December 30, 2007). Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Nine Months Ended
	September 28, 2008	September 30, 2007
Cash Provided By (Used In):
Operating activities	$43,706	$36,262
Investing activities	4,908	(51,344)
Financing activities	(50,113)	(8,573)
Effect of exchange rates	177	1,092
Net decrease in cash and cash equivalents	$(1,322)	$(22,563)

Operating cash flows

Operating cash flows of $43.7 million for the nine months ended September 28, 2008 were comprised primarily of $7.8 million of earnings, plus non-cash depreciation and amortization of $22.1 million, non-cash deferred income tax expense of $2.0 million, non-cash discontinued operations related charges, share-based compensation and other non-cash charges of $5.5 million and cash generated by lower working capital of $6.3 million. Working capital was reduced primarily due to a decrease in accounts receivable compared with year-end levels as a result of lower revenues in the first nine months of 2008 compared with the end of 2007.

Operating cash flows of $36.3 million for the nine months ended September 30, 2007 were comprised primarily of $15.5 million of earnings, plus non-cash depreciation and amortization of $17.2 million, non-cash deferred income tax expense of $12.1 million, non-cash discontinued operations related charges, share-based compensation and other non-cash charges of $8.4 million partially offset by an increase in working capital items of $16.9 million. The $16.9 million increase in working capital items was due to increases in receivables from higher DSO and lower accounts payable.

Investing cash flows

Cash provided by investing activities of $4.9 million for the nine months ended September 28, 2008 was primarily due to the return of $17.1 million of cash collateral from our restricted insurance deposit accounts upon the issuance of additional letters of credit. This was partially offset by the payment of the final settlement of $5.3 million of indemnity claims related to the 2004 sale of the Australian education business and capital expenditures of $7.2 million which primarily related to computer hardware upgrades for newly acquired companies and new systems development.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Financing cash flows

Financing cash used for the nine months ended September 28, 2008 of $50.1 million was primarily related to the repayments on our lines of credit and other debt of $24.9 million and the repurchase of common stock of $25.3 million.

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

We have a U.S. dollar revolving line of credit ("U.S. revolver") in the amount of $250 million that is secured by substantially all of our domestic accounts receivable. At our option, the amount available can be increased to $300 million. As of September 28, 2008, there was $57.8 million outstanding under this facility, and as of September 30, 2007, there were no amounts outstanding. Our total availability was $93.5 million (calculated as eligible receivables of $226.5 million, less: borrowings outstanding of $57.8 million, letters of credit of $43.3 million and a one week payroll reserve of $31.9 million). The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 5.0% (prime rate) or approximately 4.1% (LIBOR plus a spread) as of September 28, 2008. Amounts borrowed under LIBOR and prime based loans were $25.0 million and $32.8 million as of September 28, 2008, respectively. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 1.50%) plus a fixed fronting fee of 0.25% . This line of credit expires in July 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures in July 2010. This facility provides up to CAD$13.0 million of financing (approximately $12.6 million at current exchange rates). As of September 28, 2008, there was $5.5 million outstanding under this facility, and as of September 30, 2007, there were no borrowings outstanding. As of September 28, 2008, the interest rate for amounts borrowed on this facility approximated 5.3% (Canadian prime plus a spread). An unused line fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit. Spherion Corporation guarantees the Canadian dollar revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected. In June 2008, the Canadian credit facility was amended to exclude certain one-time restructuring costs from EBITDA for purposes of calculating the fixed charge coverage ratio covenant. At September 28, 2008, we were in compliance with the covenants of both the U.S. and Canadian lines of credit; however, management anticipates that during the fourth quarter the fixed charge coverage ratio requirement within the U.S. revolver may not be maintained and as a result, availability under this line may be reduced by approximately $32.0 million, until such time as the ratio is increased.

In connection with the purchase of Technisource, a portion of the purchase price was deferred and is payable to the sellers including interest based on the six-month LIBOR rate plus 300 basis points, which resets semi-annually (or approximately 5.9% as of September 28, 2008). The remaining balance of $18.0 million plus $0.9 million of interest accrued to date, is due by March 2009.

Off-Balance Sheet Arrangements

As of September 28, 2008 and December 30, 2007, we had $43.3 million and $31.1 million, respectively, in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance. As of September 28, 2008 and December 30, 2007, none of these irrevocable letters of credit had been drawn upon.

We do not have any other significant off-balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS – (Continued)

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

There has been no change in our internal control over financial reporting during the quarter ended September 28, 2008, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

		Average	Total Number of	Maximum Dollar
	Total	Price	Shares Purchased	Amount that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased (2)	Share	Program	the Program (1)
Month 1
June 30, 2008 through July 27, 2008	437,362	$4.58	436,935	$7,010,510
Month 2
July 28, 2008 through August 24, 2008	785,116	5.10	784,382	3,011,248
Month 3
August 25, 2008 through September 28, 2008	542,872	5.56	541,638	-
Total	1,765,350	$5.11	1,762,955	$-

(1) On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock. As of September 11, 2008, all $25.0 million of the Company’s common stock under the January 2008 program were repurchased.

(2) This also includes 2,395 shares purchased also includes purchases that relate to the deferred compensation plan for highly compensated employees.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number		Exhibit Name

10.1	*	Employment Agreement by and between Spherion Corporation and Loretta A. Penn, dated July 14, 2008
(incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the
Securities and Exchange Commission (the "Commission") on July 18, 2008).

10.2	*	Change in Control Agreement by and between Spherion Corporation and Loretta A. Penn, dated July 14, 2008
(incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the
Commission on July 18, 2008).

31.1		Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.

* This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

Date: November 5, 2008	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)