Form 10-K
period 2008-12-28
SPHERION CORP
filed 2009-03-05
CIK 914536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

Commission file number: 1-11997

SPHERION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3536544
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

2050 Spectrum Boulevard, Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (954) 308-7600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
COMMON STOCK—$0.01 PAR VALUE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes¨ Nox

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes¨ Nox

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx No¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"), as of June 27, 2008 on the New York Stock Exchange, was $257,935,983.

        Number of shares of Registrant's Common Stock outstanding on February 22, 2009 was 52,490,344.

           Documents Incorporated by Reference:

 Certain specified portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders to be filed within 120 days after December 28, 2008, are incorporated herein by reference in response to Part III, Items 11, 13 and 14, inclusive, and to certain portions of Part III, Items 10 and 12.

PART I

Item 1.       BUSINESS

As used in this report, the terms “we,” “us,” “our,” “Spherion” and the “Company” refer to Spherion Corporation and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Company Overview

Spherion Corporation was founded in 1946 and provides temporary staffing services, managed services and permanent placement services. We are headquartered in Fort Lauderdale, Florida, and operate a network of 671 locations within North America. We are incorporated under the laws of the State of Delaware. As of December 28, 2008, we had 504 company-owned offices, 101 franchised locations and 66 area-based franchised locations.

We provide temporary staffing services, managed services and permanent placement services under two operating segments— Professional Services and Staffing Services, within the United States of America and Canada. As of December 28, 2008, our Canadian operations represented approximately 4.4% of the Company’s total revenue. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. Managed services include services where we manage certain aspects of a customer function such as: recruiting, administrative services, data center or network operations. Permanent placement is a service where our employees locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts.

We provide services to a wide variety of customers across most major industries in North America. Our customers range in size from large Fortune 500 companies to small, locally run businesses.  A key component of our business strategy is to continue to diversify our customer base, particularly amongst our small to mid-sized customers.  Our largest customer accounted for only 2.1% of our consolidated revenues in 2008.

For information concerning our financial condition, results of operations and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business and industry that we describe under the heading “Risk Factors.”

Industry Overview

Spherion Corporation is a recruiting and staffing company operating in North America. The North American staffing market revenues were estimated to be approximately $104.0 billion in 2008. This market includes temporary staffing, permanent placement and other services similar to those provided by Spherion. The North American staffing market in 2008 remained stable in the professional skills sets, and declined by approximately 8% in clerical and light industrial skill sets. The professional skill sets with the most market share included information technology, engineering, and finance and accounting.

About 53% of the staffing industry is estimated to be concentrated in professional skills, including information technology, finance and accounting, legal, engineering and other skills that are consistent with those offered within Spherion’s Professional Services operating segment. The balance of the North American staffing market is concentrated on services in the clerical and light industrial skill sets, similar to those offered in Spherion’s Staffing Services operating segment.

Business conditions in the staffing industry are economically sensitive. Historically, temporary staffing growth has been closely correlated with overall non-farm employment change. Companies have experienced success in the usage of temporary help to facilitate rapid workforce adjustments as economic conditions change. This practice has historically increased the demand for temporary help in North America. As of December 2008, almost 1.5% of the total workforce was temporary help compared with 1.8% as of December 2007. Although recent trends show a decline, temporary help has increased from 1.0% of total workforce in the early 1990’s. Demographics of the labor force continue to indicate that the overall labor pool may shrink slightly over the next 10 years, creating a shortage of qualified job candidates, especially for certain professional workers. We believe the shortage may increase the need for companies to continue to use the services of Spherion and other companies within the staffing industry.

Operations Overview

The Company is organized around two operating segments— Professional Services and Staffing Services. Within our Professional Services operating segment, we provide temporary staffing and permanent placement services. Within our Staffing Services operating segment, we provide three primary services—temporary staffing, managed services, and permanent placement. These services are further described as follows:

Temporary staffing—This is a service where our employees work at customer locations under the supervision of customer personnel. The duration of the assignment can be from a day or less to a period of several months. The number of our temporary employees at any given time is directly related to our customers’ requirements and these employees are generally only paid when on assignment with a customer. We provide temporary employees with information technology, finance and accounting, legal, engineering, marketing and administrative skill sets. Services are generally billed by the hour for the number of hours worked. Bill rates are typically determined as a mark-up over pay.  We are responsible for all employment related taxes of our employees, workers’ compensation and federal and state unemployment.

Managed services—This is a service where we manage aspects of the operation and management of a customer function such as recruiting, administrative services, and help desk and data center services. We generally provide these services under long-term contracts. Managed services are provided by our employees who typically manage and staff aspects of the customer function. In certain cases we may only manage the customer function which could be staffed by a combination of Spherion, customer or other third-party employees. We are responsible for the operation of the customer function and generally are required to meet minimum service level agreements and provide customer driven reporting. Our managed services business includes our recruitment process outsourcing (“RPO”) offering where we take responsibility for most aspects of a customer’s hiring or recruiting function. Fees are determined based on a combination of headcount, service level provided and/or fixed fee per transaction/unit processed. We are responsible for all employment related taxes of our employees, workers’ compensation and federal and state unemployment.

Permanent placement—This is a service where we identify candidates on behalf of our customers, screen the candidates and assist in the recruitment efforts. If the customer hires the candidate, our fee is generally determined as a percentage of first year compensation for the candidate placed. Recognizing the fee revenue is contingent upon filling the assigned position and we establish reserves for candidates placed with customers who do not stay through a guarantee period, typically three months.

The following table represents the fiscal year 2008 revenues derived from each of these services within our operating segments (in thousands):

	Professional Services		Staffing Services
	Amount	% Total	Amount	% Total
Temporary staffing	$701,635	93.8%	$1,283,529	89.1%
Managed services	-	-	141,697	9.8%
Permanent placement	46,764	6.2%	15,531	1.1%
Total	$748,399	100.0%	$1,440,757	100.0%

Within the services described above, the Professional Services operating segment concentrates on temporary staffing and placement of professional skill sets in the areas of information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. The Staffing Services operating segment concentrates on temporary staffing and placement of individuals with administrative, clerical and light industrial skill sets. Managed services are provided within the Staffing Services operating segment. See Note 15, “Segment Information,” in the accompanying Consolidated Financial Statements for additional information regarding the revenues, profits and losses and total assets for both our Professional Services and Staffing Services operating segments for 2008, 2007 and 2006.

Location Structure

Our business is generally conducted through a broad network of locations in the U.S. and Canada. Our locations are company-owned, franchised or area-based franchised. We believe that we can increase profitability and serve our customer base through a combination of these locations. For 2008, 89.2% of revenues were derived from company-owned locations, with the remaining derived from franchised and area-based franchised locations.

The following table details the number of locations:

	Fiscal Years
	2008	2007	2006
Company-owned/customer on-premise locations	504	582	486
Franchised locations	101	90	93
Area-based franchised locations	66	70	81
Total	671	742	660
United States of America	639	702	624
Canada	32	40	36
Total	671	742	660

Company-Owned Locations

We operate both company-owned branch and customer on-premise locations. A branch location is designed to serve multiple customers in a geographic market, while a customer on-premise location is established at the customer’s location to serve only that customer. Future new or closed locations are driven by sales success creating the need for new company-owned branches and customer on-premise locations. In 2008, the number of our locations decreased from 2007 due to the consolidation of offices as a result of the Technisource and Todays Staffing acquisitions, as well as cost containment actions undertaken in the fourth quarter of 2008 due to the deteriorating U.S. economic conditions and lower demand for our services.

Franchised Locations

	Fiscal Years
	2008	2007	2006
Franchisee revenues (in thousands)	$230,424	$223,468	$236,195
Franchisee commissions as a % of gross profit	74%	74%	72%
Number of franchisees	59	52	51
Number of franchisee locations	101	90	93

We grant franchises, which give the franchisee the right to establish a recruitment and staffing business utilizing our tradenames, service marks, advertising materials, sales programs, operating systems and procedures, manuals and forms within a designated territory. We typically grant franchisees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel within a designated geographic area. Franchisees contribute dollars towards national advertising and they are responsible for their own local advertising with assistance from us. We also assist our franchisees in obtaining business from our national accounts. Franchise agreements are generally for an initial term of 10 years and are renewable for successive 5-year terms at our discretion. Our franchisees operate in the Staffing Services operating segment.

In our franchise arrangements, we act as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the franchisee acts as our agent providing certain sales and recruiting services. Sales by the franchised locations are included in our revenues and the direct costs of services (payroll for the temporary employees and related payroll taxes and employee benefits) are included in our cost of services. We are responsible for paying the wages of the temporary employees and all related payroll taxes, employee benefits and insurance. We share responsibilities in collecting accounts receivable with the franchisee. The franchisee is responsible to reimburse us up to 100% of uncollected accounts receivable, but we bear the loss in cases where the franchisee does not have sufficient financial wherewithal to reimburse uncollectible accounts.

The franchisee is responsible for establishing its location and paying its related administrative and operating expenses, such as the rent, utilities and salaries of their sales and service staff. The franchisee receives a commission from us, which averaged 74% of the franchised offices’ gross profit for the fiscal year ended December 28, 2008. Our Consolidated Statements of Operations reflect the franchisee commission as an operating expense, but do not include the rent, utilities and salaries of the franchisee’s full-time office employees as these expenses are the responsibility of the franchisee. Our Consolidated Balance Sheets include the accounts receivable, payroll liabilities for temporary employees and related employee benefit liabilities and the franchisee commission payable. The only exception to this financial statement presentation is the circumstance when we are required to consolidate certain franchisees pursuant to Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”).

From time to time, we may finance a portion of the purchase price of the franchise at market rates of interest, or provide working capital or equipment purchase loans to franchisees. The outstanding principal balance of such notes receivable was $0.9 million as of December 28, 2008, and is included in “Other current assets” in the Consolidated Balance Sheets.

Area-Based Franchised Locations

	Fiscal Years
	2008	2007	2006
Area-based franchisee royalty revenues (in thousands)	$6,337	$8,243	$8,554
Royalty revenues as a % of area-based franchisee sales	4%	4%	4%
Number of area-based franchisees	13	14	17
Number of area-based franchisee locations	66	70	81

We grant area-based franchises, which give the area-based franchisee the right to establish a recruitment business utilizing our tradenames, service marks, advertising materials, sales programs, operating systems and procedures, manuals and forms within a designated territory. We typically grant area-based franchisees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel within a designated geographic area. We provide area-based franchisees with our national, regional and local advertising. We also assist our area-based franchisees in obtaining business from our national accounts. Most area-based franchise agreements are 10 years in length and renewable every 5 years thereafter. A number of area-based franchisees are second-generation and most operate in more than one area-based franchise territory.

Area-based franchisees operate their businesses autonomously within the framework of our policies and standards and recruit, employ and pay their own full-time and temporary employees. Area-based franchisees are responsible for all employment related taxes and workers’ compensation costs of their employees. Area-based franchisees do not use our computer systems except to bill activity relating to national accounts. We receive royalty fees from each area-based franchise based upon the area-based franchisee’s revenues.

From time to time, we may finance a portion of the purchase price of the area-based franchise at market rates of interest or provide working capital loans to area-based franchisees. As of December 28, 2008, we did not have any area-based franchisees with outstanding notes receivable.

Acquisitions

We currently have no specific plan to undertake any significant acquisitions. However, from time to time we evaluate various acquisition opportunities and may acquire competitors to accelerate our growth.

In 2007, we acquired Resulté Universal, Ltd. (“Resulté”), Todays Staffing, Inc. (“Todays Staffing”), and IntelliMark Holdings, Inc., and its wholly owned subsidiary Technisource, Inc. (“Technisource”), collectively the (“2007 Acquisitions”), within the U.S. In addition, we periodically enter into transactions with our franchisees and area-based franchisees to buy and sell operations in certain markets.

We are generally the purchaser of choice when a Spherion franchisee or area-based franchisee decides to sell its business. We have a right of first refusal on any franchise or area-based franchise sale at the same terms and conditions as may be agreed with another purchaser (who ultimately must be approved by us, even if we waive our right of first refusal), and we have a standard end of term purchase option on our franchises and our more recently granted area-based franchises, however we are not obligated in our standard agreements to repurchase either our franchised or area-based franchised locations. In 2007, we acquired area-based franchise operations in Boston, Kansas City, Lexington, Pittsburgh and several smaller franchised operations for consideration of approximately $12.2 million. We acquired franchised operations in San Antonio for a purchase price totaling $0.4 million in the fourth quarter of 2008.

During the second quarter of 2007, we sold our outplacement consulting business. This business was included within the Staffing Services segment and the operating results for all periods presented have been reclassified as discontinued operations. During 2004 and 2005, we sold our operations in the United Kingdom, The Netherlands and in the Asia/Pacific region, as well as our deposition services business.

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

Many of the large national and international competitors are characterized by very broad geographic coverage, large and complex information systems that can handle numerous legal and regulatory requirements and have substantial financial resources. We compete against these companies for the larger customers where the customer requires broad geographic coverage, competitive national pricing and typically consolidated reporting to assist in controlling costs. Since most national customers use a central procurement department, the industry has moved towards consolidated competitive bidding with pricing as one of the key selection criteria. This has led to intense price competition within the staffing and recruitment industry, particularly within the large account customer sector.

We believe that our customers primarily focus on the following key factors in selecting a service provider: location or geographic coverage, price and service delivery. Geographic coverage is important from the customer and candidate standpoint. Customers require that their providers be able to service most, if not all, of their locations. Location is important to the candidate because many candidates are unwilling to travel outside of their particular geographic market for a position. We have 671 locations in North America throughout the United States of America and Canada, and believe that our coverage is adequate in the markets we serve. Our lack of international coverage could put us at a disadvantage compared to our larger competitors in obtaining new business from multinational customers. However, we do not believe our North American focus to be a significant disadvantage in competing for business in our targeted customer segments. Service delivery is understanding the customers’ specific job requirements through consultative assessments, the ability to provide the right candidate for the right job and the ability to measure the quality of job performance. Factors in obtaining qualified candidates for employment assignments with customers include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours.

Within the Professional Services operating segment, we compete with Robert Half International Inc., MPS Group, Inc., Hudson Highland Group, Inc., Allegis Group (a privately held company) and Kforce Inc., among others. Within the Staffing Services operating segment, some of our largest competitors are Manpower Inc. and Kelly Services, Inc.

Trademarks

Through our subsidiaries, we maintain a number of trademarks, tradenames and service marks in the United States of America and certain other countries. We believe that many of these trademarks and tradenames, including SPHERION®, SPHERION RECRUITMENT PROCESS OUTSOURCINGsm, THE MERGIS GROUP®, TODAYS OFFICE PROFESSIONALSsm, and TECHNISOURCE® are important to our business. In addition, we maintain other intangible property rights including a registered trademark on EMERGING WORKFORCE®. Our trademark registrations in the United States of America for SPHERION®, THE MERGIS GROUP®, TODAYS®, and TECHNISOURCE® expire October 9, 2011, July 10, 2017, August 14, 2011, and October 9, 2017, respectively, but are renewable for ten-year successive terms.

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

Our sale of area-based franchises and franchises is regulated by the Federal Trade Commission and by authorities in approximately 15 states and is subject to statutory requirements in certain Canadian provinces. Under these laws, we must deliver a franchise disclosure document to prospective franchisees. These and other state laws may also apply substantive standards that govern the relationship between franchisors and franchisees. In states where we are selling area-based franchises and franchises, we have filed either the appropriate registration or obtained an exemption from registration. We do not anticipate that these requirements or other state laws will have a material effect on our ability to sell area-based franchises and franchises or operate our business through area-based franchised and franchised offices.

Employees

We estimate that we employed approximately 215,000 people in 2008. On average, approximately 55,000 billable personnel were assigned with our customers at any given time.

Seasonality and Cyclical Nature of Business

Seasonality—Our businesses are seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season. Although, in 2008 we did not see a third and fourth quarter seasonal ramp due to broad declines in U.S. employment during this same time frame. We typically experience a seasonal decrease in our first quarter revenues compared with fourth quarter revenues. The decrease in first quarter revenues compared with the preceding fourth quarters for 2008 was 1% or 9% after giving effect for the 2007 Acquisitions. The decrease in the first quarter 2007 compared with the fourth quarter of 2006 was 7%.

Cyclical Nature of the Business—The staffing industry has historically been considered to be cyclical, often acting as an indicator of both economic downswings and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long-term demand is expected to increase. As a consequence of this, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also decrease quickly when the economy begins to weaken, as occurred in 2008, as our customers reduce temporary workers before reducing their own permanent staff. While we have longer-term managed service contracts which are not as directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity in our temporary staffing or permanent placement service offerings.

Executive Officers of the Registrant

         Our executive officers are:

Name and Age	Position
Roy G. Krause, 62......................................

President and Chief Executive Officer since October 2004; President and Chief Operating Officer from July 2003 to October 2004; Executive Vice President and Chief Financial Officer from October 1995 to July 2003.

William J. Grubbs, 51.................................

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

Mark W. Smith, 46.....................................

Executive Vice President and Chief Financial Officer since November 2007; Senior Vice President and Chief Financial Officer from July 2003 to November 2007; Vice President, Business Services from September 2002 to July 2003; Vice President, Business Services and Controller from August 2001 to September 2002.

John D. Heins, 49.......................................

Senior Vice President and Chief Human Resources Officer since October 2006. From 1995 to 2006, Vice President—Human Resources and Administrative Services for JM Family Enterprises, a privately held $9 billion diversified automotive company.

Availability of Reports and Other Information

Our corporate website is http://www.spherion.com. We make available on this website or in print, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. Also available on our website, or in print to any stockholder that requests it, are Spherion’s Corporate Governance Principles, Code of Business Conduct and Ethics, as well as charters for the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. To obtain printed materials contact Investor Relations at Spherion Corporation, 2050 Spectrum Boulevard, Fort Lauderdale, FL 33309. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission’s website is not part of this Annual Report on Form 10-K.

Item 1A.        RISK FACTORS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

We operate in highly competitive markets with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

We operate in highly competitive and fragmented markets in both of our operating segments. There are low barriers to entry by potential competitors at the local level. We face significant competition in the markets we serve and will continue to face significant competition in any geographic markets or industry sectors that we may enter. The majority of competitors are significantly smaller than we are. However, certain of our competitors are larger, have greater marketing, technical and financial resources, and have stronger brand name recognition than we have. As a result, some of our competitors may be in a better position to capitalize on new technologies and changes in customer requirements, and to devote more resources than we can to the development, promotion and sale of their service offerings. In some cases, our large competitors have lower operating cost structures and as a result, we may face increased competitive pricing pressures and may not be able to obtain or retain our new or existing customers. Some of our competitors can provide broader geographic coverage than we can and this could limit our ability to service large customers who wish to consolidate services.

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

Any further significant economic downturn could result in less demand from customers and lower revenues.

Because demand for recruitment and staffing services is sensitive to changes in the level of economic activity, our business suffers during economic downturns as it did in 2008. As economic activity slows, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. Additionally, a continued economic downturn could result in higher unemployment claims and costs in future periods. Also, as businesses reduce their hiring of permanent employees, revenues from our recruitment services is adversely affected. As a result, any further significant economic downturn could have a material adverse effect on our business, financial condition or results of operations.

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

Market conditions and failure to meet certain covenant requirements could impact our availability to borrow under our revolving lines of credit and the cost of our borrowings.

The global economy has entered what some economists predict may be a prolonged economic recession. We believe one aspect of this current economic environment is the limited availability of capital resources, including debt financing. The impact of the tight credit markets may include reduced liquidity. Significant increases in the cost to borrow and maintain our letters of credit, which collateralize our workers’ compensation obligations, may result if we are not able to maintain adequate borrowing arrangements.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the availability under these lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. We were in compliance with the covenants within our revolving credit facilities at December 28, 2008.

We may not achieve the intended effects of our business strategy.

Our business strategy is based on expanding North American market share. We have implemented steps to increase our market share by concentrating in local markets with small and mid-sized customers through relationship selling, focusing on key large accounts with profitable margins, targeting new accounts by providing integrated services, and continuing to improve operating leverage by reducing corporate and field overhead. We also plan to expand market share within our Professional Services segment by providing more services to existing Staffing Services segment customers. If we are not successful in achieving these objectives with our customers, our revenues, costs and overall profitability could be negatively affected. If we are unable to execute our business strategy effectively, our productivity and cost competitiveness could be negatively affected.

Our contracts contain termination provisions and pricing risks that could decrease our revenues, profitability and cash flow.

Some of our customer contracts permit termination in the event our performance is not consistent with service levels specified in those contracts. Our customers’ ability to terminate contracts, as well as having many short-term contracts, creates uncertain revenue streams. Some of our contracts contain pricing provisions that allow customers to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee. Some of our contracts provide for credits to our customers if we fail to achieve specific contract standards. Some of our contracts contain re-pricing provisions that can result in reductions of our fees for performing our services. Many of our contracts provide for a billing at a set mark-up above the temporary employees pay rate. In estimating these mark-ups we use our best estimates of expected costs for federal and state unemployment, workers’ compensation or other costs. If actual costs for these items exceed our estimates, we typically cannot recover these retroactively from customers. Additionally, the actual development of workers’ compensation claims can take many years after an accident or injury develops; such development, if adverse could negatively impact the Company.

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

We could be negatively affected by natural disasters (many of our administrative functions are located in a hurricane-prone area), fire, power loss, telecommunications failures, hardware or software malfunctions and break-downs, computer viruses or similar events. Although we have disaster recovery plans in place, we may not be able to adequately execute these plans in a timely fashion. If our critical information systems fail or are otherwise unavailable, this could temporarily impact our ability to pay employees, bill customers, service customers, maintain billing and payroll records reliably and pay taxes, which could adversely affect our revenues, operating expenses, and financial condition. A prolonged outage could seriously impact our ability to service customers or hire temporary workers and could seriously threaten the organization.

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

  possible claims of discrimination and harassment;

  errors and omissions by the personnel we place, particularly for the acts of temporary professionals (e.g., accountants, attorneys, engineers and information technology consultants);

  misuse or misappropriation of customer funds or proprietary information; and

  payment of workers’ compensation and other similar claims.

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

We retain all or a portion of the risk under our workers’ compensation, general liability, professional liability and employment practices liability insurance programs, and health insurance benefits programs. Changes in the estimates of these accruals are charged or credited to earnings in the period determined, and therefore a large fluctuation in any given quarter could materially adversely affect earnings in that period.

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

In conducting our business, we are required to pay a number of payroll and related expenses, including unemployment taxes, workers’ compensation and medical insurance for our personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers’ compensation costs may increase in the future if states raise benefit levels and liberalize allowable claims. Attempts to increase revenue from light industrial customers may expose us to increased workers’ compensation claims and higher costs. Future earnings could be adversely affected if we are not able to increase the fees charged to customers to offset increased costs related to unemployment insurance or workers’ compensation benefits.

We are subject to business risks associated with operations in Canada, which could make this operation significantly more costly.

Operation in this market is subject to risks inherent in international business activities, including:

  fluctuations in currency exchange rates;

  varying economic and political conditions;

  overlapping or differing tax structures; and

  multiple regulations concerning pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay and the termination of employment.

The price of our common stock may fluctuate significantly, which may impact our ability to comply with the New York Stock Exchange (“NYSE”) continued listing standards and result in losses for our investors.

The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended December 28, 2008, the prices of our common stock as reported on the NYSE ranged from a high of $7.28 to a low of $1.12. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

  actual or anticipated variations in our quarterly operating results;

  announcement of new services by us or our competitors;

  announcements relating to strategic relationships or acquisitions;

  changes in financial estimates or other statements by securities analysts; and

  changes in general economic conditions.

Our common stock is currently listed on the NYSE. If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by: reducing the liquidity in and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and may limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

Our corporate headquarters are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida, in a 125,000 square-foot building owned by us. In addition, we lease approximately 70,000 square feet in Alpharetta, Georgia for operating functions. All other field locations operate in space held primarily under three to five year leases providing fixed monthly rentals. Our corporate headquarters and our field locations are used by both our Professional Services and our Staffing Services operating segments. We believe that our facilities are adequate for our needs.

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

On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion Corporation in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion Corporation, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK) fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by Spherion. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as Spherion’s agent. Spherion intends to vigorously defend this matter and has a reserve of $0.5 million related to this matter. Spherion does not have insurance coverage for this claim.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Our common stock is traded on The New York Stock Exchange under the symbol “SFN.” The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on The New York Stock Exchange:

2008	High	Low
First Quarter	$7.28	$5.77
Second Quarter	6.44	4.51
Third Quarter	6.04	4.35
Fourth Quarter	4.90	1.12

2007	High	Low
First Quarter	$9.65	$7.32
Second Quarter	10.37	8.40
Third Quarter	9.77	6.90
Fourth Quarter	9.72	6.95

On February 22, 2009, there were approximately 2,300 holders of record of our common stock.

We did not pay cash dividends in 2008 and 2007, and do not intend to pay cash dividends in the foreseeable future. Our U.S. revolving line of credit provides for certain covenants which restrict our ability to pay cash dividends in the event of default or under certain circumstances.

The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

During 2008, Spherion purchased 4.6 million shares for approximately $25.0 million at an average price per share of $5.40. In addition, pursuant to the Company's employee benefit plans, we also purchased 0.1 million shares for appoximately $0.1 million at an average price per share of $1.59.  On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.

Repurchases during the fourth quarter were as follows:

		Average	Total Number of	Maximum Number
	Total	Price	Shares Purchased	of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased (2)	Share	Program	the Program (1)
Month 1
September 29, 2008 through October 26, 2008	38,510	$2.84	-	-
Month 2
October 27, 2008 through November 23, 2008	2,957	2.00	-	-
Month 3
November 24, 2008 through December 28, 2008	5,612	1.59	-	-
Total	47,079	$2.64	-	-

(1)

On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common stock. As of September 11, 2008, all $25.0 million of the Company’s common stock under the January 2008 program were repurchased.

(2)	Number of shares purchased includes purchases that relate to its voluntary non-qualified deferred compensation plan.

 Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total return of the NYSE composite index, our New Peer Group Index (the “New Peer Group Index”) and our Old Peer Group Index (the “Old Peer Group Index”), each for the period beginning December 31, 2003 and ending December 28, 2008. In re-evaluating our peer group this year, we removed one peer company that is no longer publicly traded in the U.S. We believe the New Peer Group Index provides a more meaningful comparison of our performance compared with our primary competition for our important product offerings and other relevant factors. The total cumulative return on investment (change in stock price plus reinvested dividends, if any) for us, the NYSE composite index, the New Peer Group Index and the Old Peer Group Index assumes that a $100 investment was made on December 31, 2003. We have not declared any dividends in the period represented in this performance graph.

The New Peer Group Index is comprised of the following publicly traded companies: Kelly Services, Inc.; Manpower, Inc.; MPS Group, Inc.; Robert Half International, Inc.; Kforce, Inc.; and Hudson Highland Group, Inc. The Old Peer Group Index was comprised of Kelly Services, Inc.; Manpower, Inc.; MPS Group, Inc.; Robert Half International, Inc.; and Adecco S.A.

The stock price performance shown on this graph is not necessarily indicative of future price performance of our Common Stock.

	Fiscal Years
	2003	2004	2005	2006	2007	2008
Spherion Corporation	$100.00	$84.59	$100.81	$74.82	$73.92	$16.01
NYSE Composite Index	100.00	113.92	121.83	143.60	154.04	87.02
New Peer Group	100.00	119.58	133.87	159.80	120.25	76.81
Old Peer Group	100.00	98.93	102.37	135.70	105.70	66.28

Item 6.      SELECTED FINANCIAL DATA

The following table summarizes selected financial information for each of the most recent five fiscal years and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Fiscal Years
	(in thousands, except per share data
	and operating locations)
	2008 (1)	2007 (2)	2006 (3)	2005 (4)	2004 (4, 5)
Statement of Operation Data:
Revenues	$2,189,156	$2,017,114	$1,922,735	$1,966,400	$2,009,149
Gross profit	482,003	477,986	447,079	426,185	403,753
(Loss) earnings from continuing operations	(114,557)	29,137	22,323	22,575	12,298
Net (loss) earnings	(118,489)	25,266	54,682	12,029	35,829
(Loss) earnings per share—Basic:
(Loss) earnings from continuing operations	$(2.14)	$0.52	$0.39	$0.37	$0.20
Net (loss) earnings per share	(2.22)	0.45	0.96	0.20	0.59
(Loss) earnings per share—Diluted:
(Loss) earnings from continuing operations	$(2.14)	$0.51	$0.39	$0.37	$0.20
Net (loss) earnings per share	(2.22)	0.44	0.95	0.20	0.57
Weighted Average Shares:
Basic	53,490	56,234	57,212	60,938	61,036
Diluted	53,490	56,893	57,784	61,430	62,313
Additional Data (end of period):
Total assets	$584,381	$844,818	$693,387	$742,644	$830,266
Long-term debt, net of current portion	$1,646	$22,148	$2,377	$3,735	$4,766
Working capital	$112,592	$124,938	$207,269	$129,893	$119,832
Operating locations	671	742	660	659	716

(1)

The 2008 loss from continuing operations includes an after-tax goodwill and intangible asset impairment charge of $121.2 million or $(2.27) per share and after-tax restructuring and other charges of $7.0 million or $(0.13) per share.  Adjusted earnings per share was $0.24 in 2008 and excludes the impact of the impairment and restructuring and other charges.  See "Management's Discussion and Analysis - Non-GAAP Financial Measures" for further information.

(2)	The results of operations include Todays Staffing and Technisource from the dates of acquisition of September 28, 2007 and December 3, 2007, respectively, and various other smaller acquisitions.

(3)	The 2006 net earnings include a tax benefit of $30.8 million or $0.54 per share from loss on disposal in discontinued operations related to the resolution of certain international tax matters.

(4)

Effective January 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004, “SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values of the awards. Prior to 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as such no compensation expense related to stock option awards included in those periods was recognized.

(5)

The 2004 fiscal year contains 53 weeks. All other years contain 52 weeks. The 2004 results included after-tax restructuring and other charges of $5.1 million. The 2004 net earnings include a tax benefit of $25.3 million or $0.41 per share from loss on disposal in discontinued operations related to the resolution of certain international tax matters.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

·	Company Overview
·	Executive Summary
·	Operating Results
·	Liquidity and Capital Resources
·	Contractual Obligations and Commitments
·	Off-Balance Sheet Arrangements
·	Critical Accounting Policies
·	New Accounting Pronouncements
·	Inflation
·	Non-GAAP Financial Measures
·	Forward-Looking Statements-Safe Harbor

Company Overview

Spherion Corporation provides temporary staffing services, managed services and permanent placement services. Founded in 1946, we are headquartered in Fort Lauderdale, Florida, with a network of 671 locations in North America. Our locations are company-owned, franchised or area-based franchised. As of December 28, 2008, we had 504 company-owned locations, 101 franchised locations and 66 area-based franchised locations.

The Company is organized around two operating segments— Professional Services and Staffing Services. The Professional Services segment provides temporary staffing and permanent placement of employees with professional skill sets, such as information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. The Staffing Services segment provides temporary staffing, managed services and permanent placement of employees with primarily clerical and light industrial skills. See the Business - Operations Overview section of Part I of this Annual Report on Form 10-K for further description of our operating segments.

In 2007, consistent with our strategy to expand our higher margin services in the U.S. market, we acquired Resulté and Technisource which primarily provides information technology staffing services. Todays Staffing, a high-end administrative staffing and recruiting company, was also acquired in 2007. In addition, we periodically enter into transactions with our franchisees and area-based franchisees to buy and sell operations in certain markets.

 Executive Summary

The following is a brief summary of our primary 2008 objectives and accomplishments:

  First, increase market share among small to mid-sized accounts. Our strategy is to increase market share with our targeted small and mid-sized accounts and increase the portion of company revenues generated from Professional Services. As a result of the 2007 Acquisitions, total revenues increased 8.5% during 2008 compared with the prior year.  However, on an organic basis (i.e., including the acquisitions in the prior year on a pro forma basis), revenues declined 9.5% due to the slow down in the U.S. economy, which accelerated in the second half of 2008.  Revenues in 2008 from our small to mid-sized accounts (customers that do business with Spherion of $5 million or less, annually) increased slightly to 49.8% of total revenue in 2008.  Additionally, as a result of our efforts to diversify our customer base, our largest customer accounted for only 2.1% of our consolidated revenues in 2008.

  Second, emphasize higher margin services. During 2008, we continued to focus on providing additional services to existing accounts, particularly for higher value Professional Services. Revenues from Professional Services represented 34.2% of total revenues in 2008, up from 27.0% of total revenues in 2007 primarily due to the impact of the 2007 Acquisitions. The overall decline in U.S. employment during 2008 has dampened demand for permanent placement services and recruitment outsourcing (included in managed services) which significantly impacted gross profit margins. Overall, gross profit margin in 2008 was 22.0%, a decrease of 170 basis points compared with the prior year due to a lower mix of permanent placement and managed services revenues, offset by the higher Professional Services revenue mix.

  Third, continue to improve operating leverage and maintain financial discipline. Improvements in operating leverage (i.e. selling, general and administrative (“SG&A”) expense as a percent of gross profit) require us to balance changes in operating expenses with changes in business volume and gross profit margins. The Company achieved its planned acquisition synergies related to the 2007 Acquisitions. However, significant deleveraging occurred as a result of slowing demand for our services, particularly in the second half of 2008. SG&A expenses in 2008 increased to 93.1% of gross profit compared with 90.0% of gross profit in 2007. Based on fourth quarter 2008 and anticipated first quarter 2009 revenue and gross profit levels, the Company has reduced SG&A by approximately $100 million on an annual basis and will make further adjustments to our cost structure as business volumes change.

In 2009, in light of weak economic conditions, we plan to focus on two key operating objectives:

First, continue our focus on sales activity among targeted customer groups:
Align sales resources on targeted small and mid-sized customer groups to maximize sales;
Diversify customer base and maintain pricing discipline; and
Opportunistically expand higher margin permanent placement and RPO business.

Second, optimize cash flow:
Adust operating costs consistent with lower or varying business volumes through metric and activity management; and
Actively manage working capital employed by maintaining accounts receivable day sales outstanding (“DSO”) at or below 50 days and extending payment terms with vendors/suppliers where possible.

Operating Results

Consolidated Operating Results

Fiscal 2008 compared with 2007

Revenues in 2008 were $2.2 billion, an increase from $2.0 billion last year.

Professional Services revenues increased 37.4% compared with the prior year primarily due to the acquisitions of Technisource and Resulté. On an organic basis, Professional Services revenue decreased 10.8% compared with the prior year due to the completion of several large projects in early 2008 (including a large IT staffing project) and lower demand from customers across several industry sectors due to the weaker hiring demand.

Staffing Services revenues decreased 2.1%. On an organic basis, Staffing Services revenue decreased 8.8% compared with the prior year primarily due to the decline of economically sensitive temporary staffing revenues in the U.S. and Canada. Additionally, revenues in managed services decreased as a result of lower RPO revenues due to customer decisions to reduce or defer hiring due to economic uncertainty.

Temporary employment in the United States decreased by 8.8% in 2008 as estimated by the U.S. Bureau of Labor Statistics. The Company’s combined temporary staffing revenue decreased 9.1% on an organic basis from the prior year.

Gross profit in 2008 was $482.0 million. Gross profit margin decreased to 22.0% in 2008 compared with 23.7% in the prior year. Gross profit margins decreased due to:
Lower permanent placement business volumes (100 basis points); and

Declines in temporary staffing margins in Staffing Services (55 basis points) due to lower pay/bill spreads and slightly higher workers’ compensation costs and in Professional Services (45 basis points) primarily due to higher billable expenses; and

Decreases in managed services, including RPO, margins (10 basis points); partially offset by
Other mix changes, including mix shift from Staffing Services to Professional Services (40 basis points).

Selling, general and administrative expenses increased to $448.6 million, up 4.3% from the prior year due to acquisitions. As a percentage of gross profit, these costs increased to 93.1% in 2008 from 90.0% in 2007 as business volumes have declined on an organic basis at a faster rate than expenses were reduced.

Restructuring and other charges were $11.4 million in 2008 compared with $0.7 million in 2007. The charges in 2008 were primarily due to lease and severance-related costs.  See Note 14, "Restructuring and other Charges," in the accompanying notes to the Consolidated Financial Statements for further discusion.  Additionally, we recorded a goodwill and intangible asset impairment charge of $149.8 million in the fourth quarter of 2008.

Net interest expense was $5.3 million in 2008 compared with net interest income of $0.9 million in 2007 primarily due  to the use of exsiting cash and increases in borrowings used to fund the 2007 Acquisitions.

Our effective tax benefit rate from continuing operations for 2008 was 18.9%, and was lower than the statutory tax rate due to much of the non-cash goodwill and intangible impairment charge being non-deductible.  The 2007 tax rate was 37.3% and did not vary significantly from the statutory rate.

Loss from continuing operations was $(2.14) per diluted share for 2008 compared with earnings of $0.51 per share in 2007.  Adjusted earnings per share from continuing operations in 2008 were $0.24 compared with $0.57 per share in 2007.  The decrease in adjusted earnings per share reflects the impact of deleveraging in the business as the economy slowed and demand for recruiting and staffing declined.  See "Management's Discussion and Analysis - Non-GAAP Financial Measures" for further information.

Loss from discontinued operations was $(0.07) per share in both 2008 and 2007, respectively. The loss in 2008 included $3.4 million of pre-tax loss from operations due to expenses associated with legal matters related to the businesses sold in 2004 and a pre-tax loss disposal of $2.8 million related to the settlement of indemnification claims associated with the sale of the Australian education business in 2004.  See Note 13, "Discontinued Operations," in the accompanying notes to the Consolidated Financial Statements for further discussion.

DSO improved to 49 days at the end of 2008 compared with 51 days at the end of 2007.

 Fiscal 2007 compared with 2006

Revenue increased $94.4 million to $2.0 billion in 2007 from $1.9 billion in the prior year, details include:
On an organic basis, revenue increased 0.4% in 2007 due to our continued focus on growth in our targeted customer segments and professional services.
Large account revenues were much more stable in 2007 compared with 2006 as we continued to diversify our large account customer base.
Our 2007 Acquisitions furthered our strategy by increasing our proportion of revenue generated from higher margin services.

Temporary employment in the United States decreased by 1.3% in 2007 as estimated by the Bureau of Labor Statistics. The Company’s combined temporary staffing revenue decreased 0.2% on an organic basis from the prior year.

Gross profit in 2007 was $478.0 million, up 6.9% from the prior year. Gross profit margin increased to 23.7% in 2007 compared with 23.3% in the prior year. Gross profit margins increased due to:
An increase in higher margin services including Professional Services, permanent placement and RPO in 2007 (20 basis points); and
Lower employee benefit costs, insurance and payroll tax expense (20 basis points).

Selling, general and administrative expenses were $430.3 million, up 3.6% from the prior year. As a percentage of gross profit, these costs decreased to 90.0% from 92.9% in 2006. Costs as a percentage of gross profit were impacted as follows:

For Professional Services, costs as a percentage of gross profit were 84.5% in 2007 and 85.6% in 2006 decreasing due to leverage of certain fixed costs over larger business volumes in 2007.
Within Staffing Services, costs as a percentage of gross profit were 88.0% compared with 91.6% due to cost reduction activities undertaken in the fourth quarter of 2006 and early 2007.

Net interest income was $0.9 million in 2007 compared with net interest income of $2.1 million for 2006. The decrease in net interest income is primarily due to $1.3 million of interest expense recorded during 2007 related to the purchase of the remaining 15% interest in our Canadian operations. The interest associated with the Canadian purchase was recorded in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Additionally, existing cash balances were utilized to fund acquisitions in 2007.

Our effective tax rate from continuing operations was 37.3% which increased from the prior year rate of 34.2% primarily due to higher state tax expense and certain non-deductible costs associated with the Canadian purchase discussed above.

Earnings from continuing operations were $0.51 per diluted share for 2007 compared with $0.39 per share in 2006.  Adjusted earnings per share from continuing operations were $0.57 in 2007 compared with $0.38 per share in 2006.  The improvement in earnings reflects improved gross profit margins and operating leverage as the business expanded and our mix of business shifted to higher margin and professional service offerings.

Loss from discontinued operations was $(0.07) per share in 2007 and primarily relates to the write-off of goodwill of $4.2 million and a loss on disposal of $1.0 million (net of a $1.5 million tax benefit) related to our outplacement consulting business which was sold in the second quarter of 2007.  See Note 13, "Discontinued Operations," in the accompanying notes to the Consolidated Financial Statements for further discussion.

DSO was 51 days at the end of 2007 compared with 50 days at the end of 2006.

Operating Segments

We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes, goodwill and intangible asset impairment and restructuring and other charges. All intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Consolidated Statements of Operations.

Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Fiscal Years
	2008		2007		2006
		% of		% of		% of
		Total		Total		Total
Revenues:
Professional Services	$748,399	34.2%	$544,878	27.0%	$492,673	25.6%
Staffing Services	1,440,757	65.8%	1,472,236	73.0%	1,430,062	74.4%
Total	$2,189,156	100.0%	$2,017,114	100.0%	$1,922,735	100.0%

		% of		% of		% of
		Revenues		Revenues		Revenues
Gross profit:
Professional Services	$218,139	29.1%	$181,683	33.3%	$161,542	32.8%
Staffing Services	263,864	18.3%	296,303	20.1%	285,537	20.0%
Total	$482,003	22.0%	$477,986	23.7%	$447,079	23.3%

Segment SG&A expenses:
Professional Services	$(181,429)		$(153,452)		$(138,263)
Staffing Services	(250,474)		(260,844)		(261,410)
Total	$(431,903)		$(414,296)		$(399,673)

Segment operating profit:
Professional Services	$36,710		$28,231		$23,279
Staffing Services	13,390		35,459		24,127
Total	50,100		63,690		47,406

Unallocated corporate costs	(16,712)		(15,993)		(15,543)
Goodwill and intangible asset impairment	(149,793)		-		-
Amortization expense	(8,142)		(1,406)		(199)
Interest expense	(5,703)		(3,746)		(1,965)
Interest income	407		4,631		4,055
Restructuring and other (charges) credits	(11,427)		(700)		177
(Loss) earnings from continuing
operations before income taxes	$(141,270)		$46,476		$33,931

RECONCILIATION OF YEAR-OVER-YEAR ORGANIC REVENUE GROWTH

	Twelve Months Ended			Twelve Months Ended
	December 28, 2008			December 30, 2007
	Total	Professional	Staffing	Total	Professional	Staffing
	Company	Services	Services	Company	Services	Services
Organic revenue growth(1)	(9.5)%	(10.8)%	(8.8)%	0.4%	0.9%	0.1%
Impact of acquisitions and
business reclassifications	18.0%	48.2%	6.7%	4.5%	9.7%	2.8%
GAAP revenue growth	8.5%	37.4%	(2.1)%	4.9%	10.6%	2.9%

(1) Organic revenue growth is calculated assuming that all acquisitions were consummated on January 1, 2007. This calculation has the effect of adding revenues for the acquired businesses prior to their acquisition dates to our reported revenues. Additionally, effective with the first quarter of 2008, the management of certain customer contracts was transferred between operating segments, primarily to Professional Services from Staffing Services. Those revenues have been adjusted for the purpose of calculating organic growth. See non-GAAP financial measures for further discussion.

Segment Operating Results

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Fiscal Years
	2008		2007		2006
		% of		% of		% of
		Total		Total		Total
Revenues by Skill:
Information Technology	$572,690	76.5%	$362,569	66.6%	$320,389	65.0%
Finance & Accounting	107,555	14.4%	109,712	20.1%	104,225	21.2%
Other	68,154	9.1%	72,597	13.3%	68,059	13.8%
Segment revenues	$748,399	100.0%	$544,878	100.0%	$492,673	100.0%

Revenues by Service:
Temporary Staffing	$701,635	93.8%	$489,713	89.9%	$440,170	89.3%
Permanent Placement	46,764	6.2%	55,165	10.1%	52,503	10.7%
Segment revenues	$748,399	100.0%	$544,878	100.0%	$492,673	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	24.4%		25.8%		24.8%
Permanent Placement	100.0%		100.0%		100.0%
Total Professional Services	29.1%		33.3%		32.8%

	Twelve Months Ended December 28, 2008
	Revenue Growth by Skill				Revenue Growth by Service
	Total	Information	Finance &		Total	Permanent	Temporary
Professional Services	Professional	Technology	Accounting	Other	Professional	Placement	Staffing
Organic revenue growth	(10.8)%	(12.3)%	(7.6)%	(2.3)%	(10.8)%	(21.2)%	(10.0)%
Impact of acquisitions and
business reclassifications	48.2%	70.3%	5.6%	(3.8)%	48.2%	6.0%	53.3%
GAAP revenue growth	37.4%	58.0%	(2.0)%	(6.1)%	37.4%	(15.2)%	43.3%

	Twelve Months Ended December 30, 2007
	Revenue Growth by Skill				Revenue Growth by Service
	Total	Information	Finance &		Total	Permanent	Temporary
Professional Services	Professional	Technology	Accounting	Other	Professional	Placement	Staffing
Organic revenue growth	0.9%	(0.4)%	4.7%	6.7%	0.9%	1.5%	0.9%
Impact of acquisitions and
business reclassifications	9.7%	13.6%	0.6%	0.0%	9.7%	3.6%	10.4%
GAAP revenue growth	10.6%	13.2%	5.3%	6.7%	10.6%	5.1%	11.3%

Fiscal 2008 compared with 2007

Revenues—Professional Services revenues increased 37.4% to $748.4 million in 2008 from $544.9 million in the prior year. The increase in revenues was primarily attributable to the Technisource acquisition made at the end of 2007 and the reclassification of certain managed services contracts from our Staffing Services operating segment. Revenues on an organic basis decreased 10.8% due to the completion of a large IT staffing project and lower demand from several larger customers.

  By skill—Information technology (“IT”) increased 58.0% from the prior year due primarily to the acquisition of Technisource made at the end of 2007. On an organic basis, IT decreased 12.3% due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing, particularly within the technology, consumer products and financial services sectors, due to the slowing economy. Revenues from finance and accounting and other skills decreased 2.0% and 6.1%, respectively (7.6% and 2.3% on an organic basis, respectively) as customer demand for temporary staffing and permanent placement began to decline due to the economic slow down in the latter part of 2008.

  By service—Temporary staffing increased 43.3% due to the acquisition of Technisource made at the end of 2007. On an organic basis, temporary staffing revenues decreased 10.0% primarily due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing, particularly within the technology, consumer products and financial services sectors. Permanent placement revenues decreased by 15.2%, or 21.2% on an organic basis, as hiring freezes and layoffs significantly impacted customers’ hiring plans and need for recruiting services, particularly in the second half of 2008.

Gross Profit—Professional Services gross profit increased 20.1% to $218.1 million in 2008 from $181.7 million in the prior year. The overall gross profit margin was 29.1% in 2008 compared with 33.3% in the prior year. This 420 basis point decrease in gross profit margin was primarily due to a change in service mix due to lower permanent placement revenues (290 basis points). Temporary staffing margins were lower primarily driven by higher billable expenses (190 basis points), which were partially offset by lower payroll taxes (60 basis points). Pay/bill spreads and other payroll related costs were flat year over year as a percentage of revenues.

Segment Operating Profit—Professional Services segment operating profit was $36.7 million compared with $28.2 million in the prior year. Operating expenses as a percentage of gross profit were down 130 basis points to 83.2% from 84.5% . The decrease in operating expenses as a percentage of gross profit was primarily due to improved operating leverage realized through the integration of Technisource.

Outlook—We continue to execute our strategy to expand higher margin Professional Services business through sales to our targeted small and mid-sized accounts, while leveraging opportunities to sell Professional Services to our existing larger customers. In 2009, we will also focus on improving our productivity, as well as the financial discipline gained in 2008. Due to the impact on our business from the slowing U.S. economy, we will carefully monitor gross profit trends and reduce expenses to maintain appropriate cash flow, while keeping Spherion positioned to respond to growth opportunities in the future.

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

  By service—Temporary staffing increased 11.3% primarily due to the acquisitions of Resulté and Technisource. On an organic basis, temporary staffing increased 0.9% as growth in accounting offset declines in IT. Permanent placement revenue increased 5.1% (1.5% on an organic basis) to meet demand for sales and marketing, IT and finance and accounting skills as unemployment rates among skilled workers remain low. Growth rates in permanent placement slowed in 2007 due to growing concerns of employers about the slower U.S. economy.

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

Segment Operating Profit—Professional Services segment operating profit was $28.2 million compared with $23.3 million in the prior year. The increase in operating profit from the prior year was due to the increase in gross profit of $20.1 million partially offset by higher operating expenses of $15.2 million; operating expenses as a percentage of gross profit were down 110 basis points to 84.5% from 85.6% . The decrease in operating expenses as a percentage of gross profit was primarily due to operating leverage and improved administrative expense management.

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

Fiscal Years
2008			2007		2006
		% of		% of		% of
		Total		Total		Total
Revenues by Skill:
Clerical	$940,507	65.3%	$920,558	62.5%	$897,746	62.8%
Light industrial	500,250	34.7%	551,678	37.5%	532,316	37.2%
Segment revenues	$1,440,757	100.0%	$1,472,236	100.0%	$1,430,062	100.0%

Revenues by Service:
Temporary staffing	$1,283,529	89.1%	$1,259,411	85.5%	$1,231,301	86.1%
Managed services	141,697	9.8%	189,574	12.9%	176,944	12.4%
Permanent placement	15,531	1.1%	23,251	1.6%	21,817	1.5%
Segment revenues	$1,440,757	100.0%	$1,472,236	100.0%	$1,430,062	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary staffing	16.1%		17.0%		17.3%
Managed services	29.4%		30.9%		29.0%
Permanent placement	100.0%		100.0%		100.0%
Total Staffing Services	18.3%		20.1%		20.0%

	Twelve Months Ended December 28, 2008
	Revenue Growth by Skill			Revenue Growth by Service
	Total		Light	Total	Permanent	Temporary	Managed
Staffing Services	Staffing	Clerical	Industrial	Staffing	Placement	Staffing	Services
Organic revenue growth	(8.8)%	(5.6)%	(14.3)%	(8.8)%	(39.3)%	(8.5)%	(6.3)%
Impact of acquisitions and
business reclassifications	6.7%	7.8%	5.0%	6.7%	6.1%	10.4%	(19.0)%
GAAP revenue growth	(2.1)%	2.2%	(9.3)%	(2.1)%	(33.2)%	1.9%	(25.3)%

	Twelve Months Ended December 30, 2007
	Revenue Growth by Skill			Revenue Growth by Service
	Total		Light	Total	Permanent	Temporary	Managed
Staffing Services	Staffing	Clerical	Industrial	Staffing	Placement	Staffing	Services
Organic revenue growth	0.1%	(1.3)%	3.0%	0.1%	4.8%	(0.8)%	7.1%
Impact of acquisitions and
business reclassifications	2.8%	3.8%	0.6%	2.8%	1.8%	3.1%	0.0%
GAAP revenue growth	2.9%	2.5%	3.6%	2.9%	6.6%	2.3%	7.1%

Fiscal 2008 compared with 2007

Revenues—Staffing Services revenues decreased slightly to $1.4 billion in 2008 from $1.5 billion in the prior year. On an organic basis, revenues decreased 8.8% from the prior year primarily due to the loss of a large customer resulting from unacceptable pricing, lower business volumes within existing customers in the U.S. and Canada due to the slowing economy and lower managed services revenues due to a decline within RPO.

  By skill—Clerical revenues increased 2.2% compared with the prior year due to 2007 Acquisitions, primarily Todays Staffing. On an organic basis, clerical revenues decreased 5.6% compared with the prior year due to lower demand among several of our customers, primarily in the technology industry. Light industrial revenues decreased 9.3%, or 14.3% on an organic basis, from prior year levels due to the loss of a large customer due to unacceptable pricing and lower volumes among several of our customers, primarily in the distribution and retail industries.

  By service—Temporary staffing revenues increased 1.9% compared with the prior year due to 2007 Acquisitions. Temporary staffing revenues decreased 8.5% on an organic basis due to the loss of a large customer resulting from unacceptable pricing and lower volumes in both our U.S. and Canadian operations due to the economic slowdown.  Managed services revenues decreased 25.3% compared with the prior year primarily due to lower RPO revenues and the reclassification of certain managed services contracts from this operating segment to our Professional Services operating segment. RPO revenue declined by 12.2% in 2008 compared with the prior year due to significant decreases in hiring plans of our customers due to the economic slowdown.

Gross Profit—Gross profit decreased to $263.9 million or 18.3% of revenue in 2008 compared with 20.1% in the prior year. The decrease of 180 basis points in the overall gross profit margin was primarily due to a change in revenue mix resulting from lower permanent placement (50 basis points) and managed services and other mix changes (30 basis points). Temporary staffing margins were also lower due to a decrease in pay/bill spreads (40 basis points) and higher payroll burden costs such as workers’ compensation costs (45 basis points). Segment gross profit margin was also impacted due to lower managed services margins (15 basis points).

Segment Operating Profit—Staffing Services segment operating profit was $13.4 million compared with $35.5 million in the prior year. Operating expenses as a percentage of gross profit increased to 94.9% compared with 88.0% in the prior year. The higher operating expenses were due to deleveraging as business volumes and gross profit margins decreased faster than operating expenses were reduced. As a result, the Company has made and will continue to make costs reductions in response to economic conditions.

Outlook—In 2009 we will continue to execute a strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts. Sales activity and improving operating leverage will remain our major areas of focus for 2009. Due to the sensitivity of our Staffing Services business to slowing economic trends, we have made and will continue to make cost adjustments in response to declining gross profit trends.

Fiscal 2007 compared with 2006

Revenues—Staffing Services revenue increased 2.9% to $1.5 billion in 2007 from $1.4 billion in the prior year. The increase is primarily due to the acquisition of Todays Staffing. On an organic basis revenues were about flat year over year. The growth in our targeted small to mid-sized customers and growth in our recruitment outsourcing business was offset by lower volume at large temporary staffing customers.

By skill—Clerical revenue increased 2.5% and light industrial revenue increased 3.6% from prior year levels. The increase in clerical revenues is primarily due to the acquisition of Todays Staffing and the growth in our recruitment outsourcing business. On an organic basis, clerical revenues decreased 1.3% in 2007 due to lower demand for temporary staffing services driven by slower economic growth in the U.S. Light industrial revenues increased 3.0% on an organic basis due to new business generated in the retail, distribution and manufacturing industries.

By service—Temporary staffing revenue increased 2.3% compared with the prior year due primarily to the acquisition of Todays Staffing. Temporary staffing revenues decreased 0.8% on an organic basis. Growth in new small and mid-sized accounts was offset by decreased demand at large, existing staffing customers due to the slower U.S. economy. Managed services revenue increased 7.1% to $189.6 million in 2007 from $176.9 million in the prior year. The increase in managed services revenue was primarily due to a 56.3% increase in RPO revenues compared with the prior year. Permanent placement revenue increased 6.6% (4.8% on an organic basis) over the prior year due to the addition of recruiters, particularly in Canada.

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

Unallocated Corporate Costs

2008 compared with 2007—Unallocated corporate costs were $16.7 million and $16.0 million in 2008 and 2007, respectively. Unallocated corporate costs as a percentage of revenues were 0.8% in both 2008 and 2007, respectively.

2007 compared with 2006— Unallocated corporate costs were $16.0 million and $15.5 million in 2007 and 2006, respectively. Unallocated corporate costs increased in 2007 due to foreign exchange costs associated with the purchase of the remaining 15% interest of our Canadian business.

Liquidity and Capital Resources

Cash Flows

As of December 28, 2008, we had total cash and cash equivalents of $7.6 million (a decrease of $7.7 million from December 30, 2007). Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Fiscal Years
	2008	2007	2006
Cash Provided By (Used In):
Operating activities	$79,183	$55,775	$46,085
Investing activities	4,507	(171,678)	7,959
Financing activities	(90,757)	75,580	(29,470)
Effect of exchange rates	(656)	1,007	(97)
Net (decrease) increase in cash and cash equivalents	$(7,723)	$(39,316)	$24,477

Operating cash flows

Cash provided by operating activities for 2008 was $79.2 million. Cash flow from operating activities before changes in working capital was $48.6 million, which decreased from $74.6 million in 2007 due to lower earnings as the slower U.S. economy negatively impacted our financial results. Better utilization of working capital allowed us to generate $30.6 million of additional cash flow. Working capital decreased due to lower accounts receivable from improved DSO and lower revenues toward the end of 2008, partially offset by corresponding decreases in accrued salaries and wages, accounts payable and other liabilities.

Operating cash flows for 2007 were $55.8 million. Cash flow from operating activities before changes in working capital was $74.6 million, which was partially offset by an increase in working capital items of $18.8 million. The $18.8 million increase in working capital items is due to lower accounts payable and accrued expenses and an increase in accounts receivable due to the growth in the business.

Operating cash flows for 2006 were $46.1 million. Cash flow from operating activities before changes in working capital was $107.2 million, which was partially offset by an increase in working capital items of $61.1 million. The $61.1 million increase in working capital items is due to a reduction of $29.7 million as we recorded a tax benefit in discontinued operations related to the resolution of certain international tax matters, the investment in a mutual fund portfolio of $15.2 million and a reduction in self-insurance reserves and current liabilities. The was partially offset by lower receivables (DSO improved by 4 days) and the receipt of a $4.5 million income tax refund.

Investing cash flows

Cash provided by investing activities for 2008 of $4.5 million was primarily due to the return of $18.4 million of cash collateral from our restricted insurance deposit accounts upon the issuance of additional letters of credit as replacement collateral. This was partially offset by the payment of the final settlement of $5.3 million of indemnity claims related to the 2004 sale of the Australian education business and capital expenditures of $8.9 million which primarily related to computer hardware upgrades for acquired companies and new systems development.

Cash used in investing activities for 2007 of $171.7 million was primarily due to purchase consideration of $196.5 million for the 2007 Acquisitions and various small acquisitions, capital expenditures of $8.3 million which primarily relate to computer hardware and new system application development, partially offset by reimbursements of insurance claim payments of $7.2 million and the return of $25.2 million of cash collateral from our restricted insurance deposit accounts upon the issuance of additional letters of credit.

Cash provided by investing activities for 2006 of $8.0 million was primarily due to net reimbursements of $29.7 million from insurance deposits with our workers’ compensation insurance carrier due to claim payments made and the receipt of about $15.0 million of cash deposits upon issuance of a letter of credit as replacement collateral. Capital expenditures of $22.7 million primarily relate to network upgrades to improve bandwidth within our offices and front and back office software initiatives to improve productivity and enhance our abilities to work with customers and candidates.

Financing cash flows

Cash used in financing activities for 2008 of $90.8 million was primarily related to the repayments on our lines of credit of $49.9 million and other debt of $15.6 million, which was primarily related to an early payment of the Technisource deferred purchase price, and the repurchase of common stock of $25.3 million.

Cash provided by financing activities for 2007 of $75.6 million was primarily from borrowings under our lines of credit of $85.0 million and proceeds from option exercises, offset by the repurchase of common stock of $10.0 million and other debt repayments.

Cash used in financing in 2006 of $29.5 million was primarily due to the repurchase of common stock of $28.3 million.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements. However, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit (“U.S. revolver”) in the amount of $250 million that is secured by substantially all of our domestic accounts receivable. At our option, the amount available can be increased to $300 million. As of December 28, 2008, there was $29.6 million outstanding under this facility, and as of December 30, 2007, there were $76.4 million outstanding. As of December 28, 2008, total availability was $62.5 million (calculated as eligible receivables of $192.8 million, less: borrowings outstanding of $29.6 million, letters of credit of $44.3 million and a two week payroll reserve of $56.4 million). The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 3.3% (prime rate) or approximately 2.8% (LIBOR plus a spread) as of December 28, 2008. Amounts borrowed under LIBOR and prime based loans were $15.0 million and $14.6 million as of December 28, 2008, respectively. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 1.75%) plus a fixed fronting fee of 0.25% . This line of credit expires in July 2010.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures in July 2010. This facility provides up to CAD$13.0 million of financing (approximately $10.6 million at current exchange rates). As of December 28, 2008, there was $4.3 million outstanding and $2.1 million available to borrow under this facility, and as of December 30, 2007, there was $8.6 million outstanding. As of December 28, 2008, the interest rate for amounts borrowed on this facility approximated 4.0% (Canadian prime plus a spread). An unused line fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. As of December 28, 2008, the Company’s fixed charge coverage ratio requirement of 1.25x for the U.S. revolver was not achieved. As a result, availability from the U.S. revolver was reduced by an additional one week payroll reserve of $28.2 million (included in the availability calculation above). In June 2008, the Canadian credit facility was amended to exclude certain one-time restructuring costs for purposes of calculating the fixed charge coverage ratio covenant. At December 28, 2008, Spherion was in compliance with the covenants of both the U.S. and Canadian lines of credit.

In connection with the purchase of Technisource, a portion of the purchase price was deferred and payable to the sellers including interest based on the six-month LIBOR rate plus 300 basis points. During the first quarter of 2008, Spherion paid $2.2 million, including interest, to the sellers. In the fourth quarter of 2008, Spherion settled certain working capital and other matters related to the purchase of Technisource. Amounts due to Spherion from the sellers of Technisource were offset against the remaining balance of the deferred purchase price ($18 million at the time of settlement). Spherion paid the net balance due, including interest, of $12.5 million to the sellers.

Contractual Obligations and Commitments (in thousands)

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
Debt obligations (1)	$37,339	$3,201	$34,138	$—	$—	$—	$—
Capital lease obligations	4,676	2,907	989	754	18	8	—
Operating lease obligations (2)	76,986	27,669	19,004	12,659	7,999	3,908	5,747
Purchase obligations (3)	21,881	15,494	3,045	560	488	399	1,895
Other liabilities (4)	4,515	1,505	1,505	1,505	—	—	—
FIN 48 obligations, including interest and penalties	1,078	—	100	102	48	—	828
Total	$146,475	$50,776	$58,781	$15,580	$8,553	$4,315	$8,470

(1)

The future maturities of the U.S. and Canadian dollar revolving line of credit balances are presented in their respective year of scheduled maturity, although these revolving lines of credit are classified as current debt obligations in the accompanying Consolidated Balance Sheet in accordance with Generally Accepted Accounting Principles. These amounts include estimated interest payments based on current rates of interest.

(2)

Operating lease obligations for rent and equipment are expected to be offset by future sublease income of $3.4 million in 2009, $1.1 million in 2010, $0.2 million in 2011, $0.1 million in 2012 and $0.1 million in 2013 and thereafter.

(3)

Purchase obligations primarily include normal and customary contracts and minimum spend contracts in the ordinary course of business, primarily information technology, outsourcing and maintenance contracts.

(4)	Other liabilities include contingent purchase consideration payable in three equal installments in 2009 through 2011.

Off-Balance Sheet Arrangements

As of December 28, 2008, we had $44.3 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers’ compensation insurance. As of December 28, 2008, none of these irrevocable letters of credit had been drawn upon.

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

Goodwill and Other Intangible Assets—As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis, or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Such circumstances could include but are not limited to (1) a significant adverse change in legal factors or in the business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Performing an impairment test involves estimating the fair value of a reporting unit using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

Spherion performed its annual impairment test of intangible assets as of its October month-end and as a result of accelerating fourth quarter deterioration of market conditions (i.e. significant fourth quarter U.S. temporary job losses and a GDP decline) and general economic uncertainty, and further evidenced by a continued decline in the Company's market capitalization, the determination was made that the carrying amounts of goodwill for the reporting units exceeded their implied fair value. As such, Spherion recorded an impairment loss of $147.1 million related to goodwill in the fourth quarter of 2008.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. The estimates of fair value of intangibles not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. The results of Spherion’s impairment test indicated that the tradename intangible asset for Todays Staffing, which is included in the Staffing Services segment, was partially impaired. As a result, an impairment loss of $2.7 million was recognized in the quarter ended December 28, 2008.

Impairment of long-lived assets—Long-lived assets, primarily fixed assets and other intangible assets, are evaluated annually for impairment by Spherion in accordance with SFAS No. 144 “Accounting for the Impairment of Long-lived Assets.” Whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, Spherion evaluates the fair value of its long-lived assets using an undiscounted cash flow analysis to estimate the assets’ fair value. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the assets’ carrying value in excess of fair value. Based on Spherion’s evaluation, there were no events or changes in circumstances that indicated that the value of the assets were not recoverable.

Accrued self-insurance losses—We retain a portion of the risk under our workers' compensation, general liability, professional liability, employment practices liability and health benefits insurance programs. Estimated losses for workers' compensation have been discounted at 1.79% and 3.71% as of December 28, 2008 and December 30, 2007, respectively. Recording reserves for self-insured losses involves a considerable amount of judgment. In developing the reserves, we use actuarial estimates for most of our accruals under the following circumstances: (i) when the accruals are sufficiently material, (ii) when there is an adequate population of claims upon which to prepare actuarial estimates and (iii) when the claims develop over a longer period of time. For all other accruals we base our reserves on internal estimates. While management believes that the amount recorded for the liabilities is adequate, there can be no assurance that changes to management’s estimates may not occur due to limitations inherent in the estimation process. Factors that can affect our reserves are as follows:

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

  Prolonged changes in interest rates for risk-free U.S. governmental bonds could also affect the discount rate used in estimating these liabilities. An increase or decrease of 1.0% in the discount rate would result in a reduction or increase, respectively, to pre-tax expense of approximately $1.3 million.

Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to cost of services for billable temporary staff and/or selling, general and administrative expenses for branch and administrative staff in the period determined. The Company monitors the impact of reserve changes on its results of operations and over time such reserve changes tend to be insignificant to overall gross profits. During 2008 and 2007, our workers’ compensation and other insurance costs were reduced by adjustments of $0.3 million and $5.0 million, respectively, to prior year reserves and the discount rate.

Spherion provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims. Spherion also provides cash deposits to various transaction processing vendors (“Insurance deposits” in the accompanying Consolidated Balance Sheets). During 2008, all remaining cash deposits associated with workers’ compensation collateral were returned and replaced with letters of credit. The letters of credit and insurance deposits were $44.3 million and $0.5 million at December 28, 2008, respectively, and $31.1 million and $18.2 million at December 30, 2007, respectively.

Share-Based Compensation—We recognize compensation expense for all share-based payments by estimating the fair value of options at grant date using the Black-Scholes-Merton option-pricing model. Calculating the fair value of share-based payment awards requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management bases expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. See Note 2, “Share-Based Compensation” to the Consolidated Financial Statements for a further discussion on share-based compensation.

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

At December 28, 2008, we had a net deferred tax asset of $143.6 million, net of a valuation allowance of $26.9 million. Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. The net deferred tax asset was evaluated under the guidelines of SFAS No. 109, “Accounting for Income Taxes,” and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings. These objective factors include historical taxable income, normalized for non-recurring income and expense items. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing a valuation allowance, we consider all positive and negative evidence available at the time, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The current valuation allowance relates primarily to foreign tax credit carryforwards, the benefit on capital loss carryforwards and the benefit on state net operating loss carryforwards that are not expected to be realized. If we determine that future taxable earnings will be insufficient to recover the deferred tax assets, we will be required to write-off all or a portion of the remaining net deferred tax assets by a charge to earnings.

We are subject to tax audits in numerous jurisdictions in the U.S. and Canada. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more than likely not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our Consolidated Financial Statements. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates.

See Note 3, “Income Taxes,” in the accompanying notes to the Consolidated Financial Statement for further discussion on income taxes.

New Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies,” in the accompanying notes to the Consolidated Financial Statements for discussion of New Accounting Pronouncements.

Inflation

Our monetary assets, consisting primarily of cash and receivables, are not affected by inflation because they are short-term. Our non-monetary assets, consisting primarily of intangible assets, and prepaid expenses and other assets, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of service and expenses, such as those for employee compensation, which may not be readily recoverable in the price of services offered by us.

Non-GAAP Financial Measures

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION
(in thousands, except per share amounts)
	Twelve Months Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
Adjusted earnings from continuing operations	$12,587	$32,612	$21,876
Adjustment of tax valuation allowance	1,064	-	-
Adjustment of Canadian Acquisition	-	(2,346)	-
Impairment of goodwill and other intangibles, net of tax benefit	(121,249)	-	-
Vendor management bankruptcy charge, net of tax	-	(703)	-
Restructuring and other charges, net of tax	(6,959)	(426)	447
(Loss) earnings from continuing operations	(114,557)	29,137	22,323
(Loss) earnings from discontinued operations, net of tax	(3,932)	(3,871)	32,359
Net (loss) earnings	$(118,489)	$25,266	$54,682

Per share-Diluted amounts:(1)
Adjusted earnings from continuing operations	$0.24	$0.57	$0.38
Adjustment of tax valuation allowance	0.02	-	-
Adjustment of Canadian Acquisition	-	(0.04)	-
Impairment of goodwill and other intangibles, net of tax benefit	(2.27)	-	-
Vendor management bankruptcy charge, net of tax	-	(0.01)	-
Restructuring and other charges, net of tax	(0.13)	(0.01)	0.01
(Loss) earnings from continuing operations	(2.14)	0.51	0.39
(Loss) earnings from discontinued operations, net of tax	(0.07)	(0.07)	0.56
Net (loss) earnings	$(2.22)	$0.44	$0.95

Weighted-average shares used in computation of earnings per share	53,490	56,893	57,784
(1)Earnings per share amounts are calculated independently for each component and may not add due to rounding.

This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (“GAAP”) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, organic revenue growth and adjusted earnings from continuing operations are non-GAAP financial measures.   Organic growth is a key measurement used by management to evaluate its operations which includes pro-forma revenues of acquired companies and the effect of business transfers. Management includes revenues prior to acquisition date for acquired companies in the organic revenue growth calculation in order to evaluate the Company’s operating performance.  Adjusted earnings from continuing operations is also a non-GAAP financial measure, which excludes certain non-operating related charges. Items excluded from the calculation of adjusted earnings from continuing operations include interest expense related to adjustment of the Canadian purchase liability, impairment of goodwill and other intangibles, restructuring and other charges related to acquisitions and other cost reduction initiatives, and a tax valuation allowance adjustment. Non-GAAP financial measures should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP. Reconciliations of organic growth are presented in the respective sections of the Management’s Discussion and Analysis.

Forward Looking Statements—Safe Harbor

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider are included in Item 1A, Risk Factors.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Spherion is exposed to interest rate risk related to a portion of its debt. The outstanding variable-rate debt was $33.9 million and $105.0 million at December 28, 2008 and December 30, 2007, respectively. Based on the outstanding balances in 2008 and 2007, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.3 million and $1.0 million, respectively, on an annual basis.

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

When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. Spherion provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims. Spherion also provides cash deposits to various transaction processing vendors (“Insurance deposits” in the accompanying Consolidated Balance Sheets). During 2008, all remaining cash deposits associated with workers’ compensation collateral were returned and replaced with letters of credit and are not subject to credit risk. The cost of the letters of credit is based on a margin plus a fixed fronting fee of 25 basis points as determined by an interest rate grid, which is subject to availability under the U.S. credit facility. The letters of credit were $44.3 million and $31.1 million at December 28, 2008 and December 30, 2007, respectively. We are exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the fair presentation of the Consolidated Financial Statements of Spherion Corporation. Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 28, 2008.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, such attestation report is included herein.

/s/ ROY G. KRAUSE	/s/ MARK W. SMITH
Roy G. Krause	Mark W. Smith
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
        Spherion Corporation
Fort Lauderdale, Florida

We have audited the internal control over financial reporting of Spherion Corporation and subsidiaries (the "Company") as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2008 of the Company and our report dated March 5, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
       Spherion Corporation
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Spherion Corporation and subsidiaries (the "Company") as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spherion Corporation and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 5, 2009

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Fiscal Years Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
Revenues	$2,189,156	$2,017,114	$1,922,735
Cost of services	1,707,153	1,539,128	1,475,656
Gross profit	482,003	477,986	447,079
Selling, general and administrative expenses	448,615	430,289	415,216
Goodwill and intangible asset impairment	149,793	-	-
Amortization expense	8,142	1,406	199
Interest expense	5,703	3,746	1,965
Interest income	(407)	(4,631)	(4,055)
Restructuring and other charges (credits)	11,427	700	(177)
	623,273	431,510	413,148

(Loss) earnings from continuing operations before income taxes	(141,270)	46,476	33,931
Income tax benefit (expense)	26,713	(17,339)	(11,608)

(Loss) earnings from continuing operations	(114,557)	29,137	22,323
(Loss) earnings from discontinued operations, net of tax	(3,932)	(3,871)	32,359

Net (loss) earnings	$(118,489)	$25,266	$54,682

(Loss) Earnings per share-Basic:(1)
(Loss) earnings from continuing operations	$(2.14)	$0.52	$0.39
(Loss) earnings from discontinued operations	(0.07)	(0.07)	0.57
	$(2.22)	$0.45	$0.96

(Loss) earnings per share-Diluted:(1)
(Loss) earnings from continuing operations	$(2.14)	$0.51	$0.39
(Loss) earnings from discontinued operations	(0.07)	(0.07)	0.56
	$(2.22)	$0.44	$0.95

Weighted average shares used in computation of earnings per share:
Basic	53,490	56,234	57,212
Diluted	53,490	56,893	57,784

(1) Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 28,	December 30,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$7,601	$15,324
Receivables, less allowance for doubtful accounts of $2,978 and $6,523, respectively	269,203	347,908
Deferred tax asset	11,198	13,413
Insurance deposit	546	6,986
Other current assets	13,884	22,606
Total current assets	302,432	406,237
Goodwill	-	146,584
Property and equipment, net of accumulated depreciation of $128,323 and $109,229, respectively	67,269	78,077
Deferred tax asset	132,412	102,024
Tradenames and other intangibles, net	65,856	76,776
Insurance deposit	-	11,259
Other assets	16,412	23,861
	$584,381	$844,818
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$37,699	$86,035
Accounts payable and other accrued expenses	67,638	79,779
Accrued salaries, wages and payroll taxes	49,888	78,850
Accrued insurance reserves	20,145	19,174
Accrued income tax payable	1,236	1,042
Other current liabilities	13,234	16,419
Total current liabilities	189,840	281,299
Long-term debt, net of current portion	1,646	22,148
Accrued insurance reserves	16,912	20,501
Deferred compensation	12,404	17,287
Other long-term liabilities	7,391	2,923
Total liabilities	228,193	344,158
Commitments and contingencies (see Notes 10 and 13)
Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares; none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 13,860,739 and 9,443,034 shares, respectively	(106,500)	(83,681)
Additional paid-in capital	850,653	848,628
Accumulated deficit	(391,882)	(273,393)
Accumulated other comprehensive income	3,264	8,453
Total stockholders' equity	356,188	500,660
	$584,381	$844,818

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For Fiscal Years Ended December 28, 2008, December 30, 2007 and December 31, 2006
(amounts in thousands)
					Accumulated
			Additional		Other
	Common	Treasury	Paid -In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total
Balance as of January 1, 2006	$653	$(56,299)	$845,056	$(354,742)	$3,837	$438,505
Comprehensive income:
Net income	—	—	—	54,682	—	54,682
Other comprehensive income:
Foreign currency translation adjustments
arising during the period	—	—	—	—	(167)	(167)
Comprehensive income						54,515
Proceeds from exercise of employee
stock options, including tax benefit	—	2,728	(456)	—	—	2,272
Proceeds from issuance of shares under
Employee Stock Purchase Plan	—	710	(179)	—	—	531
Share-based compensation expense	—	—	3,654	—	—	3,654
Treasury stock purchases	—	(28,335)	—	—	—	(28,335)
Other, net	—	3,340	(3,340)	—	—	—
Balance as of December 31, 2006	653	(77,856)	844,735	(300,060)	3,670	471,142
Comprehensive income:
Net income	—	—	—	25,266	—	25,266
Other comprehensive income:
Foreign currency translation adjustments
arising during the period	—	—	—	—	4,783	4,783
Comprehensive income						30,049
Cumulative effect of change of accounting
Principle	—	—	—	1,401	—	1,401
Proceeds from exercise of employee
stock options, including tax benefit	—	3,412	(346)	—	—	3,066
Proceeds from issuance of shares under
Employee Stock Purchase Plan	—	667	(156)	—	—	511
Share-based compensation expense	—	—	4,841	—	—	4,841
Treasury stock purchases	—	(10,264)	—	—	—	(10,264)
Other, net	—	360	(446)	—	—	(86)
Balance as of December 30, 2007	653	(83,681)	848,628	(273,393)	8,453	500,660
Comprehensive loss:
Net loss	—	—	—	(118,489)	—	(118,489)
Other comprehensive loss:
Foreign currency translation adjustments
arising during the period	—	—	—	—	(5,189)	(5,189)
Comprehensive loss						(123,678)
Proceeds from exercise of employee
stock options, including tax benefit	—	86	(229)	—	—	(143)
Proceeds from issuance of shares under
Employee Stock Purchase Plan	—	1,120	(524)	—	—	596
Share-based compensation expense	—	—	4,121	—	—	4,121
Treasury stock purchases	—	(25,079)	—	—	—	(25,079)
Other, net	—	1,054	(1,343)	—	—	(289)
Balance as of December 28, 2008	$653	$(106,500)	$850,653	$(391,882)	$3,264	$356,188

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Fiscal Years Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(118,489)	$25,266	$54,682
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Discontinued operations loss (gain) on disposal, net of income tax	1,755	(682)	(2,438)
Discontinued operations goodwill impairment, net of income tax	—	3,283	—
Goodwill and other intangible impairment	149,793	—	—
Depreciation and amortization	29,373	23,409	22,198
Deferred income tax (benefit) expense	(29,818)	14,793	26,910
Restructuring and other charges	11,427	473	750
Share-based compensation	4,121	4,841	3,654
Other non-cash charges	428	3,170	1,410
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	78,854	(5,357)	20,224
Other assets	598	123	(6,283)
Income tax receivable	—	—	4,613
Accounts payable, income taxes payable, accrued liabilities and other liabilities	(48,859)	(13,544)	(79,635)
Net cash provided by operating activities	79,183	55,775	46,085
Cash flows from investing activities:
(Payments) proceeds from sale of discontinued operations	(5,301)	100	1,004
Acquisitions, net of cash acquired	(190)	(196,453)	(1,186)
Capital expenditures	(8,935)	(8,324)	(22,677)
Insurance reimbursements	18,413	32,368	29,713
Other	520	631	1,105
Net cash provided by (used in) investing activities	4,507	(171,678)	7,959
Cash flows from financing activities:
Debt repayments	(15,644)	(2,503)	(3,139)
(Repayments) proceeds of lines of credit, net	(49,863)	84,971	—
Proceeds from exercise of employee stock options	59	2,857	2,007
Purchases of treasury stock and other, net	(25,312)	(9,952)	(28,335)
Other, net	3	207	(3)
Net cash (used in) provided by financing activities	(90,757)	75,580	(29,470)
Effect of exchange rates on cash and cash equivalents	(656)	1,007	(97)
Net (decrease) increase in cash and cash equivalents	(7,723)	(39,316)	24,477
Cash and cash equivalents, beginning of period	15,324	54,640	30,163
Cash and cash equivalents, end of period	$7,601	$15,324	$54,640
Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes	$1,695	$2,396	$(3,248)
Interest expense	$5,107	$1,311	$1,316
Non-cash activities:
Deferred payment related to Technisource purchase	$—	$20,000	$—
Accrual of fixed asset purchases	$497	$681	$900
Capital leases and other debt for purchase of software, hardware and related costs	$3,172	$—	$709

See Notes to Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Spherion Corporation provides temporary staffing services, managed services and permanent placement services and operates in the United States of America and Canada. Temporary staffing is a service where Spherion’s employees work at customer locations under the supervision of customer personnel. Temporary staffing services include personnel in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. Managed services includes services where Spherion manages aspects of a customer function such as: recruiting, administrative services, data center or network operations. Permanent placement is a service where Spherion employees locate talent on behalf of its customers, screen the candidates and assist in the recruitment efforts. Spherion has two operating segments, Professional Services and Staffing Services. Founded in 1946, Spherion is headquartered in Fort Lauderdale, Florida, and has a network of 671 locations.

Consolidation Policy—The accompanying Consolidated Financial Statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities it is required to consolidate (“Spherion”). All intercompany transactions and balances have been eliminated.

In accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities,” Spherion consolidates variable interest entities (VIE’s) for which it is the primary beneficiary. Spherion has evaluated the provisions of FIN 46R and determined that it applies to its franchise agreements. Spherion has determined that these agreements by themselves do not create a VIE, but in some cases Spherion has provided financing under these agreements which may create a VIE.

VIE’s are generally entities that lack sufficient equity to operate without additional subordinated financial support from other parties or are entities whose equity holders do not have adequate decision making authority. Spherion, in cases when financing support is provided to a franchisee, must evaluate whether or not it is the primary beneficiary. The primary beneficiary of a VIE is the party that absorbs the majority of the entity’s expected losses or receives the majority of the residual returns. As part of the evaluation, Spherion makes assumptions about future conditions and circumstances of the potential VIE by using a discounted cash flow approach. If the results indicate that Spherion is the primary beneficiary, the VIE is consolidated.

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

Fiscal Year—Spherion’s fiscal year is comprised of the 52 or 53 weeks ending on the last Sunday in December. The fiscal years ended in December 28, 2008, (“fiscal year 2008” or “2008”) December 30, 2007, and December 31, 2006 all contained 52 weeks.

Cash and Cash Equivalents—All highly liquid investments with original maturities of 90 days or less at the time of purchase are classified as cash equivalents. Cash equivalents are carried at cost, which approximates fair value due to the short-term maturities of these instruments.

Allowance for Doubtful Accounts—Accounts receivable are carried at the amount estimated to be collectible. Accordingly, allowances are provided for accounts receivable estimated to be uncollectible based on management’s best estimates based on historical write-off levels and other factors. Accounts receivable are written-off in the period they are deemed uncollectible and recoveries are recognized in the period they are received. The actual amount of accounts receivable that become uncollectible could differ from those estimated.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments—Spherion invests in mutual funds in an amount approximately equal to its obligation to employees pursuant to the terms of its non-qualified deferred compensation plans (See Note 9, “Employee Savings and Investment Plans”). These investments are classified as trading securities and are reported at fair value with gains and losses included in earnings during the period incurred. The specific identification method is used to determine the cost of investments sold. These investments are included in “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets. Spherion did not have any investments in available-for-sale securities as of December 30, 2008 or December 31, 2007.

Goodwill and Other Intangible Assets— As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis, or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Such circumstances could include but are not limited to (1) a significant adverse change in legal factors or in the business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Performing an impairment test involves estimating the fair value of a reporting unit using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

Spherion performed its annual impairment test of intangible assets as of its October month-end and especially in light of accelerating fourth quarter deterioration of market conditions (i.e. significant fourth quarter U.S. temporary job losses and a GDP decline) and general economic uncertainty, and further evidenced by a continued decline in the Company's market capitalization, the determination was made that the carrying amounts of goodwill for the reporting units exceeded their implied fair value. As such, Spherion recorded an impairment loss of $147.1 million related to goodwill in the fourth quarter of 2008.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. The estimates of fair value of intangibles not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. The results of Spherion’s impairment test indicated that the tradename intangible asset for Todays Staffing, which is included in the Staffing Services segment, was partially impaired. As a result, an impairment loss of $2.7 million was recognized in the quarter ended December 28, 2008.

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

 SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets—As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets should be tested for recoverability whenever events or circumstances indicate that their carrying amount may not be recoverable. Spherion evaluates the fair value of its long-lived assets' using an undiscounted cash flow analysis to estimate the assets's fair value.  If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the assets' carrying value in excess of fair value.  Based on Spherion's evaluation, there were no events or changes in circumstances that indicated that the value of the assets were not recoverable.

Accrued Self-Insurance Losses—Spherion retains a portion of the risk under its workers’ compensation, general liability, professional liability, employment practices liability and health benefits insurance programs. Estimated losses for workers’ compensation, general liability and employment practices liability have been discounted at 1.79% and 3.71% at December 28, 2008 and December 30, 2007, respectively. While management believes that the amount recorded for the liabilities is adequate, there can be no assurance that changes to management’s estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Spherion provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims. Spherion also provides cash deposits to various transaction processing vendors (“Insurance deposits” in the accompanying Consolidated Balance Sheets). During 2008, all remaining cash deposits associated with workers’ compensation collateral were returned and replaced with letters of credit. The letters of credit and insurance deposits were $44.3 million and $0.5 million at December 28, 2008, respectively, and $31.1 million and $18.2 million at December 30, 2007, respectively.

Fair Value of Financial Instruments—Spherion’s financial instruments consists of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short term nature. The recorded values of long-term debt approximate their fair value, as interest approximates market rates.

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

Revenue Recognition—Spherion records revenues from sales of services by its company-owned and franchised operations and from royalties earned on sales of services by its area-based franchised operations. Temporary staffing and managed service revenues and the related labor costs are recorded in the period in which services are performed. Permanent placement revenues are recognized upon candidate start date. Allowances are established to estimate losses due to placed candidates not remaining employed for Spherion’s guarantee period. Spherion also enter into agreements with its customers to provide Recruitment Process Outsourcing ("RPO") in which the recruitment functions of the customer are provided by Spherion.  Revenues generated from the performance of the agreement are recognized when services are delivered and to the extent that amounts have become due and are non-refundable under the terms of the agreement. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenues.

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

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Spherion utilizes two forms of franchising agreements. Under the first form, Spherion records area-based franchise royalties in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue” based upon the contractual percentage of area-based franchise sales in the period in which the area-based franchisee provides the service. Area-based franchise royalties, which are included in revenues, were $6.3 million, $8.2 million, and $8.6 million for the 2008, 2007 and 2006 fiscal years, respectively. The second form of franchising agreement is a franchise agreement where Spherion acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the franchisee acts as Spherion’s agent providing certain sales and recruiting services. Accordingly, sales and costs of services generated by the franchised operation are recorded in Spherion’s Consolidated Statements of Operations. Spherion pays the franchisee a commission for acting as Spherion’s agent and this commission is based on a percentage of gross profit from the office managed by the franchisee and averaged 74% for the fiscal years ended 2008 and 2007 and 72% for the fiscal year ended 2006. The franchisee is responsible for establishing its office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the franchisee’s sales and service employees.

Except in the circumstance where Spherion is required to consolidate certain franchisees’ operations in accordance with FIN 46R, Spherion’s Consolidated Statements of Operations reflect the franchisee commission as an expense, but do not include the rent, utilities and salaries of the franchisee’s full-time office employees as these expenses are the responsibility of the franchisee. Spherion has credit risk for sales to its customers through franchisee arrangements as Spherion pays all direct costs associated with providing temporary services before related accounts receivable are collected. Spherion has partially mitigated this risk by making the franchisee responsible to reimburse Spherion up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however, Spherion bears the loss in cases where the franchisee does not have sufficient financial wherewithal to reimburse uncollected amounts.

Spherion’s VIE consolidated net assets were $0.7 million and $1.1 million at December 28, 2008 and December 30, 2007, respectively. Each franchisee’s loan is collateralized by their respective business and in the event of default on the loan, Spherion retains the right to take over their operations. General creditors of Spherion’s franchisees do not have any recourse against Spherion. All loan receivables are included in “Other current assets” in the accompanying Consolidated Balance Sheets.

Income Taxes—Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. Valuation allowances on deferred tax assets are recorded to the extent it is more likely than not that a tax benefit will not be realized. Spherion is subject to tax audits in numerous jurisdictions in the U.S. and Canada. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, Spherion is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Prior to January 1, 2007, Spherion recorded the amount expected to incur as a result of tax audits as part of accrued income taxes based upon SFAS No. 5, “Accounting for Contingencies.” Effective January 1, 2007, Spherion adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 requires that Spherion determine whether the benefits of its tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, Spherion recognizes the largest amount of the benefit that is more likely than not of being sustained in Spherion’s Consolidated Financial Statements. See Note 3, “Income Taxes,” for further discussion.

Earnings Per Share—Basic earnings (loss) per share is computed by dividing Spherion’s earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When the effects of the common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing Spherion’s net earnings plus after-tax interest on the convertible notes, if applicable, by the weighted-average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and restricted stock units. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method. See Note 4, “Earnings Per Share,” for further discussion.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Share-Based Compensation—As required by SFAS No. 123 (revised 2004, “SFAS No. 123R”), “Share-Based Payment,” the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors is based on estimated fair values. The fair value of stock options are measured using an option pricing model. The fair value of deferred stock units and restricted stock units are measured at the market price on the date of grant. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in Spherion’s Consolidated Statement of Operations.

See Note 2, “Share-Based Compensation,” for further discussion.

New Accounting Pronouncements and Interpretations— In April 2008, the FASB issued Staff Position (FSP) FAS 142-3 "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered by an entity in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, as outlined by SFAS 142 "Goodwill and Other Intangible Assets." This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date. Spherion does not expect this FSP to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods with early adoption encouraged. The Company believes the adoption of SFAS No. 161 will not have an impact on the financial results of Spherion, but it may require additional disclosure. Spherion currently has one hedging activity related to an intercompany loan with its Canadian subsidiary totaling approximately $2.5 million.

2.      SHARE-BASED COMPENSATION

In May 2006, Spherion’s stockholders approved the adoption of the 2006 Stock Incentive Plan, which replaced the 2000 Stock Incentive Plan and the Deferred Stock Plan effective July 1, 2006. Under the 2006 Stock Incentive Plan, options to purchase Spherion’s common stock may be granted to employees and outside directors of Spherion and its subsidiaries for periods not to exceed seven years at a price that is not less than 100% of fair market value on the date of grant. The 2006 Stock Incentive Plan also allows other types of stock-based awards including common stock, performance shares, performance units, restricted stock and stock appreciation rights, although there are limitations on the amount of full value awards that can be granted. All awards of stock options, restricted stock units and other stock-based awards granted on or after July 1, 2006 will be issued under the 2006 Stock Incentive Plan. As of December 28, 2008, Spherion had 3,576,436 shares reserved for future grants under the 2006 Stock Incentive Plan. Additionally, any shares subject to awards under the 2000 Stock Incentive Plan that are cancelled, forfeited or expired will be available for re-grant under the 2006 Stock Incentive Plan. Spherion expects to satisfy all of its obligation to issue shares under share-based compensation plans with treasury stock.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2.      SHARE-BASED COMPENSATION (Continued)

All share-based compensation expense and tax benefits, primarily related to stock option and restricted stock unit awards, recognized in the Consolidated Statement of Operations during the year were as follows (in thousands):

	Fiscal Years
	2008	2007	2006
Share-based compensation expense – stock options and ESPP	$1,627	$2,070	$3,469
Share-based compensation expense – restricted stock units	2,494	2,771	185
	4,121	4,841	3,654
Income tax benefit	(1,370)	(1,423)	(494)
Share-based compensation expense, net of tax	$2,751	$3,418	$3,160

Stock Options and ESPP

Compensation expense for stock options is measured at the fair value of each option grant and is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized over the requisite vesting periods of the awards. Stock options vest ratably over a 3 year period based on continued service with the Company. Use of this valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of Spherion’s stock. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical option forfeitures. Assumptions used in the valuation model were as follows:

	Fiscal Years
	2008	2007	2006
Expected life (in years)	4.1	4.6	4.2
Interest rate	2.8%	4.7%	4.6%
Volatility	50.0%	40.0%	49.0%
Expected dividends	-	-	-
Weighted average per share fair value	$2.61	$3.57	$4.39

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2.      SHARE-BASED COMPENSATION (Continued)

Changes under these stock option plans for the fiscal year-ended December 28, 2008 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
	Shares	Price	Term (in years)	(in thousands)
Outstanding at December 30, 2007	3,408,105	$9.74
Granted	535,000	6.20
Exercised	(10,000)	5.91
Forfeited	(244,796)	10.23
Expired	(52,582)	28.22
Outstanding at December 28, 2008	3,635,727	$8.93	4.6	$-
Vested and expected to vest at December 28, 2008	3,567,003	$8.94	4.5	$-
Options exercisable at December 28, 2008	2,653,273	$9.39	4.1	$-

* The intrinsic value of an option is the excess of the market price at the balance sheet date of the underlying stock over the exercise price.

The total intrinsic value of options exercised during the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $0.01 million, $0.7 million, and $0.8 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.01 million, $0.1 million, and $0.01 million, for the three years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

As of December 28, 2008, there was $1.1 million of total unrecognized compensation costs related to nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of stock options vested during the year ended December 28, 2008, December 30, 2007 and December 31, 2006 was $1.9 million, $2.2 million, and $2.1 million, respectively.

Cash received from option exercises was $0.1 million, $2.9 million, and $2.0 million for the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.

Spherion also has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The provisions of SFAS No. 123R require the expense related to Spherion’s Employee Stock Purchase Plan be recorded in the Consolidated Statements of Operations.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2.      SHARE-BASED COMPENSATION (Continued)

Restricted Stock Units

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

Changes in nonvested stock (restricted stock units) for the fiscal year ended December 28, 2008 were:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	1,137,170	$8.74
Granted	989,168	6.07
Vested	(240,167)	8.99
Forfeited	(337,465)	7.59
Nonvested at end of year	1,548,706	$7.25

As of December 28, 2008, vested and unissued restricted stock units amounted to 340,970 shares. The weighted-average grant-date fair value of restricted stock units granted during the years ended December 28, 2008, December 30, 2007, and December 31, 2006 was $6.07, $8.89, and $9.59, respectively.

As of December 28, 2008, total unrecognized compensation expense related to restricted stock units was $7.7 million, of which, $2.0 million relates to shares expected to vest and will be recognized over a weighted-average period of 1.4 years. The unrecognized compensation cost related to restricted stock is being recognized as a selling, general and administrative expense over the vesting period. The 1.5 million nonvested shares at December 28, 2008, included 0.3 million shares that vest solely based on the passage of time and 1.2 million shares that vest solely on performance criteria. Included in the 1.2 million shares that have performance criteria, 0.9 million are not expected to vest as the performance criteria are not expected to be achieved. The total fair value of restricted stock units vested during the years ended December 28, 2008, December 30, 2007, and December 31, 2006 was $2.2 million, $0.5 million, and $3.0 million, respectively.  The restricted stock units that vested in 2008 were primarily performance based awards granted in 2007, earned based on 2007 performance and vest ratably over three years period.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

3.      INCOME TAXES

(Loss) earnings from continuing operations before income taxes in the United States of America and outside the United States of America, along with the components of the income tax provision, are as follows (in thousands):

	Fiscal Years
	2008	2007	2006
(Loss) earnings from continuing operations before income taxes:
United States	$(121,913)	$46,246	$32,045
Foreign	(19,357)	230	1,886
	$(141,270)	$46,476	$33,931
Current tax expense (benefit):
Federal	$-	$-	$(16,161)
State	1,545	1,405	430
Foreign	161	327	283
	1,706	1,732	(15,448)
Deferred tax (benefit) expense:
Federal	(24,944)	13,819	25,191
State	(3,506)	1,708	1,580
Foreign	31	80	285
	(28,419)	15,607	27,056
Total (benefit) provision for income taxes	$(26,713)	$17,339	$11,608

The following table reconciles the United States federal income tax rate to Spherion’s effective tax rate:

	Fiscal Years
	2008	2007	2006
Statutory rate	(35.0)%	35.0%	35.0%
(Decrease) increase in rate resulting from:
State and local income taxes, net of federal benefit	(0.8)	4.4	2.9
Work Opportunity Tax Credit	(2.1)	(6.3)	(6.5)
Change in valuation allowance	(0.8)	(2.4)	(2.3)
Goodwill and intangible asset impairment	19.0	-	-
Nondeductible meals and entertainment	0.4	1.1	1.4
Nondeductible expense, Canadian put liability	-	1.7	-
Share-based compensation expense	0.1	0.8	2.4
Other, net	0.3	3.0	1.3
Effective tax rate	(18.9)%	37.3%	34.2%

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

3.      INCOME TAXES (Continued)

Significant components of Spherion’s deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Years
	2008	2007
Current deferred tax asset (liability):
Employee compensation and benefit plans	$1,410	$2,702
Self-insurance reserves	6,180	6,874
Accrued expenses	4,005	3,456
Other	1,442	2,751
	13,037	15,783
Valuation allowance	(1,839)	(2,370)
Net current deferred tax asset	11,198	13,413

Non-current deferred tax asset (liability):
Employee compensation and benefit plans	13,018	11,355
Self-insurance reserves	8,038	8,189
Property and equipment	(6,464)	(6,198)
Intangibles	50,000	32,792
Accrued expenses and other	1,199	2,156
General business and other credits carryforward	26,931	21,340
Foreign tax credit carryforward	18,857	18,857
Loss carryforwards	45,858	40,290
	157,437	128,781
Valuation allowance	(25,025)	(26,757)
Net long-term deferred tax asset	132,412	102,024

Total	$143,610	$115,437

At December 28, 2008, Spherion had a net deferred tax asset of $143.6 million. This deferred tax asset was evaluated under the guidelines of SFAS No. 109 “Accounting for Income Taxes,” and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings. These objective factors include historical taxable income, normalized for non-recurring income and expense items. Using an average of this income projected to future years, if the asset can be recovered within the statutory carryforward periods, there is no impairment.

Spherion has a United States federal net operating loss carryforward in the amount of $84.8 million expiring in 2021 and thereafter. Spherion has $205.1 million of state net operating loss carryforwards which expire over the next one to twenty years. Canadian net operating loss carryforwards are available in the amount of $1.8 million, and expire between 2009 and 2015. The Company also has a capital loss carryforward in the amount of $21.6 million and general business and other credits carried forward of $26.9 million.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

3.      INCOME TAXES (Continued)

Spherion’s valuation allowance decreased by $2.3 million during 2008 primarily as a result of adjustment through purchase accounting of valuation allowances related to the Technisource acquisition in 2007. The valuation allowance reduces the deferred tax asset to an amount that is more likely than not to be realized, and is based on the uncertainty of the realization of two principal items. First, the exit from most of Spherion’s foreign operations makes it unlikely that it will utilize any foreign tax credits in the future. As such, a valuation allowance has been recorded against the full amount of foreign tax credit carryforward of $18.8 million. Second, Spherion has recorded a valuation allowance of $5.1 million against the capital loss carryforwards (included with total loss carryforwards of $45.9 million). The benefits on foreign tax credits expire between 2009 and 2015. The benefits on capital loss carryforwards expire between 2009 and 2013; and, general business credits carried forward will expire between 2021 and 2028. Valuation allowances for state net operating loss carryforwards and other items account for remainder of the total $26.9 million. At December 30, 2007 unremitted foreign earnings were $0.1 million. No deferred U.S. federal income taxes were provided for the unremitted earnings as they are permanently reinvested in the Company’s international operations. As of December 28, 2008, there were no unremitted foreign earnings.

Spherion adopted the provisions of FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN 48, Spherion recognized a decrease of approximately $1.4 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit. After adjustment, the total liability for unrecognized tax benefits at January 1, 2007 was $1.4 million ($0.9 million net of federal benefit on state taxes.)

Spherion files income tax returns in the U.S. federal jurisdiction and most states. Spherion also files tax returns in Canada. Spherion is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Internal Revenue Service (“IRS”) has completed examinations of Spherion’s tax returns through the 2004 tax year, and all adjustments have been recorded including $30.6 million reversed to tax benefit in discontinued operations in 2006. An additional $1.3 million was also reversed to tax benefit in 2006 related to clearance of a state audit. In years 2002 through 2004, however, Spherion reported a net operating loss, and those losses will be subject to re-examination in the years in which they are utilized to offset future income.

Spherion recognizes interest and penalties accrued with respect to unrecognized tax benefits in income tax expense. The total liability for interest and penalties recorded was $0.4 million and $0.3 million at December 28, 2008 and December 30, 2007, respectively. The balance of unrecognized tax benefits, excluding interest and penalties, was $1.6 million at December 28, 2008 and $1.2 million at December 30, 2007, of which $1.0 million at December 28, 2008 and $0.6 million at December 30, 2007 is attributable to state net operating loss carryforwards and was recorded as a reduction to a deferred tax asset. Included in the balance of unrecognized tax benefits are $1.1 million and $0.8 million of tax benefits that, if recognized, would affect the effective tax rate at December 28, 2008 and December 30, 2007, respectively. It is a reasonable possibility that the amounts of unrecognized tax benefits will increase or decrease in the next 12 months, but an estimate of such an increase or decrease is not possible.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Years
	2008	2007
Balance at beginning of year	$1,196	$1,401
Settlements	-	(205)
Increases related to prior year tax positions	453	-
Balance at end of year	$1,649	$1,196

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

4.      EARNINGS PER SHARE

The following table reconciles the numerator (earnings from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	Fiscal Years
	2008			2007			2006
	Earnings			Earnings			Earnings
	From		Per	From		Per	From		Per
	Continuing		Share	Continuing		Share	Continuing		Share
	Operations	Shares	Amount	Operations	Shares	Amount	Operations	Shares	Amount
Basic EPS	$(114,557)	53,490	$(2.14)	$29,137	56,234	$0.52	$22,323	57,212	$0.39
Effect of Dilutive
Securities:
Stock options and other dilutive securities	—	—		—	659		—	572
Diluted EPS	$(114,557)	53,490	$(2.14)	$29,137	56,893	$0 .51	$22,323	57,784	$0.39

For the year ended December 28, 2008, 0.5 million common stock equivalents were excluded from the computation of dilutive loss per share because Spherion reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive. Anti-dilutive options and restricted stock units totaling 4.5 million, 2.4 million and 3.2 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, were also excluded from the computation of diluted earnings per share.

5.      PROPERTY AND EQUIPMENT

A summary of property and equipment follows (dollar amounts in thousands):

		Fiscal Years
	Life (in
	years)	2008	2007
Land	-	$4,167	$4,167
Building and leasehold improvements	3-40	30,382	30,144
Office equipment	3	8,837	9,240
Computer hardware and software	3-5	132,328	124,085
Furniture and fixtures	8	15,194	15,151
Other assets	3-5	4,684	4,519
		195,592	187,306
Less: Accumulated depreciation		(128,323)	(109,229)
		$67,269	$78,077

Computer hardware and software includes assets with a net book value of $3.7 million and $1.4 million as of December 28, 2008 and December 30, 2007, subject to capital leases. Depreciation and amortization expense of property and equipment including leased assets for the fiscal years 2008, 2007 and 2006 amounted to $21.2 million, $21.9 million and $21.7 million, respectively.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

6.      GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Staffing	Professional
	Services	Services	Total
Balance at December 31, 2006	$33,775	$15,928	$49,703
Foreign currency changes and other	3,381	-	3,381
Goodwill additions during the period	22,971	74,723	97,694
Goodwill disposals during the period	(4,194)	-	(4,194)
Balance at December 30, 2007	55,933	90,651	146,584
Foreign currency changes and other	(5,267)	-	(5,267)
Goodwill adjustments during the period	(450)	6,226	5,776
Impairment losses	(50,216)	(96,877)	(147,093)
Balance at December 28, 2008	$-	$-	$-

For further information on the goodwill impairment charge, see Note 1 to the Consolidated Financial Statements.

Goodwill adjustments during the period include approximately $4.5 million related to the resolution of certain purchase consideration contingencies and $1.7 million related to final purchase accounting adjustments for the Technisource and Todays acquisitions following the final settlement of working capital and certain other indemnification matters.

Acquisition-related Integration Costs

As a result of our acquisitions of Technisource and Todays, Spherion recorded costs related to the integration of the acquired businesses and the elimination of duplicative activities. During the year ended December 30, 2007, Spherion recorded a liability of approximately $7.1 million, which consisted of $4.7 million for severance related to redundant positions and $2.4 million related to redundant facilities within the acquired businesses. Of the $4.7 million related to severance, $0.7 million was paid during 2007 and $4.0 million was paid in 2008.  Of the $2.4 million related to redundant facilities, $0.6 million was reversed to goodwill due to changes in assumptions and $1.1 million was paid in lease costs during fiscal 2008.

A summary of tradenames and other intangibles are as follows (in thousands):

	Fiscal Years
	2008	2007
Indefinite lived intangible assets - Tradenames	$41,500	$41,500
Impairment loss	(2,700)	-
	38,800	41,500
Finite lived intangible assets:
Customer relationship intangibles and other	36,462	36,781
Accumulated amortization	(9,406)	(1,505)
	27,056	35,276
	$65,856	$76,776

Spherion’s tradenames have been identified as having an indefinite useful life and are therefore not amortized. Amortization expense associated with finite lived intangible assets for the fiscal years ended 2008, 2007 and 2006 amounted to $8.1 million, $1.4 million and $0.2 million, respectively. The finite lived intangible assets primarily relate to customer relationships, among other things, and are being amortized on an accelerated method over the estimated remaining useful life of the intangible asset ranging from 1 to 23 years. Annual amortization expense for the finite lived intangible assets is expected to be $6.5 million in 2009, $5.3 million in 2010, $4.4 million in 2011, $3.2 million in 2012, $2.2 million in 2013 and $5.5 million thereafter.

For further information on the intangible asset impairment charge, see Note 1 to the Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.      SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

A summary of short-term and long-term debt obligations is as follows (in thousands):

	Fiscal Years
	2008	2007
U.S. dollar revolving line of credit, secured by accounts receivable, due 2010	$29,641	$76,416
Deferred purchase payment, due 2009	-	20,000
Canadian dollar revolving line of credit, secured by accounts receivable, due 2010	4,270	8,555
Capital leases, due through 2012	4,380	3,132
Other debt, due through 2011	1,054	80
	39,345	108,183
Less current portion of long-term debt and revolving lines of credit	(37,699)	(86,035)
Long-term debt, net of current portion	$1,646	$22,148

Spherion has a U.S. revolver in the amount of $250 million that is secured by substantially all of its domestic accounts receivable. At Spherion’s option, the amount available can be increased to $300 million. As of December 28, 2008, there was $29.6 million outstanding under this facility, and as of December 30, 2007, there was $76.4 million outstanding. As of December 28, 2008, total availability was $62.5 million (calculated as eligible receivables of $192.8 million, less: borrowings outstanding of $29.6 million, letters of credit of $44.3 million and a two week payroll reserve of $56.4 million). The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 3.3% (prime rate) or approximately 2.8% (LIBOR plus a spread) as of December 28, 2008. Amounts borrowed under LIBOR and prime based loans were $15.0 million and $14.6 million as of December 28, 2008, respectively. Spherion pays an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, Spherion pays an annual rate based on availability under the line (currently 1.75%) plus a fixed fronting fee of 0.25% . This line of credit expires in July 2010.

Spherion also has a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures in July 2010. This facility provides up to CAD$13.0 million of financing (approximately $10.6 million at current exchange rates). As of December 28, 2008, there was $4.3 million outstanding and $2.1 million available to borrow under this facility, and as of December 30, 2007, there was $8.6 million outstanding. As of December 28, 2008, the interest rate for amounts borrowed on this facility approximated 4.0% (Canadian prime plus a spread). An unused line fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit.

Spherion’s lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon Spherion’s ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability Spherion has to borrow and as a result, Spherion’s liquidity and financial condition may be affected. As of December 28, 2008, the Company’s fixed charge coverage ratio requirement of 1.25x for the U.S. revolver was not achieved. As a result, availability from the U.S. revolver was reduced by an additional one week payroll reserve of $28.2 million (included in the availability calculation above). In June 2008, the Canadian credit facility was amended to exclude certain one-time restructuring costs for purposes of calculating the fixed charge coverage ratio covenant. At December 28, 2008, Spherion was in compliance with the covenants of both the U.S. and Canadian lines of credit.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

7.      SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (Continued)

Spherion entered into a seven-year contract with a third party information technology company to outsource its technology infrastructure operations effective as of July 26, 2004. The contract includes the sale at book value (which approximated fair market value) of certain computer hardware to be operated by the outsource provider. Spherion accounted for this portion of the outsourced transaction as a sale-leaseback pursuant to SFAS No. 13, “Accounting for Leases.” Spherion recorded an asset and a capital lease obligation of $6.4 million at the start of the contract. The capital lease obligation and imputed interest remaining at December 28, 2008 was $1.6 million and $0.1 million, respectively, and is classified as current in the accompanying Consolidated Balance Sheets.

In connection with the purchase of Technisource, a portion of the purchase price was deferred and payable to the sellers including interest based on the six-month LIBOR rate plus 300 basis points. During the first quarter of 2008, Spherion paid $2.2 million, including interest, to the sellers. In the fourth quarter of 2008, Spherion settled certain working capital and other matters related to the purchase of Technisource. Amounts due to Spherion from the sellers of Technisource were offset against the remaining balance of the deferred purchase price ($18 million at the time of settlement). Spherion paid the net balance due, including interest, of $12.5 million to the sellers.

Aggregate future maturities of long-term debt as of December 28, 2008 are $3.8 million in 2009, $34.8 million in 2010 and $0.7 million in 2011. These future maturities include the U.S. and Canadian dollar revolving line of credit balances in their respective year of scheduled maturity, although these revolving lines of credit are classified as current debt obligations in the accompanying Consolidated Balance Sheet in accordance with Generally Accepted Accounting Principles.

8.      FINANCIAL INSTRUMENTS AND FAIR VALUES

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, trade receivables and other assets approximates fair value due to the short-term maturities of these instruments. Spherion provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims. Spherion also provides cash deposits to various transaction processing vendors (“Insurance deposits” in the accompanying Consolidated Balance Sheets). During 2008, all remaining cash deposits associated with workers’ compensation collateral were returned at an amount that approximated fair value.

In estimating the fair value of derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. As of December 28, 2008, Spherion had one outstanding forward contract to sell CAD$2.5 million in February 2009. This derivative had a fair value or cost to unwind that is not material to Spherion’s consolidated results of operations.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

9.      EMPLOYEE SAVINGS AND INVESTMENT PLANS

Spherion has a voluntary employee savings plan, the Spherion Corporation 401(k) Benefit Plan (the “Plan”), covering substantially all eligible employees. The Plan provides a basic employer match to certain eligible employees, which is based on employee contributions. Employer contributions by Spherion under the plan amounted to $0.8 million in 2008, which also included matching contributions to the Technisource and Todays Staffing plans, as described below. Employer contributions by Spherion under the plan amounted to $0.7 million for fiscal years 2007 and 2006, respectively. There were approximately 4,000 participating employees in the Plan as of December 28, 2008.

During 2007, Spherion acquired Technisource, Inc. and Todays Staffing Inc., which sponsored separate employee savings plans. The Technisource 401(k) Savings Plan (the “Technisource Plan”) and Todays Staffing, Inc. 401(k) Benefit Plan (the “Todays Staffing Plan”) were merged into the Plan and assets were transferred in October 2008. Technisource employees hired prior to May 2008 were eligible to continue contributing to the Technisource Plan through September 2008; there were approximately 400 participating employees in the Technisource Plan as of September 30, 2008. The Todays Staffing Plan was frozen in October 2007 and employees immediately became eligible to participate in Spherion’s 401(k) Benefit Plan.

Spherion also has a voluntary non-qualified deferred compensation plan for highly compensated employees who are not fully eligible to participate in Spherion’s 401(k) Benefit Plan. The plan is not formally funded, however, Spherion maintained investments of $15.1 million and $23.0 million in a portfolio of mutual funds held in trust at December 28, 2008 and December 30, 2007, respectively. These balances are classified as “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets based on historical timing of distributions. Earnings or losses from these investments are intended to match earnings or losses in participant accounts. These investments could be used to satisfy general corporate purposes. The deferred compensation liability and accumulated investment earnings or losses are accrued. Such accrual amounted to $15.6 million and $23.3 million at December 28, 2008 and December 30, 2007, respectively, the short-term portion is within “Other current liabilities” in the accompanying Consolidated Balance Sheets. Employee deferrals within this plan relating to Spherion stock are included in treasury stock within the stockholders’ equity section of the accompanying Consolidated Balance Sheets (rather than in “Other long-term liabilities”) as employees may only be paid out in shares of Spherion stock. There were approximately 170 employees participating in this plan as of December 28, 2008.

10.     COMMITMENTS AND CONTINGENCIES

Substantially all of Spherion’s operations are conducted in leased premises. Spherion also leases computers and other equipment. Total lease expense for the fiscal years ended 2008, 2007 and 2006 was $25.8 million, $21.5 million and $22.1 million, respectively. Future minimum lease payments under non-cancelable leases as of December 28, 2008 are $27.7 million, $19.0 million, $12.7 million, $8.0 million and $3.9 million in the years 2009 through 2013, respectively, and $5.7 million thereafter which are partially offset by $4.9 million under future non-cancelable subleases. Of these future minimum lease payments, $8.6 million has been accrued as of December 28, 2008, related to facility closures, in amounts of $7.8 million and $0.8 million which are included as part of “Other current liabilities” and “Other long-term liabilities” in the accompanying Consolidated Balance Sheets, respectively.

In connection with the disposition of certain subsidiaries, Spherion, from time to time provides routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The disposition of these businesses also usually requires that we indemnify the purchaser for liabilities that arose prior to the disposition date. In the third quarter of 2008, Spherion paid $5.5 million to settle certain indemnification claims relating to the sale of the Australian education business in 2004.

Spherion had outstanding irrevocable letters of credit of approximately $44.3 million and surety bonds outstanding of approximately $0.5 million as of December 28, 2008. These instruments primarily collateralize Spherion’s recorded obligations under workers’ compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. Spherion can collateralize its workers’ compensation liabilities with either letters of credit or deposits (See Note 8, “Financial Instruments and Fair Values”).

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

10.      COMMITMENTS AND CONTINGENCIES (Continued)

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

On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against Spherion Corporation in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of Spherion Corporation, in 2002, sued Spherion for fraud, negligent misrepresentation, aiding and abetting, breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK) fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by Spherion. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as Spherion’s agent. Spherion intends to vigorously defend this matter and has a reserve of $0.5 million related to this matter. Spherion does not have insurance coverage for this claim.

California has assessed the Company $1.6 million plus potential interest and penalty as a result of a dispute related to 2003 State Unemployment Taxes (“SUTA”) rates. This matter has been decided in favor of Spherion by a panel of administrative judges, however, the state of California is appealing the administrative ruling. As such, as of December 28, 2008, Spherion had $1.6 million accrued as its best estimate of losses it expects to incur as a result of this matter which is recorded in the accompanying Consolidated Balance Sheets in “Accounts payable and other accrued expenses.”

11.      STOCKHOLDERS’ EQUITY

On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common stock. During 2008, Spherion purchased 4.6 million shares for approximately $25.0 million at an average price per share of $5.40 under this authorization. This authorization replaced the previous repurchase plan authorized on February 20, 2007, which allowed for the repurchase of a maximum of 50,000 shares of common stock per week to mitigate the dilutive impact of shares issued under our various employee benefit plans. As of September 11, 2008, all $25.0 million of the Company’s common stock under the January 2008 program were repurchased.  In addition, pursuant to the Company's employee benefit plans, Spherion also purchased 0.1 million shares for approximately $0.1 million at an average price per share of $1.59.

On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.

In May 2005, the Board of Directors authorized the repurchase of up to six million shares or approximately 10% of the Company’s outstanding common stock. Share repurchases were made from time to time in open-market transactions or in privately negotiated transactions. During the fiscal year ended December 31, 2006, Spherion purchased 3.0 million shares under this authorization for approximately $28.3 million at an average price per share of $9.54.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

12.      STOCKHOLDER RIGHTS PLAN

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

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

13.      DISCONTINUED OPERATIONS

Results from discontinued operations in the accompanying Consolidated Statements of Operations are as follows (in thousands):

	2008			2007			2006
	Professional	Staffing		Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$4,554	$4,554	$-	$10,328	$10,328

Pre-tax loss from operations	$(3,379)	$(196)	$(3,575)	$(1,418)	$(4,861)	$(6,279)	$(1,389)	$(220)	$(1,609)
Pre-tax (loss) gain on disposal	(2,752)	-	(2,752)	1,313	(1,036)	277	1,800	173	1,973
Income tax benefit	2,321	74	2,395	554	1,577	2,131	31,978	17	31,995
Net (loss) earnings from
discontinued operations	$(3,810)	$(122)	$(3,932)	$449	$(4,320)	$(3,871)	$32,389	$(30)	$32,359

Summarized activity by operating segment related to discontinued operations is as follows:

Professional Services

Net loss for the fiscal year ended December 28, 2008, includes $3.4 million of pre-tax loss from operations due to expenses associated with the defense of certain legal matters associated with several of the businesses sold in 2004. The Company recorded a pre-tax loss on disposal of $2.8 million to increase established reserves following the settlement of certain indemnification claims relating to the sale of the Australian education business in 2004. The final cash payment to settle this claim was $5.5 million.

Net earnings for the fiscal year ended December 30, 2007, includes $1.4 million pre-tax loss from operations net of $0.6 million tax benefit and $1.3 million gain on disposal related to the adjustment of accruals due to changes in estimates related to the remaining outstanding litigation and property lease reserves associated with several of the international businesses sold in 2004.

Net earnings for the fiscal year ended December 31, 2006, includes $1.4 million on a pre-tax basis for restructuring and other charges related to the international businesses sold in 2004, offset by a $1.8 million pre-tax gain on disposal for reversal of reserves for foreign legal matters and receipt of contingent consideration related to the sale of the Company’s deposition services business and $32.0 million income tax benefit, primarily related to the resolution of certain international tax matters.

Staffing Services

Net loss for the fiscal year ended December 30, 2007, includes primarily the pre-tax loss from operations of $4.9 million, which includes a write-off of goodwill of $4.2 million and loss on disposal of $1.0 million, net of a $1.6 million tax benefit, related to Spherion’s outplacement consulting business which was sold in the second quarter of 2007. As a result of Spherion’s decision to sell this business, the operating results for all periods presented have been reclassified as discontinued operations in the accompanying Consolidated Statement of Operations.

Net loss for the fiscal year ended December 31, 2006, includes a pre-tax loss from operations of $0.2 million for costs associated with the previously sold call center business offset by earnings from Spherion's outplacement consulting business which was sold in 2007. Additionally, the gain on sale of $0.2 million related to the Company’s three call centers which were sold in 2005.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

14.      RESTRUCTURING AND OTHER CHARGES

A summary of the charges is as follows (in thousands):

	Fiscal Years
	2008	2007	2006
Professional Services	$-	$-	$106
Staffing Services	-	-	363
Corporate	-	-	899
Reversal of over accrual	-	-	(582)
Restructuring	-	-	786
Other charges (credits)	11,427	700	(963)
Total restructuring and other charges (credits)	$11,427	$700	$(177)

Restructuring Charges

During 2006, Spherion incurred restructuring charges of $1.4 million for lease and severance-related costs. There were reversals of prior year accruals of $0.6 million. The reversal of previously accrued amounts to income was primarily a result of lower lease expense than initially anticipated.

Other Charges (Credits)

During the fourth quarter of 2008, due to the slowing of the U.S. economy and the decline of revenues and gross profit Spherion incurred charges of $9.5 million for lease and severance-related costs related to the elimination of underutilized staff and the consolidation of certain branch locations. In addition, charges were incurred in the first quarter of 2008 totaling $1.9 million primarily for severance, related to the integration of Technisource and Todays Staffing.

During the fourth quarter of 2007, Spherion incurred charges totaling $0.7 million related to integration costs for the acquisitions of Technisource and Todays Staffing, primarily due to severance, facility closure and project completion costs.

During the fourth quarter of 2006, Spherion received $1.0 million in proceeds (included in other charges (credits)) from a favorable legal settlement associated with a previously written-off investment.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

15.      SEGMENT INFORMATION

Spherion is organized and managed around two operating segments—Professional Services and Staffing Services. Each segment has separate and distinct leadership teams and provides services to customers in different types of skill-sets. The Professional Services operating segment is concentrated around higher level skill-sets, such as information technology, finance and accounting, engineering and administrative, while the Staffing Services operating segment is concentrated around clerical and light industrial staffing. Spherion evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit. Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes, goodwill and intangible asset impairment and restructuring and other charges. All intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Consolidated Statements of Operations.

Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes are as follows (in thousands):

	Fiscal Years
	2008	2007	2006
Revenues:
Professional Services	$748,399	$544,878	$492,673
Staffing Services	1,440,757	1,472,236	1,430,062
Total	$2,189,156	$2,017,114	$1,922,735
Gross profit:
Professional Services	$218,139	$181,683	$161,542
Staffing Services	263,864	296,303	285,537
Total	$482,003	$477,986	$447,079
Segment SG&A:
Professional Services	$(181,429)	$(153,452)	$(138,263)
Staffing Services	(250,474)	(260,844)	(261,410)
Total	$(431,903)	$(414,296)	$(399,673)
Segment operating profit:
Professional Services	$36,710	$28,231	$23,279
Staffing Services	13,390	35,459	24,127
Total	50,100	63,690	47,406

Unallocated corporate costs	(16,712)	(15,993)	(15,543)
Goodwill and intangible asset impairment	(149,793)	-	-
Amortization expense	(8,142)	(1,406)	(199)
Interest expense	(5,703)	(3,746)	(1,965)
Interest income	407	4,631	4,055
Restructuring and other (charges) credits	(11,427)	(700)	177
(Loss) earnings from continuing operations before income taxes	$(141,270)	$46,476	$33,931

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

15.      SEGMENT INFORMATION (Continued)

Depreciation expense and assets information on operating segments for the periods indicated are as follows (in thousands):

	Fiscal Years
	2008	2007	2006
Depreciation Expense:
Professional Services	$2,582	$1,555	$1,342
Staffing Services	3,168	3,305	3,583
Corporate	15,481	17,038	16,743
Total	$21,231	$21,898	$21,668
Total Assets:
Professional Services	$158,669	$278,743	$93,132
Staffing Services	187,554	300,566	230,351
Corporate	238,158	265,509	369,904
Total	$584,381	$844,818	$693,387

Spherion has no single customer representing greater than 10 percent of revenues. All operations and assets are in North America.

16.      QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except per share data and share price)

The following is an analysis of certain quarterly results of operations and other data for the 2008 and 2007 fiscal years:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$576,463	$562,977	$542,175	$507,541
Gross profit	128,168	130,187	118,547	105,101
Net earnings (loss)	1,282	2,306	4,164	(126,241)
Earnings (loss) per share, Basic and Diluted	0.02	0.04	0.08	(2.45)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$461,869	$478,477	$495,168	$581,600
Gross profit	105,721	118,660	119,004	134,601
Net earnings	2,606	3,412	9,481	9,767
Earnings per share, Basic and Diluted	0.05	0.06	0.17	0.17

Quarterly and year-to-date computations of per share amounts are made independently, therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

16.      QUARTERLY FINANCIAL DATA (Continued)

Quarterly results for 2008 and 2007 were impacted by the following significant items:

In the fourth quarter of 2008, Spherion recorded a non-cash goodwill and intangible asset impairment loss on an after-tax basis of $121.2 million, ($149.8 million before tax), or $2.36 per share. Also in the fourth quarter, due to the slowing of the U.S. economy and the decline of revenues and gross profit, Spherion incurred charges of $9.5 million for lease and severance-related costs related to the elimination of underutilized staff and the consolidation of certain branch locations.

In the second quarter of 2007, Spherion disposed of its outplacement consulting business resulting in a net loss of $3.4 million or $0.06 per share primarily related to the write-off of goodwill and loss on sale, which was included in discontinued operations. In the fourth quarter of 2007, revenues, gross profit and net earnings were impacted by the acquisitions of Technisource and Todays Staffing.

SPHERION CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
	Balance at		Transferred		Balance at
	Beginning of	Charged to	(to) from Other		End of
Description	Period	Earnings	Accounts	Deductions	Period
Fiscal Year Ended December 28, 2008
Allowance for Doubtful Accounts	$6,523	$3,230	$—	$6,775	$2,978
Valuation allowance on deferred tax assets	$29,127	$186	$(1,480)	$969	$26,864
Fiscal Year Ended December 30, 2007
Allowance for Doubtful Accounts	$3,354	$4,436	$—	$1,267	$6,523
Valuation allowance on deferred tax assets	$29,676	$—	$2,387	$2,936	$29,127
Fiscal Year Ended December 31, 2006
Allowance for Doubtful Accounts	$4,708	$2,021	$—	$3,375	$3,354
Valuation allowance on deferred tax assets	$32,660	$—	$—	$2,984	$29,676

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There has been no change in our principal accountants during the two most recent fiscal years or any subsequent interim period.

Item 9A.	CONTROLS AND PROCEDURES

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

There has been no change in our internal control over financial reporting during the quarter ended December 28, 2008, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the corresponding Report of Independent Registered Public Accounting Firm are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Certain information regarding our executive officers is contained in Part I and certain information regarding our stock plans is contained in Part III, Item 12 below. The remaining information required by Items 10 and 12 and the information required by Items 11, 13 and 14 of this Part III is omitted because, no later than 120 days from December 28, 2008, we will file and distribute our definitive proxy statement for our 2009 annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table summarizes our stock options and restricted stock units to be issued upon exercise and the number of securities available for future issuances as of December 28, 2008:

Equity Compensation Plan Information
	(a)	(b)	(c)
			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options	options and restricted	(excluding securities
Plan Category	and restricted stock units	stock units	reflected in column (a))
Equity compensation plans
approved by security holders	5,193,460	$6.25	3,576,436
Equity compensation plans not
approved by security holders	331,943	-	-
Total	5,525,403		3,576,436

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

The information required by Item 403 of Regulation S-K is omitted because, no later than 120 days from December 28, 2008, we will file and distribute our definitive proxy statement for our 2009 annual meeting of stockholders containing the information required by such Item.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K:

Exhibit
Number	Exhibit Name
2.1	Restated Stock Purchase Agreement, dated September 26, 1997 among Interim Services Inc., Catamaran
Acquisition Corp. and Cornerstone Equity Investors IV, L.P., filed as Exhibit 2.1 to Spherion’s Form 8-K dated
September 26, 1997 and filed October 13, 1997, is incorporated herein by reference.
2.2	Stock Purchase Agreement dated September 19, 2007 between Spherion, Spherion Atlantic Enterprises, LLC and CDI Corporation relating to the purchase by Spherion of 100% of the outstanding stock of Todays
Staffing, Inc. from CDI, filed as Exhibit 2.1 to Spherion's Form 10-Q for the quarter ended September 30,
2007, is incorporated herein by reference.
2.3	Agreement and Plan of Merger, dated November 14, 2007, by and among Spherion, Crystal Acquisition
Corporation, Charlesbank Equity Fund V, Limited Partnership, CB Offshore Equity Fund V, L.P.,
Charlesbank Equity Coinvestment Fund V, Limited Partnership, Charlesbank Coinvestment Partners, Limited
Partnership as Principal Stockholders, Charlesbank Capital Partners, LLC, as Stockholders’ Representative,
and IntelliMark Holdings, Inc., filed as Exhibit 2.1 to Spherion's Form 8-K filed on December 4, 2007, is incorporated herein by reference.
3.1	Restated Certificate of Incorporation of Spherion, as last amended on May 19, 2004, filed as Exhibit 3.1 to
Spherion’s Form 10-Q for the quarter ended June 25, 2004, is incorporated herein by reference.
3.2	Restated By-Laws of Spherion, as amended through November 11, 2003, filed as Exhibit 3.2 to Spherion’s
Form 10-K for the fiscal year ended December 26, 2003, is incorporated herein by reference.
3.3	Text of Sections 5.01 and 5.03 of the Restated Bylaws of the Company, as such sections were amended by the
Board of Directors on February 19, 2008, filed as Exhibit 3.1 to Spherion’s Form 8-K filed February 22, 2008, is incorporated herein by reference.
4.1	Form of Stock Certificate, filed as Exhibit 4.1 to Spherion’s Form 10-K for the fiscal year ended December 29,
2000, is incorporated herein by reference.
4.2	Restated Certificate of Designation, Preferences and Rights of Participating Preferred Stock of Spherion as filed with the Secretary of State of the State of Delaware, filed as Exhibit 4.3 to Spherion’s Report on Form 8-K filed
July 7, 2000, is incorporated herein by reference.
4.3	Certificate of Increase of Shares Designated as Participating Preferred Stock, filed as Exhibit 2.2 to Spherion’s
Form 8-A/A2, dated November 3, 1997, is incorporated herein by reference.

Exhibit
Number	Exhibit Name
4.4	Rights Agreement dated as of March 17, 1994 between Spherion and Boatmen’s Trust Company, filed as Exhibit
1.1 to Spherion’s Form 8-A filed April 11, 1994, is incorporated herein by reference.
4.5	Amendment No. 1, dated as of June 26, 1996, to Rights Agreement dated March 17, 1994, between Spherion,
Boatmen’s Trust Company and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(A) to Spherion’s
Form 10-Q for the quarter ended September 27, 1996, is incorporated herein by reference.
4.6	Amendment No. 2, dated as of February 25, 1997, to Rights Agreement dated March 17, 1994, between Spherion and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(B) to Spherion’s Form 10-Q for the quarter ended March 28, 1997, is incorporated herein by reference.
4.7	Amendment No. 3, dated as of January 20, 1998, to Rights Agreement dated as of March 17, 1994, between
Spherion and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.10 to Spherion’s Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.
4.8	Amendment No. 4, dated as of November 21, 2000, to Rights Agreement dated March 17, 1994, between
Spherion, ChaseMellon Shareholder Services L.L.C. and the Bank of New York, filed as Exhibit 4.11 to
Spherion’s Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
4.9	Amendment No. 5, dated as of March 23, 2001, to Rights Agreement dated March 17, 1994, by and between
Spherion and the Bank of New York, filed as Exhibit 4.12 to Spherion’s Form 10-Q for the quarter ended March
30, 2001, is incorporated herein by reference.
4.10	Amendment No. 6, dated as of December 1, 2003, to Rights Agreement dated March 17, 1994, by and between
Spherion and the Bank of New York, filed as Exhibit 4.14 to Spherion’s Form 10-K for the fiscal year ended
December 26, 2003, is incorporated herein by reference.
4.11	Spherion is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of
Spherion’s total assets. Spherion agrees to furnish a copy of such agreements to the Commission upon request.
10.1*	Norrell Corporation 1994 Stock Incentive Plan, filed as Exhibit 10.27 to Norrell Corporation’s Registration
Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994, is incorporated herein by reference.
10.2	Form of Indemnification Agreement between Spherion and each director of Spherion, dated August 10, 1999 for all directors except James J. Forese, David R. Parker, Anne Szostak, and Barbara Pellow, filed as Exhibit 10.2 to
Spherion’s Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference. The
Indemnification Agreements for Messrs. Forese and Parker are dated February 25, 2003, Ms. Szostak’s
Indemnification Agreement is dated March 21, 2005 and Ms. Pellow’s Indemnification Agreement is dated
October 6, 2006.
10.3*	Spherion Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.22 to Spherion’s Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.4*	Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, as last amended May 19,
2004, filed as Exhibit 10.39 to Spherion’s Form 10-Q for the quarter ended June 25, 2004, is incorporated herein by reference.
10.5*	Spherion Corporation form of 2000 Stock Incentive Plan Stock Option Agreement, filed as Exhibit 10.65 to
Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
10.6*	Spherion Corporation Deferred Stock Plan (as amended and restated December 20, 2002) filed as Exhibit 10.59 to Spherion’s Form 10-K for the year ended December 27, 2002, is incorporated herein by reference.
10.7*	Spherion Corporation form of standard Deferred Stock Agreement, filed as Exhibit 10.66 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
10.8*†	Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to implementation of enterprise resource planning system, filed as Exhibit 10.67 to Spherion’s Form 10-K for the fiscal year ended
December 31, 2004, is incorporated herein by reference.

Exhibit
Number	Exhibit Name
10.9*†	Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to EPS targets filed as
Exhibit 10.74 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
10.10*	Restated Employment Agreement by and between Spherion and Roy G. Krause, amended through March 9, 2005, filed as Exhibit 10.55 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
10.11*	Restated Change in Control Agreement by and between Spherion and Roy G. Krause, amended through March 9,
2005, filed as Exhibit 10.56 to Spherion’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
10.12*	Spherion Corporation Deferred Compensation Plan amended and restated as of January 1, 2005, filed as Exhibit
99.1 to Spherion’s Form 8-K filed January 5, 2006, is incorporated herein by reference.
10.13*	Spherion Corporation Outside Directors’ Compensation Plan, effective July 1, 2005, filed as Exhibit 10.19 to
Spherion’s Form 10-Q for the quarter ended July 3, 2005, is incorporated herein by reference.
10.14*†	Spherion Corporation Corporate Executives Management 2005 Variable Pay Plan for the individuals listed on
Schedule A attached thereto, filed as Exhibit 10.72 to Spherion’s Form 10-K for the fiscal year ended December
31, 2004, is incorporated herein by reference.
10.15*†	Spherion Corporation Line of Business Executive Management 2005 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.73 to Spherion’s Form 10-K for the fiscal year ended
December 31, 2004, is incorporated herein by reference.
10.16*†	Spherion Corporation Corporate Executives Management 2006 Variable Pay Plan for the individuals listed on
Schedule A attached thereto, filed as Exhibit 10.3 to Spherion’s Form 10-K for the fiscal year ended January 1,
2006, is incorporated herein by reference.
10.17*†	Spherion Corporation Line of Business Executive Management 2006 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.4 to Spherion’s Form 10-K for the fiscal year ended January 1,
2006, is incorporated herein by reference.
10.18*	Spherion Corporation 2006 Stock Incentive Plan filed as Appendix C to Spherion’s Proxy Statement dated April
7, 2006, is incorporated herein by reference.
10.19*	Spherion Corporation Director Deferred Restricted Stock Unit Agreement filed as Exhibit 99.1 to Spherion’s
Form 8-K filed July 3, 2006, is incorporated herein by reference.
10.20*	Spherion Corporation revised form of Notice of Grant of Stock Options and Option Agreement filed as Exhibit
99.1 to Spherion’s Form 8-K filed September 27, 2006, is incorporated herein by reference.
10.21*†	Spherion Corporation form of Deferred Stock Agreement with performance based vesting criteria, filed as Exhibit
10.68 to Spherion’s Form 10-K for the fiscal year ended January 1, 2006, is incorporated herein by reference.
10.22*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A attached thereto, filed as Exhibit 10.57 to Spherion’s Form 10-K for the fiscal year ended January 1, 2006, is incorporated herein by reference.
10.23*†	Spherion Corporation Corporate Executives Management 2007 Variable Pay Plan, filed as Exhibit 10.1 to
Spherion’s Form 8-K filed on February 6, 2007, is incorporated herein by reference.
10.24*†	Spherion Corporation form of Deferred Restricted Stock Unit Agreement based on Corporate EPS Vesting
Criteria, filed as Exhibit 10.9 to Spherion’s Form 10-K filed February 23, 2007, is incorporated herein by reference.

Exhibit
Number	Exhibit Name
10.25*	Form of Restated Employment Agreement by and between Spherion and the individuals listed on Schedule A to
Spherion’s Form 10-K filed February 23, 2007, filed as Exhibit 10.62 to Spherion’s Form 10-K filed February 23,
2007 is incorporated herein by reference.
10.26*	Separation Agreement effective March 7, 2007, by and between Spherion and Byrne K. Mulrooney, filed as
Exhibit 10.10 to Spherion's Form 10-Q for the quarter ended April 1, 2007, is incorporated herein by reference.
10.27*	First Amendment, dated January 10, 2007, to the Spherion Corporation Deferred Compensation Plan,
amended and restated as of January 1, 2005, filed as Exhibit 10.20 to Spherion's Form 10-Q for the quarter ended April 1, 2007, is incorporated herein by reference.
10.28*	Deferred Stock Unit Agreement for Roy G. Krause relating to 700,000 Deferred Stock Units granted to Mr.
Krause on August 27, 2007, filed as Exhibit 10.1 to Spherion's Form 10-Q for the quarter ended September
30, 2007, is incorporated herein by reference.
10.29*	Form of Restated Change in Control Agreement by and between Spherion and the individuals listed on Schedule
A attached to Spherion’s Form 10-K filed February 23, 2007, filed as Exhibit 10.58 to Spherion’s Form 10-K filed February 23, 2007, is incorporated herein by reference.
10.30*	Spherion Corporation Outside Directors' Compensation Plan, filed as Exhibit 10.1 to Spherion's Form 8-K filed on May 16, 2007, is incorporated herein by reference.
10.31*†	Spherion Corporation Corporate Executives Management 2008 Variable Pay Plan, filed as Exhibit 10.1 to
Spherion’s Form 8-K filed February 22, 2008, is incorporated herein by reference.
10.32*†	Restricted Stock Unit Agreement for Roy G. Krause relating to 120,000 restricted Stock Units awarded to Mr.
Krause on February 18, 2008, filed as Exhibit 10.2 to Spherion’s Form 10-Q for the quarter ended March 30,
2008, is incorporated herein by reference.
10.33*†	Restricted Stock Unit Agreement for Mark W. Smith relating to 75,000 restricted Stock Units awarded to Mr.
Smith on February 18, 2008, filed as Exhibit 10.3 to Spherion’s Form 10-Q for the quarter ended March 30,
2008, is incorporated herein by reference.
10.34* †	Restricted Stock Unit Agreement for William J. Grubbs relating to 90,000 restricted Stock Units awarded to
Mr. Grubbs on February 18, 2008, filed as Exhibit 10.4 to Spherion’s Form 10-Q for the quarter ended March
30, 2008, is incorporated herein by reference.
10.35*†	Restricted Stock Unit Agreement for John D. Heins relating to 25,000 restricted Stock Units awarded to Mr.
Heins on February 18, 2008, filed as Exhibit 10.5 to Spherion’s Form 10-Q for the quarter ended March 30,
2008, is incorporated herein by reference.
10.36* †	Restricted Stock Unit Agreement for Loretta A. Penn relating to 15,000 restricted Stock Units awarded to Ms.
Penn on February 18, 2008, filed as Exhibit 10.6 to Spherion’s Form 10-Q for the quarter ended March 30,
2008, is incorporated herein by reference.
10.37*	Employment Agreement by and between Spherion and Loretta A. Penn, dated July 14, 2008, filed as Exhibit
10.1 to Spherion’s Form 8-K filed July 18, 2008, is incorporated herein by reference.
10.38*	Change in Control Agreement by and between Spherion and Loretta A. Penn, dated July 14, 2008, filed as
Exhibit 10.2 to Spherion’s Form 8-K filed July 18, 2008, is incorporated herein by reference.
10.39	Credit Agreement, dated as of July 24, 2003, made by and among the financial institutions from time to time parties thereto (such financial institutions, together with their respective successors and assigns, are referred to thereinafter each individually as a “Lender” and collectively as the “Lenders”), Bank of America, N.A., as
Administrative Agent and Collateral Agent for the Lenders and Spherion, filed as Exhibit 10.60 to Spherion’s
Form 10-Q for the quarter ended September 26, 2003, is incorporated herein by reference.

Exhibit
Number	Exhibit Name
10.40	First Amendment to Credit Agreement, Security Agreement, Pledge Agreement and Guaranty Agreement dated
August 25, 2003 by and among Spherion, as borrower, each subsidiary of Borrower party to the Security
Agreement, the Pledge Agreement and the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent to the Lenders, filed as Exhibit 10.61 to Spherion’s Form 10-Q for the quarter ended
September 26, 2003, is incorporated herein by reference.
10.41	Second Amendment to Credit Agreement dated as of March 30, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and
Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.63 to Spherion’s Form 10-Q for the quarter ended September 24, 2004, is incorporated herein by reference.
10.42	Third Amendment to Credit Agreement dated as of July 12, 2004, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of
America, N.A., as agent for the Lenders, filed as Exhibit 10.64 to Spherion’s Form 10-Q for the quarter ended
September 24, 2004, is incorporated herein by reference.
10.43	Fourth Amendment to Credit Agreement dated as of July 29, 2005, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of
America, N.A., as agent for the Lenders, filed as Exhibit 99.1 to Spherion’s Form 8-K filed August 3, 2005, is incorporated herein by reference.
10.44	Fifth Amendment to Credit Agreement dated as of September 6, 2005, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and
Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.75 to Spherion’s Form 10-K for the fiscal year ended December 30, 2007, is incorporated herein by reference.
10.45	Sixth Amendment to Credit Agreement dated as of October 17, 2007, made by and among Spherion, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of
America, N.A., as agent for the Lenders, filed as Exhibit 10.76 to Spherion’s Form 10-K for the fiscal year ended
December 30, 2007, is incorporated herein by reference.
11	See “Earnings Per Share” in Note 4 of the Notes to Consolidated Financial Statements included herein.
21	Subsidiaries of Spherion, filed as Exhibit 21 attached hereto.
23.1	Consent of Deloitte & Touche LLP, filed as Exhibit 23.1 attached hereto.
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit
31.1 attached hereto.
31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit
31.2 attached hereto.
32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32 attached hereto.

*	This Exhibit is a management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(b)	EXHIBITS FILED WITH THIS FORM

Exhibit
Number	Exhibit Name
21	Subsidiaries of Spherion.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	OTHER FINANCIAL STATEMENTS

  There were no other financial statements of the type described in subparagraph (d) of Item 15 of Part IV required to be filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPHERION CORPORATION

March 5, 2009	By	/s/ ROY G. KRAUSE
Roy G. Krause
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Spherion and in the capacities and on the date indicated.

Signature	Title

/s/ JAMES J. FORESE	Chairman and Director
James J. Forese

/s/ WILLIAM F. EVANS	Director
William F. Evans

/s/ STEVEN S. ELBAUM	Director
Steven S. Elbaum

/s/ ROY G. KRAUSE	Director
Roy G. Krause

/s/ J. IAN MORRISON	Director
J. Ian Morrison

/s/ DAVID R. PARKER	Director
David R. Parker

/s/ BARBARA PELLOW	Director
Barbara Pellow

/s/ M. ANNE SZOSTAK	Director
M. Anne Szostak

/s/ A. MICHAEL VICTORY	Director
A. Michael Victory

(Signed as to each on March 5, 2009)

Signature	Title

/s/ ROY G. KRAUSE	President and
Roy G. Krause	Chief Executive Officer

/s/ MARK W. SMITH	Executive Vice President and
Mark W. Smith	Chief Financial Officer
(principal financial and accounting officer)

(Signed as to each on March 5, 2009)