Form 10-Q
period 2009-03-29
SPHERION CORP
filed 2009-05-06
CIK 914536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), outstanding on April 26, 2009 was 51,777,300.

i

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)
	Three Months Ended
	March 29,	March 30,
	2009	2008
Revenues	$425,922	$576,463
Cost of services	342,821	448,295
Gross profit	83,101	128,168
Selling, general and administrative expenses	87,631	119,903
Amortization expense	1,630	2,044
Interest expense	758	1,749
Interest income	(53)	(179)
Restructuring and other charges	3,799	996
	93,765	124,513

(Loss) earnings from continuing operations before income taxes	(10,664)	3,655
Income tax benefit (expense)	4,211	(1,462)

(Loss) earnings from continuing operations	(6,453)	2,193
Loss from discontinued operations, net of tax	(283)	(911)

Net (loss) earnings	$(6,736)	$1,282

(Loss) earnings per share, Basic and Diluted:
(Loss) earnings from continuing operations	$(0.12)	$0.04
Loss from discontinued operations	(0.01)	(0.02)
	$(0.13)	$0.02

Weighted average shares used in computation of (loss) earnings per share:
Basic	52,294	55,740
Diluted	52,294	56,303

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
	(unaudited)
	March 29,	December 28,
Assets	2009	2008
Current Assets:
Cash and cash equivalents	$7,234	$7,601
Receivables, less allowance for doubtful accounts of $2,322 and
$2,978, respectively	245,942	269,203
Deferred tax asset	10,852	11,198
Other current assets	13,661	14,430
Total current assets	277,689	302,432
Property and equipment, net of accumulated depreciation of $127,240
and $128,323, respectively	62,403	67,269
Deferred tax asset	136,372	132,412
Goodwill, tradenames and other intangibles, net	64,552	65,856
Other assets	14,973	16,412
	$555,989	$584,381
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$29,544	$37,699
Accounts payable and other accrued expenses	60,917	67,638
Accrued salaries, wages and payroll taxes	49,509	49,888
Accrued insurance reserves	18,810	20,145
Accrued income tax payable	512	1,236
Other current liabilities	11,200	13,234
Total current liabilities	170,492	189,840
Long-term debt, net of current portion	1,682	1,646
Accrued insurance reserves	17,342	16,912
Deferred compensation	10,658	12,404
Other long-term liabilities	6,302	7,391
Total liabilities	206,476	228,193

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Treasury stock, at cost, 14,780,114 and 13,860,739 shares, respectively	(108,467)	(106,500)
Additional paid-in capital	852,711	850,653
Accumulated deficit	(398,618)	(391,882)
Accumulated other comprehensive income	3,234	3,264
Total stockholders' equity	349,513	356,188
	$555,989	$584,381

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 29,	March 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(6,736)	$1,282
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	6,787	7,439
Deferred income tax (benefit) expense	(3,614)	240
Restructuring and other charges	3,799	996
Share-based compensation	476	991
Other non-cash charges	635	287
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	23,261	14,016
Other assets	1,036	(1,426)
Accounts payable, income taxes payable, accrued liabilities and
other liabilities	(13,722)	(15,562)
Net cash provided by operating activities	11,922	8,263
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,635)	(33)
Capital expenditures, net	(828)	(2,607)
Insurance reimbursements	-	17,123
Other	133	(27)
Net cash (used in) provided by investing activities	(2,330)	14,456
Cash flows from financing activities:
Debt repayments	(852)	(2,445)
Repayments of lines of credit, net	(7,597)	(18,921)
Proceeds from issuance of securities through employee benefit plans	-	59
Purchases of treasury stock	(1,463)	(5,711)
Other, net	-	(129)
Net cash used in financing activities	(9,912)	(27,147)
Effect of exchange rates on cash and cash equivalents	(47)	151
Net decrease in cash and cash equivalents	(367)	(4,277)
Cash and cash equivalents, beginning of period	7,601	15,324
Cash and cash equivalents, end of period	$7,234	$11,047

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Spherion Corporation, its wholly-owned subsidiaries and certain other entities it is required to consolidate ("Spherion" or "the Company") in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP").  All intercompany transactions and balances have been eliminated.

These statements have been prepared in accordance with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2008 and should be read in conjunction with the Consolidated Financial Statements and notes included therein. These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." This FSP requires an acquirer to recognize at acquisition date the fair value of an asset acquired or liability assumed in a business combination that arises from a contingency, if the acquisition-date fair value can be determined during the measurement period. This FSP is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS141(R)-1 impacts Spherion's accounting for future business combinations, if any.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

2. Earnings Per Share

Basic earnings per share are computed by dividing Spherion's earnings by the weighted average number of shares outstanding during the period. When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share are computed by dividing Spherion's earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and restricted stock units. The dilutive impact of share-based compensation is determined by applying the "treasury stock" method. A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2009	2008
Weighted average shares outstanding - Basic	52,294	55,740

Effect of dilutive share-based compensation	-	563
Weighted average shares outstanding - Diluted	52,294	56,303

For the three months ended March 29, 2009, 0.4 million common stock equivalents were excluded from the computation of dilutive loss per share because Spherion reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive. Anti-dilutive options and restricted stock units totaling 4.4 million and 3.5 million for the three months ended March 29, 2009 and March 30, 2008, respectively, were also excluded from the computation of diluted earnings per share.

3. Goodwill and Intangible Assets

A summary of goodwill, tradenames and other intangibles are as follows (in thousands):

	Three Months Ended
	March 29,	December 28,
	2009	2008
Goodwill	$335	$-
Indefinite lived intangible assets - Tradenames	38,800	38,800
	39,135	38,800
Finite lived intangible assets:
Customer relationship intangibles and other	36,378	36,462
Accumulated amortization	(10,961)	(9,406)
	25,417	27,056
	$64,552	$65,856

Goodwill has been allocated to the Professional Services segment, and primarily relates to the acquisition of an area-based franchise during the first quarter of 2009.

Spherion's tradenames have been identified as having an indefinite useful life and are therefore not amortized. Amortization expense associated with finite lived intangible assets for the three months ended March 29, 2009 and March 30, 2008 was $1.6 million and $2.0 million, respectively. The finite lived intangible assets primarily relate to customer relationships, among other things, and are being amortized on an accelerated method over the estimated remaining useful life of the intangible asset ranging from 1 to 23 years.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

3. Goodwill and Intangible Assets (Continued)

Acquisition-related Integration Costs

As a result of our acquisitions of Technisource and Todays Staffing, Spherion recorded costs related to the integration of the acquired businesses and the elimination of duplicative activities. During the year ended December 30, 2007, Spherion recorded a liability of approximately $7.1 million, which consisted of $4.7 million for severance related to redundant positions and $2.4 million related to redundant facilities within the acquired businesses. Approximately $0.7 million was paid during 2007 and $4.0 million was paid in 2008 related to severance. Of the $2.4 million related to redundant facilities, $1.2 million was paid in lease costs during fiscal 2008 and $0.3 million was paid during the first quarter of 2009. As of the end of the first quarter of 2009, the remaining liability balance pertaining to redundant facilities is approximately $0.9 million.

4. Restructuring and Other Charges

During the first quarter of 2009, due to the continued slowing of the U.S. economy and the decline of revenues and gross profit, Spherion incurred other charges of $3.8 million for lease and severance-related costs related to the elimination of underutilized staff and the consolidation of certain branch locations. Charges were incurred in the first quarter of 2008 totaling $1.0 million primarily for severance, related to the integration of Technisource and Todays Staffing.

5. Legal Proceedings and Contingencies

In connection with the disposition of certain subsidiaries, Spherion, from time to time provides routine indemnifications for certain liabilities that arose prior to a disposition date. Liabilities related to these indemnifications have been appropriately accounted for in the Condensed Consolidated Balance Sheets.

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

On March 13, 2009, Spherion initially moved for summary judgment in the action filed against Spherion Corporation by Glidepath Holding B.V. and Jeimon Holdings N.V. in the U.S. District Court for the Southern District of New York. Spherion is seeking summary judgment dismissing plaintiff's claims and in favor of Spherion's counterclaims filed in the matter. The motion for summary judgment was fully briefed on May 1, 2009.

As of March 29, 2009, Spherion had $42.5 million in outstanding irrevocable letters of credit. These instruments primarily collaterize Spherion's recorded obligations under workers' compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. As of March 29, 2009, none of these irrevocable letters of credit had been drawn upon.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

6. Comprehensive (Loss) Income

The following table displays the computation of comprehensive (loss) income (in thousands):

	Three Months Ended
	March 29,	March 30,
	2009	2008
Net (loss) earnings	$(6,736)	$1,282
Other comprehensive income:
Foreign currency translation adjustments arising during the period	(30)	(955)

Total comprehensive (loss) income	$(6,766)	$327

7. Stockholders’ Equity

On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. As of March 29, 2009, the Company purchased 1.0 million shares for approximately $1.7 million at an average price per share of $1.66 related to this authorization.

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

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

8. Discontinued Operations

Results from discontinued operations in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended
	March 29, 2009			March 30, 2008
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$-	$-
Pre-tax (loss) earnings from operations	$(455)	$(10)	$(465)	$(1,512)	$16	$(1,496)
Income tax benefit (expense)	178	4	182	591	(6)	585
Net (loss) earnings from discontinued
operations	$(277)	$(6)	$(283)	$(921)	$10	$(911)

Summarized activity by operating segment related to discontinued operations is as follows:

Professional Services

Net loss for the three months ended March 29, 2009, includes $0.5 million of pre-tax loss (net of a $0.2 million tax benefit) from operations due to expenses associated with the defense of certain legal matters associated with several of the businesses sold in 2004. Net loss for the 2008 period included $1.5 million of pre-tax expense, which was also related to legal fees associated with the defense of certain foreign legal matters.

Staffing Services

The 2009 and 2008 activity primarily represents additional expenses related to Spherion's outplacement consulting business which was sold in the second quarter of 2007.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

9. Segment Information

Spherion has two operating segments: Professional Services and Staffing Services. Spherion evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit. Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and restructuring and other charges. All intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Operations. As a result of internal organizational and business strategy changes, Spherion realigned its operating segments during the first quarter of 2009. The Recruitment Process Outsourcing and Todays Office Professionals businesses are now reported in Professional Services rather than within Staffing Services. The historical segment information has been adjusted to conform to our segment presentation in 2009.

Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2009	2008
Revenues:
Professional Services	$181,772	$254,068
Staffing Services	244,150	322,395
Segment revenues	$425,922	$576,463
Gross profit:
Professional Services	$48,348	$75,580
Staffing Services	34,753	52,588
Segment gross profit	$83,101	$128,168
Segment SG&A expenses:
Professional Services	$(45,674)	$(61,749)
Staffing Services	(38,807)	(53,938)
Segment SG&A	$(84,481)	$(115,687)
Segment operating (loss) profit:
Professional Services	$2,674	$13,831
Staffing Services	(4,054)	(1,350)
Segment operating (loss) profit	(1,380)	12,481

Unallocated corporate costs	(3,150)	(4,216)
Amortization expense	(1,630)	(2,044)
Interest expense	(758)	(1,749)
Interest income	53	179
Restructuring and other charges	(3,799)	(996)
(Loss) earnings from continuing operations
before income taxes	$(10,664)	$3,655

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Organization of Information

Management's Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying notes thereto and related Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 28, 2008. Management's Discussion and Analysis includes the following sections:

  Executive Summary

  Operating Results

  Liquidity and Capital Resources

  Off-Balance Sheet Arrangements

  Critical Accounting Policies

  Non-GAAP Financial Measures

  Forward-Looking Statements - Safe Harbor

Executive Summary

In light of weak economic conditions our goals in 2009 are as follows:

  First, continue our focus on sales activity among targeted customer groups: We have aligned sales resources and implemented sales activity and metrics monitoring processes to maximize sales, particularly among our targeted small and mid-sized customers. During the first quarter of 2009, revenues from our small to mid-sized accounts (customers that do business with Spherion of $5 million or less, annually) represented 45.7% of total revenues compared with 50.3% in the same prior year period. Revenue volumes from our small to mid-sized accounts were impacted more than revenue volumes from our large accounts on a year over year basis. We continue to emphasize the growth of our higher margin Professional Services and Recruitment Process Outsourcing ("RPO") businesses. For example, we recently entered an international marketing alliance to drive RPO opportunities into the European market and will continue to focus additional resources on Professional Staffing. In the first quarter, our Professional Services segment represented 42.7% of total revenue.

  Second, optimize cash flow: Throughout 2008 and the first quarter 2009, we have actively adjusted our cost structure as business volumes decreased due to the slowing economy. Based on our actions, we have reduced selling, general and administrative ("SG&A") expenses by $32.3 million in the first quarter of 2009 compared with the same period in the prior year. We anticipate SG&A will decrease in excess of $100 million in 2009 compared with 2008. We have seen recent signs of stabilizing temporary staffing trends as we exited the first quarter and began the second quarter of 2009, but will continue to adjust SG&A expenses based on customer demand and may incur further restructuring and other charges in 2009. Despite the environment of lower demand and profitability, we generated operating cash flow of $11.9 million and reduced our debt by $8.1 million during the first quarter of 2009. Days sales outstanding ("DSO") increased to 53 days in March 2009 compared with 49 days at the end of 2008. Although DSO increased, the quality of our accounts receivable is good and we remain committed to our goal of maintaining DSO at or below 50 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended March 29, 2009 Compared with March 30, 2008

Revenues in the first quarter of 2009 were $425.9 million, a decrease from $576.5 million in the prior year period.

The economic recession caused our customers to reduce or defer hiring throughout 2008 and into the first quarter of 2009. Temporary employment in the U.S. decreased by 25.0% year over year in the first quarter of 2009 as estimated by the U.S. Bureau of Labor Statistics. The Company's combined temporary staffing and other revenue decreased 24.9% from the prior year.

Professional Services revenues decreased 28.5% compared with the prior year and Staffing Services revenues decreased 24.3% compared with the prior year. The decline in both our Professional and Staffing Services revenues is primarily due to lower business volumes within existing customers, although Staffing Services did have a mid-2008 customer loss as a result of unacceptable pricing.

Gross profit in 2009 was $83.1 million. Gross profit margin decreased to 19.5% in the first quarter of 2009 compared with 22.2% for the same period in 2008. Gross profit margins decreased due to:
Lower permanent placement volumes (160 basis points); and

Declines in temporary staffing and other margins in Staffing Services (80 basis points) primarily due to a reduction in pay/bill spreads and in Professional Services (30 basis points) primarily due to higher payroll taxes and other employee burden costs and a lower mix of RPO revenues.

SG&A expenses decreased 26.9% to $87.6 million in the first quarter of 2009 from $119.9 million in the same period in 2008 due to the realization of acquisition related cost synergies and adjustments made to our cost structure as business volumes changed at the end of 2008 and into the first quarter of 2009. As a percentage of gross profit, SG&A costs increased to 105.5% from 93.6% for the same period in 2008.

Restructuring and other charges were $3.8 million and $1.0 million in the first quarters of 2009 and 2008, respectively. The charges in 2009 were primarily due to lease and severance-related costs. See Note 4, "Restructuring and Other Charges," in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

Net interest expense was $0.7 million in the first quarter of 2009 compared with net interest expense of $1.6 million in the same period of the prior year. The decrease in interest expense is primarily due to the reduction in outstanding debt balances from $87.6 million at March 30, 2008 to $31.2 million at March 29, 2009

Our effective tax benefit rate from continuing operations for the first quarter of 2009 was 39.5%, decreasing slightly from the prior year tax rate of 40.0%.

Loss from continuing operations was $(0.13) per diluted share for 2009 compared with earnings of $0.02 per share in 2008. Adjusted earnings per share from continuing operations in the first quarter of 2009 were $(0.08) compared with $0.05 per share in the first quarter of 2008. The decrease in adjusted earnings per share reflects the impact of deleveraging in the business as the economy slowed and demand for recruiting and staffing declined. See "Management's Discussion and Analysis - Non-GAAP Financial Measures" for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Operating Segments

We have two operating segments: Professional Services and Staffing Services. We evaluate the performance of our operating segments and allocate resources based on revenue, gross profit and segment operating profit. Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and restructuring and other charges. All intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Operations. As a result of internal organizational and business strategy changes, we realigned our operating segments during the first quarter of 2009. The RPO and Todays Office Professionals businesses are now reported in Professional Services rather than within Staffing Services. The historical segment information has been adjusted to conform to our segment presentation in 2009.

Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended
	March 29, 2009		March 30, 2008
		% of		% of
		Total		Total
Revenues:
Professional Services	$181,772	42.7%	$254,068	44.1%
Staffing Services	244,150	57.3%	322,395	55.9%
Total	$425,922	100.0%	$576,463	100.0%

		% of		% of
		Revenues		Revenues
Gross profit:
Professional Services	$48,348	26.6%	$75,580	29.7%
Staffing Services	34,753	14.2%	52,588	16.3%
Total	$83,101	19.5%	$128,168	22.2%

Segment SG&A:
Professional Services	$(45,674)		$(61,749)
Staffing Services	(38,807)		(53,938)
Total	(84,481)		(115,687)

Segment operating (loss) profit:
Professional Services	$2,674		$13,831
Staffing Services	(4,054)		(1,350)
Total	(1,380)		12,481

Unallocated corporate costs	(3,150)		(4,216)
Amortization expense	(1,630)		(2,044)
Interest expense	(758)		(1,749)
Interest income	53		179
Restructuring and other charges	(3,799)		(996)
(Loss) earnings from continuing
operations before income taxes	$(10,664)		$3,655

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Segment Operating Results

Professional Services

Information on the Professional Services segment's skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended
	March 29, 2009		March 30, 2008
		% of		% of
		Total		Total
Revenues by Skill:
Information Technology	$117,297	64.5%	$158,140	62.2%
Finance & Accounting	22,431	12.3%	28,828	11.4%
Administration	22,431	12.3%	31,932	12.6%
Other	19,613	10.9%	35,168	13.8%
Segment revenues	$181,772	100.0%	$254,068	100.0%

Revenues by Service:
Temporary Staffing & Other	$176,661	97.2%	$240,370	94.6%
Permanent Placement	5,111	2.8%	13,698	5.4%
Segment revenues	$181,772	100.0%	$254,068	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing & Other	24.5%		25.7%
Permanent Placement	100.0%		100.0%
Total Professional Services	26.6%		29.7%

Three Months Ended March 29, 2009 Compared with March 30, 2008

Revenues - Professional Services revenues were $181.8 million or 42.7% of total revenue in the first quarter of 2009 compared with $254.1 million in the same period of the prior year. The 28.5% decrease in revenues was attributable to the lower demand from customers across all service lines due to the continued economic slowdown in the first quarter of 2009.

  By skill - Information technology ("IT") decreased 25.8% in the first quarter of 2009 compared with the same period in the prior year primarily due to the completion of a large IT staffing project in mid-2008 and lower demand from several large customers, particularly within the technology, consumer products and financial services sectors. Revenue declines within finance and accounting and administration reflect lower customer demand particularly for permanent placement services. Other skills decreased 44.2% and primarily reflects a slow down in our RPO business due to client hiring freezes and deferrals. Demand across all skill categories has decreased in the first quarter of 2009 as the U.S. economy has continued to slow and overall temporary staffing employment levels have declined and customers have dramatically reduced permanent hiring.

  By service - Temporary staffing and other decreased 26.5% in the first quarter compared with the same prior year period due to the slower economy which has resulted in lower demand from both large and small to mid-sized customers and lower RPO revenues. RPO revenues continue to decline as customers change their hiring plans, including hiring freezes. Permanent placement revenues decreased in the first quarter compared with the first quarter last year by $8.6 million, or 62.7%, as a result of customer decisions to freeze hiring due to economic uncertainty since the second half of 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Gross Profit - Professional Services gross profit decreased 36.0% to $48.3 million in the first quarter of 2009 from $75.6 million in the same period of the prior year. The overall gross profit margin was 26.6% in 2009 compared with 29.7% in the same period of the prior year. This 310 basis point decrease in gross profit margin was primarily due to a change in service mix due to lower permanent placement revenues (190 basis points). Temporary staffing and other margins were lower primarily driven by lower professional staffing margins (60 basis points) driven by higher payroll taxes and other employee burden costs and lower RPO revenue volumes (60 basis points).

Segment Operating Profit - Professional Services segment operating profit was $2.7 million in the first quarter of 2009 compared with $13.8 million in the same period of the prior year. Although operating expenses decreased $16.1 million, as a percentage of gross profit, operating expenses increased to 94.5% from 81.7%. The increase in operating expenses as a percentage of gross profit was primarily due to deleveraging as business volumes and gross profit margins decreased.

Outlook - We continue to focus on the execution of our strategy to expand our higher margin Professional Services business through sales to our targeted small and mid-sized accounts, while leveraging opportunities to sell Professional Services to our existing larger customers. In 2009, we will also continue to improve on our productivity, as well as the financial discipline gained in 2008. Due to the impact on our business from the slowing U.S. economy, we will carefully monitor gross profit trends and reduce expenses, while keeping Spherion positioned to respond to growth opportunities in Professional Services markets in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Staffing Services

Information on the Staffing Services segment's skill sets and service lines for the periods indicated were as follows (in thousands):

Three Months Ended
March 29, 2009			March 30, 2008
		% of		% of
		Total		Total
Revenues by Skill:
Clerical	$161,158	66.0%	$192,066	59.6%
Light Industrial	82,992	34.0%	130,329	40.4%
Segment revenues	$244,150	100.0%	$322,395	100.0%

Revenues by Service:
Temporary Staffing & Other	$242,380	99.3%	$317,849	98.6%
Permanent Placement	1,770	0.7%	4,546	1.4%
Segment revenues	$244,150	100.0%	$322,395	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing & Other	13.6%		15.1%
Permanent Placement	100.0%		100.0%
Total Staffing Services	14.2%		16.3%

Three Months Ended March 29, 2009 Compared with March 30, 2008

Revenues - Staffing Services revenues decreased to $244.2 million in the first quarter of 2009 from $322.4 million in the same period of the prior year. The decrease was primarily due to lower business volumes among existing customers in the U.S. and Canada due to the slowing economy and the loss of a large customer due to unacceptable pricing.

By skill - Clerical revenues decreased 16.1% in the first quarter of 2009 compared with the same period in the prior year primarily due to lower demand among various customers, primarily in the distribution, financial services and technology industries. Light industrial revenues decreased 36.3% from prior year levels due to the loss of a large customer due to unacceptable pricing in mid-2008 and lower volumes among several of our customers, primarily in the retail, manufacturing and technology industries.

By service - Temporary staffing and other revenues decreased 23.7% compared with the same period last year due to the loss of a large customer in mid-2008 resulting from unacceptable pricing and lower volumes in both our U.S. and Canadian operations due to the slowing economy. Permanent placement revenues decreased to $1.8 million in the first quarter of 2009 from $4.5 million in the prior year primarily due to weaker customer demand as a result of the slower economic growth and weaker employment trends in the U.S and Canada.

Gross Profit - Gross profit decreased to $34.8 million or 14.2% of revenue in the first quarter of 2009 compared with $52.6 million or 16.3% in the same prior year period. The decrease of 210 basis points in the overall gross profit margin was primarily due to a change in revenue mix resulting from lower permanent placement revenues (60 basis points). Temporary staffing margins were lower due to a decrease in pay/bill spreads (95 basis points), and higher payroll taxes and other employee burden (55 basis points).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Segment Operating Loss - Staffing Services segment operating loss was $4.1 million in the first quarter of 2009 compared with $1.4 million in the same period of the prior year. Operating expenses decreased by $15.1 million or 28.1% year over year, but increased as a percentage of gross profit to 111.7% compared with 102.6% in the same period of the prior year. Higher operating expenses as a percentage of gross profit are due to deleveraging as volumes and gross profit margins decreased faster than operating expenses were reduced. We may continue to make cost reductions in response to economic conditions.

Outlook - We continue to focus on executing our strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts to obtain higher gross margins. Sales activity and improving operating leverage will remain our major areas of focus for the remainder of 2009. Due to the sensitivity of our Staffing Services business to slowing economic trends, we will carefully monitor gross profit trends and reduce expenses to maintain appropriate cash flow, while keeping Spherion positioned to respond to growth opportunities in the future.

Unallocated Corporate Costs

Unallocated corporate costs were $3.2 million and $4.2 million in the first quarters of 2009 and 2008, respectively. Unallocated costs as a percentage of revenues were 0.7% in both the first quarter of 2009 and 2008.

Liquidity and Capital Resources

Cash Flows

As of March 29, 2009, we had total cash of $7.2 million (a decrease of $0.4 million from December 28, 2008). Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Cash Provided By (Used In):
Operating activities	$11,922	$8,263
Investing activities	(2,330)	14,456
Financing activities	(9,912)	(27,147)
Effect of exchange rates	(47)	151
Net decrease in cash and cash equivalents	$(367)	$(4,277)

Operating cash flows

Cash provided by operating activities for the first quarter of 2009 was $11.9 million. Cash flow from operating activities before changes in working capital was $1.3 million, which decreased from $11.2 million in 2008 due to lower earnings as the slower U.S. economy negatively impacted our operating results. Lower working capital contributed $10.6 million to operating cash flow primarily due to a decrease in accounts receivable compared with year-end levels as a result of lower revenues in the first quarter of 2009 compared with the same period in 2008. Additionally, cash provided by operating activities in the first quarter of 2009 was reduced by $4.3 million of cash used for severance and leases related to restructuring and other charges.

Cash provided by operating activities for the first quarter of 2008 was $8.3 million. Cash flow from operating activities before changes in working capital was $11.2 million, which was partially offset by an increase in working capital items of $2.9 million. The $2.9 million increase in working capital items is due to lower accounts payable and accrued expenses, offset by a decrease in accounts receivable, when compared with prior year levels.

Investing cash flows

Cash used for investing activities of $2.3 million for the first quarter of 2009 was primarily due to the payment of $1.6 million related to a 2007 acquisition and an area-based franchise purchased in the first quarter of 2009; and capital expenditures of $0.8 million which were related to the implementation of an upgraded telecommunications system.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

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

Financing cash flows

Cash used in financing activities for the first quarter of 2009 of $9.9 million was primarily related to the repayments on our lines of credit of $7.6 million, other debt of $0.8 million and $1.5 million for the purchase of treasury shares.

Cash used in financing activities for the first quarter of 2008 of $27.1 million was primarily related to the repayments of debt under our lines of credit and other debt of $21.4 million and the repurchase of treasury shares of $5.7 million.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements. However, our operating cash flow could be impacted by factors outside of our control.

We have a U.S. dollar revolving line of credit ("U.S. revolver") in the amount of $250 million that is secured by substantially all of our domestic accounts receivable and matures in July 2010. At our option, the amount available can be increased to $300 million. As of March 29, 2009, there was $23.8 million outstanding under this facility, and as of March 30, 2008, there was $59.0 million outstanding. As of March 29, 2009, total availability was $52.9 million (calculated as eligible receivables of $169.6 million, less: borrowings outstanding of $23.8 million, letters of credit of $42.5 million and a two week payroll reserve of $50.4 million). The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 3.3% (prime rate) or approximately 2.0% (LIBOR plus a spread) as of March 29, 2009. Amounts borrowed under LIBOR and prime based loans were $3.0 million and $20.8 million as of March 29, 2009, respectively. We pay an unused line fee in the range of 0.25% to 0.38% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 1.75%) plus a fixed fronting fee of 0.25%.

We also have a Canadian dollar revolving line of credit (secured by Canadian accounts receivable) that matures in July 2010. This facility provides up to CAD$13.0 million of financing (approximately $10.5 million at current exchange rates). As of March 29, 2009, there was $2.5 million outstanding and $2.6 million available to borrow under this facility. As of March 28, 2008, there was $7.0 million outstanding. As of March 29, 2009, the interest rate for amounts borrowed on this facility approximated 3.3% (Canadian prime plus a spread). An unused line fee of 0.5% per annum is payable based on the unused portion of the revolving line of credit.

Our revolving lines of credit provide for certain affirmative and negative covenants which may limit the total availability under these revolving lines of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures; additional debt incurred; mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected. As of March 29, 2009, our fixed charge coverage ratio requirement of 1.25x for the U.S. revolver was not achieved. As a result, availability from the U.S. revolver was reduced by an additional one week payroll reserve of $25.2 million (included in the availability calculation above). In June 2008, the Canadian credit facility was amended to exclude certain one-time restructuring costs for purposes of calculating the fixed charge coverage ratio covenant. At March 29, 2009, we were in compliance with the covenants of both the U.S. and Canadian lines of credit.

Off-Balance Sheet Arrangements

As of March 29, 2009, we had $42.5 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance. As of March 29, 2009, none of these irrevocable letters of credit had been drawn upon.

We do not have any other significant off-balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Non-GAAP Financial Measures

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

	Three Months Ended
	March 29,	March 30,
	2009	2008

Adjusted (loss) earnings from continuing operations	$(4,139)	$2,800
Restructuring and other charges, net of tax benefit	(2,314)	(607)
(Loss) earnings from continuing operations	(6,453)	2,193
Loss from discontinued operations, net of tax	(283)	(911)
Net (loss) earnings	$(6,736)	$1,282

Per share-Diluted amounts :
Adjusted (loss) earnings from continuing operations	$(0.08)	$0.05
Restructuring and other charges, net of tax benefit	(0.04)	(0.01)
(Loss) earnings from continuing operations	(0.12)	0.04
Loss from discontinued operations, net of tax	(0.01)	(0.02)
Net (loss) earnings	$(0.13)	$0.02

Weighted-average shares used in computation of (loss)
earnings per share	52,294	56,303

This Quarterly Report on Form 10-Q includes information extracted from consolidated financial information but not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements. Certain of this information are considered "non-GAAP financial measures" as defined by SEC rules. Specifically, adjusted earnings from continuing operations is a non-GAAP financial measure. Adjusted earnings from continuing operations excludes certain non-operating related charges. Items excluded from the calculation of adjusted earnings from continuing operations includes restructuring and other charges related to other cost reduction initiatives. Non-GAAP financial measures should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Condensed Consolidated Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Forward-Looking Statements — Safe Harbor

This Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 28, 2008. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 for a complete discussion of our exposures to market risk.

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

There has been no change in our internal control over financial reporting during the quarter ended March 29, 2009, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 13, 2009, we initially moved for summary judgment in the action filed against Spherion Corporation by Glidepath Holding B.V. and Jeimon Holdings N.V. in the U.S. District Court for the Southern District of New York. We are seeking summary judgment dismissing plaintiff's claims and in favor of our counterclaims filed in the matter. The motion for summary judgment was fully briefed on May 1, 2009.

ITEM 1A. RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Spherion's U.S. revolving line of credit provides for certain restrictions which restricts the ability to pay dividends in the event of default or under certain circumstances.

There were no sales of unregistered equity securities during the first quarter of 2009. The following table displays our purchases of the Company's common stock during the first quarter of 2009:

Issuer Purchases of Equity Securities
		Average	Total Number of	Approximate Dollar
	Total	Price	Shares Purchased	Value of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program (1)	the Program (1)
Month 1
December 29, 2008 through January 25, 2009	11,081	$2.19	-	$-
Month 2
January 26, 2009 through February 22, 2009	57,468	1.43	53,850	-
Month 3
February 23, 2009 through March 29, 2009	960,613	1.67	960,613	-
Total	1,029,162	$1.66	1,014,463	$-

(1)

On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company's common stock primarily for the purpose of offsetting dilution created through the Company's various employee benefit plans.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number		Exhibit Name
10.1	*	Amendment to Employment Agreement, dated December 15, 2008, by and between Spherion Corporation and Roy G. Krause.

10.2	*	Amendment to Employment Agreement, dated December 31, 2008, by and between Spherion Corporation and Mark W. Smith.

10.3	*	Amendment to Employment Agreement, dated December 16, 2008, by and between Spherion Corporation and William J. Grubbs.

10.4	*	Amendment to Employment Agreement, dated December 15, 2008, by and between Spherion Corporation and John D. Heins.

10.5	*	Amendment to Employment Agreement, dated December 9, 2008, by and between Spherion Corporation and Loretta A. Penn.

10.6	*	Amendment to Change in Control Agreement, dated December 15, 2008, by and between Spherion Corporation and Roy G. Krause.

10.7	*	Amendment to Change in Control Agreement, dated December 31, 2008, by and between Spherion Corporation and Mark W. Smith.

10.8	*	Amendment to Change in Control Agreement, dated December 16, 2008, by and between Spherion Corporation and William J. Grubbs.

10.9	*	Amendment to Change in Control Agreement, dated December 15, 2008, by and between Spherion Corporation and John D. Heins.

10.10	*	Amendment to Change in Control Agreement, dated December 9, 2008, by and between Spherion Corporation and Loretta A. Penn.

10.11	*	Spherion Corporation 2009 Variable Pay Plan (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), filed as Exhibit 10.1 to Spherion's Form 8-K filed on February 23, 2009, is incorporated herein by reference.

31.1		Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.

* This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

Date: May 6, 2009	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)