Form 10-Q
period 2009-06-28
SPHERION CORP
filed 2009-08-05
CIK 914536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on July 26, 2009 was 51,454,039.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)
	Three Months Ended
	June 28,	June 29,
	2009	2008
Revenues	$409,127	$562,977
Cost of services	325,977	432,790
Gross profit	83,150	130,187
Selling, general and administrative expenses	78,832	118,875
Amortization expense	1,625	2,043
Interest expense	727	1,575
Interest income	(37)	(72)
Restructuring and other charges	374	944
	81,521	123,365

Earnings from continuing operations before income taxes	1,629	6,822
Income tax expense	(1,226)	(1,473)

Earnings from continuing operations	403	5,349
Loss from discontinued operations, net of tax	(116)	(3,043)

Net earnings	$287	$2,306

Earnings per share, Basic and Diluted:
Earnings from continuing operations	$0.01	$0.10
Loss from discontinued operations	-	(0.06)
	$0.01	$0.04

Weighted average shares used in computation of earnings (loss) per share:
Basic	52,030	54,352
Diluted	53,528	54,826

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)
	Six Months Ended
	June 28,	June 28,
	2009	2008
Revenues	$835,049	$1,139,440
Cost of services	668,798	881,085
Gross profit	166,251	258,355
Selling, general and administrative expenses	166,463	238,778
Amortization expense	3,255	4,087
Interest expense	1,485	3,324
Interest income	(90)	(251)
Restructuring and other charges	4,173	1,940
	175,286	247,878

(Loss) earnings from continuing operations before income taxes	(9,035)	10,477
Income tax benefit (expense)	2,985	(2,935)

(Loss) earnings from continuing operations	(6,050)	7,542
Loss from discontinued operations, net of tax	(399)	(3,954)

Net (loss) earnings	$(6,449)	$3,588

(Loss) earnings per share, Basic:
(Loss) earnings from continuing operations	$(0.12)	$0.14
Loss from discontinued operations	(0.01)	(0.07)
	$(0.12)	$0.07

(Loss) earnings per share, Diluted:(1)
(Loss) earnings from continuing operations	$(0.12)	$0.14
Loss from discontinued operations	(0.01)	(0.07)
	$(0.12)	$0.06

Weighted average shares used in computation of earnings (loss) per share:
Basic	52,162	55,049
Diluted	52,162	55,567

(1) Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
	June 28,	December 28,
	2009	2008
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$5,856	$7,601
Receivables, less allowance for doubtful accounts of $2,214 and
$2,978, respectively	228,939	269,203
Deferred tax asset	10,202	11,198
Other current assets	10,751	14,430
Total current assets	255,748	302,432
Property and equipment, net of accumulated depreciation of $131,258
and $128,323, respectively	58,171	67,269
Deferred tax asset	136,831	132,412
Goodwill, tradenames and other intangibles, net	62,977	65,856
Other assets	15,868	16,412
	$529,595	$584,381
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$4,978	$37,699
Accounts payable and other accrued expenses	64,584	67,638
Accrued salaries, wages and payroll taxes	47,793	49,888
Accrued insurance reserves	19,753	20,145
Accrued income tax payable	568	1,236
Other current liabilities	8,407	13,234
Total current liabilities	146,083	189,840
Long-term debt, net of current portion	1,583	1,646
Accrued insurance reserves	15,309	16,912
Deferred compensation	11,789	12,404
Other long-term liabilities	5,557	7,391
Total liabilities	180,321	228,193

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Treasury stock, at cost, 15,096,703 and 13,860,739 shares, respectively	(109,379)	(106,500)
Additional paid-in capital	853,018	850,653
Accumulated deficit	(398,331)	(391,882)
Accumulated other comprehensive income	3,313	3,264
Total stockholders' equity	349,274	356,188
	$529,595	$584,381

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 28,	June 29,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(6,449)	$3,588
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Discontinued operations loss on disposal, net of income tax	-	2,034
Depreciation and amortization	13,461	14,742
Deferred income tax benefit	(3,423)	(236)
Restructuring and other charges	4,173	1,940
Share-based compensation	1,356	2,039
Other non-cash charges	725	511
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	40,264	27,330
Other assets	4,488	323
Accounts payable, income taxes payable, accrued liabilities and
other liabilities	(16,199)	(15,631)
Net cash provided by operating activities	38,396	36,640
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,771)	(92)
Capital expenditures, net	(1,531)	(4,863)
Insurance reimbursements	-	17,123
Payments related to sale of discontinued operations	-	(5,301)
Other	(87)	99
Net cash (used in) provided by investing activities	(3,389)	6,966
Cash flows from financing activities:
Debt repayments	(2,783)	(2,826)
Repayments of lines of credit, net	(30,992)	(27,656)
Proceeds from issuance of securities through employee benefit plans	-	59
Purchases of treasury stock	(3,126)	(15,990)
Other, net	-	3
Net cash used in financing activities	(36,901)	(46,410)
Effect of exchange rates on cash and cash equivalents	149	18
Net decrease in cash and cash equivalents	(1,745)	(2,786)
Cash and cash equivalents, beginning of period	7,601	15,324
Cash and cash equivalents, end of period	$5,856	$12,538

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

These statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 and should be read in conjunction with the Consolidated Financial Statements and notes included therein. These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No.167 “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN46(R) “Consolidation of Variable Interest Entities,” to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and also eliminates the quantitative approach previously required to determine the primary beneficiary of a variable interest entity. SFAS No.167 is effective for the first annual and interim reporting period beginning after November 15, 2009. Spherion is currently evaluating the impact of the provisions of SFAS No. 167 and does not expect this statement to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, Spherion adopted this standard during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued, as such, Spherion has evaluated subsequent events through the time of filing these financial statements with the SEC on August 5, 2009.

In April 2009, the FASB issued Staff Position ("FSP") FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires an acquirer to recognize at acquisition date the fair value of an asset acquired or liability assumed in a business combination that arises from a contingency, if the acquisition-date fair value can be determined during the measurement period. This FSP is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS141(R)-1 impacts Spherion’s accounting for future business combinations, if any.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires an entity to provide disclosures about fair value of financial instruments in interim financial reporting. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. Spherion adopted this standard during the second quarter of 2009 and, as such, included fair value disclosures in Note 5, “Financial Instruments and Fair Values.”

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Weighted average shares outstanding - Basic	52,030	54,352	52,162	55,049

Effect of dilutive share-based compensation	1,498	474	-	518
Weighted average shares outstanding - Diluted	53,528	54,826	52,162	55,567
Anti-dilutive options and restricted stock units
not included above	3,393	3,811	3,476	3,741

For the six months ended June 28, 2009, 1.0 million common stock equivalents were excluded from the computation of dilutive loss per share because Spherion reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive.

3. Goodwill and Intangible Assets

A summary of goodwill, tradenames and other intangibles are as follows (in thousands):

	Six Months Ended
	June 28,	December 28,
	2009	2008
Goodwill	$335	$-
Indefinite lived intangible assets - Tradenames	38,800	38,800
	39,135	38,800
Finite lived intangible assets:
Customer relationship intangibles and other	36,283	36,462
Accumulated amortization	(12,441)	(9,406)
	23,842	27,056
	$62,977	$65,856

Goodwill has been allocated to the Professional Services segment, and primarily relates to the acquisition of an area-based franchise during the first quarter of 2009.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

3. Goodwill and Intangible Assets (Continued)

Spherion's tradenames have been identified as having an indefinite useful life and are therefore not amortized. Amortization expense associated with finite lived intangible assets for the three months ended June 28, 2009 and June 29, 2008 was $1.6 million and $2.0 million, respectively. Amortization expense for the six months ended June 28, 2009 and June 29, 2008 was $3.3 million and $4.1 million, respectively. The finite lived intangible assets primarily relate to customer relationships, and are being amortized on an accelerated method over the estimated remaining useful life of the intangible asset ranging from 1 to 23 years.

Acquisition-related Integration Costs

As a result of our acquisitions of Technisource, Inc. (“Technisource”) and Todays Staffing, Inc. (“Todays Staffing”), Spherion recorded costs related to the integration of the acquired businesses and the elimination of duplicative activities. During the year ended December 30, 2007, Spherion recorded a liability of approximately $7.1 million, which consisted of $4.7 million for severance related to redundant positions and $2.4 million related to redundant facilities within the acquired businesses. Approximately $0.7 million was paid during 2007 and $4.0 million was paid in 2008 related to severance. Of the $2.4 million related to redundant facilities, $1.2 million was paid in lease costs during fiscal 2008 and $0.4 million was paid during the six months ended June 28, 2009. As of the end of the second quarter of 2009, the remaining liability balance pertaining to redundant facilities is approximately $0.8 million.

4. Restructuring and Other Charges

Due to the continued slowing of the U.S. economy and the decline of revenues and gross profit, Spherion incurred other charges of $0.4 million and $4.2 million for the three and six months ended June 28, 2009, respectively, for lease and severance-related costs related to the elimination of underutilized staff and the consolidation of certain branch locations. For the three and six months ended June 29, 2008, charges of $0.9 million and $1.9 million, respectively, were incurred primarily related to severance for redundant Spherion employees following the acquisitions of Technisource and Todays Staffing.

5. Financial Instruments and Fair Values

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, trade receivables and other assets approximates fair value due to the short-term maturities of these instruments. Spherion provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims. Spherion also provides cash deposits to various transaction processing vendors.

In estimating the fair value of derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. As of June 28, 2009, Spherion had one outstanding forward contract to sell CAD$6.2 million in July 2009. This derivative had a fair value or cost to unwind that is not material to Spherion’s consolidated results of operations.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

6. Long-Term Debt Obligation

On May 29, 2009, Spherion’s Canadian dollar revolving line of credit was terminated in anticipation of the amendment of its U.S. revolver. The original maturity date for this line of credit was July 2010. Spherion entered into an amended agreement in July 2009 for its U.S. revolver in the amount of $250 million. The amended U.S. revolver is secured by all of the Company’s domestic and Canadian accounts receivable, allows for Canadian and U.S. dollar borrowings and matures in July 2013. See Note 12, “Subsequent Events,” for further discussion.

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

On March 13, 2009, Spherion initially moved for summary judgment in the action filed against Spherion Corporation by Glidepath Holding B.V. and Jeimon Holdings N.V. in the U.S. District Court for the Southern District of New York. Spherion is seeking summary judgment dismissing plaintiff’s claims and in favor of Spherion’s counterclaims filed in the matter. The motion for summary judgment was fully briefed on May 1, 2009.

As of June 28, 2009, Spherion had $36.5 million in outstanding irrevocable letters of credit. These instruments primarily collaterize Spherion’s recorded obligations under workers’ compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. As of June 28, 2009, none of these irrevocable letters of credit had been drawn upon.

8. Comprehensive Income (Loss)

The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net earnings (loss)	$287	$2,306	$(6,449)	$3,588

Other comprehensive income:
Foreign currency translation adjustments
arising during the period, net of tax	79	266	49	(689)

Total comprehensive income (loss)	$366	$2,572	$(6,400)	$2,899

9. Stockholders’ Equity

On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. During the three and six months ended June 28, 2009, Spherion purchased 0.4 million shares for approximately $1.7 million, and 1.4 million shares for approximately $3.4 million, respectively. During the three and six months ended June 28, 2009, the average price per share repurchased was $4.15 and $2.36, respectively.

On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock. During the three and six months ended June 29, 2008, Spherion purchased 2.0 million shares for approximately $10.3 million, and 2.9 million for approximately $16.0 million, respectively. During the three and six months ended June 29, 2008, the average market price per share repurchased was $5.17 and $5.55, respectively. As of September 11, 2008, all $25.0 million of the Company’s common stock under the January 2008 program were repurchased.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

10. Discontinued Operations

Results from discontinued operations in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended
	June 28, 2009			June 29, 2008
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$-	$-
Pre-tax (loss) earnings from operations	$(203)	$13	$(190)	$(1,499)	$(157)	$(1,656)
Pre-tax loss on disposal	-	-	-	(3,038)	-	(3,038)
Income tax benefit (expense)	79	(5)	74	1,600	51	1,651
Net (loss) earnings from
discontinued operations	$(124)	$8	$(116)	$(2,937)	$(106)	$(3.043)

	Six Months Ended
	June 28, 2009			June 29, 2008
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$-	$-
Pre-tax (loss) earnings from operations	$(658)	$3	$(655)	$(3,011)	$(141)	$(3,152)
Pre-tax loss on disposal	-	-	-	(3,038)	-	(3,038)
Income tax benefit (expense)	257	(1)	256	2,191	45	2,236
Net (loss) earnings from
discontinued operations	$(401)	$2	$(399)	$(3,858)	$(96)	$(3,954)

Summarized activity by operating segment related to discontinued operations is as follows:

Professional Services

Net loss in the 2009 periods includes $0.7 million of pre-tax loss (net of a $0.3 million tax benefit) from operations due to expenses associated with the defense of certain legal matters associated with several of the businesses sold in 2004. Net loss for the 2008 period included $1.5 million of pre-tax expense, which was also related to legal fees associated with the defense of certain foreign legal matters. The pre-tax loss on disposal in 2008 was recorded to increase established reserves following the settlement of certain indemnification claims relating to the sale of the Australian education business in 2004.

Staffing Services

The 2009 and 2008 activity primarily represents additional expenses related to Spherion’s outplacement consulting business which was sold in the second quarter of 2007.

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

11. Segment Information

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

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Revenues:
Professional Services	$171,184	$245,444	$352,956	$499,512
Staffing Services	237,943	317,533	482,093	639,928
Segment revenues	$409,127	$562,977	$835,049	$1,139,440
Gross profit:
Professional Services	$47,253	$75,183	$95,601	$150,763
Staffing Services	35,897	55,004	70,650	107,592
Segment gross profit	$83,150	$130,187	$166,251	$258,355
Segment SG&A expenses:
Professional Services	$(39,299)	$(61,366)	$(84,973)	$(123,115)
Staffing Services	(36,550)	(53,445)	(75,357)	(107,383)
Segment SG&A	$(75,849)	$(114,811)	$(160,330)	$(230,498)
Segment operating profit:
Professional Services	$7,954	$13,817	$10,628	$27,648
Staffing Services	(653)	1,559	(4,707)	209
Segment operating profit	7,301	15,376	5,921	27,857

Unallocated corporate costs	(2,983)	(4,064)	(6,133)	(8,280)
Amortization expense	(1,625)	(2,043)	(3,255)	(4,087)
Interest expense	(727)	(1,575)	(1,485)	(3,324)
Interest income	37	72	90	251
Restructuring and other charges	(374)	(944)	(4,173)	(1,940)
Earnings (loss) from continuing
operations before income taxes	$1,629	$6,822	$(9,035)	$10,477

SPHERION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

12. Subsequent Events

On July 16, 2009, Spherion entered into an Amended and Restated Loan and Security Agreement (the “Agreement”), with several financial institutions. The Agreement amended and restated Spherion’s U.S. revolver dated July 24, 2003 (as amended).

The Agreement continues to provide for a $250 million asset based revolving credit facility and extends the maturity date of the credit facility to July 24, 2013. The Agreement also provides for Canadian dollar borrowings thereby eliminating the need for a separate Canadian dollar revolving line of credit. Interest rate spreads on borrowings and other commitments under the Agreement were increased compared to the spreads in the U.S. revolver by (i) 200 to 250 basis points for LIBOR based borrowings, (ii) 300 to 350 basis points for prime rate based borrowings, (iii) 187.5 to 237.5 basis points for letters of credit, and (iv) 25 to 37.5 basis points for the unused portion of the facility.

The Agreement also modified certain covenants, the most significant of which is a minimum fixed charge coverage requirement. If excess availability, as defined by the Agreement, falls below $30.0 million, Spherion is required to maintain a fixed charge coverage ratio of at least 1.1x. At June 28, 2009, Spherion would have been in compliance with all covenants of the Agreement had the Agreement been in effect as of that date as well as in compliance with the U.S. revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations or sales, and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability Spherion has to borrow against and as a result, Spherion’s liquidity and financial condition may be affected.

In accordance with SFAS No. 165, Spherion has evaluated subsequent events through the time of filing these financial statements with the SEC on August 5, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying notes thereto and related Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 28, 2008. Management’s Discussion and Analysis includes the following sections:

  Executive Summary

  Operating Results

  Liquidity and Capital Resources

  Off-Balance Sheet Arrangements

  Critical Accounting Policies

  Non-GAAP Financial Measures

  Forward-Looking Statements — Safe Harbor

Executive Summary

In light of weak economic conditions our goals in 2009 are as follows:

  First, continue our focus on sales activity among targeted customer groups: We have aligned sales resources and implemented sales activity and metrics monitoring processes to stabilize sales, particularly among our targeted small and mid-sized customers. During the second quarter of 2009, revenues from our small to mid-sized accounts (customers that do business with Spherion of $5 million or less, annually) represented 43.6% of total revenues compared with 48.5% in the same prior year period. Revenue volumes from our small to mid-sized accounts were impacted by weak economic conditions more than revenue volumes from our large accounts on a year over year basis.  We will continue to focus on our strategy to grow higher margin Professional Services and Recruitment Process Outsourcing ("RPO") businesses. In the second quarter, our Professional Services segment represented 41.8% of total revenue compared with 43.6% of total revenue in the same prior year period.

  Second, optimize cash flow: Throughout 2009, we have continued to adjust our cost structure as business volumes decreased due to the slowing economy. Based on our actions, we have reduced selling, general and administrative ("SG&A") expenses by $40.0 million in the second quarter of 2009 compared with the same prior year period. Our restructuring actions have positioned our 2009 SG&A expenses to be approximately 27% below total SG&A for 2008.  We have seen signs of stabilizing temporary staffing trends in the second quarter of 2009, but will continue to monitor SG&A expenses based on customer demand. We generated operating cash flow of $26.5 million through improved earnings compared with the first quarter of 2009 and solid working capital management. Operating cash flow was used primarily for debt reduction. Total debt was $6.6 million at the end of June 2009 compared with $31.2 million at the end of March 2009. Days sales outstanding ("DSO") decreased to 51 days in June 2009 compared with 53 days in March 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

Operating Results

Consolidated Operating Results

Three Months Ended June 28, 2009 Compared with June 29, 2008

Revenues in the second quarter of 2009 were $409.1 million, a decrease from $563.0 million in the prior year period.

Temporary employment in the U.S. decreased by 27.3% year over year in the second quarter of 2009 as estimated by the U.S. Bureau of Labor Statistics. Our combined temporary staffing and other revenue decreased 25.8% from the prior year.

Professional Services revenues decreased 30.3% compared with the prior year and Staffing Services revenues decreased 25.1% compared with the prior year. The decline in both our Professional and Staffing Services revenues is primarily due to lower business volumes within existing customers.

Gross profit in 2009 was $83.2 million. Gross profit margin decreased to 20.3% in the second quarter of 2009 compared with 23.1% for the same period in 2008. Gross profit margins decreased due to:
Lower permanent placement volumes (200 basis points); and

Declines in temporary staffing and other margins in Staffing Services (90 basis points) primarily due to a reduction in pay/bill spreads and in Professional Services (20 basis points) primarily due to higher payroll taxes and other employee burden costs; partially offset by

Higher RPO margins due to lower recruiting costs (30 basis points).

SG&A expenses decreased 33.7% to $78.8 million in the second quarter of 2009 from $118.9 million in the same period in 2008 due to the realization of acquisition related cost synergies and adjustments made to our cost structure as business volumes changed at the end of 2008 and into the first half of 2009.  As a percentage of gross profit, SG&A costs increased to 94.8% from 91.3% for the same period in 2008.

Restructuring and other charges were $0.4 million and $0.9 million in the second quarters of 2009 and 2008, respectively.  See Note 4, “Restructuring and Other Charges,” in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

Net interest expense was $0.7 million in the second quarter of 2009 compared with net interest expense of $1.5 million in the same period of the prior year. The decrease in interest expense is primarily due to the reduction in outstanding debt balances.

Our effective tax rate from continuing operations for the second quarter of 2009 was 75.3%, increasing from the prior year tax rate of 21.6%. The 2009 effective tax rate was higher as our pre-tax earnings were close to break even which caused the impact of permanent differences on the rate to be significant.

Earnings from continuing operations was $0.01 per diluted share for 2009 compared with earnings of $0.10 per share in 2008. Adjusted earnings per share from continuing operations in the second quarter of 2009 was $0.01 compared with $0.09 per share in the second quarter of 2008. The decrease in adjusted earnings per share reflects the impact of deleveraging in the business as the economy slowed and demand for recruiting and staffing declined. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

Six Months Ended June 28, 2009 Compared with June 29, 2008

Revenues in 2009 were $835.0 million, a decrease from $1.14 billion in the prior year period.

Temporary employment in the U.S. decreased by 26.0% in the first half of 2009 as estimated by the U.S. Bureau of Labor Statistics. Our combined temporary staffing and other revenue decreased 25.4% from the prior year.

Professional Services revenues decreased 29.3% compared with the prior year and Staffing Services revenues decreased 24.7% compared with the prior year. The decline in both our Professional and Staffing Services revenues is primarily due to lower business volumes within existing customers, although Staffing Services did have a mid-2008 customer loss as a result of unacceptable pricing.

Gross profit in 2009 was $166.3 million. Gross profit margin decreased to 19.9% in 2009 compared with 22.7% for the same period in 2008. Gross profit margins decreased due to:
Lower permanent placement volumes (180 basis points); and

Declines in temporary staffing and other margins in Staffing Services (90 basis points) primarily due to a reduction in pay/bill spreads and in Professional Services (20 basis points) primarily due to higher payroll taxes and other employee burden costs; partially offset by

Higher RPO margins due to lower recruiting costs (10 basis points).

SG&A expenses decreased 30.3% to $166.5 million in 2009 from $238.8 million in the same period in 2008. The decline in SG&A expenses is due to the realization of acquisition related cost synergies and adjustments made to our cost structure as business volumes changed over the past nine months. As a percentage of gross profit, SG&A costs increased to 100.1% from 92.4% for the same period in 2008.

Restructuring and other charges were $4.2 million and $1.9 million in 2009 and 2008, respectively. The charges in 2009 were primarily due to lease and severance-related costs. See Note 4, “Restructuring and Other Charges," in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

Net interest expense was $1.4 million in 2009 compared with net interest expense of $3.1 million in 2008. The decrease in interest expense is primarily due to the reduction in outstanding debt balances from $78.4 million at June 29, 2008 to $6.6 million at June 28, 2009.

Our effective tax rate from continuing operations for 2009 was 33.0%, increasing from the prior year tax rate of 28.0% and different from our statutory rate as a result of the impact of permanent differences and fixed state taxes.

Loss from continuing operations was $(0.12) per diluted share for 2009 compared with earnings of $0.14 per share in 2008. Adjusted earnings per share from continuing operations in 2009 was $(0.07) compared with $0.14 per share in 2008. The decrease in adjusted earnings per share reflects the impact of deleveraging in the business as the economy slowed and declining demand for recruiting and staffing services. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

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

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues:
Professional Services	$171,184	41.8%	$245,444	43.6%	$352,956	42.3%	$499,512	43.8%
Staffing Services	237,943	58.2%	317,533	56.4%	482,093	57.7%	639,928	56.2%
Total	$409,127	100.0%	$562,977	100.0%	$835,049	100.0%	$1,139,440	100.0%

		% of		% of		% of		% of
		Revenues		Revenues		Revenues		Revenues
Gross profit:
Professional Services	$47,253	27.6%	$75,183	30.6%	$95,601	27.1%	$150,763	30.2%
Staffing Services	35,897	15.1%	55,004	17.3%	70,650	14.7%	107,592	16.8%
Total	$83,150	20.3%	$130,187	23.1%	$166,251	19.9%	$258,355	22.7%

Segment SG&A:
Professional Services	$(39,299)		$(61,366)		$(84,973)		$(123,115)
Staffing Services	(36,550)		(53,445)		(75,357)		(107,383)
Total	(75,849)		(114,811)		(160,330)		(230,498)

Segment operating profit:
Professional Services	$7,954		$13,817		$10,628		$27,648
Staffing Services	(653)		1,559		(4,707)		209
Total	7,301		15,376		5,921		27,857

Unallocated corporate costs	(2,983)		(4,064)		(6,133)		(8,280)
Amortization expense	(1,625)		(2,043)		(3,255)		(4,087)
Interest expense	(727)		(1,575)		(1,485)		(3,324)
Interest income	37		72		90		251
Restructuring and other charges	(374)		(944)		(4,173)		(1,940)
Earnings (loss) from continuing
operations before income taxes	$1,629		$6,822		$(9,035)		$10,477

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

Segment Operating Results

Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Information Technology	$112,673	65.8%	$151,060	61.5%	$229,970	65.1%	$309,200	61.9%
Finance & Accounting	22,990	13.5%	29,584	12.1%	45,421	12.9%	58,412	11.7%
Administration	18,848	11.0%	33,520	13.7%	41,279	11.7%	65,452	13.1%
Other	16,673	9.7%	31,280	12.7%	36,286	10.3%	66,448	13.3%
Segment revenues	$171,184	100.0%	$245,444	100.0%	$352,956	100.0%	$499,512	100.0%

Revenues by Service:
Temporary Staffing & Other	$166,475	97.2%	$229,341	93.4%	$343,136	97.2%	$469,711	94.0%
Permanent Placement	4,709	2.8%	16,103	6.6%	9,820	2.8%	29,801	6.0%
Segment revenues	$171,184	100.0%	$245,444	100.0%	$352,956	100.0%	$499,512	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing & Other	25.6%		25.8%		25.0%		25.8%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	27.6%		30.6%		27.1%		30.2%

Three Months Ended June 28, 2009 Compared with June 29, 2008

Revenues — Professional Services revenues were $171.2 million or 41.8% of total revenue in the second quarter of 2009 compared with $245.4 million in the same period of the prior year. The 30.3% decrease in revenues was attributable to lower demand from customers across all service lines due to the continued economic slowdown in the second quarter of 2009. Although demand for our services has weakened during the economic downturn, we continue to focus on our strategy to increase higher margin professional revenues.

  By skill — Information technology ("IT") decreased 25.4% in the second quarter of 2009 compared with the same period in the prior year primarily due to lower demand from several large customers, particularly within the local government and financial sectors. Revenue declines within finance and accounting and administration reflect lower customer demand particularly for permanent placement services. Other skills decreased 46.7% and primarily reflects a slow down in our RPO business due to client hiring freezes and deferrals. Demand across all skill categories has decreased in the second quarter of 2009 as overall temporary staffing employment levels have declined and customers have continued to reduce permanent hiring.

  By service — Temporary staffing and other decreased 27.4% in the second quarter compared with the same prior year period due to the slower economy which has resulted in lower demand from both large and small to mid-sized customers and lower RPO revenues. Permanent placement revenues decreased in the second quarter of 2009 compared with the second quarter in the prior year by $11.4 million, or 70.8%, as a result of customer decisions to freeze hiring due to economic uncertainty since the second half of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

Gross Profit — Professional Services gross profit decreased 37.1% to $47.3 million in the second quarter of 2009 from $75.2 million in the same period of the prior year. The overall gross profit margin was 27.6% in 2009 compared with 30.6% in the same period of the prior year. This 300 basis point decrease in gross profit margin was primarily due to a change in service mix due to lower permanent placement revenues (280 basis points) and lower temporary staffing and other margins driven by higher employee burden costs (80 basis points), a decline in pay/bill spreads (50 basis points) and lower RPO revenue mix (40 basis points), partially offset by lower billable expenses (150 basis points).

Segment Operating Profit — Professional Services segment operating profit was $8.0 million in the second quarter of 2009 compared with $13.8 million in the same period of the prior year. Although operating expenses decreased $22.1 million, as a percentage of gross profit, operating expenses increased to 83.2% from 81.6%. The increase in operating expenses as a percentage of gross profit was primarily due to deleveraging as business volumes and gross profit margins decreased.

Six Months Ended June 28, 2009 Compared with June 29, 2008

Revenues — Professional Services revenues decreased 29.3% to $353.0 million in 2009 from $499.5 million in the same period of the prior year. The decrease in revenues was attributable to the lower business volumes from customers across all service lines due to the continued economic slowdown in the first half of 2009.

  By skill — IT decreased 25.6% from the same period in the prior year primarily due to the completion of a large IT staffing project in mid-2008 and lower demand from several large customers. Revenues from finance and accounting and administration decreased 30.0% compared with the prior year due to lower customer demand particularly for permanent placement services. Other skills decreased 45.4% and primarily reflects a slow down in our RPO business due to client hiring freezes and deferrals as the U.S. economy has continued to slow.

  By service — Temporary staffing and other decreased 26.9% in the first half of the year compared with the same prior year period due to the slower economy which has resulted in lower demand from customers and lower RPO revenues, which have decreased 48.9% year over year. Permanent placement revenues decreased by 67.0%, as a result of customer decisions to defer hiring due to economic uncertainty since the second half of 2008.

Gross Profit — Professional Services gross profit decreased 36.6% to $95.6 million in 2009 from $150.8 million in the same period of the prior year. The overall gross profit margin was 27.1% in 2009 compared with 30.2% in the same period of the prior year. This 310 basis point decrease in gross profit margin was due to a change in service mix due to lower permanent placement revenues (240 basis points) and lower temporary staffing and other margins driven by higher burden costs, including employee benefits (90 basis points), lower pay/bill spreads (40 basis points) and lower RPO revenue mix (40 basis points), partially offset by less billable expenses (100 basis point).

Segment Operating Profit — Professional Services segment operating profit was $10.6 million in 2009 compared with $27.6 million in the same period of the prior year. Despite the decrease in operating expenses, as a percentage of gross profit, operating expenses increased to 88.9% from 81.7%. The increase in operating expenses as a percentage of gross profit was primarily due to deleveraging as business volumes and gross profit margins decreased.

Outlook — We continue to focus on the execution of our strategy to expand our higher margin Professional Services business through sales to our targeted small and mid-sized accounts, while leveraging opportunities to sell Professional Services to our existing larger customers. We continue to carefully monitor gross profit trends and expense levels, while keeping Spherion positioned to respond to growth opportunities in Professional Services markets in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

Three Months Ended					Six Months Ended
June 28, 2009			June 29, 2008		June 28, 2009		June 29, 2008
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Clerical	$151,296	63.6%	$191,655	60.4%	$312,454	64.8%	$383,721	60.0%
Light Industrial	86,647	36.4%	125,878	39.6%	169,639	35.2%	256,207	40.0%
Segment revenues	$237,943	100.0%	$317,533	100.0%	$482,093	100.0%	$639,928	100.0%

Revenues by Service:
Temporary Staffing & Other	$236,629	99.4%	$314,030	98.9%	$479,009	99.4%	$631,879	98.7%
Permanent Placement	1,314	0.6%	3,503	1.1%	3,084	0.6%	8,049	1.3%
Segment revenues	$237,943	100.0%	$317,533	100.0%	$482,093	100.0%	$639,928	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing & Other	14.6%		16.4%		14.1%		15.8%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	15.1%		17.3%		14.7%		16.8%

Three Months Ended June 28, 2009 Compared with June 29, 2008

Revenues — Staffing Services revenues decreased to $237.9 million in the second quarter of 2009 from $317.5 million in the same period of the prior year. The decrease was primarily due to lower business volumes among existing customers and weaker employment levels in the U.S. and Canada due to the slowing economy.

  By skill — Clerical revenues decreased 21.1% in the second quarter of 2009 compared with the same period in the prior year primarily due to lower demand among various customers, primarily in the distribution, technology and financial service industries. Light industrial revenues decreased 31.2% from prior year levels due to lower business volumes among several of our customers, primarily in the manufacturing, technology and retail industries, and the loss of a large customer in mid-2008 due to unacceptable pricing.

  By service — Temporary staffing and other revenues decreased 24.6% compared with the same period last year due to lower volumes in both our U.S. and Canadian operations due to the slowing economy. Permanent placement revenues decreased to $1.3 million in the second quarter of 2009 from $3.5 million in the prior year. This decrease is primarily due to weaker customer demand as a result of the slower economic growth and weaker employment trends in the U.S and Canada.

Gross Profit — Gross profit decreased to $35.9 million or 15.1% of revenue in the second quarter of 2009 compared with $55.0 million or 17.3% in the same prior year period. The decrease of 220 basis points in the overall gross profit margin was due to lower pay/bill spreads (100 basis points), higher payroll taxes and other employee burdens, including higher workers’ compensation costs (75 basis points) and a change in revenue mix resulting from lower permanent placement revenues (45 basis points).

Segment Operating (Loss) Profit — Staffing Services segment operating loss was $0.7 million in the second quarter of 2009 compared with operating profit of $1.6 million in the same period of the prior year. Operating expenses decreased by $16.9 million or 31.6% year over year, but increased as a percentage of gross profit to 101.8% compared with 97.2% in the same period of the prior year. Higher operating expenses as a percentage of gross profit are due to deleveraging as volumes and gross profit margins decreased faster than operating expenses were reduced.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

Six Months Ended June 28, 2009 Compared with June 29, 2008

Revenues — Staffing Services revenues decreased to $482.1 million in 2009 from $639.9 million in the same period of the prior year. The decrease was primarily due to lower business volumes among existing customers in the U.S. and Canada due to the slowing economy and the loss of a large customer due to unacceptable pricing.

By skill — Clerical revenues decreased 18.6% in 2009 compared with the same period in the prior year primarily due to the slowing economy, which resulted in lower demand among various customers. Light industrial revenues decreased 33.8% from prior year levels due to the loss of a large customer due to unacceptable pricing in mid-2008 and lower volumes among several of our customers.

By service — Temporary staffing and other revenues decreased 24.2% compared with the same period last year due to the loss of a large customer in mid-2008 resulting from unacceptable pricing and lower volumes in both our U.S. and Canadian operations due to the slowing economy. Permanent placement revenues decreased 61.7% in 2009 compared with the same period in the prior year primarily due to weaker customer demand as a result of the slower economic growth and weaker employment trends in the U.S and Canada.

Gross Profit — Gross profit decreased to $70.7 million or 14.7% of revenue in 2009 compared with $107.6 million or 16.8% in the same prior year period. The decrease of 210 basis points in gross profit margin was due to lower pay/bill spreads (95 basis points), higher payroll taxes and other employee burdens, including workers’ compensation costs (65 basis points) and a change in revenue mix resulting from lower permanent placement revenues (50 basis points).

Segment Operating (Loss) Profit — Staffing Services segment operating loss was $4.7 million in 2009 compared with operating profit of $0.2 million in the same period of the prior year. Operating expenses decreased by $32.0 million year over year, but increased as a percentage of gross profit to 106.7% compared with 99.8% in the same period of the prior year. Higher operating expenses as a percentage of gross profit are due to deleveraging as volumes and gross profit margins decreased faster than operating expenses were reduced.

Outlook — We continue to focus on executing our strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts to obtain higher gross margins. During the second quarter of 2009, we have begun seeing signs of stabilizing revenue trends, especially for light industrial staffing. Despite these early signs of improvement in the business, sales activity and improving operating leverage remain our major areas of focus for the remainder of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

Unallocated Corporate Costs

Unallocated corporate costs were $3.0 million and $4.1 million in the second quarters of 2009 and 2008, respectively. Unallocated costs as a percentage of revenues were 0.7% in both the second quarters of 2009 and 2008. Unallocated costs were $6.1 million and $8.3 million for the six-month periods ended June 28, 2009 and June 29, 2008, respectively.

Liquidity and Capital Resources

Cash Flows

As of June 28, 2009, we had total cash of $5.9 million (a decrease of $1.7 million from December 28, 2008). Total debt was $6.6 million as of June 28, 2009 compared with $39.3 million as of December 28, 2008. Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008
Cash Provided By (Used In):
Operating activities	$38,396	$36,640
Investing activities	(3,389)	6,966
Financing activities	(36,901)	(46,410)
Effect of exchange rates	149	18
Net decrease in cash and cash equivalents	$(1,745)	$(2,786)

Operating cash flows

Cash provided by operating activities for the six months ended June 28, 2009 was $38.4 million. Cash flow from operating activities before changes in working capital was $9.8 million, which decreased from $24.6 million in 2008 due to lower earnings as the slower economy negatively impacted our operating results. Lower working capital contributed $28.6 million to operating cash flow primarily due to a decrease in accounts receivable compared with year-end levels as a result of lower revenues in the first half of 2009. Additionally, cash provided by operating activities in 2009 was reduced by $7.7 million of cash used for severance and leases related to restructuring and other charges (included in “Accounts payable, income taxes payable, accrued liabilities and other liabilities” in the Condensed Consolidated Statements of Cash Flows).

Cash provided by operating activities for the six months ended June 29, 2008 was $36.6 million. Cash flow from operating activities before changes in working capital was $24.6 million. Lower working capital contributed $12.0 million to operating cash flow primarily due to a decrease in accounts receivable compared with 2007 year-end levels.

Investing cash flows

Cash used for investing activities of $3.4 million for the six months ended June 28, 2009 was primarily due to the payment of $1.8 million related to a 2007 acquisition and capital expenditures of $1.5 million which were primarily related to the implementation of an upgraded telecommunications system.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

Financing cash flows

Cash used in financing activities for the six months ended June 28, 2009 of $36.9 million was primarily related to the repayments on our lines of credit of $31.0 million, other debt of $2.8 million and $3.1 million for the purchase of treasury shares.

Cash used in financing activities for the six months ended June 29, 2008 of $46.4 million was primarily related to the repayments of our lines of credit and other debt of $30.5 million and the repurchase of common stock of $16.0 million.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements. However, our operating cash flow could be impacted by factors outside of our control.

On July 16, 2009, we entered into an Amended and Restated Loan and Security Agreement (the “Agreement”), with several financial institutions. The Agreement amended and restated Spherion’s U.S. revolver dated July 24, 2003 (as amended). The Agreement continues to provide for a $250 million asset based revolving credit facility and extends the maturity date of the credit facility to July 24, 2013. The Agreement also provides for Canadian dollar borrowings thereby eliminating the need for a separate Canadian dollar revolving line of credit.

As of June 28, 2009, there was $3.1 million outstanding under this facility, and as of June 29, 2008, there was $50.7 million outstanding. Assuming the terms of the Agreement were in effect as of June 28, 2009, total availability would have been $112.4 million (calculated as eligible receivables of $177.8 million, less: borrowings outstanding of $3.1 million, letters of credit of $36.5 million and a one week payroll reserve of $25.8 million). The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and would have been approximately 6.3% (prime rate plus 3.0% margin) as of June 28, 2009 had the Agreement been in effect on that date. Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.50% to 0.75% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 4.00%) plus a fixed fronting fee of 0.125% pursuant to the terms of the new Agreement. For further discussion on letters of credit, see Note 7, “Legal Proceedings and Contingencies.”

The Agreement also modified certain convenants, the most significant of which is a minimum fixed charge coverage requirement. If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x. At June 28, 2009, we would have been in compliance with all covenants of the Agreement had the Agreement been in effect as of that date as well as in compliance with the U.S. revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations or sales, and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

Off-Balance Sheet Arrangements

As of June 28, 2009, we had $36.5 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance. As of June 28, 2009, none of these irrevocable letters of credit had been drawn upon.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -Continued

Non-GAAP Financial Measures
RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Adjusted earnings (loss) from continuing operations	$631	$4,860	$(3,509)	$7,659
Adjustment of tax valuation allowance	-	1,064	-	1,064
Restructuring and other charges, net of tax benefit	(228)	(575)	(2,541)	(1,181)
Earnings (loss) from continuing operations	403	5,349	(6,050)	7,542
Loss from discontinued operations, net of tax	(116)	(3,043)	(399)	(3,954)
Net earnings (loss)	$287	$2,306	$(6,449)	$3,588

Per share-Diluted amounts :
Adjusted earnings (loss) from continuing operations	$0.01	$0.09	$(0.07)	$0.14
Adjustment of tax valuation allowance	-	0.02	-	0.02
Restructuring and other charges, net of tax benefit	-	(0.01)	(0.05)	(0.02)
(Loss) earnings from continuing operations	0.01	0.10	(0.12)	0.14
Loss from discontinued operations, net of tax	-	(0.06)	(0.01)	(0.07)
Net earnings (loss)	$0.01	$0.04	$(0.12)	$0.06

Weighted-average shares used in computation
of earnings (loss) per share	53,528	54,826	52,162	55,567

This Quarterly Report on Form 10-Q includes information extracted from consolidated financial information but not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements. Certain of this information are considered "non-GAAP financial measures" as defined by SEC rules. Specifically, adjusted earnings from continuing operations is a non-GAAP financial measure. Adjusted earnings from continuing operations excludes certain non-operating related charges. Items excluded from the calculation of adjusted earnings from continuing operations includes restructuring and other charges related to other cost reduction initiatives and adjustments to tax valuation allowances. Non-GAAP financial measures should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Condensed Consolidated Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended June 28, 2009, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 13, 2009, we initially moved for summary judgment in the action filed against Spherion Corporation by Glidepath Holding B.V. and Jeimon Holdings N.V. in the U.S. District Court for the Southern District of New York. We are seeking summary judgment dismissing plaintiff’s claims and in favor of our counterclaims filed in the matter. The motion for summary judgment was fully briefed on May 1, 2009.

ITEM 1A. RISK FACTORS

There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Spherion’s U.S. revolving line of credit provides for certain restrictions which restricts the ability to pay dividends in the event of default or under certain circumstances.

There were no sales of unregistered equity securities during the second quarter of 2009. The following table displays our purchases of the Company’s common stock during the second quarter of 2009:

Issuer Purchases of Equity Securities
		Average	Total Number of	Approximate Dollar
	Total	Price	Shares Purchased	Value of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program (1)	the Program (1)
Month 1
March 30, 2009 through April 26, 2009	-	$-	-	$-
Month 2
April 27, 2009 through May 24, 2009	144,724	3.91	144,724	-
Month 3
May 25, 2009 through June 28, 2009	256,016	4.29	256,016	-
Total	400,740	$4.15	400,740	$-

(1)

On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Stockholders was held on May 20, 2009.

(b)

The Annual Meeting involved the re-election of Class I directors William F. Evans, Roy G. Krause and Barbara Pellow. In addition, the term of the following directors continued after the Annual Meeting: Steven S. Elbaum, David R. Parker, Anne Szostak, James J. Forese, J. Ian Morrison and A. Michael Victory.

(c)	At the Annual Meeting, stockholders voted on the following matters:

ELECTION OF DIRECTORS

	Votes
Director	For	Withheld
William F. Evans	41,696,441	6,247,538
Roy G. Krause	41,907,901	6,036,078
Barbara Pellow	41,984,513	5,959,466

MANAGEMENT PROPOSALS

	Votes
	For	Against	Abstain
Ratification of Deloitte & Touche LLP as our
independent auditors for the 2009 fiscal year	47,486,294	437,749	19,935

(d)	Not applicable.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Exhibit Name
31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

Date: August 5, 2009	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)