Form 10-Q
period 2009-09-27
SPHERION CORP
filed 2009-11-04
CIK 914536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

_____________________________ FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009 Commission file number: 1-11997

SPHERION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3536544
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2050 Spectrum Boulevard, Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

(954) 308-7600
(Registrant’s telephone number, including area code)
_____________________________

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

     Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on October 25, 2009 was 50,861,091.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 27,	September 28,
	2009	2008
Revenues	$420,197	$542,175
Cost of services	338,558	423,628
Gross profit	81,639	118,547
Selling, general and administrative expenses	77,460	108,412
Amortization expense	1,624	2,037
Interest expense	1,228	1,573
Interest income	(41)	(69)
Restructuring and other charges	896	-
	81,167	111,953

Earnings from continuing operations before income taxes	472	6,594
Income tax expense	(525)	(2,486)

(Loss) earnings from continuing operations	(53)	4,108
Earnings from discontinued operations, net of tax	-	56

Net (loss) earnings	$(53)	$4,164

(Loss) earnings per share, Basic and Diluted:
(Loss) earnings from continuing operations	$-	$0.08
Earnings from discontinued operations	-	-
	$-	$0.08

Weighted average shares used in computation of (loss) earnings per share:
Basic	51,743	52,336
Diluted	51,743	52,873

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Nine Months Ended
	September 27,	September 28,
	2009	2008
Revenues	$1,255,246	$1,681,615
Cost of services	1,007,356	1,304,713
Gross profit	247,890	376,902
Selling, general and administrative expenses	243,923	347,190
Amortization expense	4,879	6,124
Interest expense	2,713	4,897
Interest income	(131)	(320)
Restructuring and other charges	5,069	1,940
	256,453	359,831

(Loss) earnings from continuing operations before income taxes	(8,563)	17,071
Income tax benefit (expense)	2,460	(5,421)

(Loss) earnings from continuing operations	(6,103)	11,650
Loss from discontinued operations, net of tax	(399)	(3,898)

Net (loss) earnings	$(6,502)	$7,752

(Loss) earnings per share, Basic:(1)
(Loss) earnings from continuing operations	$(0.12)	$0.22
Loss from discontinued operations	(0.01)	(0.07)
	$(0.12)	$0.14

(Loss) earnings per share, Diluted:
(Loss) earnings from continuing operations	$(0.12)	$0.21
Loss from discontinued operations	(0.01)	(0.07)
	$(0.12)	$0.14

Weighted average shares used in computation of (loss) earnings per share:
Basic	52,022	54,143
Diluted	52,022	54,668

(1) Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 27,	December 28,
	2009	2008
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$5,555	$7,601
Receivables, less allowance for doubtful accounts of $2,353 and
$2,978, respectively	229,499	269,203
Deferred tax asset	9,074	11,198
Other current assets	13,481	14,430
Total current assets	257,609	302,432
Property and equipment, net of accumulated depreciation of $136,009
and $128,323, respectively	54,275	67,269
Deferred tax asset	137,745	132,412
Goodwill, tradenames and other intangibles, net	61,380	65,856
Other assets	21,719	16,412
	$532,728	$584,381
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$15,671	$37,699
Accounts payable and other accrued expenses	59,327	67,638
Accrued salaries, wages and payroll taxes	47,594	49,888
Accrued insurance reserves	20,308	20,145
Accrued income tax payable	678	1,236
Other current liabilities	6,564	13,234
Total current liabilities	150,142	189,840
Long-term debt, net of current portion	1,541	1,646
Accrued insurance reserves	14,434	16,912
Deferred compensation	13,635	12,404
Other long-term liabilities	5,140	7,391
Total liabilities	184,892	228,193

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Treasury stock, at cost, 15,392,803 and 13,860,739 shares, respectively	(110,675)	(106,500)
Additional paid-in capital	852,872	850,653
Accumulated deficit	(398,384)	(391,882)
Accumulated other comprehensive income	3,370	3,264
Total stockholders' equity	347,836	356,188
	$532,728	$584,381

See accompanying notes to Condensed Consolidated Financial Statements.

SPHERION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 27,	September 28,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(6,502)	$7,752
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Discontinued operations loss on disposal, net of income tax	-	2,034
Depreciation and amortization	20,068	22,070
Deferred income tax (benefit) expense	(3,209)	2,019
Restructuring and other charges	5,069	1,940
Share-based compensation	2,127	3,127
Other non-cash charges	720	387
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	38,808	37,291
Other assets	(379)	(3,514)
Accounts payable and accrued liabilities	(26,128)	(29,400)
Net cash provided by operating activities	30,574	43,706
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,783)	(94)
Capital expenditures, net	(1,834)	(7,219)
Insurance reimbursements	-	17,123
Payments related to sale of discontinued operations	-	(5,301)
Other	498	399
Net cash (used in) provided by investing activities	(3,119)	4,908
Cash flows from financing activities:
Debt repayments	(3,587)	(3,233)
Repayments of lines of credit, net	(20,501)	(21,630)
Proceeds from issuance of securities through employee benefit plans	-	59
Purchases of treasury stock	(5,455)	(25,312)
Other, net	-	3
Net cash used in financing activities	(29,543)	(50,113)
Effect of exchange rates on cash and cash equivalents	42	177
Net decrease in cash and cash equivalents	(2,046)	(1,322)
Cash and cash equivalents, beginning of period	7,601	15,324
Cash and cash equivalents, end of period	$5,555	$14,002

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

     Spherion has evaluated subsequent events through the time of filing these financial statements with the SEC on November 4, 2009, and noted there were no events that are subject to recognition or disclosure.

     New Accounting Pronouncements

     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” [Accounting Standards Codification (“ASC 105-10”)]. SFAS 168 establishes the Codification as the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; uthoritative and non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Spherion adopted this standard during the third quarter of 2009. SFAS 168 did not have an impact on Spherion’s financial position, results of operations or cash flows.

     In June 2009, the FASB issued SFAS No.167 “Amendments to FASB Interpretation No. 46(R)” [ASC 810-10]. SFAS No. 167 amends FIN46(R) “Consolidation of Variable Interest Entities,” to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and also eliminates the quantitative approach previously required to determine the primary beneficiary of a variable interest entity. SFAS No.167 is effective for the first annual and interim reporting period beginning after November 15, 2009. Spherion is currently evaluating the impact of the provisions of SFAS No. 167 and does not expect this statement to have a material impact on its financial statements.

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Weighted average shares outstanding - Basic	51,743	52,336	52,022	54,143

Effect of dilutive share-based compensation	-	537	-	525
Weighted average shares outstanding - Diluted	51,743	52,873	52,022	54,668
Anti-dilutive options and restricted stock units
not included above	3,234	3,701	3,395	3,682

     For the nine months ended September 27, 2009, 1.3 million common stock equivalents were excluded from the computation of dilutive loss per share because Spherion reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive.

3. Goodwill and Intangible Assets

      A summary of goodwill, tradenames and other intangibles are as follows (in thousands):

	As of
	September 27,	December 28,
	2009	2008
Goodwill	$335	$-
Indefinite lived intangible assets – Tradenames	38,800	38,800
	39,135	38,800
Finite lived intangible assets:
Customer relationship intangibles and other	36,314	36,462
Accumulated amortization	(14,069)	(9,406)
	22,245	27,056
	$61,380	$65,856

     Goodwill has been allocated to the Professional Services segment, and primarily relates to the acquisition of an area-based franchise during the first quarter of 2009.

SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued) (unaudited)

3. Goodwill and Intangible Assets (Continued)

     Spherion's tradenames have been identified as having an indefinite useful life and are therefore not amortized. Amortization expense associated with finite lived intangible assets for the three months ended September 27, 2009 and September 28, 2008 was $1.6 million and $2.0 million, respectively. Amortization expense for the nine months ended September 27, 2009 and September 28, 2008 was $4.9 million and $6.1 million, respectively. The finite lived intangible assets primarily relate to customer relationships, and are being amortized on an accelerated method over the estimated remaining useful life of the intangible asset ranging from 1 to 23 years.

     Acquisition-related Integration Costs

     As a result of our acquisitions of Technisource, Inc. (“Technisource”) and Todays Staffing, Inc. (“Todays Staffing”), Spherion recorded costs related to the integration of the acquired businesses and the elimination of duplicative activities. During the year ended December 30, 2007, Spherion recorded a liability of approximately $7.1 million, which consisted of $4.7 million for severance related to redundant positions and $2.4 million related to redundant facilities within the acquired businesses. As of December 28, 2008, all severance liabilities were paid. Of the $2.4 million related to redundant facilities, $1.2 million was paid during fiscal 2008 and $0.8 million was paid during the nine months ended September 27, 2009. As of the end of the third quarter of 2009, the remaining liability balance pertaining to redundant facilities is approximately $0.4 million.

4. Restructuring and Other Charges

     Due to the contraction of the U.S. economy and the continued decline of revenues and gross profit, Spherion incurred other charges of $0.9 million and $5.1 million for the three and nine months ended September 27, 2009, respectively, for lease and severance-related costs related to the elimination of underutilized staff and the consolidation of certain branch locations. For the nine months ended September 28, 2008, charges of $1.9 million were incurred primarily related to severance for redundant Spherion employees following the acquisitions of Technisource and Todays Staffing.

5. Financial Instruments and Fair Values

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

     The carrying amount of cash and cash equivalents, trade receivables and all other financial instruments, including debt, approximates fair value as the instruments are short-term in nature or contain market rates of interest.

     In estimating the fair value of derivative positions, Spherion utilizes quoted market prices, if available, or quotes obtained from outside sources. As of September 27, 2009, Spherion had one outstanding forward contract to sell CAD$6.2 million in October 2009. This derivative had a fair value or cost to unwind that is not material to Spherion’s consolidated results of operations.

SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued) (unaudited)

6. Long-Term Debt Obligation

     On July 16, 2009, Spherion entered into an Amended and Restated Loan and Security Agreement (the “Agreement”), with several financial institutions. The Agreement amended and restated Spherion’s U.S. revolver dated July 24, 2003 (as amended). The amended U.S. revolver is secured by all of the Company’s domestic and Canadian accounts receivable and allows for Canadian and U.S. dollar borrowings.

     The Agreement extends the maturity date of the Company’s $250 million asset based revolving credit facility to July 24, 2013. The Agreement also provides for Canadian dollar borrowings thereby eliminating the need for a separate Canadian dollar revolving line of credit. Interest rate spreads on borrowings and other commitments under the Agreement were increased compared to the spreads in the U.S. revolver by (i) 200 to 250 basis points for LIBOR based borrowings, (ii) 300 to 350 basis points for prime rate based borrowings, (iii) 187.5 to 237.5 basis points for letters of credit, and (iv) 25 to 37.5 basis points for the unused portion of the facility.

     The Agreement also modified certain covenants, the most significant of which is a minimum fixed charge coverage requirement. If excess availability, as defined by the Agreement, falls below $30.0 million, Spherion is required to maintain a fixed charge coverage ratio of at least 1.1x. At September 27, 2009, Spherion was in compliance with all covenants of the the U.S. revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations or sales, and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability Spherion has to borrow against and as a result, Spherion’s liquidity and financial condition may be affected.

7. Legal Proceedings and Contingencies

     In connection with the disposition of certain subsidiaries, Spherion, from time to time provides routine indemnifications for certain liabilities that arose prior to a disposition date. Liabilities related to these indemnifications have been appropriately accounted for in the Condensed Consolidated Balance Sheets.

     Spherion, in the ordinary course of its business, is or may be threatened with or named as a defendant in various lawsuits. Spherion maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that Spherion insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, and fidelity losses. Spherion’s management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on Spherion’s financial condition, results of operations or cash flows.

     As of September 27, 2009, Spherion had $37.0 million in outstanding irrevocable letters of credit. These instruments primarily collaterize Spherion’s recorded obligations under workers’ compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. As of September 27, 2009, none of these irrevocable letters of credit had been drawn upon.

SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued) (unaudited)

8. Comprehensive Income (Loss)

     The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net (loss) earnings	$(53)	$4,164	$(6,502)	$7,752

Other comprehensive income:
Foreign currency translation adjustments
arising during the period, net of tax	57	(552)	106	(1,241)

Total comprehensive income (loss)	$4	$3,612	$(6,396)	$6,511

9. Stockholders’ Equity

     On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. During the three and nine months ended September 27, 2009, Spherion purchased 0.4 million shares for approximately $2.3 million, and 1.8 million shares for approximately $5.7 million, respectively. During the three and nine months ended September 27, 2009, the average price per share repurchased was $5.74 and $3.11, respectively.

     On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock. During the three and nine months ended September 28, 2008, Spherion purchased 1.8 million shares for approximately $9.0 million, and 4.6 million for approximately $25.0 million, respectively. During the three and nine months ended September 28, 2008, the average price per share repurchased was $5.11 and $5.40, respectively. As of September 11, 2008, all $25.0 million of the Company’s common stock under the January 2008 program were repurchased.

SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued) (unaudited)

10. Discontinued Operations

     Results from discontinued operations in the accompanying Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended
	September 27, 2009			September 28, 2008
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$-	$-
Pre-tax earnings (loss) from operations	$-	$-	$-	$172	$(80)	$92
Income tax (expense) benefit	-	-	-	(48)	12	(36)
Net earnings (loss) from discontinued
operations	$-	$-	$-	$124	$(68)	$56

	Nine Months Ended
	September 27, 2009			September 28, 2008
	Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$-	$-
Pre-tax (loss) earnings from operations	$(658)	$3	$(655)	$(2,839)	$(221)	$(3,060)
Pre-tax loss on disposal	-	-	-	(3,038)	-	(3,038)
Income tax benefit (expense)	257	(1)	256	2,143	57	2,200
Net (loss) earnings from discontinued
operations	$(401)	$2	$(399)	$(3,734)	$(164)	$(3,898)

     Summarized activity by operating segment related to discontinued operations is as follows:

Professional Services

     Net loss in the 2009 periods includes $0.7 million of pre-tax loss (net of a $0.3 million tax benefit) from operations due to expenses associated with the defense of certain legal matters associated with several of the businesses sold in 2004. Net loss for the 2008 period included $2.6 million of pre-tax expense, which was also related to legal fees associated with the defense of certain foreign legal matters. The pre-tax loss on disposal in 2008 was recorded to increase established reserves following the settlement of certain indemnification claims relating to the sale of the Australian education business in 2004.

Staffing Services

     The 2008 activity primarily represents additional expenses related to Spherion’s outplacement consulting business which was sold in the second quarter of 2007.

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

     Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Revenues:
Professional Services	$160,873	$225,348	$513,829	$724,860
Staffing Services	259,324	316,827	741,417	956,755
Segment revenues	$420,197	$542,175	$1,255,246	$1,681,615
Gross profit:
Professional Services	$43,045	$65,723	$138,646	$216,486
Staffing Services	38,594	52,824	109,244	160,416
Segment gross profit	$81,639	$118,547	$247,890	$376,902
Segment SG&A expenses:
Professional Services	$(35,995)	$(56,671)	$(120,968)	$(179,786)
Staffing Services	(38,371)	(47,492)	(113,728)	(154,875)
Segment SG&A	$(74,366)	$(104,163)	$(234,696)	$(334,661)
Segment operating profit:
Professional Services	$7,050	$9,052	$17,678	$36,700
Staffing Services	223	5,332	(4,484)	5,541
Segment operating profit	7,273	14,384	13,194	42,241

Unallocated corporate costs	(3,094)	(4,249)	(9,227)	(12,529)
Amortization expense	(1,624)	(2,037)	(4,879)	(6,124)
Interest expense	(1,228)	(1,573)	(2,713)	(4,897)
Interest income	41	69	131	320
Restructuring and other charges	(896)	-	(5,069)	(1,940)
Earnings (loss) from continuing operations
before income taxes	$472	$6,594	$(8,563)	$17,071

SPHERION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued) (unaudited)

12. Stockholder Rights Plan

     On September 9, 2009, Spherion entered into an Amendment to its Rights Agreement with the Bank of New York Mellon (the “Rights Agreement”). The amendment to the Rights Agreement is intended to help preserve the value of the net operating loss benefits and other deferred tax assets of Spherion. The value of tax assets that the Company seeks to protect by this amendment is approximately $147 million, as reflected on the Company’s balance sheet as of September 27, 2009. The Company’s ability to use its net operating losses (“NOLs”) and other tax benefits would be substantially limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if an “ownership change” occurred – generally, a greater than 50 percentage point change in ownership of common stock by shareholders owning (or deemed to own under Section 382 of the Code) five percent or more of a corporation’s stock over a defined period of time. The Company’s Rights Agreement was amended to reduce the likelihood of an unintended “ownership change” occurring as a result of ordinary buying and selling of the Company’s common stock. The Company regularly monitors ownership changes (as calculated for purposes of Section 382) and, as of September 27, 2009, we were below the 50 percent ownership change level that would limit our ability to utilize our NOLs. This amendment to the Rights Agreement will expire if not approved by the Company’s stockholders before September 1, 2010, or at such time as the Board determines no tax assets may be carried forward or that the preservation of the assets pursuant to the amendment is no longer necessary.

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
  Contractual Obligations
  Off-Balance Sheet Arrangements
  Critical Accounting Policies
  Non-GAAP Financial Measures
  Forward-Looking Statements — Safe Harbor

Executive Summary

     In light of weak economic conditions our goals in 2009 are as follows:

  First, continue our focus on sales activity among targeted customer groups: We have aligned sales resources and implemented sales activity and metrics monitoring processes to continue to stabilize our sales, particularly among our targeted small and mid-sized customers. During the third quarter of 2009, revenues from our small to mid- sized accounts (customers that do business with Spherion of $5 million or less, annually) represented 42.6% of total revenues compared with 51.1% in the same prior year period. Revenue volumes from our small to mid-sized accounts were impacted by weak economic conditions more than revenue volumes from our large accounts on a year over year basis. In addition, we continue to focus on our strategy to grow higher margin Professional Services and Recruitment Process Outsourcing ("RPO") businesses. In the third quarter, our Professional Services segment represented 38.3% of total revenue.

  Second, optimize cash flow: Throughout 2009, we have continued to adjust our cost structure as business volumes decreased due to the slowing economy. Based on our actions, we have reduced selling, general and administrative ("SG&A") expenses by $31.0 million in the third quarter of 2009 compared with the same prior year period. We continue to see signs of stabilizing temporary staffing trends in the third quarter of 2009, but will monitor SG&A and adjust expenses based on customer demand. We generated operating cash flow of $30.6 million and were able to reduce debt by $22.1 million in 2009. Days sales outstanding (“DSO”) remained stable at 50 days in September 2009 compared with June 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operating Results

Consolidated Operating Results

        Three Months Ended September 27, 2009 Compared with September 28, 2008

Revenues in the third quarter of 2009 were $420.2 million, a decrease from $542.2 million in the prior year period.
Temporary employment in the U.S. decreased by 24.5% year over year in the third quarter of 2009 as estimated by the U.S. Bureau of Labor Statistics. For the same period, our combined temporary staffing and other revenue decreased 21.4% from the prior year.
Professional Services revenues decreased 28.6% compared with the prior year and Staffing Services revenues decreased 18.1% compared with the prior year. The decline in both our Professional and Staffing Services revenues is primarily due to lower business volumes within existing customers. Within Staffing Services, revenues were up 9.0% sequentially compared with the second quarter of 2009. Within Professional Services, revenues were down 6.0% sequentially compared with the second quarter of 2009.

Gross profit in 2009 was $81.6 million. Gross profit margin decreased to 19.4% in the third quarter of 2009 compared with 21.9% for the same period in 2008. Gross profit margins decreased due to:
A shift in business mix, primarily lower permanent placement volumes (150 basis points); and
Declines in temporary staffing and other margins in Staffing Services (90 basis points) primarily due to a reduction in pay/bill spreads and in Professional Services (30 basis points) due to lower pay/bill spreads, higher payroll taxes and other employee burden costs; partially offset by
Higher RPO margins due to lower recruiting costs (20 basis points).

SG&A expenses decreased 28.6% to $77.5 million in the third quarter of 2009 from $108.4 million in the same period in 2008 due to the realization of acquisition related cost synergies and adjustments made to our cost structure as business volumes changed at the end of 2008 and into the first half of 2009. As a percentage of gross profit, SG&A costs increased to 94.9% from 91.5% for the same period in 2008.

Restructuring and other charges were $0.9 million in the third quarter of 2009 for lease and severance-related costs. See Note 4, “Restructuring and Other Charges,” in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

Net interest expense was $1.2 million in the third quarter of 2009 compared with net interest expense of $1.5 million in the same period of the prior year. The decrease in interest expense is primarily due to the reduction in average outstanding debt balances from $85.3 million at September 28, 2008 to $17.2 million at September 27, 2009, partially offset by higher interest rate spreads under the amended credit facility.

Our effective tax rate from continuing operations for the third quarter of 2009 was 111.2%, increasing from the prior year tax rate of 37.7%. The 2009 effective tax rate was higher as our pre-tax earnings were close to break even which caused the impact of permanent differences and fixed state taxes on the rate to be significant.

Loss from continuing operations were $0.00 per diluted share for 2009 compared with earnings of $0.08 per share in 2008. Adjusted earnings per share from continuing operations in the third quarter of 2009 were $0.01 compared with $0.08 per share in the third quarter of 2008. The decrease in earnings per share reflects the impact of deleveraging in the business as the economy slowed and demand for recruiting and staffing declined. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 27, 2009 Compared with September 28, 2008

Revenues in 2009 were $1.3 billion, a decrease from $1.7 billion in the prior year period.
Temporary employment in the U.S. decreased by 25.4% in the first nine months of 2009 as estimated by the U.S. Bureau of Labor Statistics. Our combined temporary staffing and other revenue decreased 24.1% from the prior year.
Professional Services revenues decreased 29.1% compared with the prior year and Staffing Services revenues decreased 22.5% compared with the prior year. The decline in both our Professional and Staffing Services revenues is primarily due to lower business volumes within existing customers.

Gross profit in 2009 was $247.9 million. Gross profit margin decreased to 19.7% in 2009 compared with 22.4% for the same period in 2008. Gross profit margins decreased due to:
Lower permanent placement volumes (170 basis points); and
Declines in temporary staffing and other margins in Staffing Services (90 basis points) primarily due to a reduction in pay/bill spreads, higher payroll taxes and workers’ compensation costs and in Professional Services (20 basis points) primarily due to lower pay/bill spreads, higher payroll taxes and other employee burden costs; partially offset by
Higher RPO margins due to lower recruiting costs (10 basis points).

SG&A expenses decreased 29.7% to $243.9 million in 2009 from $347.2 million in the same period in 2008. The decline in SG&A expenses is due to the realization of acquisition related cost synergies and adjustments made to our cost structure as business volumes changed over the past year. As a percentage of gross profit, SG&A costs increased to 98.4% from 92.1% for the same period in 2008.

Restructuring and other charges were $5.1 million and $1.9 million in 2009 and 2008, respectively. The charges in 2009 were primarily due to lease and severance-related costs. See Note 4, “Restructuring and Other Charges,” in the accompanying notes to the Condensed Consolidated Financial Statements for further discussion.

Net interest expense was $2.6 million in 2009 compared with net interest expense of $4.6 million in 2008. The decrease in interest expense is primarily due to the reduction in average outstanding debt balances.

Our effective tax rate from continuing operations for 2009 was 28.7%, decreasing from the prior year tax rate of 31.8% and different from our statutory rate as a result of the impact of permanent differences and fixed state taxes.

Loss from continuing operations was $(0.12) per diluted share for 2009 compared with earnings of $0.21 per share in 2008. Adjusted loss per share from continuing operations in 2009 was $(0.06) compared with earnings of $0.22 per share in 2008. The decrease in earnings per share reflects the impact of deleveraging in the business as the economy slowed and declining demand for recruiting and staffing services. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

     Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues:
Professional Services	$160,873	38.3%	$225,348	41.6%	$513,829	40.9%	$724,860	43.1%
Staffing Services	259,324	61.7%	316,827	58.4%	741,417	59.1%	956,755	56.9%
Total	$420,197	100.0%	$542,175	100.0%	$1,255,246	100.0%	$1,681,615	100.0%

		% of		% of		% of		% of
		Revenues		Revenues		Revenues		Revenues
Gross profit:
Professional Services	$43,045	26.8%	$65,723	29.2%	$138,646	27.0%	$216,486	29.9%
Staffing Services	38,594	14.9%	52,824	16.7%	109,244	14.7%	160,416	16.8%
Total	$81,639	19.4%	$118,547	21.9%	$247,890	19.7%	$376,902	22.4%

Segment SG&A:
Professional Services	$(35,995)		$(56,671)		$(120,968)		$(179,786)
Staffing Services	(38,371)		(47,492)		(113,728)		(154,875)
Total	(74,366)		(104,163)		(234,696)		(334,661)

Segment operating profit:
Professional Services	$7,050		$9,052		$17,678		$36,700
Staffing Services	223		5,332		(4,484)		5,541
Total	7,273		14,384		13,194		42,241

Unallocated corporate costs	(3,094)		(4,249)		(9,227)		(12,529)
Amortization expense	(1,624)		(2,037)		(4,879)		(6,124)
Interest expense	(1,228)		(1,573)		(2,713)		(4,897)
Interest income	41		69		131		320
Restructuring and other charges	(896)		-		(5,069)		(1,940)
Earnings (loss) from continuing
operations before income taxes	$472		$6,594		$(8,563)		$17,071

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results

     Professional Services

     Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Information Technology	$110,584	68.7%	$142,074	63.0%	$340,554	66.3%	$451,274	62.3%
Finance & Accounting	20,527	12.8%	25,758	11.4%	65,948	12.9%	84,170	11.6%
Administration	14,431	9.0%	29,709	13.2%	55,710	10.8%	95,161	13.1%
Other	15,331	9.5%	27,807	12.4%	51,617	10.0%	94,255	13.0%
Segment revenues	$160,873	100.0%	$225,348	100.0%	$513,829	100.0%	$724,860	100.0%

Revenues by Service:
Temporary Staffing & Other	$156,024	97.0%	$213,112	94.6%	$499,160	97.1%	$682,823	94.2%
Permanent Placement	4,849	3.0%	12,236	5.4%	14,669	2.9%	42,037	5.8%
Segment revenues	$160,873	100.0%	$225,348	100.0%	$513,829	100.0%	$724,860	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing & Other	24.5%		25.1%		24.8%		25.5%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	26.8%		29.2%		27.0%		29.9%

Three Months Ended September 27, 2009 Compared with September 28, 2008

     Revenues — Professional Services revenues were $160.9 million or 38.3% of total revenue in the third quarter of 2009 compared with $225.3 million or 41.6% of total revenue in the same period of the prior year. The 28.6% decrease in revenues in the third quarter of 2009 was attributable to lower demand from customers across all service lines and skill categories due to the continued economic slowdown. As stated in our 2009 objectives and goals, we continue to focus on our strategy to increase higher margin professional revenues.

  By skill — Information technology ("IT") decreased 22.2% in the third quarter of 2009 compared with the same period in the prior year primarily due to lower demand from several large customers, particularly within the technology, telecommunications and insurance sectors. Revenue declines within finance and accounting and administration reflect lower customer demand particularly for permanent placement services. Other skills decreased 44.9% and primarily reflects a slow down in our RPO business due to client hiring freezes and deferrals. Demand across all skill categories is lower year over year as the U.S. economy shrank during the second half of 2008 and the first half of 2009.

  By service — Temporary staffing and other decreased 26.8% in the third quarter compared with the same prior year period due to the slower economy which has resulted in lower demand from both large and small to mid-sized customers and lower RPO revenues. Permanent placement revenues decreased in the third quarter of 2009 compared with the third quarter in the prior year by $7.4 million, or 60.4%, as a result of customer decisions to freeze hiring due to economic uncertainty since the second half of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     Gross Profit — Professional Services gross profit decreased 34.5% to $43.0 million in the third quarter of 2009 from $65.7 million in the same period of the prior year. The overall gross profit margin was 26.8% in 2009 compared with 29.2% in the same period of the prior year. This 240 basis point decrease in gross profit margin was primarily due to a change in service mix due to lower permanent placement revenues (180 basis points) and lower temporary staffing margins (70 basis points) driven by lower pay/bill spreads and higher payroll taxes and employee burden costs, partially offset by higher margins in our RPO business (10 basis points).

     Segment Operating Profit — Professional Services segment operating profit was $7.1 million in the third quarter of 2009 compared with $9.1 million in the same period of the prior year. Operating expenses as a percentage of gross profit were down 260 basis points to 83.6% from 86.2%. The decrease in operating expenses as a percentage of gross profit was primarily due to cost reductions made in response to declining demand.

     Nine Months Ended September 27, 2009 Compared with September 28, 2008

     Revenues — Professional Services revenues decreased 29.1% to $513.8 million in 2009 from $724.9 million in the same period of the prior year. The decrease in revenues was attributable to the lower business volumes from customers across all service lines and skill categories due to the continuing weak economic conditions in 2009.

  By skill — IT decreased 24.5% from the same period in the prior year primarily due to the completion of a large IT staffing project in mid-2008 and lower demand from several large customers. Revenues from finance and accounting and administration decreased 32.2% compared with the prior year due to lower customer demand, including significant decreases in permanent hiring for these skills. Other skills decreased 45.2% and primarily reflects a slow down in our RPO business due to client hiring freezes and deferrals as the U.S. economy has continued to slow.

  By service — Temporary staffing and other decreased 26.9% in 2009 compared with the same prior year period due to the slower economy which has resulted in lower demand from customers and lower RPO revenues, which have decreased 49.4% year over year. Permanent placement revenues decreased by 65.1%, as a result of customer decisions to defer hiring due to economic uncertainty since the second half of 2008.

     Gross Profit — Professional Services gross profit decreased 36.0% to $138.6 million in 2009 from $216.5 million in the same period of the prior year. The overall gross profit margin was 27.0% in 2009 compared with 29.9% in the same period of the prior year. This 290 basis point decrease in gross profit margin was due to a change in service mix due to lower permanent placement revenues (220 basis points) and lower temporary staffing margins (60 basis points) driven by lower pay/bill spreads and higher payroll taxes and other employee burden costs and lower revenue mix in our RPO business (10 basis points).

     Segment Operating Profit — Professional Services segment operating profit was $17.7 million in 2009 compared with $36.7 million in the same period of the prior year. Despite the decrease in operating expenses, as a percentage of gross profit, operating expenses increased to 87.2% from 83.0%. The increase in operating expenses as a percentage of gross profit was primarily due to deleveraging as business volumes and gross profit margins decreased at a more rapid rate than related cost reductions.

     Outlook — We continue to focus on the execution of our strategy to expand our higher margin RPO and Professional Services business through sales to our targeted small and mid-sized accounts, while leveraging opportunities to sell Professional Services to our existing larger customers. Compared with the second quarter, we have seen some stabilization in demand for certain skills and permanent placement revenue increased slightly in the third quarter of 2009. Improving demand is not widespread within our Professional Services operations.  As such, we continue to carefully monitor gross profit trends and expense levels while keeping Spherion positioned to respond to growth opportunities in Professional Services markets in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Staffing Services

     Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Clerical	$157,691	60.8%	$189,953	60.0%	$470,145	63.4%	$573,674	60.0%
Light Industrial	101,633	39.2%	126,874	40.0%	271,272	36.6%	383,081	40.0%
Segment revenues	$259,324	100.0%	$316,827	100.0%	$741,417	100.0%	$956,755	100.0%

Revenues by Service:
Temporary Staffing & Other	$257,975	99.5%	$313,633	99.0%	$736,984	99.4%	$945,512	98.8%
Permanent Placement	1,349	0.5%	3,194	1.0%	4,433	0.6%	11,243	1.2%
Segment revenues	$259,324	100.0%	$316,827	100.0%	$741,417	100.0%	$956,755	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing & Other	14.4%		15.8%		14.2%		15.8%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	14.9%		16.7%		14.7%		16.8%

     Three Months Ended September 27, 2009 Compared with September 28, 2008

     Revenues — Staffing Services revenues decreased to $259.3 million in the third quarter of 2009 from $316.8 million in the same period of the prior year. The decrease was primarily due to lower business volumes among existing customers and weaker employment levels in the U.S. and Canada due to the slowing economy. On a sequential basis, Staffing Services revenues increased 9.0% in the third quarter of 2009 compared with the second quarter of 2009.

  By skill — Clerical revenues decreased 17.0% in the third quarter of 2009 compared with the same period in the prior year primarily due to lower demand among various customers, primarily in the financials services, distribution and technology industries. Light industrial revenues decreased 19.9% from prior year levels due to lower business volumes among several of our customers, primarily in the manufacturing and technology industries.

  By service — Temporary staffing and other revenues decreased 17.7% compared with the same period last year due to lower volumes in both our U.S. and Canadian operations due to the slowing economy. Permanent placement revenues decreased to $1.3 million in the third quarter of 2009 from $3.2 million in the prior year.  This decrease is primarily due to weaker customer demand as a result of the slower economic activity and weaker employment trends in the U.S. and Canada.

     Gross Profit — Gross profit decreased to $38.6 million or 14.9% of revenue in the third quarter of 2009 compared with $52.8 million or 16.7% in the same prior year period. The decrease of 180 basis points in the gross profit margin resulted from lower temporary staffing margins of 140 basis points due to lower pay/bill spreads (115 basis points) and higher payroll taxes and other employee burdens, including higher workers’ compensation costs (25 basis points), and a change in revenue mix resulting from lower disproportionally permanent placement revenues (40 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     Segment Operating Profit — Staffing Services segment operating profit was $0.2 million in the third quarter of 2009 compared with $5.3 million in the same period of the prior year. Operating expenses decreased by $9.1 million or 19.2% year over year, but increased as a percentage of gross profit to 99.4% compared with 89.9% in the same period of the prior year. Higher operating expenses as a percentage of gross profit are due to deleveraging as volumes and gross profit margins decreased faster than operating expenses were reduced.

     Nine Months Ended September 27, 2009 Compared with September 28, 2008

     Revenues — Staffing Services revenues decreased to $741.4 million in 2009 from $956.8 million in the same period of the prior year. The decrease was primarily due to lower business volumes among existing customers in the U.S. and Canada due to the slowing economy.

  By skill — Light industrial revenues decreased 29.2% and clerical revenues decreased 18.0% in 2009 compared with the same period in the prior year. Light industrial revenues decreased more than clerical revenues due to the slowing economy, the loss of a large customer due to unacceptable pricing in mid-2008 and lower volumes among several of our customers, primarily in the technology, consumer products and retail industries.

  By service — Temporary staffing and other revenues decreased 22.1% compared with the same period last year due to lower temporary employment in the U.S., which resulted from the slowing economy. Permanent placement revenues decreased 60.6% in 2009 compared with the same period in the prior year primarily due to weaker customer demand as a result of the slower economic activity and weaker employment trends in the U.S. and Canada.

     Gross Profit — Gross profit decreased to $109.2 million or 14.7% of revenue in 2009 compared with $160.4 million or 16.8% in the same prior year period. The decrease of 210 basis points in gross profit margin resulted from lower temporary staffing margins of 160 basis points due to a decrease in pay/bill spreads (100 basis points) and higher payroll taxes and other employee burdens, including workers’ compensation costs (60 basis points), and a change in revenue mix resulting from lower disproportionally permanent placement revenues (50 basis points).

     Segment Operating (Loss) Profit — Staffing Services segment operating loss was $4.5 million in 2009 compared with operating profit of $5.5 million in the same period of the prior year. Operating expenses decreased by $41.1 million year over year, but increased as a percentage of gross profit to 104.1% compared with 96.5% in the same period of the prior year. Higher operating expenses as a percentage of gross profit are due to deleveraging as volumes and gross profit margins decreased faster than operating expenses were reduced.

     Outlook — We continue to focus on executing our strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts to obtain higher gross margins. During the third quarter of 2009, we have continued to see signs of stabilizing revenue trends, especially for light industrial staffing which tends to be the first area of improvement as the economy recovers. The 9.0% increase in revenues in the third quarter compared with the second quarter of 2009 also reflects seasonal increases in temporary staffing volumes. It is difficult to quantify how much of the third quarter sequential revenue increase is due to seasonality versus economic improvement. As such, we continue to be cautious and sales activity and improving operating leverage remain our major areas of focus for the remainder of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     Unallocated Corporate Costs

     Unallocated corporate costs were $3.1 million and $4.2 million in the third quarters of 2009 and 2008, respectively, decreasing as a result of cost containment actions. Unallocated costs as a percentage of revenues were 0.7% and 0.8% in both the third quarters of 2009 and 2008, respectively. Unallocated costs were $9.2 million and $12.5 million for the nine-month periods ended September 27, 2009 and September 28, 2008, respectively.

Liquidity and Capital Resources

     Cash Flows

     As of September 27, 2009, we had total cash of $5.6 million (a decrease of $2.0 million from December 28, 2008). Total debt was $17.2 million as of September 27, 2009 compared with $39.3 million as of December 28, 2008. Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Nine Months Ended
	September 27, 2009	September 28, 2009
Cash Provided By (Used In):
Operating activities	$30,574	$43,706
Investing activities	(3,119)	4,908
Financing activities	(29,543)	(50,113)
Effect of exchange rates	42	177
Net decrease in cash and cash equivalents	$(2,046)	$(1,322)

     Operating cash flows

     Cash provided by operating activities for the nine months ended September 27, 2009 was $30.6 million. Cash flow from operating activities before changes in working capital was $18.3 million, which decreased from $39.3 million in 2008 due to lower earnings as the slower economy negatively impacted our operating results. Lower working capital contributed $12.3 million to operating cash flow primarily due to a decrease in accounts receivable compared with year-end levels, partially offset by $10.0 million used for severance and leases related to restructuring and other charges (included in “Accounts payable and accrued liabilities” in the Condensed Consolidated Statements of Cash Flows).

     Cash provided by operating activities for the nine months ended September 28, 2008 was $43.7 million. Cash flow from operating activities before changes in working capital was $39.3 million. Lower working capital contributed $4.4 million to operating cash flow, primarily due to a decrease in accounts receivable compared with 2007 year-end levels.

     Investing cash flows

     Cash used for investing activities of $3.1 million for the nine months ended September 27, 2009 was primarily due to the payment of $1.8 million related to a 2007 acquisition and capital expenditures of $1.8 million, primarily related to the implementation of an upgraded telecommunications system.

     Cash provided by investing activities of $4.9 million for the nine months ended September 28, 2008 was primarily due to the return of $17.1 million of cash collateral from our restricted insurance deposit accounts upon the issuance of additional letters of credit. This was partially offset by the payment of the final settlement of $5.3 million of indemnity claims related to the 2004 sale of the Australian education business and capital expenditures of $7.2 million, primarily related to computer hardware upgrades for newly acquired companies and new systems development.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     Financing cash flows

     Cash used in financing activities for the nine months ended September 27, 2009 of $29.5 million was primarily related to the repayments on our lines of credit of $20.5 million and other debt of $3.6 million and $5.4 million for the purchase of treasury shares.

     Cash used in financing activities for the nine months ended September 28, 2008 of $50.1 million was primarily related to the repayments of our lines of credit and other debt of $24.9 million and the repurchase of common stock of $25.3 million.

     Financing

     We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements. However, our operating cash flow could be impacted by factors outside of our control.

     On July 16, 2009, we entered into an Amended and Restated Loan and Security Agreement (the “Agreement”), with several financial institutions. The Agreement amended and restated Spherion’s U.S. revolver dated July 24, 2003 (as amended). The Agreement extends the maturity date of the Company’s $250 million asset based revolving credit facility to July 24, 2013. The Agreement also provides for Canadian dollar borrowings thereby eliminating the need for a separate Canadian dollar revolving line of credit.

     As of September 27, 2009, there was $13.6 million outstanding under this facility, and as of September 28, 2008, there was $57.8 million outstanding. As of September 27, 2009, total availability was $101.5 million (calculated as eligible receivables of $180.8 million, less: borrowings outstanding of $13.6 million, letters of credit of $37.0 million and a one week payroll reserve of $28.7 million). The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 6.3% (prime rate plus 3.0% margin) as of September 27, 2009. Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.50% to 0.75% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 4.00%) plus a fixed fronting fee of 0.125%. For further discussion on letters of credit, see Note 7, “Legal Proceedings and Contingencies.”

     The Agreement also modified certain convenants, the most significant of which is a minimum fixed charge coverage requirement. If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x. At September 27, 2009, we were in compliance with all covenants of the U.S. revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations or sales, and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

Contractual Obligations

     Effective in the third quarter of 2009, we amended our contract with a third party information technology company to outsource our technology infrastructure operations.  The amendment reduces the scope of services and annual cost of the outsourcing arrangement. Our contractual obligation for this contract is $6.6 million per year from 2010 through 2013 and $3.3 million in 2014.

Off-Balance Sheet Arrangements

     As of September 27, 2009, we had $37.0 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance. As of September 27, 2009, none of these irrevocable letters of credit had been drawn upon.

We do not have any other significant off-balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Non-GAAP Financial Measures

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Adjusted earnings (loss) from continuing operations	$493	$4,108	$(3,016)	$11,767
Adjustment of tax valuation allowance	-	-	-	1,064
Restructuring and other charges, net of tax benefit	(546)	-	(3,087)	(1,181)
(Loss) earnings from continuing operations	(53)	4,108	(6,103)	11,650
Earnings (loss) from discontinued operations, net of tax	-	56	(399)	(3,898)
Net (loss) earnings	$(53)	$4,164	$(6,502)	$7,752

Per share-Diluted amounts (1):
Adjusted earnings (loss) from continuing operations	$0.01	$0.08	$(0.06)	$0.22
Adjustment of tax valuation allowance	-	-	-	0.02
Restructuring and other charges, net of tax benefit	(0.01)	-	(0.06)	(0.02)
Earnings (loss) from continuing operations	-	0.08	(0.12)	0.21
Loss from discontinued operations, net of tax	-	-	(0.01)	(0.07)
Net (loss) earnings	$-	$0.08	$(0.12)	$0.14

Weighted-average shares used in computation of (loss)
earnings per share	51,743	52,873	52,022	54,668

(1)(Loss) earnings per share amounts are calculated independently for each component and may not add due to rounding.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

     Changes in Internal Control

     There has been no change in our internal control over financial reporting during the quarter ended September 27, 2009, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     There were no sales of unregistered equity securities during the third quarter of 2009. The following table displays our purchases of the Company’s common stock during the third quarter of 2009:

Issuer Purchases of Equity Securities
		Average	Total Number of	Approximate Dollar
	Total	Price	Shares Purchased	Value of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program (1)	the Program (1)
Month 1
June 29, 2009 through July 26, 2009	-	$-	-	$-
Month 2
July 27, 2009 through August 23, 2009	186,399	5.81	186,399	-
Month 3
August 24, 2009 through September 27, 2009	219,465	5.68	219,465	-
Total	405,864	$5.74	405,864	$-

(1)	On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Exhibit Name

4.1	Amended and Restated Loan and Security Agreement, dated as of July 16, 2009, among Spherion Corporation, and each additional party signatory thereto as a U.S. borrower, as U.S. Borrowers, 6063721 Canada Inc., as
Canadian Borrower, each additional party signatory thereto as a guarantor, as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Collateral Agent and Administrative Agent, Wells Fargo
Foothill, LLC, as Syndication Agent, and Regions Bank, SunTrust Bank and Siemens Financial Services, Inc., as
Co-Documentation Agents, filed as Exhibit 4.1 to Spherion’s Form 8-K filed July 17, 2009, is incorporated herein by reference.

4.2	Amendment No. 7, dated as of September 9, 2009, to Rights Agreement by and among Spherion Corporation and
The Bank of New York Mellon, filed as Exhibit 4.1 to Spherion’s Form 8-K filed September 9, 2009, is incorporated herein by reference.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPHERION CORPORATION
(Registrant)

Date: November 4, 2009	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)