Form 10-K
period 2009-12-27
SFN Group Inc.
filed 2010-03-03
CIK 914536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009 Commission file number: 1-11997 SFN GROUP, INC. (Exact name of registrant as specified in its charter)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), as of June 28, 2009 on the New York Stock Exchange, was $210,526,156.

     Number of shares of Registrant’s Common Stock outstanding on February 19, 2010 was 51,590,746.

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain specified portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders to be filed within 120 days after December 27, 2009, are incorporated herein by reference in response to Part III, Items 11, 13 and 14, inclusive, and to certain portions of Part III, Items 10 and 12.

i

PART I

Item 1. BUSINESS

     As used in this report, the terms “we,” “us,” “our,” “SFN Group,” “SFN” and the “Company” refer to SFN Group, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Company Overview

     SFN Group, Inc. is a strategic workforce solutions provider. We have two operating segments, Professional Services and Staffing Services which provide temporary staffing and other services and permanent placement under several specialty brands. Within Professional Services we operate as Technisource, the Mergis Group, Todays Office Professionals and SourceRight Solutions. Within our Staffing Services segment we operate as Spherion. In February 2010, we changed our name from Spherion Corporation to SFN Group, Inc., reflecting the evolution of our business to professional and specialty services.

     In February 2010, SFN Group acquired Tatum, LLC (“Tatum”) a leading executive services firm focused on the office of the chief financial officer. The acquisition of Tatum furthers the Company’s strategy of expanding our higher level professional services business. Tatum will be included in the Professional Services segment.

     Temporary staffing and other services include placing our employees at a customer location under the customer’s supervision in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. Permanent placement is a service where on a contingent fee basis we locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts.

     We provide services to a wide variety of customers across most major industries in North America. Our customers range in size from large Fortune 500 companies to small, locally run businesses. A key component of our business strategy is to continue to diversify our customer base, particularly amongst our small to mid-sized customers. Our largest customer accounted for only 2.9% of our consolidated revenues in 2009.

     SFN is headquartered in Fort Lauderdale, Florida and operates a network of 569 locations across the United States and Canada. We are incorporated under the laws of the State of Delaware.

     For information concerning our financial condition, results of operations and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business and industry that we describe under the heading “Risk Factors”.

Industry Overview

     According to the Department of Labor, Bureau of Labor Statistics during 2009 there were an average of 1.8 million temporary workers in the United States. The recent global recession has negatively impacted employment in the United States, reducing the use of temporary labor in the U.S. from its peak of 2.7 million in mid-2006. Estimated industry revenues, per Staffing Industry Analysts, are in excess of $100 billion including temporary staffing, permanent placement and other services similar to those provided by SFN.

     About 53% of the staffing industry is estimated to be concentrated in professional skills, including information technology, finance and accounting, legal, engineering and other skills that are consistent with those offered within SFN’s Professional Services operating segment. The balance of the North American staffing market is concentrated on services in the clerical and light industrial skill sets, similar to those offered in SFN’s Staffing Services operating segment.

     Business conditions in the staffing industry are economically sensitive. Historically, temporary staffing growth has been closely correlated with changes in non-farm employment. Companies have experienced success in the usage of temporary help to facilitate rapid workforce adjustments as economic conditions change. This practice has historically increased the demand for temporary help in North America. Consistent with the prior year, almost 1.5% of the total workforce was temporary help as of December 2009. Although recent trends show a decline, temporary help has increased from 1.0% of total workforce in the early 1990’s. Despite the impact of the recent economic recession, the U.S. Bureau of Labor Statistics projects the U.S. employment services sector, which is primarily staffing, is expected to be the second largest job growth industry. Demographics of the labor force continue to indicate that the overall labor pool may shrink slightly over the next 10 years, creating a shortage of qualified job candidates, especially for certain professional workers. We believe the shortage may increase the need for companies to continue to use the services of SFN and other companies within the staffing industry.

Operations Overview

     The Company is organized around two operating segments—Professional Services and Staffing Services. Within each of our operating segments, we provide temporary staffing and other and permanent placement services. These services are further described as follows:

  Temporary Staffing & Other—Temporary staffing is a service where our employees work at customer locations under the supervision of customer personnel. The duration of a typical assignment can be from a day or less to a period of several months. The number of our temporary employees at any given time is directly related to our customers’ requirements and these employees are generally only paid when on assignment with a customer. We provide temporary employees with information technology, finance and accounting, legal, engineering, marketing, light industrial and administrative skill sets. Services are generally billed by the hour for the number of hours worked. Bill rates are typically determined as a rate per hour or a mark-up over pay. Other services include services where we manage aspects of the operation of a customer function such as recruiting, administrative services, help desk and data center services usually under long-term contracts.
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

     The following table represents the fiscal year 2009 revenues derived from each of these services within our operating segments (in thousands):

	Professional Services		Staffing Services
	Amount	% Total	Amount	% Total
Temporary Staffing & Other	$662,263	97.2%	$1,022,954	99.4%
Permanent Placement	19,423	2.8%	6,240	0.6%
Total	$681,686	100.0%	$1,029,194	100.0%

     Within the services described above, the Professional Services operating segment concentrates on temporary staffing and placement of professional skill sets in the areas of information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. The Staffing Services operating segment concentrates on temporary staffing, other services and placement of individuals with administrative, clerical and light industrial skill sets. See Note 15, “Segment Information,” in the accompanying Consolidated Financial Statements for additional information regarding the revenues, profits and losses and total assets for both our Professional Services and Staffing Services operating segments for 2009, 2008 and 2007.

  Location Structure

       Our business is generally conducted through a broad network of locations in the U.S. and Canada. Our locations are company-owned, franchised or area-based franchised. We believe that we can increase profitability and serve our customer base through a combination of these locations. For 2009, 88.0% of revenues were derived from company-owned locations, with the remaining derived from franchised and area-based franchised locations. All of our Canadian locations are company-owned and represent approximately 3.6% of the Company’s total revenue.

The following table details the number of locations:

		Fiscal Years
	2009	2008	2007
Company-owned/customer on-premise locations	417	504	582
Franchised locations	95	101	90
Area-based franchised locations	57	66	70
Total	569	671	742
United States of America	543	639	702
Canada	26	32	40
Total	569	671	742

       Company-Owned Locations

       We operate both company-owned branch and customer on-premise locations. A branch location is designed to serve multiple customers in a geographic market, while a customer on-premise location is established at the customer’s location to serve only that customer. Over the last two years, the number of our locations decreased due to cost containment actions undertaken due to the slowing of U.S. economic conditions and lower demand for our services.

Franchised Locations
.
		Fiscal Years
	2009	2008	2007
Franchisee revenues (in thousands)	$200,265	$230,424	$223,468
Franchisee commissions as a % of gross profit	75%	74%	74%
Number of franchisees	58	59	52
Number of franchisee locations	95	101	90

       We grant franchises, which give the franchisee the right to establish a recruitment and staffing business utilizing our tradenames, service marks, advertising materials, sales programs, operating systems and procedures, manuals and forms within a designated territory. We typically grant franchisees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel within a designated geographic area. Franchisees contribute dollars towards national advertising and they are responsible for their own local advertising with assistance from us. We also assist our franchisees in obtaining business from our national accounts. Franchise agreements are generally for an initial term of 10 years and are renewable for successive 5-year terms at our discretion. Our franchisees operate primarily in the Staffing Services operating segment under the Spherion brand.

       In our franchise arrangements, we act as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the franchisee acts as our agent providing certain sales and recruiting services. Sales by the franchised locations are included in our revenues and payroll for the temporary employees, and related payroll taxes and employee benefits are included in our cost of services. We are responsible for paying the wages of the temporary employees and all related payroll taxes, employee benefits and insurance. We share responsibilities in collecting accounts receivable with the franchisee. The franchisee is responsible to reimburse us up to 100% of uncollected accounts receivable, but we bear the loss in cases where the franchisee does not have sufficient financial wherewithal to reimburse us for uncollectible accounts.

       The franchisee is responsible for establishing its location and paying its related administrative and operating expenses, such as the rent, utilities and salaries of their sales and service staff. The franchisee receives a commission from us, which averaged 75% of the franchised offices’ gross profit for the fiscal year ended December 27, 2009. Our Consolidated Statements of Operations reflect the franchisee commission as an operating expense, but do not include the rent, utilities and salaries of the franchisee’s full-time office employees as these expenses are the responsibility of the franchisee. Our Consolidated Balance Sheets include the accounts receivable, payroll liabilities for temporary employees and related employee benefit liabilities and the franchisee commission payable. The only exception to this financial statement presentation is the circumstance when we are required to consolidate certain franchisees pursuant to ASC 810 (Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”)).

       From time to time, we may finance a portion of the purchase price of the franchise at market rates of interest, or provide working capital or equipment purchase loans to franchisees. The outstanding principal balance of such notes receivable was $1.6 million as of December 27, 2009, and is included in “Other current assets” in the Consolidated Balance Sheets.

Area-Based Franchised Locations

		Fiscal Years
	2009	2008	2007
Area-based franchisee royalty revenues (in thousands)	$4,295	$6,337	$8,243
Royalty revenues as a % of area-based franchisee sales	4%	4%	4%
Number of area-based franchisees	12	13	14
Number of area-based franchisee locations	57	66	70

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

       Area-based franchisees operate their businesses autonomously within the framework of our policies and standards and recruit, employ and pay their own full-time and temporary employees. Area-based franchisees are responsible for all employment related taxes and workers’ compensation costs of their employees. Area-based franchisees do not use our computer systems except to bill activity relating to national accounts. We receive royalty revenue from each area-based franchise based upon the area-based franchisee’s sales. Royalty revenues from franchise owners are included in the Company’s revenue in the accompanying “Consolidated Statements of Operations”.

       From time to time, we may finance a portion of the purchase price of the area-based franchise at market rates of interest or provide working capital loans to area-based franchisees. As of December 27, 2009, we did not have any area-based franchisees with outstanding notes receivable.

  Acquisitions

       From time to time we evaluate various acquisition opportunities and may acquire competitors to accelerate our growth. In February 2010, we acquired Tatum, LLC (“Tatum”), a leading executive services firm focused on the office of the chief financial officer that provides services within the U.S. The consideration for Tatum was $46.0 million. See Note 17, “Subsequent Events,” in the accompanying Consolidated Financial Statements for further discussion.

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

       We are generally the purchaser of choice when a franchisee or area-based franchisee decides to sell its business. We have a right of first refusal on any franchise or area-based franchise sale at the same terms and conditions as may be agreed with another purchaser (who ultimately must be approved by us, even if we waive our right of first refusal), and we have a standard end of term purchase option on our franchises and our more recently granted area-based franchises; however we are not obligated in our standard agreements to repurchase either our franchised or area-based franchised locations. In 2007, we acquired area-based franchise operations in Boston, Kansas City, Lexington, Pittsburgh and several smaller franchised operations for consideration of approximately $12.2 million. We acquired franchised operations in San Antonio for a purchase price totaling $0.4 million in the fourth quarter of 2008. In 2009, we acquired area-based franchise operations in New Jersey for a purchase price totaling $0.3 million in the first quarter and franchised operations in Indiana for a purchase price totaling $1.4 million in the fourth quarter.

       During the second quarter of 2007, we sold our outplacement consulting business. This business was included within the Staffing Services segment and the operating results for all periods presented have been reclassified as discontinued operations.

  Competition

       We operate in highly competitive and fragmented markets in our operating segments. There are low barriers to entry and thus many competitors in temporary staffing, especially in the commercial staffing market. There are somewhat higher barriers to entry, and thus fewer competitors, when providing more specialized services, such as RPO, permanent placements, or professional services.

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

       We believe that our customers primarily focus on the following key factors in selecting a service provider: location or geographic coverage, price and service delivery. Geographic coverage is important from the customer and candidate standpoint. Customers require that their providers be able to service most, if not all, of their locations. Location is important to the candidate because many candidates are unwilling to travel outside of their particular geographic market for a position. We have 569 locations in North America, and believe that our coverage is adequate in the markets we serve. Our lack of international coverage could put us at a disadvantage compared to our larger competitors in obtaining new business from multinational customers. However, we do not believe our North American focus to be a significant disadvantage in competing for business in our targeted customer segments. Service delivery is understanding the customers’ specific job requirements through consultative assessments, the ability to provide the right candidate for the right job and the ability to measure the quality of job performance. Factors in obtaining qualified candidates for employment assignments with customers include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours.

       Within the Professional Services operating segment, we compete with Robert Half International Inc., MPS Group, Inc., Hudson Highland Group, Inc., Allegis Group (a privately held company) and Kforce Inc., among others. Within the Staffing Services operating segment, some of our largest competitors are Manpower Inc. and Kelly Services, Inc.

  Trademarks

       Through our subsidiaries, we maintain a number of trademarks, tradenames and service marks in the United States of America and certain other countries. We believe that many of these trademarks and tradenames, including SFN GROUPsm, SPHERION®, SPHERION RECRUITMENT PROCESS OUTSOURCINGsm, SOURCERIGHT SOLUTIONSsm, THE MERGIS GROUP®, TODAYS OFFICE PROFESSIONALSsm, and TECHNISOURCE® are important to our business. In addition, we maintain other intangible property rights including a registered trademark on EMERGING WORKFORCE®. Our trademark registrations in the United States of America for SPHERION®, THE MERGIS GROUP®, TODAYS®, and TECHNISOURCE® expire October 9, 2011, July 10, 2017, March 24, 2018, and October 9, 2017, respectively, but are renewable for ten-year successive terms.

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

  Employees

       We estimate that we employed approximately 161,000 people in 2009. On average, approximately 42,000 billable personnel were assigned with our customers at any given time.

  Seasonality and Cyclical Nature of Business

       Seasonality—Our businesses are seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter. The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season. We typically experience a seasonal decrease in our first quarter revenues compared with fourth quarter revenues. The decrease in first quarter 2009 revenues compared with the fourth quarter of 2008 was 16%, which is higher than usual based on the impact of the U.S. economic downturn. The decrease in the first quarter 2008 compared with the fourth quarter of 2007 was 9% after giving effect for the 2007 Acquisitions.

       Cyclical Nature of the Business—The staffing industry has historically been considered to be cyclical, often acting as an indicator of both economic downswings and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long-term demand is expected to increase. As a consequence of this, our revenues tend to increase quickly when the economy begins to grow. Conversely, our revenues also decrease quickly when the economy begins to weaken, as occurred in 2008 and 2009, as our customers reduce temporary workers before reducing their own permanent staff. While we have longer-term customer contracts which are not as directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity in our temporary staffing or permanent placement service offerings.

  Executive Officers of the Registrant

  Our executive officers are:

Name and Age	Position
Roy G. Krause, 63.....................

  President and Chief Executive Officer since October 2004; President and Chief Operating Officer from July 2003 to October 2004; Executive Vice President and Chief Financial Officer from October 1995 to July 2003.

William J. Grubbs, 52...............

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

Mark W. Smith, 47...................

  Executive Vice President and Chief Financial Officer since November 2007; Senior Vice President and Chief Financial Officer from July 2003 to November 2007; Vice President, Business Services from September 2002 to July 2003; Vice President, Business Services and Controller from August 2001 to September 2002.

John D. Heins, 50.....................

  Senior Vice President and Chief Human Resources Officer since October 2006. From 1995 to 2006, Vice President—Human Resources and Administrative Services for JM Family Enterprises, a privately held $10 billion diversified automotive company.

  Availability of Reports and Other Information

       Our corporate website is http://www.sfngroup.com. We make available on this website or in print, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). Also available on our website, or in print to any stockholder that requests it, are SFN’s Corporate Governance Principles, Code of Business Conduct and Ethics, as well as charters for the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. To obtain printed materials contact Investor Relations at SFN Group, Inc., 2050 Spectrum Boulevard, Fort Lauderdale, FL 33309. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission’s website is not part of this Annual Report on Form 10-K.

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

       If the current economic downturn continues for a significant period or there is deterioration in the economy, we could experience lower demand from customers and lower revenues.

       Because demand for recruitment and staffing services is sensitive to changes in the level of economic activity, our business suffers during economic downturns as it did in 2008 and 2009. As economic activity slows, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel. Also, as businesses reduce their hiring of permanent employees, revenues from our recruitment services are adversely affected. Additionally, a continued economic downturn could result in higher unemployment claims and costs in future periods. As a result, if the current economic downturn continues for a significant period or there is deterioration in the economy, we could experience a material adverse effect on our business, financial condition or results of operations. However, even if economic conditions improve, there can be no assurance that any such improvement in economic conditions will be sustained or that our business or financial results will benefit from such improvement.

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

       Providing our services through third-party vendor managers may expose us to financial losses.

       In certain situations, we provide our services to clients under the contractual relationship with a third party vendor manager, not directly with the client.  In those circumstances the third-party vendor manager is typically reponsible for aggregating billing information, collecting receivables from the client and paying staffing suppliers once funds are recieved from the client.  In the event that the client has paid the vendor manager for our services and we are unable to collect from the vendor manager, we may be exposed to financial losses.

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

       Market conditions and failure to meet certain covenant requirements could impact our availability to borrow under our revolving line of credit and the cost of our borrowings.

       In 2008 and 2009, the global economy experienced a significant economic recession. We believe one aspect of this economic environment is the limited availability of capital resources, including debt financing. The impact of the tight credit markets may include reduced liquidity. Significant increases in the cost to borrow and maintain our letters of credit, which collateralize our workers’ compensation obligations, may result if we are not able to maintain adequate borrowing arrangements.

       Our revolving line of credit provides certain affirmative and negative covenants which may limit the availability under our line of credit based upon our ability to meet these covenants. These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales; and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected. We were in compliance with the covenants within our revolving credit facility at December 27, 2009.

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

       Our customer contracts contain termination provisions and pricing risks that could decrease our revenues, profitability and cash flow.

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

       Acquisitions could have a material adverse effect on our financial condition, results of operation, and cash flows.

       From time to time, we may evaluate or complete acquisitions to expand our service offerings, broaden our customer base or expand our geographic presence. Risks and challenges associated with the acquisition and subsequent integration of an acquired business include the diversion of management’s attention from our existing operations, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate indemnifications, the potential impairment of acquired intangible assets and the ability to successfully integrate the business. Acquisitions may also involve significant cash expenditures, debt incurrence, and integration expenses that could have a material adverse effect on our financial condition, results of operation, and cash flows. We cannot assure you that acquired businesses will generate anticipated revenues or earnings. As a result, the anticipated benefits from acquisitions may not be achieved.

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

  Item 1B. UNRESOLVED STAFF COMMENTS

       None.

  Item 2. PROPERTIES

       Our corporate headquarters are located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida, in a 125,000 square-foot building owned by us. In addition, we lease approximately 56,000 square feet in Alpharetta, Georgia for operating functions. All other field locations operate in space held primarily under three to five year leases providing fixed monthly rentals. Our corporate headquarters and our field locations are used by both our Professional Services and our Staffing Services operating segments. We believe that our facilities are adequate for our needs.

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

       On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against SFN Group, Inc. in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of SFN Group, Inc., in 2002, sued SFN for fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK) fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by SFN. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as SFN’s agent. Cross-motions for summary judgment were filed by the parties and fully briefed before the Court on May 1, 2009. The parties continue to await a decision by the Court on the motions. SFN intends to continue vigorously defending this matter. SFN has a reserve of $0.2 million related to this matter and does not have insurance coverage for this claim.

  Item 4. (REMOVED AND RESERVED)

  PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market for the Registrant’s Common Equity

       Our common stock is traded on The New York Stock Exchange under the symbol “SFN.” The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on The New York Stock Exchange:

2009	High	Low
First Quarter	$3.40	$1.12
Second Quarter	4.79	2.02
Third Quarter	6.71	3.03
Fourth Quarter	6.93	4.69

2008	High	Low
First Quarter	$7.28	$5.77
Second Quarter	6.44	4.51
Third Quarter	6.04	4.35
Fourth Quarter	4.90	1.12

       On February 19, 2010, there were approximately 2,300 holders of record of our common stock.

       We did not pay cash dividends in 2009 and 2008, and do not intend to pay cash dividends in the foreseeable future. Our U.S. revolving line of credit provides for certain covenants which restrict our ability to pay cash dividends in the event of default or if availability falls below $50 million.

       The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 11 of this Annual Report on Form 10-K.

  Issuer Purchases of Equity Securities

       On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week of the Company’s common stock on a cumulative annual basis primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. The Plan authorized on February 17, 2009 does not have an expiration date. During 2009, SFN purchased 2.4 million shares for approximately $8.9 million at an average price per share of $3.72. Repurchases during the fourth quarter were as follows:

		Average	Total Number of	Approximate Dollar
	Total	Price	Shares Purchased	Value of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program	the Program
Month 1
September 28, 2009 through October 25, 2009	237,195	$5.97	237,195	-
Month 2
October 26, 2009 through November 22, 2009	312,805	5.61	312,805	-
Month 3
November 23, 2009 through December 27, 2009	951	5.71	951	-
Total	550,951	$5.77	550,951	-

       On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common stock. During 2008, SFN purchased 4.6 million shares for approximately $25.0 million at an average price per share of $5.40. In addition, pursuant to the Company’s employee benefit plans, we also purchased 0.1 million shares for approximately $0.1 million at an average price per share of $1.59 during 2008.

  Performance Graph

       The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total return of the NYSE composite index and the cumulative total return of our Peer Group Index (the “Peer Group Index”), each for the period beginning December 31, 2004 and ending December 27, 2009. The total cumulative return on investment (change in stock price plus reinvested dividends, if any) for us, the NYSE composite index and the Peer Group Index assumes that a $100 investment was made on December 31, 2004. We have not declared any dividends in the period represented in this performance graph.

       The Peer Group Index is comprised of the following publicly traded companies: Kelly Services, Inc.; Manpower Inc.; MPS Group, Inc.; Robert Half International Inc.; Kforce, Inc.; and Hudson Highland Group, Inc.

       The stock price performance shown on this graph is not necessarily indicative of future price performance of our Common Stock.

	Fiscal Years
	2004	2005	2006	2007	2008	2009
SFN Group, Inc.	$100.00	$119.17	$88.46	$87.39	$18.93	$70.83
NYSE Composite Index	100.00	106.95	126.05	135.23	76.39	100.07
Peer Group	100.00	111.95	133.63	100.56	64.23	101.87

  Item 6. SELECTED FINANCIAL DATA

       The following table summarizes selected financial information for each of the most recent five fiscal years and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Fiscal Years
	2009 (1)	2008 (2)	2007 (3)	2006(4,5)	2005 (5)
		(in thousands, except per share data and operating locations)
Statement of Operation Data:
Revenues	$1,710,880	$2,189,156	$2,017,114	$1,922,735	$1,966,400
Gross profit	339,145	482,003	477,986	447,079	426,185
(Loss) earnings from continuing operations	(5,924)	(114,557)	29,137	22,323	22,575
Net (loss) earnings	(6,328)	(118,489)	25,266	54,682	12,029
(Loss) earnings per share—Basic:
(Loss) earnings from continuing operations	$(0.11)	$(2.14)	$0.52	$0.39	$0.37
Net (loss) earnings per share	(0.12)	(2.22)	0.45	0.96	0.20
(Loss) earnings per share—Diluted:
(Loss) earnings from continuing operations	$(0.11)	$(2.14)	$0.51	$0.39	$0.37
Net (loss) earnings per share	(0.12)	(2.22)	0.44	0.95	0.20
Weighted Average Shares:
Basic	51,810	53,490	56,234	57,212	60,938
Diluted	51,810	53,490	56,893	57,784	61,430
Additional Data (end of period):
Total assets	$523,591	$584,381	$844,818	$693,387	$742,644
Long-term debt, net of current portion	$1,246	$1,646	$22,148	$2,377	$3,735
Working capital	$115,502	$112,592	$124,938	$207,269	$129,893
Operating locations	569	671	742	660	659

(1)	The 2009 net loss from continuing operations includes an after-tax intangible asset impairment charge of $1.8 million or $(0.03) per share. SFN also incurred restructuring and other charges of $4.3 million on an after-tax basis or $(0.08) per share. Adjusted earnings per share from continuing operations in 2009 were $0.00, excluding the intangible asset impairment and restructuring and other charges. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.
(2)	The 2008 loss from continuing operations includes an after-tax goodwill and intangible asset impairment charge of $121.2 million or $(2.27) per share and after-tax restructuring and other charges of $7.0 million or $(0.13) per share. Adjusted earnings per share was $0.24 in 2008 and excludes the impact of the impairment and restructuring and other charges. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.
(3)	The results of operations include Todays Staffing and Technisource from the dates of acquisition of September 28, 2007 and December 3, 2007, respectively, and various other smaller acquisitions.
(4)	The 2006 net earnings include a tax benefit of $30.8 million or $0.54 per share from loss on disposal in discontinued operations related to the resolution of certain international tax matters.
(5)	Effective January 2, 2006, the Company adopted the provisions of ASC 718, (Statement of Financial Accounting Standards No. 123 (revised 2004, “SFAS No. 123R”) “Share-based Payment”,) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values of the awards. Prior to 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as such, no compensation expense related to stock option awards included in those periods was recognized.

  Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS

  Organization of Information

       Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

    Company Overview
    Executive Summary
    Operating Results
    Liquidity and Capital Resources
    Contractual Obligations and Commitments
    Off-Balance Sheet Arrangements
    Critical Accounting Policies
    New Accounting Pronouncements
    Inflation
    Non-GAAP Financial Measures
    Forward-Looking Statements-Safe Harbor

  Company Overview

       SFN Group, Inc. is a strategic workforce solutions provider. We have two operating segments, Professional Services and Staffing Services which provide temporary staffing and other services and permanent placement under several specialty brands. Within Professional Services we operate as Technisource, the Mergis Group, Todays Office Professionals and SourceRight Solutions. Within our Staffing Services segment we operate as Spherion. In February 2010, we changed our name from Spherion Corporation to SFN Group, Inc., reflecting the evolution of our business to include professional and specialty services.

       Temporary staffing and other services include placing our employees at a customer location under the customer’s supervision in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. Permanent placement is a service where on a contingent fee basis we locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts. Other services include services where we manage aspects of the operation of the customer function such as recruiting, administrative services, help desk and data center services usually under long-term contracts. See the Business - Operations Overview section of Part I of this Annual Report on Form 10-K for further description of our operating segments.

       In 2007, consistent with our strategy to expand our higher margin services in the U.S. market, we completed several acquisitions. The acquired companies focused primarily on information technology and high end administrative services. In addition, we periodically enter into transactions with our franchisees and area-based franchisees to buy and sell operations in certain markets.

       On February 1, 2010, we acquired Tatum, LLC (“Tatum”), a company that provides executive services focused primarily on the office of the chief financial officer within the United States, which has approximately 34 locations, generating approximately $117 million of revenue in 2009. Total consideration was $46.0 million, consisting of 1.9 million shares of common stock of the Company (valued at $11.4 million) and the remainder in cash and assumed liabilities.  We held back a certain amount of cash and shares of common stock that may be issued in the future to adjust the merger consideration based upon final working capital and for indemnification purposes, as provided for in the agreement.

  Executive Summary

  The following is a brief summary of our primary 2009 objectives and accomplishments:

    First, continue our focus on sales activity among targeted customer groups. We have aligned sales resources and implemented sales activity and metrics monitoring processes to continue to stabilize our sales, particularly within our Professional Services segment and among our targeted small and mid-sized customers. Despite our efforts, both Professional Services and small and mid-sized customer revenues disproportionally declined in 2009 compared with 2008. In 2009, our Professional Services segment represented 39.8% of total revenue compared with 42.5% in 2008.  During 2009, revenues from our small to mid-sized accounts (customers that do business with SFN of $5 million or less, annually) represented 43.5% of total revenues compared with 49.8% in the same prior year period. Revenue volumes from professional services and small and mid-sized accounts were more significantly impacted by weak economic conditions than were revenue volumes from staffing services and large accounts on a year over year basis. We continue to focus on growing the Professional Services segment and small and mid-sized customers due to the attractive margin profile of these areas.
    Second, optimize cash flow. Throughout 2009, we have continued to adjust our cost structure as business volumes decreased due to the slowing economy. Based on our actions, we have reduced selling, general and administrative (“SG&A”) expenses by $122.9 million in 2009 compared with the same prior year period. We continued to see signs of stabilizing temporary staffing trends in the second half of 2009, but will monitor SG&A and adjust expenses based on customer demand. We generated operating cash flow of $41.1 million and were able to reduce debt by $25.7 million in 2009. Days sales outstanding (“DSO”) were 46 days in December 2009 compared with 49 days in December 2008.

       As economic conditions in North America begin to improve, we plan to leverage market growth through our focus on three key operating objectives in 2010:

First, increase sales focus among targeted customer groups:

Align sales investments to reinvigorate growth among targeted small and mid-sized customers;

Harvest market growth within existing large accounts;

Exploit our market leadership position for growth in Recruitment Outsourcing Processing (“RPO”) and opportunistically expand higher margin permanent placement services; and

Leverage strategic investments in acquired businesses within Professional Services.

Second, improve profitability through operating effectiveness:

Maintain pricing discipline through active customer relationship management and opportunity selection; and

Drive productivity improvements through metrics management and centralized recruiting.

Third, maintain financial discipline:

Continue to improve operating leverage;

Maintain day sales outstanding (“DSO”) at or below 2009 levels and actively manage our capital spending where possible; and

Effectively integrate our Tatum acquisition to fully realize planned cost synergies.

Operating Results Consolidated Operating Results Fiscal 2009 compared with 2008

Revenues in 2009 were $1.7 billion, a decrease from $2.2 billion last year.

Temporary employment in the U.S. decreased by 22.4% year over year in 2009 as estimated by the U.S. Bureau of Labor Statistics. For the same period, our combined temporary staffing and other revenue decreased 20.8% from the prior year.

Professional Services revenues decreased 26.8% compared with the prior year and Staffing Services revenues decreased 18.2% compared with the prior year. The decline in both our Professional and Staffing Services revenues is primarily due to lower business volumes within existing customers.

Gross profit in 2009 was $339.1 million. Gross profit margin decreased to 19.8% in 2009 compared with 22.0% for 2008. Gross profit margins decreased due to:

Lower permanent placement volumes (140 basis points); and

Declines in temporary staffing and other margins in Staffing Services (80 basis points) primarily due to a reduction in pay/bill spreads, higher payroll taxes and other employee burden costs and in Professional Services (20 basis points) primarily due to a decline in pay/bill spreads and higher payroll taxes; partially offset by

Higher RPO margins due to lower recruiting costs (20 basis points).

SG&A expenses decreased 27.4% to $325.7 million in 2009 from $448.6 million in 2008. The decline in SG&A expenses is due to adjustments made to our cost structure as business volumes changed over the past year. As a percentage of gross profit, SG&A costs increased to 96.0% from 93.1% in 2008.

Restructuring and other charges were $7.1 million and $11.4 million in 2009 and 2008, respectively. The charges in 2009 and 2008 were primarily due to lease and severance-related costs. Additionally, included in 2009 were $1.7 million of charges related primarily to adverse developments in a prior year legal matter. See Note 14, "Restructuring and Other Charges,” in the accompanying notes to the Consolidated Financial Statements for further discussion. We also recorded a goodwill and intangible asset impairment charge of $2.9 million in the fourth quarter of 2009.

Net interest expense was $4.0 million in 2009 compared with net interest expense of $5.3 million in 2008. The decrease in interest expense is primarily due to the reduction in average outstanding debt balances, partially offset by higher interest rate spreads due to changes associated with our amended credit facility (see “Management’s Discussion and Analysis – Financing” for further discussion). Outstanding debt decreased from $39.3 million at December 28, 2008 to $13.6 million at December 27, 2009.

Our effective tax benefit rate from continuing operations for 2009 was 15.4% and was lower than the statutory rate due to the impact of state taxes and adjustments to valuation allowances. The 2008 tax benefit rate of 18.9% was lower than the statutory rate due to non-deductible goodwill and intangible impairment charges.

Loss from continuing operations was $(0.11) per diluted share for 2009, compared with a loss of $(2.14) per share in 2008. Adjusted loss per share from continuing operations in 2009 was $0.00 compared with earnings of $0.24 per share in 2008. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

Loss from discontinued operations was $(0.01) per share in 2009 compared with a loss of $(0.07) per share in 2008, respectively. The loss in 2009 included $0.7 million of pre-tax loss (net of a $0.3 million tax benefit) from operations due to expenses related to the defense of certain legal matters associated with several of the businesses sold in 2004. See Note 13, “Discontinued Operations,” in the accompanying notes to the Consolidated Financial Statements for further discussion.

    DSO improved to 46 days at the end of 2009 compared with 49 days at the end of 2008.

  Fiscal 2008 compared with 2007

  RECONCILIATION OF YEAR-OVER-YEAR ORGANIC(1) REVENUE GROWTH

	Twelve Months Ended
	December 28, 2008
	Total	Professional	Staffing
	Company	Services	Services

Organic revenue growth	(9.5)%	(10.8)%	(8.5)%
Impact of acquisitions and
business reclassifications	18.0%	53.8%	0.6%
GAAP revenue growth	8.5%	43.0%	(7.9)%

       (1) Organic revenue growth is calculated assuming that all acquisitions were consummated on January 1, 2007. This calculation has the effect of adding revenues for the acquired businesses prior to their acquisition dates to our reported revenues. Effective with the first quarter of 2008, the management of certain customer contracts was transferred between operating segments, primarily to Professional Services from Staffing Services. Additionally, we realigned our operating segments during the first quarter of 2009. The Recruitment Process Outsourcing and Todays Office Professionals businesses are now reported in Professional Services rather than within Staffing Services. Our organic revenue growth has been adjusted to conform to our 2009 segment presentation. See non-GAAP financial measures for further discussion.

Revenues in 2008 were $2.2 billion, an increase from $2.0 billion in the prior year.

Professional Services revenues increased 43.0% compared with the prior year primarily due to the 2007 Acquisitions. On an organic basis, Professional Services revenue decreased 10.8% compared with the prior year due to the completion of several large projects in early 2008 (including a large IT staffing project) and lower demand from customers across several industry sectors due to the weaker hiring demand.

Staffing Services revenues decreased 7.9%. On an organic basis, Staffing Services revenue decreased 8.5% compared with the prior year primarily due to the decline of economically sensitive temporary staffing and other revenues in the U.S. and Canada.

Temporary employment in the United States decreased by 8.8% in 2008 as estimated by the U.S. Bureau of Labor Statistics. The Company’s combined temporary staffing and other revenue decreased 8.9% on an organic basis from the prior year.

Gross profit in 2008 was $482.0 million. Gross profit margin decreased to 22.0% in 2008 compared with 23.7% in the prior year. Gross profit margins decreased due to:

Lower permanent placement volume (100 basis points); and

Declines in temporary staffing and other margins in Staffing Services (70 basis points) due to lower pay/bill spreads and higher workers’ compensation costs and in Professional Services (60 basis points) primarily due to higher billable expenses; and

Decreases in RPO margins (30 basis points); partially offset by

Other mix changes, including mix shift from Staffing Services to Professional Services (90 basis points).

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

Net interest expense was $5.3 million in 2008 compared with net interest income of $0.9 million in 2007 primarily due to the use of existing cash and increases in borrowings used to fund the 2007 Acquisitions.

  Fiscal 2008 compared with 2007 cont'd

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
    Loss from discontinued operations was $(0.07) per share in both 2008 and 2007, respectively. The loss in 2008 included $3.4 million of pre-tax loss from operations due to expenses associated with legal matters related to businesses sold in 2004 and a pre-tax loss on disposal of $2.8 million related to the settlement of indemnification claims associated with the sale of the Australian education business in 2004. See Note 13, “Discontinued Operations,” in the accompanying notes to the Consolidated Financial Statements for further discussion.
    DSO improved to 49 days at the end of 2008 compared with 51 days at the end of 2007.

  22

  Operating Segments

       We evaluate the performance of our operating segments and allocate resources based on revenues, gross profit and segment operating profit. Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes, goodwill and intangible asset impairment and restructuring and other charges. All intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Consolidated Statements of Operations. As a result of internal organization and business strategy changes, we realigned our operating segments during the first quarter of 2009. The RPO and Todays Office Professionals businesses are now reported in Professional Services rather than within Staffing Services. The historical segment information has been adjusted to conform to our segment presentation in 2009.

       Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Fiscal Years
	2009		2008		2007
		% of		% of		% of
		Total		Total		Total
Revenues:
Professional Services	$681,686	39.8%	$930,965	42.5%	$651,039	32.3%
Staffing Services	1,029,194	60.2%	1,258,191	57.5%	1,366,075	67.7%
Total	$1,710,880	100.0%	$2,189,156	100.0%	$2,017,114	100.0%

		% of		% of		% of
		Revenues		Revenues		Revenues
Gross profit:
Professional Services	$185,401	27.2%	$272,421	29.3%	$227,179	34.9%
Staffing Services	153,744	14.9%	209,582	16.7%	250,807	18.4%
Total	$339,145	19.8%	$482,003	22.0%	$477,986	23.7%

Segment SG&A expenses:
Professional Services	$(158,476)		$(228,614)		$(183,185)
Staffing Services	(154,800)		(203,289)		(231,111)
Total	$(313,276)		$(431,903)		$(414,296)

Segment operating profit (loss):
Professional Services	$26,925		$43,807		$43,994
Staffing Services	(1,056)		6,293		19,696
Total	25,869		50,100		63,690

Unallocated corporate costs	(12,412)		(16,712)		(15,993)
Goodwill and intangible asset impairment	(2,900)		(149,793)		-
Amortization expense	(6,514)		(8,142)		(1,406)
Interest expense	(4,126)		(5,703)		(3,746)
Interest income	173		407		4,631
Restructuring and other charges	(7,091)		(11,427)		(700)
(Loss) earnings from continuing
operations before income taxes	$(7,001)		$(141,270)		$46,476

  Segment Operating Results

  Professional Services

       Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Fiscal Years
	2009		2008		2007
		% of		% of		% of
		Total		Total		Total
Revenues by Skill:
Information Technology	$454,238	66.6%	$581,331	62.4%	$368,460	56.6%
Finance & Accounting	87,068	12.8%	107,555	11.6%	109,712	16.9%
Administration	71,180	10.4%	123,820	13.3%	43,972	6.7%
Other	69,200	10.2%	118,259	12.7%	128,895	19.8%
Segment revenues	$681,686	100.0%	$930,965	100.0%	$651,039	100.0%

Revenues by Service:
Temporary Staffing & Other	$662,263	97.2%	$882,227	94.8%	$595,313	91.4%
Permanent Placement	19,423	2.8%	48,738	5.2%	55,726	8.6%
Segment revenues	$681,686	100.0%	$930,965	100.0%	$651,039	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing & Other	25.1%		25.4%		28.8%
Permanent Placement	100.0%		100.0%		100.0%
Total Professional Services	27.2%		29.3%		34.9%

       Fiscal 2009 compared with 2008

       Revenues—Professional Services revenues decreased 26.8% to $681.7 million in 2009 from $931.0 million in the prior year. The decrease in revenues was attributable to the lower business volumes from customers across all service lines and skill categories due to the weak economic conditions that occurred in 2009.

    By skill—Information technology (“IT”) decreased 21.9% from the prior year primarily due to the completion of a large IT staffing project in mid-2008 and lower demand from several large customers. Revenues from finance and accounting and administration decreased 31.6% compared with the prior year due to lower customer demand, including significant decreases in permanent placement activity across all skills. Other skills decreased 41.5% and primarily reflects a slow down in our RPO business due to client hiring freezes and deferrals as the U.S. economy remained weak.
    By service—Temporary staffing and other decreased 24.9% in 2009 compared with the prior year due to the slower economy. Permanent placement revenues decreased by 60.1%, as a result of customer decisions to defer hiring due to economic uncertainty since the second half of 2008.

       Gross Profit—Professional Services gross profit decreased to $185.4 million or 27.2% of revenues in 2009 from $272.4 million or 29.3% of revenues in the prior year. This 210 basis point decrease in gross profit margin was due to a change in service mix due to lower permanent placement revenues (180 basis points) and lower temporary staffing and other margins (40 basis points) driven by lower pay/bill spreads and higher payroll taxes, partially offset by higher margins in our RPO business (10 basis points).

       Segment Operating Profit—Professional Services segment operating profit was $26.9 million in 2009 compared with $43.8 million in the prior year. Despite the decrease in operating expenses, as a percentage of gross profit, operating expenses increased to 85.5% from 83.9%. The increase in operating expenses as a percentage of gross profit was primarily due to deleveraging as business volumes and gross profit margins decreased at a more rapid rate than related costs.

       Outlook—We continue to focus on the execution of our strategy to expand our Professional Services business through investment in sales resources focused on leveraging our leadership position in RPO and the addition of targeted small and mid-sized accounts. As 2009 progressed, we began to see year-over-year revenue comparisons improve in all temporary staffing skill categories, as well as, with permanent placement. However, we continue to carefully monitor gross profit trends and expense levels while keeping SFN positioned to respond to growth opportunities in Professional Services markets in the future.

Fiscal 2008 compared with 2007

	Twelve Months Ended December 28, 2008
	Revenue Growth by Skill					Revenue Growth by Service
								Temporary
	Total	Information	Finance &			Total	Permanent	Staffing &
Professional Services	Professional	Technology	Accounting	Administration	Other	Professional	Placement	Other
Organic revenue growth	(10.8)%	(11.8)%	(7.6)%	(13.0)%	(6.2)%	(10.8)%	(22.0)%	(10.1)%
Impact of acquisitions and
business reclassifications	53.8%	69.6%	5.6%	194.6%	(2.1)%	53.8%	9.5%	58.3%
GAAP revenue growth	43.0%	57.8%	(2.0)%	181.6%	(8.3)%	43.0%	(12.5)%	48.2%

       Revenues—Professional Services revenues increased 43.0% to $931.0 million in 2008 from $651.0 million in the prior year. The increase in revenues was primarily attributable to the 2007 Acquisitions and the reclassification of certain customer contracts from our Staffing Services operating segment. Revenues on an organic basis decreased 10.8% due to the completion of a large IT staffing project and lower demand from several larger customers.

    By skill—IT increased 57.8% from the prior year due primarily to the acquisition of Technisource made at the end of 2007. On an organic basis, IT decreased 11.8% due to the completion of a large IT staffing project and lower demand from several large customers for temporary staffing, particularly within the technology, consumer products and financial services sectors, due to the slowing economy. Revenues from finance and accounting and administration increased 50.6% from the prior year due to the acquisition of Todays Staffing. On an organic basis, finance and accounting and administration decreased 10.6% as customer demand for temporary staffing and other services and permanent placement services began to decline due to the economic slow down in the latter part of 2008.
    By service—Temporary staffing and other increased 48.2% due to the 2007 Acquisitions. On an organic basis, temporary staffing and other revenues decreased 10.1% primarily due to the completion of a large IT staffing project, lower demand from several large customers for temporary staffing, particularly within the technology, consumer products and financial services sectors, and lower RPO revenues due to decreases in hiring plans of our customers due to the economic slowdown. Permanent placement revenues decreased by 12.5%, or 22.0% on an organic basis, as hiring freezes and layoffs significantly impacted customers’ hiring plans and need for recruiting services, particularly in the second half of 2008.

       Gross Profit—Professional Services gross profit increased 19.9% to $272.4 million in 2008 from $227.2 million in the prior year. The overall gross profit margin was 29.3% in 2008 compared with 34.9% in the prior year. This 560 basis point decrease in gross profit margin was primarily due to a change in service mix due to lower permanent placement revenues (330 basis points). Temporary staffing and other margins were lower primarily driven by higher billable expenses (210 basis points) and lower RPO margins (50 basis points), partially offset by lower payroll taxes (30 basis points).

       Segment Operating Profit—Professional Services segment operating profit was $43.8 million compared with $44.0 million in the prior year. Operating expenses as a percentage of gross profit were up 330 basis points to 83.9% from 80.6%. The increase in operating expenses as a percentage of gross profit was primarily due to deleveraging as business volumes and gross profit margins decreased faster than operating expenses were reduced.

  Staffing Services

       Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Fiscal Years
	2009		2008		2007
		% of		% of		% of
		Total		Total		Total
Revenues by Skill:
Clerical	$645,451	62.7%	$757,941	60.2%	$814,397	59.6%
Light Industrial	383,743	37.3%	500,250	39.8%	551,678	40.4%
Segment revenues	$1,029,194	100.0%	$1,258,191	100.0%	$1,366,075	100.0%

Revenues by Service:
Temporary Staffing & Other	$1,022,954	99.4%	$1,244,634	98.9%	$1,343,385	98.3%
Permanent Placement	6,240	0.6%	13,557	1.1%	22,690	1.7%
Segment revenues	$1,029,194	100.0%	$1,258,191	100.0%	$1,366,075	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing & Other	14.4%		15.7%		17.0%
Permanent Placement	100.0%		100.0%		100.0%
Total Staffing Services	14.9%		16.7%		18.4%

  Fiscal 2009 compared with 2008

       Revenues—Staffing Services revenues decreased to $1.0 billion in 2009 from $1.3 billion in the prior year. The decrease was primarily due to lower business volumes among existing customers in the U.S. and Canada due to the slow economy.

    By skill—Light industrial revenues decreased 23.3% from prior year levels due to lower business volumes among several of our customers, primarily in the technology, consumer products, manufacturing and retail industries, and the loss of a large customer in mid-2008 due to unacceptable pricing. Clerical revenues decreased 14.8% in 2009 compared with the prior year primarily due to lower demand among various customers, primarily in the financial and business services and transportation industry.
    By service—Temporary staffing and other revenues decreased 17.8% compared with the prior year due to the slowing economy, which resulted in lower temporary employment in the U.S. Permanent placement revenues decreased 54.0% in 2009 compared with the prior year primarily due to employers significantly reducing their hiring in 2009 due to the weak economy in the U.S. and Canada.

       Gross Profit—Gross profit decreased to $153.7 million or 14.9% of revenue in 2009 compared with $209.6 million or 16.7% in the prior year period. The decrease of 180 basis points in gross profit margin resulted from lower temporary staffing and other margins of 140 basis points due to lower pay/bill spreads (110 basis points) and higher payroll taxes and other employee burden costs (30 basis points) combined with a change in revenue mix resulting from disproportionally lower permanent placement revenues (40 basis points).

       Segment Operating (Loss) Profit—Staffing Services segment operating loss was $1.1 million in 2009 compared with operating profit of $6.3 million in the prior year. Operating expenses decreased by $48.5 million year over year, but increased as a percentage of gross profit to 100.7% compared with 97.0% in the prior year. Higher operating expenses as a percentage of gross profit are due to deleveraging as volumes and gross profit margins decreased faster than operating expenses were reduced.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

       Outlook—We continue to focus on executing our strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts to obtain higher gross margins. As 2009 progressed, we began to see year-over-year revenue comparisons improve in both temporary staffing and other and permanent placement. The 4.9% increase in revenues in the second half of 2009 compared with the first half also reflects seasonal increases in temporary staffing volumes. It is difficult to quantify how much of the second half revenue increase compared with the first half of revenue is due to seasonality versus economic improvement. As such, sales activity and careful cost management to improve operating leverage remain our major areas of focus in 2010.

Fiscal 2008 compared with 2007

	Twelve Months Ended December 28, 2008
	Revenue Growth by Skill			Revenue Growth by Service
						Temporary
					Permanent	Staffing &
Staffing Services	Total Staffing	Clerical	Light Industrial	Total Staffing	Placement	Other
Organic revenue growth	(8.5)%	(4.2)%	(14.3)%	(8.5)%	(39.6)%	(8.0)%
Impact of acquisitions and
business reclassifications	0.6%	(2.7)%	5.0%	0.6%	(0.7)%	0.6%
GAAP revenue growth	(7.9)%	(6.9)%	(9.3)%	(7.9)%	(40.3)%	(7.4)%

       Revenues—Staffing Services revenues decreased slightly to $1.3 billion in 2008 from $1.4 billion in the prior year. On an organic basis, revenues decreased 8.5% from the prior year primarily due to the loss of a large customer resulting from unacceptable pricing and lower business volumes within existing customers in the U.S. and Canada due to the slowing economy.

    By skill—Clerical revenues decreased 6.9%, or 4.2% on an organic basis, from prior year levels due to lower demand among several of our customers, primarily in the technology industry. Light industrial revenues decreased 9.3%, or 14.3% on an organic basis, from prior year levels due to the loss of a large customer due to unacceptable pricing and lower volumes among several of our customers, primarily in the distribution and retail industries.
    By service—Temporary staffing and other revenues decreased 7.4% (8.0% on an organic basis) compared with the prior year due to the loss of a large customer resulting from unacceptable pricing and lower volumes in both our U.S. and Canadian operations due to the economic slowdown. Permanent placement revenues decreased 40.3%, or 39.6% on an organic basis, as hiring freezes and layoffs significantly impacted customers’ hiring plans.

       Gross Profit—Gross profit decreased to $209.6 million or 16.7% of revenue in 2008 compared with 18.4% in the prior year. The decrease of 170 basis points in the gross profit margin resulted from lower temporary staffing and other margins of 120 basis points due to lower pay/bill spreads (80 basis points) and higher workers’ compensation costs (40 basis points), combined with a change in revenue mix resulting from disproportionally lower permanent placement revenues (50 basis points).

       Segment Operating Profit—Staffing Services segment operating profit was $6.3 million compared with $19.7 million in the prior year. Operating expenses as a percentage of gross profit increased to 97.0% compared with 92.1% in the prior year. The higher operating expenses were due to deleveraging as business volumes and gross profit margins decreased faster than operating expenses were reduced.

  Unallocated Corporate Costs

       2009 compared with 2008—Unallocated corporate costs were $12.4 million and $16.7 million in 2009 and 2008, respectively, decreasing as a result of cost containment actions. Unallocated corporate costs as a percentage of revenues were 0.7% and 0.8% in 2009 and 2008, respectively.

       2008 compared with 2007—Unallocated corporate costs were $16.7 million and $16.0 million in 2008 and 2007, respectively. Unallocated corporate costs as a percentage of revenues were 0.8% in both 2008 and 2007.

Liquidity and Capital Resources Cash Flows

       As of December 27, 2009, we had total cash of $8.0 million (an increase of $0.4 million from December 28, 2008). Total debt was $13.6 million as of December 27, 2009 compared with $39.3 million as of December 28, 2008. Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Fiscal Years
	2009	2008	2007
Cash Provided By (Used In):
Operating activities	$41,082	$79,183	$55,775
Investing activities	(4,340)	4,507	(171,678)
Financing activities	(36,333)	(90,757)	75,580
Effect of exchange rates	24	(656)	1,007
Net increase (decrease) in cash and cash equivalents	$433	$(7,723)	$(39,316)

       Operating cash flows

       Cash provided by operating activities for 2009 was $41.1 million. Cash flow from operating activities before changes in working capital was $32.8 million, which decreased from $48.6 million in 2008 due to lower adjusted earnings from continuing operations (see “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information) as the slower economy negatively impacted our operating results. Lower working capital contributed $8.3 million to operating cash flow in 2009. Cash generated from lower working capital resulted primarily from a decrease in accounts receivable compared with prior year-end levels due to lower revenue volume and improved DSO of 46 days at the end of 2009. This was partially offset by $10.9 million used for severance and leases related to restructuring and other charges (included in “Accounts payable and accrued liabilities” in the Consolidated Statements of Cash Flows).

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

       Cash provided by operating activities for 2007 was $55.8 million. Cash flow from operating activities before changes in working capital was $74.6 million, which was partially offset by an increase in working capital items of $18.8 million. The $18.8 million increase in working capital items is due to lower accounts payable and accrued expenses and an increase in accounts receivable due to the growth in the business.

       Investing cash flows

       Cash used for investing activities of $4.3 million in 2009 was primarily due to the payment of $3.0 million related to a 2007 acquisition (i.e. an earnout payment) and the purchase of a franchised operation in 2009 and capital expenditures of $2.1 million, primarily related to the implementation of an upgraded telecommunications system.

       Cash provided by investing activities of $4.5 million for 2008 was primarily due to the return of $18.4 million of cash collateral from our restricted insurance deposit accounts upon the issuance of additional letters of credit as replacement collateral. This was partially offset by the payment of the final settlement of $5.3 million of indemnity claims related to the 2004 sale of the Australian education business and capital expenditures of $8.9 million which primarily related to computer hardware upgrades for acquired companies and new systems development.

       Cash used for investing activities of $171.7 million for 2007 was primarily due to purchase consideration of $196.5 million for the 2007 Acquisitions, capital expenditures of $8.3 million which primarily relate to computer hardware and new system application development, partially offset by reimbursements of insurance claim payments of $7.2 million and the return of $25.2 million of cash collateral from our restricted insurance deposit accounts upon the issuance of additional letters of credit.

       Financing cash flows

       Cash used in financing activities for 2009 of $36.3 million was primarily related to the repayments on our lines of credit of $23.4 million, repayment of other debt of $4.4 million and $8.6 million for the purchase of treasury shares.

       Cash used in financing activities for 2008 of $90.8 million was primarily related to the repayments on our lines of credit of $49.9 million, repayment of other debt of $15.6 million, including the early payment of the Technisource deferred purchase price, and the repurchase of common stock of $25.3 million.

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

       On July 16, 2009, we entered into an Amended and Restated Loan and Security Agreement (the “Agreement”), with several financial institutions. The Agreement amended and restated SFN’s U.S. revolver dated July 24, 2003 (as amended). The Agreement extends the maturity date of the Company’s $250 million asset based revolving credit facility to July 24, 2013. The Agreement also provides for Canadian dollar borrowings thereby eliminating the need for a separate Canadian dollar revolving line of credit.

       As of December 27, 2009, there was $10.8 million outstanding under this facility, compared with $29.6 million as of December 28, 2008. As of December 27, 2009, total availability was $103.3 million (calculated as eligible receivables of $181.8 million, less: borrowings outstanding of $10.8 million, letters of credit of $37.0 million and a one week payroll reserve of $30.7 million). The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 6.3% (prime rate plus 3.0% margin) as of December 27, 2009. Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.50% to 0.75% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 4.00%) plus a fixed fronting fee of 0.125%. For further discussion on letters of credit, see Note 10, “Commitments and Contingencies,” in the accompanying notes to the Consolidated Financial Statements for further discussion.

       The Agreement also modified certain covenants, the most significant of which is a minimum fixed charge coverage requirement under certain conditions. If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x. At December 27, 2009, we were in compliance with all covenants of the U.S. revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations, or sales, and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

Contractual Obligations and Commitments (in thousands)

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
Debt obligations (1)	$22,898	$4,151	$3,172	$3,123	$12,452	$—	$—
Capital lease obligations	2,651	1,365	1,094	183	9	—	—
Operating lease obligations (2)	66,539	20,783	15,006	11,048	5,914	3,554	10,234
Purchase obligations (3)	46,373	15,776	8,453	8,324	7,605	4,246	1,969
Other liabilities (4)	3,010	1,505	1,505	—	—	—	—
ASC 740 (FIN 48) obligations,
Including interest and penalties	993	101	105	52	—	—	735
Total	$142,464	$43,681	$29,335	$22,730	$25,980	$7,800	$12,938

(1)	The future maturity of the U.S. dollar revolving line of credit balance is presented in its respective year of scheduled maturity, although the revolving line of credit is classified as a current debt obligation in the accompanying Consolidated Balance Sheet in accordance with Generally Accepted Accounting Principles. These amounts include estimated interest, letter of credit fees and unused line fees based on current rates.
(2)	Operating lease obligations for rent and equipment are expected to be offset by future sublease income of $1.1 million in 2010, $0.2 million in 2011, $0.2 million in 2012 and $0.2 million in 2013.
(3)	Purchase obligations primarily include normal and customary contracts and minimum spend contracts in the ordinary course of business, primarily information technology, outsourcing and maintenance contracts.
(4)	Other liabilities include contingent acquisition consideration payable in two equal installments in 2010 through 2011.

  Off-Balance Sheet Arrangements

       As of December 27, 2009, we had $37.0 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers’ compensation insurance. As of December 27, 2009, none of these irrevocable letters of credit had been drawn upon.

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

       Goodwill and Other Intangible Assets—As required by Accounting Standards Codification No. 350 (ASC 350),(Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”), goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis, or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. For the purposes of our ASC 350 impairment testing, our reporting units are the same as our operating segments, Professional and Staffing Services. Performing an impairment test involves estimating the fair value of a reporting unit using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

       SFN performed its annual impairment test of intangible assets as of October 2009 and determined that no adjustment to the carrying value of goodwill was required.

       The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. The estimates of fair value of intangibles not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Changes in these assumptions may have a material impact on the financial statements. The results of SFN’s impairment test indicated that the tradename intangible asset for Todays Staffing, which is included in the Professional Services segment, was partially impaired. As a result, an impairment loss of $2.9 million was recognized in the quarter ended December 27, 2009.

       Impairment of long-lived assets—Long-lived assets, primarily fixed assets and other intangible assets, are evaluated annually for impairment by SFN in accordance with ASC 360 (SFAS No. 144 “Accounting for the Impairment of Long-lived Assets”). Whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, SFN evaluates the fair value of its long-lived assets using an undiscounted cash flow analysis to estimate the assets’ fair value. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the assets’ carrying value in excess of fair value. Based on SFN’s evaluation, there were no events or changes in circumstances that indicated that the value of the assets were not recoverable. In addition, the remaining useful lives of long-lived assets are reviewed annually. Changes to useful lives will affect future periods only, but are not expected to have a material impact on the Company’s financial results.

       Accrued self-insurance losses—We retain a portion of the risk under our workers' compensation, general liability, professional liability, employment practices liability and health benefits insurance programs. Recording reserves for self-insured losses involves a considerable amount of judgment. In developing the reserves, we use the assistance of actuaries to estimate most of our accruals under the following circumstances: (i) when the accruals are sufficiently material, (ii) when there is an adequate population of claims upon which to prepare actuarial estimates and (iii) when the claims develop over a longer period of time. For all other accruals we base our reserves on internal estimates. Estimated losses for workers' compensation have been discounted at 2.73% and 1.79% as of December 27, 2009 and December 28, 2008, respectively. While management believes that the amount recorded for the liabilities is adequate, there can be no assurance that changes to management’s estimates may not occur due to limitations inherent in the estimation process. Factors that can affect our reserves are as follows:

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

    Loss estimates from actuaries are primarily based on the historical pattern of losses, including both the frequency and severity of claims. Changes in loss patterns must often be consistently exhibited over a period of time before they are fully reflected in the reserves. Claims can also take a number of years to fully develop until the final loss is known. Changes to estimated loss reserve levels can occur several years after the loss has occurred. A 10% change in either the frequency or severity of claims for one year at current activity levels would impact workers’ compensation expense by approximately $1.0 million.
    Changes in the cost of health care services, claims processing costs, or increased litigation could affect the adequacy of these estimated liabilities.
    Prolonged changes in interest rates for risk-free U.S. governmental bonds could also affect the discount rate used in estimating these liabilities. An increase or decrease of 1.0% in the discount rate would result in a reduction or increase, respectively, to pre-tax expense of approximately $1.2 million.

       Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to cost of services for billable temporary staff and/or selling, general and administrative expenses for branch and administrative staff in the period determined. The Company monitors the impact of reserve changes on its results of operations and over time such reserve changes tend to be insignificant to overall gross profits. During 2009 and 2008, our workers’ compensation and other insurance costs were reduced by $1.7 million and $0.3 million, respectively, for adjustments to prior year reserves and the discount rate.

       SFN provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims. SFN also provides cash deposits to various transaction processing vendors (“Other current assets” in the accompanying Consolidated Balance Sheets). The letters of credit and insurance deposits were $37.0 million and $0.4 million at December 27, 2009, respectively, and $44.3 million and $0.5 million at December 28, 2008, respectively.

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

       At December 27, 2009, we had a net deferred tax asset of $145.9 million, net of a valuation allowance of $6.4 million. Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. The net deferred tax asset was evaluated under the guidelines of ASC 740 (SFAS No. 109, “Accounting for Income Taxes”,) and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings. These objective factors include historical taxable income, normalized for non-recurring income and expense items. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing a valuation allowance, we consider all positive and negative evidence available at the time, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The current valuation allowance relates primarily to foreign tax credit carryforwards, the benefit on capital loss carryforwards and the benefit on state net operating loss carryforwards that are not expected to be realized. If we determine that future taxable earnings will be insufficient to recover the deferred tax assets, we will be required to write-off all or a portion of the remaining net deferred tax assets by a charge to earnings.

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

  Inflation

       Our monetary assets, consisting primarily of cash and accounts receivable, are not affected by inflation because they are short-term. Our non-monetary assets, consisting primarily of intangible assets, and prepaid expenses and other assets, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of service and expenses, such as those for employee compensation, which may not be readily recoverable in the price of services offered by us.

Non-GAAP Financial Measures

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION
(in thousands, except per share amounts)
	Twelve Months Ended
	December 27,	December 28,	December 30,
	2009	2008	2007

Adjusted earnings from continuing operations	$160	$12,587	$32,612
Adjustment of tax valuation allowance	-	1,064	-
Adjustment of Canadian Acquisition	-	-	(2,346)
Impairment of goodwill and other intangibles, net of tax benefit	(1,766)	(121,249)	-
Vendor management bankruptcy charge, net of tax benefit	-	-	(703)
Restructuring and other charges, net of tax benefit	(4,318)	(6,959)	(426)
(Loss) earnings from continuing operations	(5,924)	(114,557)	29,137
Loss from discontinued operations, net of tax	(404)	(3,932)	(3,871)
Net (loss) earnings	$(6,328)	$(118,489)	$25,266

Per share-Diluted amounts:(1)
Adjusted earnings from continuing operations	$-	$0.24	$0.57
Adjustment of tax valuation allowance	-	0.02	-
Adjustment of Canadian Acquisition	-	-	(0.04)
Impairment of goodwill and other intangibles, net of tax benefit	(0.03)	(2.27)	-
Vendor management bankruptcy charge, net of tax benefit	-	-	(0.01)
Restructuring and other charges, net of tax benefit	(0.08)	(0.13)	(0.01)
(Loss) earnings from continuing operations	(0.11)	(2.14)	0.51
Loss from discontinued operations, net of tax	(0.01)	(0.07)	(0.07)
Net (loss) earnings	$(0.12)	$(2.22)	$0.44

Weighted-average shares used in computation of earnings (loss) per share	51,810	53,490	56,893

  (1)(Loss) earnings per share amounts are calculated independently for each component and may not add due to rounding.

       This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (“GAAP”) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, organic revenue growth and adjusted earnings from continuing operations are non-GAAP financial measures. Organic growth is a key measurement used by management to evaluate its operations which includes pro-forma revenues of acquired companies and the effect of business transfers. Management includes revenues prior to acquisition date for acquired companies in the organic revenue growth calculation in order to evaluate the Company’s operating performance. Adjusted earnings from continuing operations is also a non-GAAP financial measure, which excludes certain non-operating related charges. Items excluded from the calculation of adjusted earnings from continuing operations include interest expense related to the adjustment of the Canadian purchase liability, impairment of goodwill and other intangibles, restructuring and other charges related to acquisitions and other cost reduction initiatives, and adjustments to tax valuation allowances. Non-GAAP financial measures should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP. Reconciliations of organic growth are presented in the respective sections of the Management’s Discussion and Analysis.

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

  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       SFN is exposed to interest rate risk related to a portion of its debt. The outstanding variable-rate debt was $10.8 million and $33.9 million at December 27, 2009 and December 28, 2008, respectively. Based on the outstanding balances in 2009 and 2008, a change of 1% in the interest rate would have caused a change in interest expense of approximately $0.1 million and $0.3 million, respectively, on an annual basis.

       From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates. We attempt to hedge transaction exposures through natural offsets. To the extent this is not practicable, exposure areas which are considered for hedging are foreign currency denominated receivables and payables, intercompany loans and firm committed transactions. We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures related to our Canadian operations. We do not enter into forward contracts for trading purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from external sources. As of December 27, 2009, we had one outstanding forward contract to sell CAD$6.2 million in January 2010. The Canadian hedge is expected to remain outstanding until the Canada intercompany loan is repaid.  This derivative had a fair value or cost to unwind that is not material to our consolidated results of operations.

       When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. SFN provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims. The cost of the letters of credit is based on a margin plus a fixed fronting fee of 12.5 basis points as determined by an interest rate grid, which is subject to availability under the U.S. credit facility. The letters of credit were $37.0 million and $44.3 million at December 27, 2009 and December 28, 2008, respectively. We are exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote.

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

  Management’s Report on Internal Control Over Financial Reporting

       Management is responsible for the fair presentation of the Consolidated Financial Statements of SFN Group, Inc. Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information.

       Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 27, 2009.

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
Chief Financial Officer

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of

  SFN Group, Inc.

  Fort Lauderdale, Florida

  We have audited the internal control over financial reporting of SFN Group, Inc. and subsidiaries (the "Company") as of December 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2009 of the Company and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP Certified Public Accountants Miami, Florida March 3, 2010

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of

  SFN Group, Inc.

  Fort Lauderdale, Florida

  We have audited the accompanying consolidated balance sheets of SFN Group, Inc. and subsidiaries (the "Company") as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SFN Group, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP Certified Public Accountants Miami, Florida March 3, 2010

SFN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
Fiscal Years Ended
December 27,		December 28,	December 30,
2009		2008	2007
Revenues	$1,710,880	$2,189,156	$2,017,114
Cost of services	1,371,735	1,707,153	1,539,128
Gross profit	339,145	482,003	477,986
Selling, general and administrative expenses	325,688	448,615	430,289
Goodwill and intangible asset impairment	2,900	149,793	-
Amortization expense	6,514	8,142	1,406
Interest expense	4,126	5,703	3,746
Interest income	(173)	(407)	(4,631)
Restructuring and other charges	7,091	11,427	700
	346,146	623,273	431,510
(Loss) earnings from continuing operations before income taxes	(7,001)	(141,270)	46,476
Income tax benefit (expense)	1,077	26,713	(17,339)

(Loss) earnings from continuing operations	(5,924)	(114,557)	29,137
Loss from discontinued operations, net of tax	(404)	(3,932)	(3,871)

Net (loss) earnings	$(6,328)	$(118,489)	$25,266

(Loss) earnings per share-Basic:(1)
(Loss) earnings from continuing operations	$(0.11)	$(2.14)	$0.52
Loss from discontinued operations	(0.01)	(0.07)	(0.07)
	$(0.12)	$(2.22)	$0.45

(Loss) earnings per share-Diluted:(1)
(Loss) earnings from continuing operations	$(0.11)	$(2.14)	$0.51
Loss from discontinued operations	(0.01)	(0.07)	(0.07)
	$(0.12)	$(2.22)	$0.44

Weighted average shares used in computation of (loss) earnings per share:
Basic	51,810	53,490	56,234
Diluted	51,810	53,490	56,893

  (1) Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See Notes to Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 27,	December 28,
Assets	2009	2008
Current Assets:
Cash and cash equivalents	$8,034	$7,601
Receivables, less allowance for doubtful accounts of $2,261 and
$2,978, respectively	228,180	269,203
Deferred tax asset	10,236	11,198
Other current assets	11,430	14,430
Total current assets	257,880	302,432
Property and equipment, net of accumulated depreciation of $140,985
and $128,323, respectively	49,737	67,269
Deferred tax asset	135,695	132,412
Goodwill, tradenames and other intangibles, net	58,237	65,856
Other assets	22,042	16,412
	$523,591	$584,381
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$12,352	$37,699
Accounts payable and other accrued expenses	57,403	67,638
Accrued salaries, wages and payroll taxes	46,381	49,888
Accrued insurance reserves	19,037	20,145
Accrued income tax payable	806	1,236
Other current liabilities	6,399	13,234
Total current liabilities	142,378	189,840
Long-term debt, net of current portion	1,246	1,646
Accrued insurance reserves	14,617	16,912
Deferred compensation	14,702	12,404
Other long-term liabilities	4,692	7,391
Total liabilities	177,635	228,193
Commitments and contingencies (see Notes 10 and 13)
Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Treasury stock, at cost, 15,896,160 and 13,860,739 shares, respectively	(113,421)	(106,500)
Additional paid-in capital	853,516	850,653
Accumulated deficit	(398,210)	(391,882)
Accumulated other comprehensive income	3,418	3,264
Total stockholders' equity	345,956	356,188
	$523,591	$584,381

See Notes to Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For Fiscal Years Ended December 27, 2009, December 28, 2008 and December 30, 2007
(amounts in thousands)
					Accumulated
			Additional		Other
	Common	Treasury	Paid -In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total
Balance as of December 31, 2006	$653	$(77,856)	$844,735	$(300,060)	$3,670	$471,142
Comprehensive income:
Net income	—	—	—	25,266	—	25,266
Other comprehensive income:
Foreign currency translation adjustments
arising during the period	—	—	—	—	4,783	4,783
Comprehensive income						30,049
Cumulative effect of change of accounting principle	—	—	—	1,401	—	1,401
Proceeds from exercise of employee stock
options, including tax benefit	—	3,412	(346)	—	—	3,066
Proceeds from issuance of shares under
Employee Stock Purchase Plan	—	667	(156)	—	—	511
Share-based compensation expense	—	—	4,841	—	—	4,841
Treasury stock purchases	—	(10,264)	—	—	—	(10,264)
Other, net	—	360	(446)	—	—	(86)
Balance as of December 30, 2007	653	(83,681)	848,628	(273,393)	8,453	500,660
Comprehensive loss:
Net loss	—	—	—	(118,489)	—	(118,489)
Other comprehensive loss:
Foreign currency translation adjustments
arising during the period	—	—	—	—	(5,189)	(5,189)
Comprehensive loss						(123,678)
Proceeds from exercise of employee stock
options, including tax benefit	—	86	(229)	—	—	(143)
Proceeds from issuance of shares under
Employee Stock Purchase Plan	—	1,120	(524)	—	—	596
Share-based compensation expense	—	—	4,121	—	—	4,121
Treasury stock purchases	—	(25,079)	—	—	—	(25,079)
Other, net	—	1,054	(1,343)	—	—	(289)
Balance as of December 28, 2008	653	(106,500)	850,653	(391,882)	3,264	356,188
Comprehensive loss:
Net loss	—	—	—	(6,328)	—	(6,328)
Other comprehensive loss:
Foreign currency translation adjustments
arising during the period	—	—	—	—	154	154
Comprehensive loss						(6,174)
Proceeds from exercise of employee
stock options, including tax benefit	—	36	(12)	—	—	24
Proceeds from issuance of shares under
Employee Stock Purchase Plan	—	2,005	(1,519)	—	—	486
Share-based compensation expense	—	—	3,094			3,094
Treasury stock purchases	—	(8,881)	—	—	—	(8,881)
Other, net	—	(81)	1,300	—	—	1,219
Balance as of December 27, 2009	$653	$(113,421)	$853,516	$(398,210)	$3,418	$345,956

See Notes to Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Fiscal Years Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(6,328)	$(118,489)	$25,266
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Discontinued operations loss (gain) on disposal, net of income tax	—	1,755	(682)
Discontinued operations goodwill impairment, net of income tax	—	—	3,283
Goodwill and other intangible impairment	2,900	149,793	—
Depreciation and amortization	27,021	29,373	23,409
Deferred income tax (benefit) expense	(2,321)	(29,818)	14,793
Restructuring and other charges	7,091	11,427	473
Share-based compensation	3,094	4,121	4,841
Other non-cash charges	1,323	428	3,170
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	40,126	78,854	(5,357)
Other assets	1,426	598	123
Accounts payable and accrued liabilities	(33,250)	(48,859)	(13,544)
Net cash provided by operating activities	41,082	79,183	55,775
Cash flows from investing activities:
(Payments) proceeds related to sale of discontinued operations	—	(5,301)	100
Acquisitions, net of cash acquired	(2,959)	(190)	(196,453)
Capital expenditures, net	(2,120)	(8,935)	(8,324)
Insurance reimbursements	—	18,413	32,368
Other	739	520	631
Net cash (used in) provided by investing activities	(4,340)	4,507	(171,678)
Cash flows from financing activities:
Debt repayments	(4,359)	(15,644)	(2,503)
(Repayments) proceeds of lines of credit, net	(23,366)	(49,863)	84,971
Proceeds from issuance of securities through employee benefit plans	24	59	2,857
Purchases of treasury stock	(8,881)	(25,312)	(9,952)
Other, net	249	3	207
Net cash (used in) provided by financing activities	(36,333)	(90,757)	75,580
Effect of exchange rates on cash and cash equivalents	24	(656)	1,007
Net increase (decrease) in cash and cash equivalents	433	(7,723)	(39,316)
Cash and cash equivalents, beginning of period	7,601	15,324	54,640
Cash and cash equivalents, end of period	$8,034	$7,601	$15,324
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1,377	$1,695	$2,396
Interest expense	$3,098	$5,107	$1,311
Non-cash activities:
Deferred payment related to Technisource purchase	$—	$—	$20,000
Accrual of fixed asset purchases	$526	$497	$681
Capital leases and other debt for purchase of software, hardware and related costs	$1,717	$3,172	$—

See Notes to Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business—SFN Group, Inc., ("SFN" or the "Company") formally Spherion Corporation, is a strategic workforce solutions provider founded in 1946. SFN is headquartered in Fort Lauderdale, Florida, and operates a network of 569 locations within the United States of America and Canada. The Company has two operating segments, Professional Services and Staffing Services, which provide temporary staffing and other services and permanent placement under several specialty brands. Temporary staffing and other services include placing our employees at a customer location under the customer’s supervision in the following skill categories: clerical, light industrial, information technology, finance and accounting, legal, engineering, sales and marketing, human resources and administrative. Permanent placement is a service where we locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts.  Other services include services where we manage aspects of the operations of a customer function such as recruiting, administrative services, help desk and data center services usually under long-term contracts.

       Consolidation Policy—The accompanying Consolidated Financial Statements include the accounts of SFN, its wholly-owned subsidiaries and certain other entities it is required to consolidate (“SFN”). All intercompany transactions and balances have been eliminated.

       In accordance with ASC 810 (Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”), SFN consolidates variable interest entities (VIE’s) for which it is the primary beneficiary. SFN has evaluated the provisions of ASC 810 and determined that it applies to its franchise agreements. SFN has determined that these agreements by themselves do not create a VIE, but in some cases SFN has provided loans under these agreements which may create a VIE.

       VIE’s are generally entities that lack sufficient equity to operate without additional subordinated financial support from other parties or are entities whose equity holders do not have adequate decision making authority. SFN, in cases when financing support is provided to a franchisee, must evaluate whether or not it is the primary beneficiary. The primary beneficiary of a VIE is the party that absorbs the majority of the entity’s expected losses or receives the majority of the residual returns. As part of the evaluation, SFN makes assumptions about future conditions and circumstances of the potential VIE by using a discounted cash flow approach. If the results indicate that SFN is the primary beneficiary, the VIE is consolidated.

       SFN’s VIE consolidated net assets were $1.1 million and $0.7 million at December 27, 2009 and December 28, 2008, respectively. Each franchisee’s loan is collateralized by their respective business and in the event of default on the loan, SFN retains the right to take over franchisees operations. General creditors of SFN’s franchisees do not have any recourse against SFN. All net assets are included in “Other current assets” in the accompanying Consolidated Balance Sheets.

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

       Fiscal Year—SFN’s fiscal year is comprised of the 52 or 53 weeks ending on the last Sunday in December. The fiscal years ended on December 27, 2009, (“fiscal year 2009” or “2009”) December 28, 2008, and December 30, 2007 and all contained 52 weeks.

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

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Investments—SFN invests in mutual funds in an amount approximately equal to its obligation to employees pursuant to the terms of its non-qualified deferred compensation plans (See Note 9, “Employee Savings and Investment Plans”). These investments are classified as trading securities and are reported at fair value with gains and losses included in earnings during the period incurred. The specific identification method is used to determine the cost of investments sold. These investments are included in “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets. SFN did not have any investments considered available-for-sale securities as of December 27, 2009 or December 30, 2008.

       Goodwill and Other Intangible Assets— As required by ASC 350, (Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Asset,”), goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis, or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. For the purposes of our ASC 350 impairment testing, our reporting units are the same as our operating segments, Professional and Staffing Services. Performing an impairment test involves estimating the fair value of a reporting unit using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

       As of December 27, 2009, goodwill allocated to each of the reporting segments, Professional Services and Staffing Services was $0.3 million and $0.5 million, respectively. SFN performed its annual impairment test of intangible assets as of its October month-end and determined that no adjustment to the carrying value of goodwill was required.

       The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. The estimates of fair value of intangibles not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Changes in these assumptions may have a material impact on the financial statements. The results of SFN’s impairment test indicated that the tradename intangible asset for Todays Staffing, which is included in the Professional Services segment, was partially impaired. As a result, an impairment loss of $2.9 million was recognized in the fourth quarter of 2009.

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

       Capitalized Software Costs—Software which has been developed for internal use is accounted for in accordance with ASC 350, (Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”) Only costs incurred during the application development stage, including design, coding, installation and testing are capitalized. These capitalized costs include external consulting fees, software license fees and internal labor costs for employees directly associated with software development. Upgrades or modifications that result in additional functionality are capitalized, while upgrades or modifications that do not result in additional functionality are expensed as incurred.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Impairment of Long-Lived Assets—As required by ASC 360 (SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), long-lived assets should be tested for recoverability whenever events or circumstances indicate that their carrying amount may not be recoverable. If such circumstances existed, SFN would evaluate the fair value of its long-lived assets using an undiscounted cash flow analysis to estimate the assets’ fair value. If the estimated future cash flows are projected to be less than the carrying value, an impairment loss would be recorded, measured by the amount of the assets’ carrying value in excess of fair value. Based on SFN’s evaluation, there were no events or changes in circumstances that indicated that the value of the assets were not recoverable. In addition, the remaining useful lives of long-lived assets are reviewed annually. Changes to useful lives will affect future periods only, but are not expected to have a material impact on the Company’s financial results.

       Accrued Self-Insurance Losses—SFN retains a portion of the risk under its workers’ compensation, general liability, professional liability, employment practices liability and health benefits insurance programs. Estimated losses for workers’ compensation, general liability and employment practices liability have been discounted at 2.73% and 1.79% at December 27, 2009 and December 28, 2008, respectively. While management believes that the amount recorded for the liabilities is adequate, there can be no assurance that changes to management’s estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. SFN provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims. SFN also provides cash deposits to various transaction processing vendors (“Other current assets” in the accompanying Consolidated Balance Sheets). The letters of credit and insurance deposits were $37.0 million and $0.4 million at December 27, 2009, respectively, and $44.3 million and $0.5 million at December 28, 2008, respectively.

       Fair Value of Financial Instruments—SFN’s financial instruments consists of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short term nature. The recorded values of long-term debt approximate their fair value, as interest approximates market rates.

       Foreign Currency Translation—SFN’s Canadian operation uses the Canadian dollar as its functional currency. Assets and liabilities of this operation are translated at the exchange rates in effect on the balance sheet date. Amounts included in SFN’s Statements of Operations are translated at the average exchange rates for the year. The impact of currency fluctuation is included in stockholders’ equity as part of accumulated other comprehensive income.

       Revenue Recognition—SFN records revenues from sales of services by its company-owned and franchised operations and from royalties earned on sales of services by its area-based franchised operations. Temporary staffing and other revenues and the related labor costs are recorded in the period in which services are performed. Permanent placement revenues are recognized upon candidate start date. Allowances are established to estimate losses due to placed candidates not remaining employed for SFN’s guarantee period. SFN also enters into agreements with its customers to provide Recruitment Process Outsourcing (“RPO”) in which the recruitment functions of the customer are provided by SFN. Revenues generated from the performance of the agreement are recognized when services are delivered and to the extent that amounts have become due and are non-refundable under the terms of the agreement. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenues.

       SFN follows ASC 605 (Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”), in the presentation of revenues and expenses. This guidance requires SFN to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where SFN is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the Consolidated Statements of Operations.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       SFN utilizes two forms of franchising agreements. Under the first form, SFN records area-based franchise royalties in accordance with ASC 952, (SFAS No. 45, “Accounting for Franchise Fee Revenue”), based upon the contractual percentage of area-based franchise sales in the period in which the area-based franchisee provides the service. Area-based franchise royalties, which are included in revenues, were $4.3 million, $6.3 million, and $8.2 million for the 2009, 2008 and 2007 fiscal years, respectively. The second form of franchising agreement is a franchise agreement where SFN acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the franchisee acts as SFN’s agent providing certain sales and recruiting services. Accordingly, sales and costs of services generated by the second form of franchised operations are recorded in SFN’s Consolidated Statements of Operations. SFN pays the franchisee a commission for acting as SFN’s agent and this commission is based on a percentage of gross profit from the office managed by the franchisee and averaged 75% for the fiscal year ended 2009 and 74% for the fiscal years ended 2008 and 2007. The franchisee is responsible for establishing its office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the franchisee’s sales and service employees.

       Except in the circumstance where SFN is required to consolidate certain franchisees’ operations in accordance with ASC 810, (FIN 46(R)), SFN’s Consolidated Statements of Operations reflect the franchisee commission as an expense, but do not include the rent, utilities and salaries of the franchisee’s full-time office employees as these expenses are the responsibility of the franchisee. SFN has credit risk for sales to its customers through franchisee arrangements as SFN pays all direct costs associated with providing temporary services before related accounts receivable are collected. SFN has partially mitigated this risk by making the franchisee responsible to reimburse SFN up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however, SFN bears the loss in cases where the franchisee does not have sufficient financial wherewithal to reimburse uncollected amounts.

       Income Taxes—Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. Valuation allowances on deferred tax assets are recorded to the extent it is more likely than not that a tax benefit will not be realized. SFN is subject to tax audits in numerous jurisdictions in the U.S. and Canada. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, SFN is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Prior to January 1, 2007, SFN recorded the amount expected to incur as a result of tax audits as part of accrued income taxes based upon ASC 450 (SFAS No. 5, “Accounting for Contingencies”). Effective January 1, 2007, SFN adopted ASC 740 (FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 requires that SFN determine whether the benefits of its tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, SFN recognizes the largest amount of the benefit that is more likely than not of being sustained in SFN’s Consolidated Financial Statements. See Note 3, “Income Taxes,” for further discussion.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Earnings Per Share—Basic (loss) earnings per share is computed by dividing SFN’s (loss) earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When the effects of the common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing SFN’s net earnings plus after-tax interest on the convertible notes, if applicable, by the weighted-average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and restricted stock units. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method. See Note 4, “(Loss) Earnings Per Share,” for further discussion.

       Derivative Financial Instruments—From time to time, SFN enters into foreign exchange forward contracts as part of the management of its foreign currency exchange rate exposures. These financial instruments are not held for trading purposes and none of the instruments are leveraged. All financial instruments are put into place to hedge specific exposures. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. SFN accounts for its derivatives in accordance with ASC 815, (SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), as amended. Gains and losses on contracts that hedge foreign currency commitments are recognized in earnings. Amounts receivable or payable under the agreements are included in “Other current assets” or “Other current liabilities” in the accompanying Consolidated Balance Sheets.

       Share-Based Compensation—As required by ASC 718, (SFAS No. 123(R), “Share-Based Payment”), the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors is based on estimated fair values. The fair values of stock options are measured using an option pricing model. The fair value of deferred stock units and restricted stock units are measured at the market price on the date of grant. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in SFN’s Consolidated Statement of Operations. See Note 2, “Share-Based Compensation,” for further discussion.

       New Accounting Pronouncements and Interpretations—In June 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 810-10 (SFAS No.167 “Amendments to FASB Interpretation No. 46(R)”). ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and also eliminates the quantitative approach previously required to determine the primary beneficiary of a variable interest entity. ASC 810 is effective for the first annual and interim reporting period beginning after November 15, 2009. SFN is currently evaluating the impact of the provisions of ASC 810 and does not expect this statement to have a material impact on its financial statements.

       In June 2009, the FASB issued ASC 105-10, (SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105-10 establishes the Codification as the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFN adopted this standard during the third quarter of 2009. ASC 105-10 did not have an impact on SFN’s financial position, results of operations or cash flows.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  2. SHARE-BASED COMPENSATION

       In May 2006, SFN’s stockholders approved the adoption of the 2006 Stock Incentive Plan, which replaced the 2000 Stock Incentive Plan and the Deferred Stock Plan effective July 1, 2006. Under the 2006 Stock Incentive Plan, options to purchase SFN’s common stock and stock appreciation rights may be granted to employees and outside directors of SFN and its subsidiaries for periods not to exceed seven years at a price that is not less than 100% of fair market value on the date of grant. The 2006 Stock Incentive Plan also allows for stock-based awards including common stock, performance shares, performance units, restricted stock and restricted stock units, although there are limitations on the amount of full value awards that can be granted. All awards of stock options, restricted stock units and other stock-based awards granted on or after July 1, 2006 will be issued under the 2006 Stock Incentive Plan. As of December 27, 2009, SFN had 2,563,613 shares reserved for future grants under the 2006 Stock Incentive Plan. Additionally, any shares subject to awards under the 2000 Stock Incentive Plan that are cancelled, forfeited or surrendered will be available for re-grant under the 2006 Stock Incentive Plan. SFN expects to satisfy all of its obligation to issue shares under share-based compensation plans with treasury stock.

       All share-based compensation expense and tax benefits, primarily related to stock option and restricted stock unit awards, recognized in the Consolidated Statement of Operations during the year were as follows (in thousands):

	Fiscal Years
	2009	2008	2007
Share-based compensation expense – stock options and ESPP	$838	$1,627	$2,070
Share-based compensation expense – restricted stock units	2,256	2,494	2,771
	3,094	4,121	4,841
Income tax benefit	(1,129)	(1,370)	(1,423)
Share-based compensation expense, net of tax	$1,965	$2,751	$3,418

  Stock Options and ESPP

       Compensation expense for stock options is measured at the fair value of each option grant and is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized over the requisite vesting periods of the awards. Stock options vest ratably over a 3 year period based on continued service with the Company. Use of this valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of SFN’s stock. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical option forfeitures. Assumptions used in the valuation model were as follows:

	Fiscal Years
	2009	2008	2007
Expected life (in years)	4.5	4.1	4.6
Interest rate	1.8%	2.8%	4.7%
Volatility	78.0%	50.0%	40.0%
Expected dividends	-	-	-
Weighted average per share fair value	$0.84	$2.61	$3.57

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  2. SHARE-BASED COMPENSATION (Continued)

      Changes under these stock option plans for the fiscal year-ended December 27, 2009 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
	Shares	Price	Term (in years)	(in thousands)
Outstanding at December 28, 2008	3,635,727	$8.93
Granted	550,000	1.40
Exercised	(4,000)	5.91
Forfeited	(371,038)	10.18
Expired	(95,325)	20.21
Outstanding at December 27, 2009	3,715,364	$7.40	4.3	$2,517
Vested and expected to vest at December 27, 2009	3,715,364	$7.40	4.3	$2,517
Options exercisable at December 27, 2009	2,701,191	$8.70	3.9	$12

  * The intrinsic value of an option is the excess of the market price at the balance sheet date of the underlying stock over the exercise price.

       The total intrinsic value of options exercised during the fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007 was less than $0.01 million, $0.01 million, and $0.7 million, respectively.

       As of December 27, 2009, there was $0.5 million of total unrecognized compensation costs related to nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of stock options vested during the year ended December 27, 2009, December 28, 2008 and December 30, 2007 was $1.7 million, $1.9 million, and $2.2 million, respectively.

       Cash received from option exercises was $0.02 million, $0.1 million, and $2.9 million for the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007, respectively.

       SFN also has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%. The provisions of ASC 718 (SFAS No. 123R) require the expense related to SFN’s Employee Stock Purchase Plan be recorded in the Consolidated Statements of Operations. The tax benefit from disqualifying dispositions and employee stock purchase plan totaled $0.03 million, $0.01 million, and $0.1 million, for the three years ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SHARE-BASED COMPENSATION (Continued) Restricted Stock Units

       SFN employees and outside directors are eligible to receive grants of restricted stock units. Restricted stock units entitle the recipient to receive shares of SFN common stock at a future date after the recipient has met service requirements or SFN has met financial targets. The majority of the restricted stock units vest based upon attainment of performance criteria; the remainder vest over 1 to 7 years. If performance criteria are not met, the shares do not vest and recognized compensation cost, if any, is reversed to income.

  Changes in nonvested stock (restricted stock units) for the fiscal year ended December 27, 2009 were:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	1,548,706	$7.25
Granted	1,677,110	1.56
Vested	(259,798)	7.45
Forfeited	(982,890)	6.33
Nonvested at end of year	1,983,128	$2.87

       As of December 27, 2009, vested and unissued restricted stock units amounted to 450,656 shares. The weighted-average grant-date fair value of restricted stock units granted during the years ended December 27, 2009, December 28, 2008, and December 30, 2007 was $1.56, $6.07, and $8.89, respectively. The tax expense from restricted stock units issued totaled $0.04 million for fiscal year ended December 27, 2009. There was no tax expense for prior years ended December 28, 2008 and December 30, 2007, respectively.

       As of December 27, 2009, total unrecognized compensation expense related to restricted stock units was $1.9 million, of which, $1.7 million relates to shares expected to vest and will be recognized over a weighted-average period of 1.4 years. The unrecognized compensation cost related to restricted stock is being recognized as a selling, general and administrative expense over the vesting period. The 2.0 million nonvested shares at December 27, 2009, included 1.6 million shares that vest solely based on the passage of time and 0.4 million shares that vest solely on performance criteria. Included in the 0.4 million shares that have performance criteria, 0.2 million shares are not expected to vest as the performance criteria are not expected to be achieved. The total fair value of restricted stock units vested during the years ended December 27, 2009, December 28, 2008, and December 30, 2007 was $1.9 million, $2.2 million, and $0.5 million, respectively. The restricted stock units that vested in 2009 were time and performance based awards granted in 2007 and 2008.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  3. INCOME TAXES

       (Loss) earnings from continuing operations before income taxes in the United States of America and outside the United States of America, along with the components of the income tax provision, are as follows (in thousands):

	Fiscal Years
	2009	2008	2007
(Loss) earnings from continuing operations before
income taxes:
United States	$(5,270)	$(121,913)	$46,246
Foreign	(1,731)	(19,357)	230
	$(7,001)	$(141,270)	$46,476
Current tax expense:
Federal	$-	$-	$-
State	920	1,545	1,405
Foreign	65	161	327
	985	1,706	1,732
Deferred tax (benefit) expense:
Federal	(2,138)	(24,944)	13,819
State	724	(3,506)	1,708
Foreign	(648)	31	80
	(2,062)	(28,419)	15,607
Total (benefit) provision for income taxes	$(1,077)	$(26,713)	$17,339

       The following table reconciles the United States federal income tax rate to SFN’s effective tax rate:

	Fiscal Years
	2009	2008	2007
Statutory rate	(35.0)%	(35.0)%	35.0%
(Decrease) increase in rate resulting from:
State and local income taxes, net of federal benefit	13.0	(0.8)	4.4
Work Opportunity Tax Credit	(31.3)	(2.1)	(6.3)
Change in valuation allowance	37.1	(0.8)	(2.4)
Goodwill and intangible asset impairment	(7.3)	19.0	-
Nondeductible meals and entertainment	4.8	0.4	1.1
Nondeductible expense, Canadian put liability	-	-	1.7
Share-based compensation expense	1.2	0.1	0.8
Other, net	2.1	0.3	3.0
Effective tax rate	(15.4)%	(18.9)%	37.3%

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  3. INCOME TAXES (Continued)

  Significant components of SFN’s deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Years
	2009	2008
Current deferred tax asset (liability):
Employee compensation and benefit plans	$1,631	$1,410
Self-insurance reserves	5,612	6,180
Accrued expenses	2,472	4,005
Other	880	1,442
	10,595	13,037
Valuation allowance	(359)	(1,839)
Net current deferred tax asset	10,236	11,198

Non-current deferred tax asset (liability):
Employee compensation and benefit plans	12,377	13,018
Self-insurance reserves	7,350	8,038
Property and equipment	(3,022)	(6,464)
Intangibles	40,007	50,000
Accrued expenses and other	566	1,199
General business and other credits carryforward	30,242	26,931
Foreign tax credit carryforward	915	18,857
Loss carryforwards	53,309	45,858
	141,744	157,437
Valuation allowance	(6,049)	(25,025)
Net long-term deferred tax asset	135,695	132,412

Total	$145,931	$143,610

Current tax assets	$10,595	$13,037
Current tax liability	(359)	(1,839)
Noncurrent tax asset	162,429	182,140
Noncurrent tax liability	(26,734)	(49,728)
Total	$145,931	$143,610

       At December 27, 2009, SFN had a net deferred tax asset of $145.9 million. This deferred tax asset was evaluated under the guidelines of ASC 740, (SFAS No. 109 “Accounting for Income Taxes”), and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings. These objective factors include historical taxable income, normalized for non-recurring income and expense items. Using an average of this income projected to future years, if the asset can be recovered within the statutory carryforward periods, there is no impairment.

       SFN has a United States federal net operating loss carryforward in the amount of $111.5 million expiring in 2021 and thereafter. SFN has $224.3 million of state net operating loss carryforwards which expire over the next one to twenty years. Canadian net operating loss carryforwards are available in the amount of $3.6 million, and expire between 2010 and 2016. The Company also has a capital loss carryforward in the amount of $11.2 million and a carryforward of $30.2 million of general business credits, primarily work opportunity tax credits.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  3. INCOME TAXES (Continued)

       SFN’s valuation allowance decreased by $20.4 million during 2009 primarily as a result of expirations related to foreign tax credit and capital loss carryforwards. The remaining valuation allowance reduces the deferred tax asset to an amount that is more likely than not to be realized, and is based on the uncertainty of the realization of two principal items. First, the exit from most of SFN’s foreign operations makes it unlikely that it will utilize any foreign tax credits in the future. As such, a valuation allowance has been recorded against the full amount of foreign tax credit carryforward of $0.9 million. Second, SFN has recorded a valuation allowance of $2.0 million against the capital loss carryforwards (included with total loss carryforwards of $53.3 million). The benefits on foreign tax credits expire between 2010 and 2015. The benefits on capital loss carryforwards expire between 2010 and 2014; and, general business credits carried forward will expire between 2021 and 2029. Valuation allowances for state net operating loss carryforwards and other items account for remainder of the total $6.4 million. As of December 27, 2009, and December 28, 2008 there were no unremitted foreign earnings.

       SFN adopted the provisions of ASC 740 (FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”), on January 1, 2007. As a result of the implementation of FIN 48, SFN recognized a decrease of approximately $1.4 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit. After adjustment, the total liability for unrecognized tax benefits at January 1, 2007 was $1.4 million ($0.9 million net of federal benefit on state taxes).

       SFN files income tax returns in the U.S. federal jurisdiction and most states. SFN also files tax returns in Canada. SFN is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Internal Revenue Service (“IRS”) has completed examinations of SFN’s tax returns through the 2004 tax year, and all adjustments have been recorded. In years 2002 through 2004, however, SFN reported a net operating loss, and those losses will be subject to re-examination in the years in which they are utilized to offset future income.

       SFN recognizes interest and penalties accrued with respect to unrecognized tax benefits in income tax expense. The total liability for interest and penalties recorded was $0.4 million at December 27, 2009 and December 28, 2008 and $0.3 million at December 30, 2007. As of December 27, 2009 and December 28, 2008, the balance of unrecognized tax benefits, excluding interest and penalties, was $1.6 million, of which $1.0 million is attributable to state net operating loss carryforwards and was recorded as a reduction to a deferred tax asset. As of December 30, 2007, the balance of unrecognized tax benefits, excluding interest and penalties, was $1.2 million, of which $0.6 million is attributable to state net operating loss carryforwards and was recorded as a reduction to deferred tax asset. Included in the balance of unrecognized tax benefits are $1.0 million, $1.1 million and $0.8 million of tax benefits that, if recognized, would affect the effective tax rate at December 27, 2009, December 28, 2008, and December 30, 2007, respectively. It is a reasonable possibility that the amounts of unrecognized tax benefits will increase or decrease in the next 12 months, but an estimate of such an increase or decrease is not possible.

  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Years
	2009	2008	2007
Balance at beginning of year	$1,649	$1,196	$1,401
Settlements	(98)	-	(205)
Increases related to prior year tax positions	-	453	-
Balance at end of year	$1,551	$1,649	$1,196

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  4. (LOSS) EARNINGS PER SHARE

       The following table reconciles the numerator ((loss) earnings from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	Fiscal Years
	2009			2008			2007
	Loss			Loss			Earnings
	From		Per	From		Per	From		Per
	Continuing		Share	Continuing		Share	Continuing		Share
	Operations	Shares	Amount	Operations	Shares	Amount	Operations	Shares	Amount
Basic EPS	$(5,924)	51,810	$(0.11)	$(114,557)	53,490	$(2.14)	$29,137	56,234	$0.52
Effect of Dilutive
Securities:
Stock options and other
dilutive securities	—	—		—	—		—	659
Diluted EPS	$(5,924)	51,810	$(0.11)	$(114,557)	53,490	$(2.14)	$29,137	56,893	$0 .51

       For the years ended December 27, 2009 and December 28, 2008, 1.4 million and 0.5 million, respectively, of dilutive common stock equivalents would have been included in the computation of diluted earnings per share but because the Company reported a net loss from continuing operations the effect of their inclusion would be anti-dilutive and therefore, they have been excluded. In addition, anti-dilutive options and restricted stock units totaling 3.4 million, 4.5 million and 2.4 million for the years ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively, were also excluded from the computation of diluted earnings per share.

  5. PROPERTY AND EQUIPMENT

       A summary of property and equipment follows (dollar amounts in thousands):

		Fiscal Years
	Life (in years)	2009	2008
Land	-	$4,167	$4,167
Building and leasehold improvements	3-40	30,126	30,382
Office equipment	3	6,137	8,837
Computer hardware and software	3-5	131,862	132,328
Furniture and fixtures	8	14,061	15,194
Other assets	3-5	4,369	4,684
		190,722	195,592
Less: Accumulated depreciation		(140,985)	(128,323)
		$49,737	$67,269

       Computer hardware and software includes assets with a net book value of $4.0 million and $3.7 million as of December 27, 2009 and December 28, 2008, subject to capital leases. Depreciation and amortization expense of property and equipment including leased assets for the fiscal years 2009, 2008 and 2007 amounted to $20.5 million, $21.2 million and $21.9 million, respectively.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  6. GOODWILL AND INTANGIBLE ASSETS

       The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Professional	Staffing
	Services	Services	Total
Balance at December 28, 2008
Goodwill	$328,850	$532,738	$861,588
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	-	-	-

Goodwill acquired during the year	335	475	810

Balance at December 27, 2009
Goodwill	329,185	533,213	862,398
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	$335	$475	$810

       Goodwill additions during the year amounted to $0.8 million of which $0.3 million was allocated to the Professional Services segment and $0.5 million was allocated to the Staffing Services segment. These amounts relate to the acquisition of two area-based franchises during the first and fourth quarters of 2009.

       A summary of tradenames and other intangibles are as follows (in thousands):

	Fiscal Years
	2009	2008
Indefinite lived intangible assets - Tradenames	$38,800	$41,500
Impairment loss	(2,900)	(2,700)
	35,900	38,800
Finite lived intangible assets:
Customer relationship intangibles and other	37,231	36,462
Accumulated amortization	(15,704)	(9,406)
	21,527	27,056
	$57,427	$65,856

       SFN’s tradenames have been identified as having an indefinite useful life and are therefore not amortized. Amortization expense associated with finite lived intangible assets for the fiscal years ended 2009, 2008 and 2007 amounted to $6.5 million, $8.1 million and $1.4 million, respectively. The finite lived intangible assets primarily relate to customer relationships and are being amortized on an accelerated method over the estimated remaining useful life of the intangible asset ranging from 1 to 22 years. Annual amortization expense for the finite lived intangible assets is expected to be $5.7 million in 2010, $4.6 million in 2011, $3.3 million in 2012, $2.2 million in 2013, $1.6 million in 2014 and $4.1 million thereafter.

       For further information on the intangible asset impairment charge, see Note 1 to the Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  6. GOODWILL AND INTANGIBLE ASSETS (Continued)

  Acquisition-related Integration Costs

       As a result of our acquisitions of Technisource and Todays Staffing, SFN recorded costs related to the integration of the acquired businesses and the elimination of duplicative activities. During the year ended December 30, 2007, SFN recorded a liability of approximately $7.1 million, which consisted of $4.7 million for severance related to redundant positions and $2.4 million related to redundant facilities within the acquired businesses. As of December 28, 2008, all severance liabilities were paid. Of the $2.4 million related to redundant facilities, $1.2 million was paid during fiscal 2008 and $0.9 million was paid during fiscal 2009. As of the end of 2009, the remaining liability balance pertaining to redundant facilities is approximately $0.3 million.

  7. SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

       A summary of short-term and long-term debt obligations is as follows (in thousands):

	Fiscal Years
	2009	2008
U.S. dollar revolving line of credit, secured by accounts
receivable, due 2013 and 2010, respectively	$10,771	$29,641
Canadian dollar revolving line of credit, secured by accounts
receivable, due 2010	-	4,270
Capital leases, due through 2013 and 2012, respectively	2,515	4,380
Other debt, due through 2010 and 2011, respectively	312	1,054
	13,598	39,345
Less current portion of long-term debt and revolving lines of credit	(12,352)	(37,699)
Long-term debt, net of current portion	$1,246	$1,646

       On July 16, 2009, SFN entered into an Amended and Restated Loan and Security Agreement (the “Agreement”), with several financial institutions. The Agreement amended and restated SFN’s U.S. revolver dated July 24, 2003 (as amended). The Agreement extends the maturity date of the Company’s $250 million asset based revolving credit facility to July 24, 2013. The Agreement also provides for Canadian dollar borrowings thereby eliminating the need for a separate Canadian dollar revolving line of credit. At December 27, 2009, there were no Canadian borrowings under the new facility. At December 28, 2008, there was $4.3 million outstanding on the Canadian revolving line of credit which was terminated in June 2009 in anticipation of the amended U.S. revolver.

       As of December 27, 2009, there was $10.8 million outstanding, and as of December 28, 2008, there was $29.6 million outstanding. As of December 27, 2009, total availability was $103.3 million (calculated as eligible receivables of $181.8 million, less: borrowings outstanding of $10.8 million, letters of credit of $37.0 million and a one week payroll reserve of $30.7 million). The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 6.3% (prime rate plus 3.0% margin) as of December 27, 2009. Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.50% to 0.75% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 4.00%) plus a fixed fronting fee of 0.125%. For further discussion on letters of credit, see Note 10, “Commitments and Contingencies.”

       The Agreement also modified certain covenants, the most significant of which is a minimum fixed charge coverage requirement. If excess availability, as defined by the Agreement, falls below $30.0 million, SFN is required to maintain a fixed charge coverage ratio of at least 1.1x. At December 27, 2009, SFN was in compliance with all covenants of the U.S. revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations or sales, and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability SFN has to borrow against and as a result, our liquidity and financial condition may be affected.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  7. SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (Continued)

       In connection with the purchase of Technisource in 2007, a portion of the purchase price was deferred. During 2008, SFN settled its obligation for $14.7 million, including interest.

       Aggregate future maturities of long-term debt as of December 27, 2009 are $1.6 million in 2010, $1.0 million in 2011, $0.2 million in 2012 and $10.8 million in 2013. These future maturities include the U.S. dollar revolving line of credit balance in the respective year of scheduled maturity, although this revolving line of credit is classified as a current debt obligation in the accompanying Consolidated Balance Sheet in accordance with Generally Accepted Accounting Principles.

  8. FINANCIAL INSTRUMENTS AND FAIR VALUES

       The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

       The carrying amount of cash and cash equivalents, trade receivables and all other financial instruments, including debt, approximates fair value as the instruments are short-term in nature or contain market rates of interest. SFN provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims.

       In estimating the fair value of derivative positions, SFN utilizes quoted market prices, if available, or quotes obtained from outside sources. As of December 27, 2009, SFN had one outstanding forward contract to sell CAD$6.2 million in January 2010. This derivative had a fair value or cost to unwind that is not material to SFN’s consolidated results of operations.

  9. EMPLOYEE SAVINGS AND INVESTMENT PLANS

       SFN has a voluntary employee savings plan, the Spherion Corporation 401(k) Benefit Plan (the “Plan”), covering substantially all eligible employees. The Plan provides an employer match to certain eligible employees, which is based on employee contributions, however, the match has been temporarily suspended as of the second quarter of 2009. Employer contributions by SFN under the plan amounted to $0.2 million, $0.8 million and $0.7 million for fiscal years 2009, 2008 and 2007, respectively. There were approximately 4,800 participating employees in the Plan as of December 27, 2009.

       During 2007, SFN acquired Technisource, Inc. and Todays Staffing Inc., which sponsored separate employee savings plans. The Technisource 401(k) Savings Plan (the “Technisource Plan”) and Todays Staffing, Inc. 401(k) Benefit Plan (the “Todays Staffing Plan”) were merged into the Plan and assets were transferred in October 2008.

       SFN also has a voluntary non-qualified deferred compensation plan for highly compensated employees who are not fully eligible to participate in SFN’s 401(k) Benefit Plan. The plan is not formally funded, however, SFN maintained investments of $17.4 million and $15.1 million in a portfolio of mutual funds held in trust at December 27, 2009 and December 28, 2008, respectively. These balances are classified as “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets based on historical timing of distributions. Earnings or losses from these investments are intended to match earnings or losses in participant accounts. These investments could be used to satisfy general corporate purposes. The deferred compensation liability and accumulated investment earnings or losses are accrued. Such accrual amounted to $17.6 million and $15.6 million at December 27, 2009 and December 28, 2008, respectively, the short-term portion is within “Other current liabilities” in the accompanying Consolidated Balance Sheets. Employee deferrals within this plan relating to SFN stock are included in treasury stock within the stockholders’ equity section of the accompanying Consolidated Balance Sheets (rather than in “Other long-term liabilities”) as employees may only be paid out in shares of SFN stock. There were approximately 150 employees participating in this plan as of December 27, 2009.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  10. COMMITMENTS AND CONTINGENCIES

       Substantially all of SFN’s operations are conducted in leased premises. SFN also leases computers and other equipment. Total lease expense for the fiscal years ended 2009, 2008 and 2007 was $20.1 million, $25.8 million and $21.5 million, respectively. Future minimum lease payments under non-cancelable leases as of December 27, 2009 are $20.8 million, $15.0 million, $11.0 million, $5.9 million and $3.6 million in the years 2010 through 2014, respectively, and $10.2 million thereafter which are partially offset by $1.6 million under future non-cancelable subleases. Of these future minimum lease payments, $2.7 million has been accrued as of December 27, 2009, related to facility closures, which is included as part of “Other current liabilities” in the accompanying Consolidated Balance Sheets.

       SFN had outstanding irrevocable letters of credit of approximately $37.0 million and surety bonds outstanding of approximately $0.2 million as of December 27, 2009. These instruments primarily collateralize SFN’s recorded obligations under workers’ compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. As of December 27, 2009, none of these irrevocable letters of credit had been drawn upon.

       In connection with the disposition of certain subsidiaries, SFN, from time to time provides routine indemnifications with respect to equipment and real estate leases and in certain cases the performance of services. The disposition of these businesses also usually requires that we indemnify the purchaser for liabilities that arose prior to the disposition date. During 2008, SFN paid $5.5 million to settle certain indemnification claims relating to the sale of the Australian education business in 2004.

       On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V. filed an action against SFN Group, Inc. in the U.S. District Court of the Southern District of New York. Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of SFN Group, Inc., in 2002, sued SFN for fraud, negligent misrepresentation, aiding and abetting, breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs. Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK) fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by SFN. They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business. They allege that in doing so, he was acting as SFN’s agent. Cross-motions for summary judgment were filed by the parties and fully briefed before the Court on May 1, 2009. The parties continue to await a decision by the Court on the motions. SFN intends to continue vigorously defending this matter. SFN has accrued $0.2 million related to this matter and does not have insurance coverage for this claim.

       SFN, in the ordinary course of its business, is or may be threatened with or named as a defendant in various lawsuits. SFN maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that SFN insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, and fidelity losses. SFN’s management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on SFN’s financial condition, results of operations or cash flows.

       The State of California has assessed the Company $1.6 million plus potential interest and penalty as a result of a dispute related to 2003 State Unemployment Taxes (“SUTA”) rates. This matter was decided in favor of SFN by a panel of administrative judges in 2008. However, the State of California is appealing the administrative ruling. As such, as of December 27, 2009, SFN had $1.6 million accrued in the accompanying Consolidated Balance Sheets in “Accounts payable and other accrued expenses.”

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  11. STOCKHOLDERS’ EQUITY

       On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. During 2009, SFN purchased 2.4 million shares for approximately $8.9 million at an average price per share of $3.72.

       On January 4, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common stock. During 2008, SFN purchased 4.6 million shares for approximately $25.0 million at an average price per share of $5.40 under this authorization. As of September 11, 2008, all $25.0 million of the Company’s common stock under the January 2008 program were repurchased. Additionally in 2008, pursuant to the Company’s employee benefit plans, SFN also purchased 0.1 million shares for approximately $0.1 million at an average price per share of $1.59.

  12. STOCKHOLDER RIGHTS PLAN

       On February 17, 1994, SFN’s Board of Directors adopted a rights plan (the “Rights Plan”) to protect stockholders in the event of an unsolicited attempt to acquire SFN which is not believed by the Board of Directors to be in the best interest of stockholders. Under the Rights Plan, a dividend of one right (a “Right”) per share was declared and paid on each share of SFN’s common stock outstanding on April 1, 1994. As to shares issued after such date, rights will automatically attach upon issuance.

       Before the September 9, 2009 amendment to the Rights Plan, discussed below, which decreased the threshold to 4.9%, the Rights became exercisable when a person or group of persons acquired 15% or more of the outstanding shares of SFN’s common stock without the prior written approval of SFN’s Board of Directors (an “Unapproved Stock Acquisition”), and after ten business days following the public announcement of the intent to commence a tender offer that would result in an Unapproved Stock Acquisition.

       If a person or group of persons makes an Unapproved Stock Acquisition, the registered holder of each Right has the right to purchase, for the exercise price of the Right (currently set at $55), either one-hundredth of a share of a new class of SFN’s preferred stock or shares of SFN’s common stock having a market value equal to two times the exercise price of the Right. Following an Unapproved Stock Acquisition, if SFN is involved in a merger, or 50% or more of SFN’s assets or earning power are sold, the registered holder of each Right has the right to purchase, for the exercise price of the Right, a number of shares of the common stock of the acquiring company having a market value equal to two times the exercise price of the Right.

       After an Unapproved Stock Acquisition, but before any person or group of persons acquires 50% or more of the outstanding shares of SFN’s common stock, the Board of Directors may exchange all or part of the then outstanding and exercisable Rights for SFN common stock at an exchange ratio of one share of common stock per Right. Upon any such exchange, the right of any holder to exercise a Right terminates.

       SFN may redeem the Rights at a price of $0.01 per Right at any time before an Unapproved Stock Acquisition. The Rights expire on April 1, 2014, unless extended by the Board of Directors. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of SFN, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share. A committee comprised of SFN’s independent board members (the “TIDE Committee”) reviews the Rights Plan at least once in every three-year period to determine whether the maintenance of the Rights Plan continues to be in the best interest of SFN and its stockholders. The TIDE Committee reviewed the plan in 2006 and determined that the Rights Plan should be maintained.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  12. STOCKHOLDER RIGHTS PLAN (Continued)

       In 2009, the TIDE Committee again reviewed the Rights Plan. In the course of this review, the TIDE Committee determined that the Rights Plan should be maintained and, in addition, discussed the need to protect the Company’s tax assets and the ability to use the Rights Plan to protect these assets. As a result of this review, on September 9, 2009, SFN entered into an Amendment to the Rights Plan. The amendment to the Rights Plan is intended to help preserve the value of the net operating loss benefits and other deferred tax assets of SFN. The value of tax assets that the Company sought to protect by this amendment was approximately $146 million, as reflected on the Company’s balance sheet as of December 27, 2009. The Company’s ability to use its net operating losses (“NOLs”) and other tax benefits would be substantially limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if an “ownership change” occurred – generally, a greater than 50 percentage point change in ownership of common stock by shareholders owning (or deemed to own under Section 382 of the Code) five percent or more of a corporation’s stock over a defined period of time. The Company regularly monitors ownership changes (as calculated for purposes of Section 382) and, as of December 27, 2009, we were below the 50 percent ownership change level that would limit our ability to utilize our NOLs and other tax benefits.

       The Company’s Rights Plan was amended to reduce the likelihood of an unintended “ownership change” occurring as a result of ordinary buying and selling of the Company’s common stock. Among other things, the amendment to the Rights Plan reduced the threshold at which a person or group becomes an “Acquiring Person” from 15% to 4.9% and expanded the concept of ownership to include shares indirectly and constructively owned under the tax rules governing ownership changes. The amendment provides for the following exceptions to triggering the Rights Plan: (i) existing 4.9% owners; (ii) persons or groups that exceed the 4.9% threshold because of a redemption by the Company that causes their percentage to increase; (iii) persons or groups that exceed the 4.9% threshold inadvertently, as long as they promptly divest enough shares to bring them below the threshold; (iv) directors, officers, and employees who exceed the 4.9% threshold by exercise of options or similar interests (including restricted shares, deferred stock units, or restricted stock units); (v) persons or groups that exceed the 4.9% threshold because of a unilateral grant or issuance by the Company; (vi) persons whose stock ownership the Board of Directors of the Company determines would not jeopardize the Company’s tax assets or is otherwise in the best interest of the Company; or (vii) persons who exceed the 4.9% threshold as a result of a transaction determined by the Board of Directors of the Company to be exempt. Certain of these exceptions apply only to the extent the buyer does not acquire an additional 1% of the Company's stock or does not become a 15% (or greater) owner. The Board of Directors of the Company may reduce the 1% permissive threshold if it determines that the Company's tax assets would be jeopardized. Such a reduction would be publicly-announced and would be effective from and after the date of such announcement.

       The amendment contains a procedure for potential buyers of stock of the Company to seek pre-clearance from the Board of Directors of the Company to exceed the 4.9% threshold (or, in the case of existing 4.9% owners, to increase their holdings by 1% or more) without triggering the Rights Plan. The determination of whether to grant such pre-clearance would be based on whether the acquisition would jeopardize the Company’s tax assets. Pre-clearance may be granted subject to restrictions or limitations.

       The September 9, 2009 amendment to the Rights Plan will expire if not approved by the Company’s stockholders before September 1, 2010, or at such time as the Board determines no tax assets may be carried forward or that the preservation of the assets pursuant to the amendment is no longer necessary. If the amendment terminates before the Rights Plan expires, the Rights Plan will revert essentially to its form prior to the amendment (other than the terms and provisions of the amendment that affect the rights, duties, obligations or immunities of the Rights Agent, which shall remain in full force and effect).

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  13. DISCONTINUED OPERATIONS

       Results from discontinued operations in the accompanying Consolidated Statements of Operations are as follows (in thousands):

	2009			2008			2007
	Professional	Staffing		Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$-	$-	$-	$4,554	$4,554

Pre-tax (loss) earnings from
operations	$(666)	$3	$(663)	$(3,379)	$(196)	$(3,575)	$(1,418)	$(4,861)	$(6,279)
Pre-tax (loss) gain on disposal	-	-	-	(2,752)	-	(2,752)	1,313	(1,036)	277
Income tax benefit (expense)	260	(1)	259	2,321	74	2,395	554	1,577	2,131
Net (loss) earnings from
discontinued operations	$(406)	$2	$(404)	$(3,810)	$(122)	$(3,932)	$449	$(4,320)	$(3,871)

  Summarized activity by operating segment related to discontinued operations is as follows:

  Professional Services

       Net loss for the fiscal year ended December 27, 2009, includes $0.7 million of pre-tax loss from operations due to expenses associated with the defense of certain legal matters associated with several of the businesses sold in 2004.

       Net loss for the fiscal year ended December 28, 2008, includes $3.4 million of pre-tax loss from operations related to legal fees associated with the defense of certain foreign legal matters. The Company recorded a pre-tax loss on disposal of $2.8 million to increase established reserves to an amount of $5.5 million to reflect the settlement of certain indemnification claims relating to the sale of the Australian education business in 2004.

       Net earnings for the fiscal year ended December 30, 2007, includes $1.4 million pre-tax loss from operations and $1.3 million gain on disposal related to changes in estimates of the remaining outstanding litigation and property lease reserves associated with several of the international businesses sold in 2004.

  Staffing Services

       Net loss for the fiscal year ended December 30, 2007, includes primarily the pre-tax loss from operations of $4.9 million, which includes a write-off of goodwill of $4.2 million and loss on disposal of $1.0 million, related to SFN’s outplacement consulting business which was sold in the second quarter of 2007.

  14. RESTRUCTURING AND OTHER CHARGES

       Due to the contraction of the U.S. economy and the continued decline of revenues and gross profit, SFN incurred other charges of $5.4 million in 2009 and $9.5 million in 2008 for lease and severance-related costs related to the elimination of underutilized staff and the consolidation of certain branch locations. Additionally, during the fourth quarter of 2009, SFN incurred charges of $1.7 million related primarily to adverse developments in a prior year legal matter. In addition, we incurred charges totaling $1.9 million in 2008 and $0.7 million in 2007 primarily due to severance, facility closure and project completion costs related to the integration of Technisource and Todays Staffing.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  15. SEGMENT INFORMATION

       SFN is organized and managed around two operating segments—Professional Services and Staffing Services. Each segment has separate and distinct leadership teams and provides services to customers in different types of skill-sets. The Professional Services operating segment is concentrated around higher level skill-sets, such as information technology, finance and accounting, engineering and administrative, while the Staffing Services operating segment is concentrated around clerical and light industrial staffing. SFN evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit. Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes, goodwill and intangible asset impairment and restructuring and other charges. All intercompany revenues and expenses have been eliminated. Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Consolidated Statements of Operations. As a result of internal organizational and business strategy changes, SFN realigned its operating segments during the first quarter of 2009. The Recruitment Process Outsourcing and Todays Office Professionals businesses are now reported in Professional Services rather than within Staffing Services. The historical segment information has been adjusted to conform to our segment presentation in 2009.

       Information on operating segments and a reconciliation to (loss) earnings from continuing operations before income taxes are as follows (in thousands):

		Fiscal Years
	2009	2008	2007
Revenues:
Professional Services	$681,686	$930,965	$651,039
Staffing Services	1,029,194	1,258,191	1,366,075
Total	$1,710,880	$2,189,156	$2,017,114
Gross profit:
Professional Services	$185,401	$272,421	$227,179
Staffing Services	153,744	209,582	250,807
Total	$339,145	$482,003	$477,986
Segment SG&A expenses:
Professional Services	$(158,476)	$(228,614)	$(183,185)
Staffing Services	(154,800)	(203,289)	(231,111)
Total	$(313,276)	$(431,903)	$(414,296)
Segment operating profit:
Professional Services	$26,925	$43,807	$43,994
Staffing Services	(1,056)	6,293	19,696
Total	25,869	50,100	63,690

Unallocated corporate costs	(12,412)	(16,712)	(15,993)
Goodwill and intangible asset impairment	(2,900)	(149,793)	-
Amortization expense	(6,514)	(8,142)	(1,406)
Interest expense	(4,126)	(5,703)	(3,746)
Interest income	173	407	4,631
Restructuring and other charges	(7,091)	(11,427)	(700)
(Loss) earnings from continuing operations before
income taxes	$(7,001)	$(141,270)	$46,476

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  15. SEGMENT INFORMATION (Continued)

        Depreciation expense and assets information on operating segments for the periods indicated are as follows (in thousands):

		Fiscal Years
	2009	2008	2007
Depreciation Expense:
Professional Services	$9,316	$10,250	$7,365
Staffing Services	11,191	10,981	14,533
Total	$20,507	$21,231	$21,898
Total Assets:
Professional Services	$168,201	$206,814	$363,200
Staffing Services	161,592	171,637	288,967
Corporate	193,798	205,930	192,651
Total	$523,591	$584,381	$844,818

        SFN has no single customer representing greater than 10 percent of revenues. All operations and assets are in North America.

  16. QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except per share data and share price)

        The following is an analysis of certain quarterly results of operations and other data for the 2009 and 2008 fiscal years:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$425,922	$409,127	$420,197	$455,634
Gross profit	83,101	83,150	81,639	91,255
Net (loss) earnings	(6,736)	287	(53)	174
(Loss) earnings per share, Basic and Diluted	(0.13)	0.01	-	-

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$576,463	$562,977	$542,175	$507,541
Gross profit	128,168	130,187	118,547	105,101
Net earnings (loss)	1,282	2,306	4,164	(126,241)
Earnings (loss) per share, Basic and Diluted	0.02	0.04	0.08	(2.45)

  Quarterly and year-to-date per share amounts are calculated independently, therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

SFN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  16. QUARTERLY FINANCIAL DATA (Continued)

  Quarterly results for 2009 and 2008 were impacted by the following significant items:

       During the fourth quarter of 2009, SFN recorded an after-tax intangible asset impairment charge of $1.8 million or $(0.03) per share. SFN also incurred charges of $1.2 million on an after-tax basis, or $(0.02) per share, related to the elimination of underutilized staff and the consolidation of certain branch locations.

       In the fourth quarter of 2008, SFN recorded a non-cash goodwill and intangible asset impairment loss on an after-tax basis of $121.2 million, ($149.8 million before tax), or $2.36 per share. Also in the fourth quarter, due to the slowing of the U.S. economy and the decline of revenues and gross profit, SFN incurred charges of $5.8 million on an after-tax basis for lease and severance-related costs related to the elimination of underutilized staff and the consolidation of certain branch locations. Additionally, SFN incurred charges of approximately $0.6 million in each of the first two quarters of 2008 related to the integration of Technisource and Todays Staffing.

  17. SUBSEQUENT EVENTS

       On February 23, 2010, Spherion Corporation changed its name to SFN Group, Inc. The name change was accomplished by the merger of SFN Group, Inc., an existing wholly-owned subsidiary of Spherion Corporation, with and into Spherion Corporation, with Spherion Corporation, the surviving company in the merger, changing its name to SFN Group, Inc.

       On February 1, 2010, SFN acquired Tatum, LLC (“Tatum”), a company that provides executive services focused primarily on the office of the chief financial officer within the United States, which has approximately 34 locations. Total consideration was $46.0 million, consisting of 1.9 million shares of common stock of the Company (valued at $11.4 million) and the remainder in cash and assumed liabilities.  We held back a certain amount of cash and shares of common stock that may be issued in the future to adjust the merger consideration based upon final working capital and for indemnification purposes, as provided for in the agreement.

       SFN has evaluated subsequent events through the time of filing these financial statements with the SEC, and noted there were no other events that are subject to recognition or disclosure.

SFN GROUP, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
	Balance at	Charged to	Transferred	Deductions	Balance at
	Beginning of	Earnings	(to) from Other		End of
Description	Period		Accounts		Period
Fiscal Year Ended December 27, 2009
Allowance for Doubtful Accounts	$2,978	$—	$—	$717	$2,261
Valuation allowance on deferred tax assets	$26,864	$2,680	$—	$23,136	$6,408
Fiscal Year Ended December 28, 2008
Allowance for Doubtful Accounts	$6,523	$3,230	$—	$6,775	$2,978
Valuation allowance on deferred tax assets	$29,127	$186	$(1,480)	$969	$26,864
Fiscal Year Ended December 30, 2007
Allowance for Doubtful Accounts	$3,354	$4,436	$—	$1,267	$6,523
Valuation allowance on deferred tax assets	$29,676	$—	$2,387	$2,936	$29,127

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

       There has been no change in our internal control over financial reporting during the quarter ended December 27, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

       Management’s Report on Internal Control Over Financial Reporting

       Management’s Report on Internal Control Over Financial Reporting and the corresponding Report of Independent Registered Public Accounting Firm are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

  Items 10, 11, 12, 13 and 14.

       Certain information regarding our executive officers is contained in Part I and certain information regarding our stock plans is contained in Part III, Item 12 below. The remaining information required by Items 10 and 12 and the information required by Items 11, 13 and 14 of this Part III is omitted because, no later than 120 days from December 27, 2009, we will file and distribute our definitive proxy statement for our 2010 annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by this reference.

  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table summarizes our stock options and restricted stock units to be issued upon exercise and the number of securities available for future issuances as of December 27, 2009:

Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options	options and restricted	(excluding securities
Plan Category	and restricted stock units	stock units	reflected in column (a))
Equity compensation plans
approved by security holders	5,908,705	$4.70	2,563,613
Equity compensation plans not
approved by security holders	240,443	-	-
Total	6,149,148		2,563,613

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

       The information required by Item 403 of Regulation S-K is omitted because, no later than 120 days from December 27, 2009, we will file and distribute our definitive proxy statement for our 2010 annual meeting of stockholders containing the information required by such Item.

  PART IV

  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a) Schedule II is presented on the indicated pages of this Form 10-K Annual Report:

       Schedules not filed herewith are either not applicable, the information is not material or the information is set forth in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K:

Exhibit
Number	Exhibit Name
2.1	Restated Stock Purchase Agreement, dated September 26, 1997 among Interim Services Inc., Catamaran
Acquisition Corp. and Cornerstone Equity Investors IV, L.P., filed as Exhibit 2.1 to SFN’s Form 8-K dated
September 26, 1997 and filed October 13, 1997, is incorporated herein by reference.

2.2	Stock Purchase Agreement dated September 19, 2007 between Spherion Corporation, Spherion Atlantic
Enterprises, LLC and CDI Corporation relating to the purchase by Spherion Corporation of 100% of the outstanding stock of Todays Staffing, Inc. from CDI, filed as Exhibit 2.1 to SFN’s Form 10-Q for the quarter ended September 30, 2007, is incorporated herein by reference.

2.3	Agreement and Plan of Merger, dated November 14, 2007, by and among Spherion Corporation, Crystal
Acquisition Corporation, Charlesbank Equity Fund V, Limited Partnership, CB Offshore Equity Fund V, L.P.,
Charlesbank Equity Coinvestment Fund V, Limited Partnership, Charlesbank Coinvestment Partners, Limited
Partnership as Principal Stockholders, Charlesbank Capital Partners, LLC, as Stockholders’ Representative,
and IntelliMark Holdings, Inc., filed as Exhibit 2.1 to SFN’s Form 8-K filed on December 4, 2007, is incorporated herein by reference.

3.1	Restated Certificate of Incorporation of SFN, as last amended on May 19, 2004, filed as Exhibit 3.1 to SFN’s
Form 10-Q for the quarter ended June 25, 2004, in incorporated herein by reference.

3.2	Restated By-Laws of SFN, as amended through November 11, 2003, filed as Exhibit 3.2 to SFN’s Form 10-K for the fiscal year ended December 26, 2003, is incorporated herein by reference.

3.3	Text of Sections 5.01 and 5.03 of the Restated Bylaws of SFN, as such sections were amended by the Board of
Directors on February 19, 2008, filed as Exhibit 3.1 to SFN’s Form 8-K filed February 22, 2008, is incorporated herein by reference.

Exhibit
Number	Exhibit Name
3.4	Certificate of Ownership and Merger Merging SFN Group, Inc., a Delaware corporation, with and into Spherion
Corporation, a Delaware Corporation, filed as Exhibit 3.1 to SFN’s Form 8-K filed on February 23, 2010, is incorporated by reference herein.

4.1	Form of Stock Certificate, filed as Exhibit 4.1 to SFN’s Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.

4.2	Restated Certificate of Designation, Preferences and Rights of Participating Preferred Stock of SFN as filed with the Secretary of State of the State of Delaware, filed as Exhibit 4.3 to SFN’s Report on Form 8-K filed July 7,
2000, is incorporated herein by reference.

4.3	Certificate of Increase of Shares Designated as Participating Preferred Stock, filed as Exhibit 2.2 to SFN’s
Form 8-A/A2, dated November 3, 1997, is incorporated herein by reference.

4.4	Rights Agreement dated as of March 17, 1994 between Spherion Corporation and Boatmen’s Trust Company, filed as Exhibit 1.1 to SFN’s Form 8-A filed April 11, 1994, is incorporated herein by reference.

4.5	Amendment No. 1, dated as of June 26, 1996, to Rights Agreement dated March 17, 1994, between Spherion
Corporation, Boatmen’s Trust Company and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(A)
to SFN’s Form 10-Q for the quarter ended September 27, 1996, is incorporated herein by reference.

4.6	Amendment No. 2, dated as of February 25, 1997, to Rights Agreement dated March 17, 1994, between Spherion
Corporation and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(B) to SFN’s Form 10-Q for the quarter ended March 28, 1997, is incorporated herein by reference.

4.7	Amendment No. 3, dated as of January 20, 1998, to Rights Agreement dated as of March 17, 1994, between
Spherion Corporation and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.10 to SFN’s Form 10-K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

4.8	Amendment No. 4, dated as of November 21, 2000, to Rights Agreement dated March 17, 1994, between
Spherion Corporation, ChaseMellon Shareholder Services L.L.C. and the Bank of New York, filed as Exhibit
4.11 to SFN’s Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.

4.9	Amendment No. 5, dated as of March 23, 2001, to Rights Agreement dated March 17, 1994, by and between
Spherion Corporation and the Bank of New York, filed as Exhibit 4.12 to SFN’s Form 10-Q for the quarter ended
March 30, 2001, is incorporated herein by reference.

4.10	Amendment No. 6, dated as of December 1, 2003, to Rights Agreement dated March 17, 1994, by and between
Spherion Corporation and the Bank of New York, filed as Exhibit 4.14 to SFN’s Form 10-K for the fiscal year ended December 26, 2003, is incorporated herein by reference.

4.11	Amendment No. 7, dated as of September 9, 2009, to Rights Agreement by and among Spherion Corporation and The Bank of New York Mellon, filed as Exhibit 4.1 to SFN’s Form 8-K filed September 9, 2009, is incorporated herein by reference.

4.12	SFN is a party to other agreements for unregistered long-term debt securities, which do not exceed 10% of SFN’s total assets. SFN agrees to furnish a copy of such agreements to the Commission upon request.

10.1*	Norrell Corporation 1994 Stock Incentive Plan, filed as Exhibit 10.27 to Norrell Corporation’s Registration
Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994, is incorporated herein by reference.

Exhibit
Number	Exhibit Name
10.2	Form of Indemnification Agreement between Spherion Corporation and each director of Spherion Corporation , dated August 10, 1999 for all directors except James J. Forese, David R. Parker, Anne Szostak, and Barbara
Pellow, filed as Exhibit 10.2 to SFN’s Form 10-Q for the quarter ended September 24, 1999, is incorporated herein by reference. The Indemnification Agreements for Messrs. Forese and Parker are dated February 25,
2003, Ms. Szostak’s Indemnification Agreement is dated March 21, 2005 and Ms. Pellow’s Indemnification
Agreement is dated October 6, 2006.

10.3*	Spherion Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.22 to SFN’s Form 10-K for the fiscal year ended December 29, 2000, is incorporated herein by reference.

10.4*	Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, as last amended May 19,
2004, filed as Exhibit 10.39 to SFN’s Form 10-Q for the quarter ended June 25, 2004, is incorporated herein by reference.

10.5*	Spherion Corporation form of 2000 Stock Incentive Plan Stock Option Agreement, filed as Exhibit 10.65 to SFN’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.6*	Spherion Corporation Deferred Stock Plan (as amended and restated December 20, 2002) filed as Exhibit 10.59 to SFN’s Form 10-K for the year ended December 27, 2002, is incorporated herein by reference.

10.7*	Spherion Corporation form of standard Deferred Stock Agreement, filed as Exhibit 10.66 to SFN’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.8*†	Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to implementation of enterprise resource planning system, filed as Exhibit 10.67 to SFN’s Form 10-K for the fiscal year ended
December 31, 2004, is incorporated herein by reference.

10.9*†	Spherion Corporation form of Deferred Stock Agreement with vesting criteria related to EPS targets filed as
Exhibit 10.74 to SFN’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.10*	Restated Employment Agreement by and between Spherion Corporation and Roy G. Krause, amended through
March 9, 2005, filed as Exhibit 10.55 to SFN’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.11*	Restated Change in Control Agreement by and between Spherion Corporation and Roy G. Krause, amended through March 9, 2005, filed as Exhibit 10.56 to SFN’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.12*	Spherion Corporation Deferred Compensation Plan amended and restated as of January 1, 2005, filed as Exhibit
99.1 to SFN’s Form 8-K filed January 5, 2006, is incorporated herein by reference.

10.13*	Spherion Corporation Outside Directors’ Compensation Plan, effective July 1, 2005, filed as Exhibit 10.19 to
SFN’s Form 10-Q for the quarter ended July 3, 2005, is incorporated herein by reference.

10.14*†	Spherion Corporation Corporate Executives Management 2005 Variable Pay Plan for the individuals listed on
Schedule A attached thereto, filed as Exhibit 10.72 to SFN’s Form 10-K for the fiscal year ended December 31,
2004, is incorporated herein by reference.

10.15*†	Spherion Corporation Line of Business Executive Management 2005 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.73 to SFN’s Form 10-K for the fiscal year ended December
31, 2004, is incorporated herein by reference.

Exhibit
Number	Exhibit Name
10.16 *†	Spherion Corporation Corporate Executives Management 2006 Variable Pay Plan for the individuals listed on
Schedule A attached thereto, filed as Exhibit 10.3 to SFN’s Form 10-K for the fiscal year ended January 1, 2006, is incorporated herein by reference.

10.17*†	Spherion Corporation Line of Business Executive Management 2006 Variable Pay Plan for the individuals listed on Schedule A attached thereto, filed as Exhibit 10.4 to SFN’s Form 10-K for the fiscal year ended January 1,
2006, is incorporated herein by reference.

10.18*	Spherion Corporation 2006 Stock Incentive Plan filed as Appendix C to SFN’s Proxy Statement dated April 7,
2006, is incorporated herein by reference.

10.19*	Spherion Corporation Director Deferred Restricted Stock Unit Agreement filed as Exhibit 99.1 to SFN’s Form 8-
K filed July 3, 2006, is incorporated herein by reference.

10.20*	Spherion Corporation revised form of Notice of Grant of Stock Options and Option Agreement filed as Exhibit
99.1 to SFN’s Form 8-K filed September 27, 2006, is incorporated herein by reference.

10.21*†	Spherion Corporation form of Deferred Stock Agreement with performance based vesting criteria, filed as Exhibit
10.68 to SFN’s Form 10-K for the fiscal year ended January 1, 2006, is incorporated herein by reference.

10.22*	Form of Restated Employment Agreement by and between Spherion Corporation and the individuals listed on
Schedule A attached thereto, filed as Exhibit 10.57 to SFN’s Form 10-K for the fiscal year ended January 1, 2006, is incorporated herein by reference.

10.23*†	Spherion Corporation Corporate Executives Management 2007 Variable Pay Plan, filed as Exhibit 10.1 to SFN’s
Form 8-K filed on February 6, 2007, is incorporated herein by reference.

10.24*†	Spherion Corporation form of Deferred Restricted Stock Unit Agreement based on Corporate EPS Vesting
Criteria, filed as Exhibit 10.9 to SFN’s Form 10-K filed February 23, 2007, is incorporated herein by reference.

10.25*	Form of Restated Employment Agreement by and between Spherion Corporation and the individuals listed on
Schedule A to SFN’s Form 10-K filed February 23, 2007, filed as Exhibit 10.62 to SFN’s Form 10-K filed
February 23, 2007 is incorporated herein by reference.

10.26*	Separation Agreement effective March 7, 2007, by and between Spherion Corporation and Byrne K.
Mulrooney, filed as Exhibit 10.10 to SFN’s Form 10-Q for the quarter ended April 1, 2007, is incorporated herein by reference.

10.27*	First Amendment, dated January 10, 2007, to the Spherion Corporation Deferred Compensation Plan,
amended and restated as of January 1, 2005, filed as Exhibit 10.20 to SFN’s Form 10-Q for the quarter ended
April 1, 2007, is incorporated herein by reference.

10.28*	Deferred Stock Unit Agreement for Roy G. Krause relating to 700,000 Deferred Stock Units granted to Mr.
Krause on August 27, 2007, filed as Exhibit 10.1 to SFN’s Form 10-Q for the quarter ended September 30,
2007, is incorporated herein by reference.

10.29*	Form of Restated Change in Control Agreement by and between Spherion Corporation and the individuals listed on Schedule A attached to SFN’s Form 10-K filed February 23, 2007, filed as Exhibit 10.58 to SFN’s Form 10-K filed February 23, 2007, is incorporated herein by reference.

10.30*	Spherion Corporation Outside Directors' Compensation Plan, filed as Exhibit 10.1 to SFN’s Form 8-K filed on
May 16, 2007, is incorporated herein by reference.

10.31*†	Spherion Corporation Corporate Executives Management 2008 Variable Pay Plan, filed as Exhibit 10.1 to
SFN’s Form 8-K filed February 22, 2008, is incorporated herein by reference.

Exhibit
Number	Exhibit Name
10.32*†	Restricted Stock Unit Agreement for Roy G. Krause relating to 120,000 restricted Stock Units awarded to Mr.
Krause on February 18, 2008, filed as Exhibit 10.2 to SFN’s Form 10-Q for the quarter ended March 30,
2008, is incorporated herein by reference.

10.33*†	Restricted Stock Unit Agreement for Mark W. Smith relating to 75,000 restricted Stock Units awarded to Mr.
Smith on February 18, 2008, filed as Exhibit 10.3 to SFN’sForm 10-Q for the quarter ended March 30, 2008, is incorporated herein by reference.

10.34*†	Restricted Stock Unit Agreement for William J. Grubbs relating to 90,000 restricted Stock Units awarded to
Mr. Grubbs on February 18, 2008, filed as Exhibit 10.4 to SFN’s Form 10-Q for the quarter ended March 30,
2008, is incorporated herein by reference.

10.35*†	Restricted Stock Unit Agreement for John D. Heins relating to 25,000 restricted Stock Units awarded to Mr.
Heins on February 18, 2008, filed as Exhibit 10.5 to SFN’s Form 10-Q for the quarter ended March 30, 2008, is incorporated herein by reference.

10.36*	Amendment to Employment Agreement dated December 15, 2008, by and between Spherion Corporation and Roy G. Krause, filed as Exhibit 10.1 to SFN’s Form 10-Q for the quarter ended March 29, 2009, is incorporated herein by reference.

10.37*	Amendment to Employment Agreement dated December 31, 2008, by and between Spherion Corporation and Mark W. Smith, filed as Exhibit 10.2 to SFN’s Form 10-Q for the quarter ended March 29, 2009, is incorporated herein by reference.
10.38*	Amendment to Employment Agreement dated December 16, 2008, by and between Spherion Corporation and William J. Grubbs, filed as Exhibit 10.3 to SFN’s Form 10-Q for the quarter ended March 29, 2009, is incorporated herein by reference.

10.39*	Amendment to Employment Agreement dated December 15, 2008, by and between Spherion Corporation and John D. Heins, filed as Exhibit 10.4 to SFN’s Form 10-Q for the quarter ended March 29, 2009, is incorporated herein by reference.

10.40*	Amendment to Change in Control Agreement dated December 15, 2008, by and between Spherion
Corporation and Roy G. Krause, filed as Exhibit 10.6 to SFN’s Form 10-Q for the quarter ended March 29,
2009, is incorporated herein by reference.

10.41*	Amendment to Change in Control Agreement dated December 31, 2008, by and between Spherion
Corporation and Mark W. Smith, filed as Exhibit 10.7 to SFN’s Form 10-Q for the quarter ended March 29,
2009, is incorporated herein by reference.

10.42*	Amendment to Change in Control Agreement dated December 16, 2008, by and between Spherion
Corporation and William J. Grubbs, filed as Exhibit 10.8 to SFN’s Form 10-Q for the quarter ended March 29,
2009, is incorporated herein by reference.

10.43*	Amendment to Change in Control Agreement, dated December 15, 2008, by and between Spherion
Corporation and John D. Heins, filed as Exhibit 10.9 to SFN’s Form 10-Q for the quarter ended March 29,
2009, is incorporated herein by reference.

10.44*†	Spherion Corporation 2009 Variable Pay Plan (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), filed as
Exhibit 10.1 to SFN’s Form 8-K filed on February 23, 2009, is incorporated herein by reference.

10.45*	Amendment to Change in Control Agreement, dated December 23, 2009, by and between Spherion
Corporation and Mark W. Smith.

Exhibit
Number	Exhibit Name
10.46*	Amendment to Change in Control Agreement, dated December 4, 2009, by and between Spherion Corporation and William J. Grubbs.

10.47*	Amendment to Change in Control Agreement, dated December 7, 2009, by and between Spherion Corporation and John D. Heins.

10.48	Credit Agreement, dated as of July 24, 2003, made by and among the financial institutions from time to time parties thereto (such financial institutions, together with their respective successors and assigns, are referred to thereinafter each individually as a “Lender” and collectively as the “Lenders”), Bank of America, N.A., as
Administrative Agent and Collateral Agent for the Lenders and Spherion Corporation, filed as Exhibit 10.60 to
SFN’s Form 10-Q for the quarter ended September 26, 2003, is incorporated herein by reference.

10.49	First Amendment to Credit Agreement, Security Agreement, Pledge Agreement and Guaranty Agreement dated
August 25, 2003 by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the
Security Agreement, the Pledge Agreement and the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent to the Lenders, filed as Exhibit 10.61 to SFN’s Form 10-Q for the quarter ended September 26, 2003, is incorporated herein by reference.

10.50	Second Amendment to Credit Agreement dated as of March 30, 2004, made by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.63 to SFN’s Form 10-Q for the quarter ended September 24, 2004, is incorporated herein by reference.

10.51	Third Amendment to Credit Agreement dated as of July 12, 2004, made by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and
Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.64 to SFN’s Form 10-Q for the quarter ended September 24, 2004, is incorporated herein by reference.

10.52	Fourth Amendment to Credit Agreement dated as of July 29, 2005, made by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and
Bank of America, N.A., as agent for the Lenders, filed as Exhibit 99.1 to SFN’s Form 8-K filed August 3, 2005, is incorporated herein by reference.

10.53	Fifth Amendment to Credit Agreement dated as of September 6, 2005, made by and among Spherion
Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.75 to SFN’s Form 10-K for the fiscal year ended December 30, 2007, is incorporated herein by reference.

10.54	Sixth Amendment to Credit Agreement dated as of October 17, 2007, made by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.76 to SFN’s Form 10-K for the fiscal year ended December 30, 2007, is incorporated herein by reference.

Exhibit
Number	Exhibit Name
10.55	Amended and Restated Loan and Security Agreement, dated as of July 16, 2009, among Spherion
Corporation, and each additional party signatory thereto as a U.S. borrower, as U.S. Borrowers, 6063721
Canada Inc., as Canadian Borrower, each additional party signatory thereto as a guarantor, as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Collateral Agent and Administrative
Agent, Wells Fargo Foothill, LLC, as Syndication Agent, and Regions Bank, SunTrust Bank and Siemens
Financial Services, Inc., as Co-Documentation Agents, filed as Exhibit 4.1 to SFN’s Form 8-K filed July 17,
2009, is incorporated herein by reference.

11	See “(Loss) Earnings Per Share” in Note 4 of the Notes to Consolidated Financial Statements included herein.

21	Subsidiaries of SFN, filed as Exhibit 21 attached hereto.

23.1	Consent of Deloitte & Touche LLP, filed as Exhibit 23.1 attached hereto.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit
31.1 attached hereto.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit
31.2 attached hereto.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32 attached hereto.

*	This Exhibit is a management contract or compensatory plan or arrangement.
†	Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(b)	EXHIBITS FILED WITH THIS FORM
Exhibit
Number	Exhibit Name
10.45*	Amendment to Change in Control Agreement, dated December 23, 2009, by and between Spherion
Corporation and Mark W. Smith.

10.46*	Amendment to Change in Control Agreement, dated December 4, 2009, by and between Spherion
Corporation and William J. Grubbs.

10.47*	Amendment to Change in Control Agreement, dated December 7, 2009, by and between Spherion
Corporation and John D. Heins.

21	Subsidiaries of SFN.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*This Exhbit is a management contract or compensatory plan or arrangement.

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

SFN GROUP, INC.

March 3, 2010	By	/s/ ROY G. KRAUSE
Roy G. Krause
President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SFN Group, Inc. and in the capacities and on the date indicated.

Signature	Title

/s/ JAMES J. FORESE	Chairman and Director
James J. Forese

/s/ WILLIAM F. EVANS	Director
William F. Evans

/s/ STEVEN S. ELBAUM	Director
Steven S. Elbaum

/s/ ROY G. KRAUSE	Director
Roy G. Krause

/s/ J. IAN MORRISON	Director
J. Ian Morrison

/s/ DAVID R. PARKER	Director
David R. Parker

/s/ BARBARA PELLOW	Director
Barbara Pellow

/s/ M. ANNE SZOSTAK	Director
M. Anne Szostak

/s/ A. MICHAEL VICTORY	Director
A. Michael Victory

/S/ ROY G. KRAUSE	President and Chief Executive Officer (principal executive officer)
Roy G. Krause

/S/ MARK W. SMITH	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Mark W. Smith

(Signed as to each on March 3, 2010)