Form 10-Q
period 2010-03-28
SFN Group Inc.
filed 2010-05-05
CIK 914536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on April 23, 2010 was 51,915,709.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)
	Three Months Ended
	March 28,	March 29,
	2010	2009
Revenues	$463,127	$425,922
Cost of services	378,867	342,821
Gross profit	84,260	83,101
Selling, general and administrative expenses	84,693	87,631
Amortization of intangibles	1,907	1,630
Interest expense	1,461	758
Interest income	(31)	(53)
Restructuring and other charges	2,328	3,799
	90,358	93,765

Loss from continuing operations before income taxes	(6,098)	(10,664)
Income tax benefit	2,922	4,211

Loss from continuing operations	(3,176)	(6,453)
Loss from discontinued operations, net of tax	-	(283)

Net loss	$(3,176)	$(6,736)

Loss per share, Basic and diluted:
Loss from continuing operations	$(0.06)	$(0.12)
Loss from discontinued operations	-	(0.01)
	$(0.06)	$(0.13)
Weighted average shares used in computation of loss per share:
Basic and diluted	51,766	52,294

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
	(unaudited)
	March 28,	December 27,
Assets	2010	2009
Current Assets:
Cash and cash equivalents	$6,335	$8,034
Receivables, less allowance for doubtful accounts of $2,414 and
$2,261, respectively	254,241	228,180
Deferred tax asset	10,817	10,236
Other current assets	14,076	11,430
Total current assets	285,469	257,880
Property and equipment, net of accumulated depreciation of $145,805
and $140,985, respectively	46,319	49,737
Deferred tax asset	138,554	135,695
Goodwill	31,602	810
Tradenames and other intangibles, net	67,129	57,427
Other assets	21,709	22,042
	$590,782	$523,591
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$35,759	$12,352
Accounts payable and other accrued expenses	74,205	57,403
Accrued salaries, wages and payroll taxes	62,526	46,381
Accrued insurance reserves	19,282	19,037
Accrued income tax payable	307	806
Other current liabilities	8,761	6,399
Total current liabilities	200,840	142,378
Long-term debt, net of current portion	3,455	1,246
Accrued insurance reserves	14,622	14,617
Deferred compensation	15,266	14,702
Other long-term liabilities	5,803	4,692
Total liabilities	239,986	177,635

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Treasury stock, at cost, 14,539,857 and 15,896,160 shares, respectively	(100,383)	(113,421)
Additional paid-in capital	848,457	853,516
Accumulated deficit	(401,386)	(398,210)
Accumulated other comprehensive income	3,455	3,418
Total stockholders' equity	350,796	345,956
	$590,782	$523,591

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 28,	March 29,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,176)	$(6,736)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	6,892	6,787
Deferred income tax benefit	(2,614)	(3,614)
Restructuring and other charges	2,328	3,799
Share-based compensation	1,002	476
Other non-cash charges	339	635
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(15,876)	23,261
Other assets	504	1,036
Accounts payable, income taxes payable, accrued liabilities and
other liabilities	14,316	(13,722)
Net cash provided by operating activities	3,715	11,922
Cash flows from investing activities:
Acquisitions, net of cash acquired	(25,544)	(1,635)
Capital expenditures, net	(510)	(828)
Other	156	133
Net cash used in investing activities	(25,898)	(2,330)
Cash flows from financing activities:
Debt repayments	(742)	(852)
Borrowings (repayments) of lines of credit, net	21,068	(7,597)
Proceeds from issuance of securities through employee benefit plans	154	-
Purchases of treasury stock	-	(1,463)
Net cash provided by (used in) financing activities	20,480	(9,912)
Effect of exchange rates on cash and cash equivalents	4	(47)
Net decrease in cash and cash equivalents	(1,699)	(367)
Cash and cash equivalents, beginning of period	8,034	7,601
Cash and cash equivalents, end of period	$6,335	$7,234

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of SFN Group, Inc., its wholly-owned subsidiaries and certain other entities it is required to consolidate (“SFN” or the “Company”) in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  All intercompany transactions and balances have been eliminated.

These statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 and should be read in conjunction with the Consolidated Financial Statements and notes included therein.  These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

New Accounting Pronouncements

            SFN adopted the provisions of ASC 810 (SFAS No.167 “Amendments to FASB Interpretation No. 46(R)”). ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”) and also requires an entity to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity has (a) the power to direct the significant activities of the VIE and (b) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810 eliminates the quantitative approach previously required to determine the primary beneficiary of a variable interest entity.  The adoption of ASC 810 did not have an impact on SFN’s financial statements.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -  (Continued)

(unaudited)

2. Loss Per Share

Basic earnings per share is computed by dividing SFN’s earnings by the weighted average number of shares outstanding during the period.  When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing SFN’s earnings by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and restricted stock units.  The dilutive impact of share-based compensation is determined by applying the "treasury stock" method.  A reconciliation of the number of shares used in computing basic and diluted loss per common share follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2010	2009
Weighted average shares outstanding - Basic	51,766	52,294

Effect of dilutive share-based compensation	-	-
Weighted average shares outstanding - Diluted	51,766	52,294

           For the three months ended March 28, 2010, and March 29, 2009, 2.0 million and 0.4 million, respectively, dilutive common stock equivalents would have been included in the computation of diluted earnings per share but because SFN reported a net loss from continuing operations, the effect of their inclusion would be anti-dilutive and therefore, they have been excluded.  In addition, anti-dilutive options and restricted stock units totaling 2.4 million and 4.4 million for the three months ended March 28, 2010 and March 29, 2009, respectively, were also excluded from the computation of diluted earnings per share.

3. Acquisitions

           On  February 1, 2010, SFN acquired all of the outstanding member interests of Tatum, LLC (“Tatum”), a leading executive services firm focused on the office of the chief financial officer (CFO), which is complementary to SFN’s other professional services businesses. The financial results of Tatum from the acquisition date have been included in SFN’s consolidated results and are reported as part of the Professional Services segment.

         The following table summarizes the Tatum purchase price:

Cash paid, net of cash acquired	$24,006
Common stock	7,052
Assumed obligations	12,662
Total purchase price	$43,720

           The purchase price included $24.0 million in cash, net of cash acquired funded from borrowings under the Company's existing credit facility.  SFN also issued $7.1 million or 1.1 million shares of its common stock from treasury stock, based on the average closing stock price for the twenty days immediately preceding the acquisition date. Also included in assumed liabilities is $3.5 million of the purchase price, which was held back (the “Holdback”), pending finalization of working capital amounts and for indemnification purposes.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -  (Continued)

(unaudited)

3. Acquisitions (Continued)

           The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition date. This allocation is considered final, except for adjustments that may arise upon settlement of the Holdback. Estimates for those items have been included in the purchase price allocation outlined below:

Assets	$12,933
Property plant and equipment	826
Identifiable intangible assets	11,600
Liabilities	(12,431)
Total identifiable net assets	12,928
Goodwill	30,792
$43,720

The primary reasons the purchase price for Tatum exceeded the fair value of net assets acquired were expected future cash flows, expanded growth opportunities from enhanced service offerings in the office of the CFO and synergies to be realized from the elimination of duplicative administrative activities. This resulted in the recognition of $30.8 million of goodwill, which is deductible for tax purposes.

                During the first quarter of 2010, SFN incurred $2.5 million for transaction and integration costs related to the acquisition of Tatum, which is included in restructuring and other charges in the accompanying Condensed Consolidated Statements of Operations.  The acquisition of Tatum is considered an immaterial acquisition and as such proforma financial information has not been provided.

4. Goodwill and Intangible Assets

           The changes in the carrying amount of goodwill and accumulated impairment losses are as follows (in thousands):

	Professional	Staffing
	Services	Services	Total
Balance at December 27, 2009
Goodwill	$329,185	$533,213	$862,398
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	335	475	810

Goodwill acquired during the year	30,792	-	30,792

Balance at March 28, 2010
Goodwill	359,977	533,213	893,190
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	$31,127	$475	$31,602

Goodwill additions during the first quarter of 2010 of $30.8 million related to the acquisition of Tatum. See Note 3 - Acquisitions, for further discussion.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -  (Continued)

(unaudited)

4. Goodwill and Intangible Assets (Continued)

                A summary of tradenames and other intangible are as follows (in thousands):

	Three Months Ended
	March 28,	December 27,
	2010	2009
Indefinite lived intangible assets - Tradenames	$41,000	$35,900
Finite lived intangible assets:
Customer relationship intangibles and other	43,599	37,231
Accumulated amortization	(17,470)	(15,704)
	26,129	21,527
	$67,129	$57,427

           SFN's tradenames have been identified as having an indefinite useful life and are therefore not amortized.  During the first quarter of 2010, there were indefinite lived intangibles additions of  $5.1 million related to the recent acquisition of Tatum. This amount was allocated to the Professional Services segment.

           Amortization expense associated with finite lived intangible assets for the three months ended March 28, 2010 and March 29, 2009 was $1.9 million and $1.6 million, respectively.  The finite lived intangible assets primarily relate to customer relationships, among other things, and are being amortized on an accelerated method over the estimated remaining useful life of the intangible asset ranging from 1 to 22 years.

Acquisition-related Integration Costs

        As a result of our acquisitions of Intellimark Holdings, Inc. ("Technisource") and Todays Staffing, Inc., SFN recorded costs related to the integration of the acquired businesses and the elimination of duplicative activities. During the year ended December 30, 2007, SFN recorded a liability of approximately $7.1 million.  As of the end of the first quarter of 2010, the remaining liability balance is approximately $0.3 million.

5. Financial Instruments and Fair Values

           The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

           The carrying amount of cash and cash equivalents, trade receivables and all other financial instruments, including debt, approximates fair value as the instruments are short-term in nature or contain market rates of interest. SFN provides letters of credit to its workers’ compensation insurance carriers and various states to collateralize obligations for outstanding claims.

           In estimating the fair value of derivative positions, SFN utilizes quoted market prices, if available, or quotes obtained from outside sources.  As of March 28, 2010, SFN had one outstanding forward contract to sell CAD $6.2 million in May 2010.  This derivative had a fair value or cost to unwind that is not material to SFN’s consolidated results of operations.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -  (Continued)

(unaudited)

6. Legal Proceedings and Contingencies

In connection with the disposition of certain subsidiaries, SFN, from time to time provides routine indemnifications for certain liabilities that arose prior to a disposition date.  Liabilities related to these indemnifications have been appropriately accounted for in the Condensed Consolidated Balance Sheets.

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

On March 30, 2010, the U.S. District Court for the Southern District of New York granted the Company’s motion for summary judgment in the action filed against the Company by Glidepath Holding B.V. and Jeimon Holdings N.V., and dismissed plaintiffs’ claims against the Company.  The court also granted the plaintiffs’ motion for summary judgment on the counterclaims asserted by the Company against the plaintiffs, and dismissed the Company’s counterclaims against the plaintiffs.  The plaintiffs have filed an appeal of the judgment granting the Company’s motion for summary judgment, and the Company intends to file a cross-appeal of the judgment granting the plaintiffs’ motion for summary judgment.

As of March 28, 2010, SFN had $37.0 million in outstanding irrevocable letters of credit.  These instruments primarily collaterize SFN’s recorded obligations under workers’ compensation insurance programs.  The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year.  As of March 28, 2010, none of these irrevocable letters of credit had been drawn upon.

7. Comprehensive (Loss) Income

           The following table displays the computation of comprehensive (loss) income (in thousands):

	Three Months Ended
	March 28,	March 29,
	2010	2009
Net loss	$(3,176)	$(6,736)

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	37	(30)

Total comprehensive loss	$(3,139)	$(6,766)

8. Stockholders’ Equity

            On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. During the first quarter of 2010, the Company did not purchase any shares under this authorization. During the first quarter of 2009, the Company repurchased 1.0 million shares for approximately $1.7 million or an average price of $1.66 per share.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -  (Continued)

(unaudited)

9. Discontinued Operations

           Net loss from discontinued operations for the quarter ended March 29, 2009 included $0.5 million of pre-tax loss from operations due to expenses associated with the defense of certain legal matters associated with several of the businesses sold in 2004.

10. Segment Information

           SFN has two operating segements:  Professional Services and Staffing Services.  SFN evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profits.  Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and restructuring and other charges.  All intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinuted operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Operations.  As a result of internal organizational and business strategy changes, SFN realigned its operating segments during the first quarter of 2010.  The historical segment information has been adjusted to conform to SFN's segment presentation in 2010, moving the managed service provider ("MSP") and professional contingent workforce services businesses operated under the SourceRight brand into Professional Services from Staffing Services.  In addition, several large clerical customers previously reported as part of Professional Services are now managed and reported as part of Staffing Services.

           Information on operating segments and a reconciliation to loss from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2010	2009
Revenues:
Professional Services	$219,575	$193,580
Staffing Services	243,552	232,342
Segment revenues	$463,127	$425,922
Gross profit:
Professional Services	$49,947	$48,705
Staffing Services	34,313	34,396
Segment gross profit	$84,260	$83,101
Segment SG&A expenses:
Professional Services	$(46,140)	$(46,170)
Staffing Services	(35,403)	(38,311)
Segment SG&A	$(81,543)	$(84,481)
Segment operating profit (loss):
Professional Services	$3,807	$2,535
Staffing Services	(1,090)	(3,915)
Segment operating profit (loss)	2,717	(1,380)

Unallocated corporate costs	(3,150)	(3,150)
Amortization of intangibles	(1,907)	(1,630)
Interest expense	(1,461)	(758)
Interest income	31	53
Restructuring and other charges	(2,328)	(3,799)
Loss from continuing operations
before income taxes	$(6,098)	$(10,664)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization of Information

           Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.  In addition, reference should be made to our audited Consolidated Financial Statements and accompanying notes thereto and related Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 27, 2009.  Management’s Discussion and Analysis includes the following sections:

•         Executive Summary

•         Operating Results

•         Liquidity and Capital Resources

•         Off-Balance Sheet Arrangements

•         Critical Accounting Policies

•         Non-GAAP Financial Measures

•         Forward-Looking Statements — Safe Harbor

Executive Summary

           As economic conditions continue to improve, our objectives in 2010 are as follows:

•         First, increase  sales activity among targeted customer groups:

•         Our small and mid-sized customers were most dramatically impacted by the economic downturn, but in the first quarter we have seen signs of increased hiring activity among this customer segment as the economy continued to improve. We have aligned sales resources and implemented sales activity and metrics monitoring processes to maximize sales, particularly among our targeted small and mid-sized customers.  In the first quarter of 2010, revenues from our small to mid-sized accounts (customers that do business with SFN of $5 million or less, annually) represented 43.3% of total revenues, about flat with the first quarter of 2009.

•         We have an industry leading position in Recruitment Process Outsourcing (“RPO”) and have made investments in sales and operations resources to exploit growth opportunities in this market. In late 2009, we formally launched the SourceRight Solutions brand representing our recruitment outsourcing offerings, which, beginning in 2010, also includes our MSP and professional contingent workforce services.

•         In the first quarter of 2010, SFN acquired Tatum, LLC a leading executive services firm focused on the office of the CFO. This investment significantly enhances our ability to provide high level accounting talent to a wide range of customers.

•         Second, improve profitability through operating effectiveness:

•         We will continue to maintain pricing discipline through active customer relationship management and opportunity selection. As a result of this discipline, we successfully managed pricing adjustments with many of our customers to mitigate a portion of the impact of higher state unemployment taxes in 2010.

•         In addition, we continue to carefully manage operating metrics and leverage our central recruiting capabilities to increase productivity in our field operations and improve operating margins.

•         Third, maintain financial discipline:

•         During 2009, we made significant reductions in operating expenses consistent with decreases in business volumes. Improvements in operating leverage requires us to balance growth in operating expenses with growth in business volumes and gross profits. Selling, general and administrative expenses in the first quarter of 2010 decreased by $2.9 million year over year to 100.5% of gross profit from 105.5% of gross profit.

•         Days sales outstanding ("DSO") increased to 50 days in March 2010 compared with 46 days at the end of 2009.  DSO increased primarily due to accelerating revenue trends throughout the first quarter. We have maintained the quality of our accounts receivable portfolio and are committed to our goal of maintaining DSO at or below 50 days.

•         In early April 2010, we completed the integration of the Tatum acquisition and are on track to realize planned cost synergies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued

Operating Results

Consolidated Operating Results

Three Months Ended March 28, 2010 Compared with March 29, 2009

•         Revenues in the first quarter of 2010 were $463.1 million, an increase from $425.9 million in the prior year period.

•        As economic conditions in North America continue to improve, our customers started to increase hiring of temporary employees during the first quarter of 2010.  Temporary employment in the U.S. increased by 3.6% year over year in the first quarter of 2010 as estimated by the U.S. Bureau of Labor Statistics.  The Company’s combined temporary staffing and other revenue increased 9.0% from the prior year; the Tatum acquisition increased temporary staffing and other revenue by 3.5% from the first quarter of the prior year.

•        Professional Services revenues increased 13.4% compared with the prior year, including 7.8% contributed from the acquisition of Tatum, and Staffing Services revenues increased 4.8% compared with the prior year.  Revenue increases, excluding Tatum, in Professional and Staffing Services were primarily due to increasing business volumes within existing customers as the current economic conditions continues to improve.

•         Gross profit in the first quarter of 2010 was $84.3 million.  Gross profit margin decreased to 18.2% in the first quarter of 2010 compared with 19.5% for the same prior year period. Gross profit margins decreased due to:

•        Lower permanent placement volumes (20 basis points);

•        Declines in temporary staffing and other margins in Staffing Services (40 basis points) and in Professional Services (30 basis points) primarily due to lower pay/bill spreads compared with a year ago and higher employee burden costs, primarily payroll taxes; and

•        Lower SourceRight margins, due to the growth of lower margin professional contingent workforce services, partially offset by mix changes in temporary and other services (40 basis points).

•        SG&A expenses decreased 3.4% to $84.7 million in the first quarter of 2010 from $87.6 million in the same prior year period in 2009 due to expense management actions taken throughout 2009. As business volumes continue to improve into the second quarter of 2010, we will manage the growth in expenses relative to growth in gross profit. As a percentage of gross profit, SG&A costs decreased to 100.5% from 105.5% for the same prior year period.

•        Restructuring and other charges were $2.3 million and $3.8 million in the first quarters of 2010 and 2009, respectively.  The charges in 2010 were primarily due to acquisition integration and transaction costs related to the Tatum acquisition, partially offset by $0.2 million prior litigation accrual adjustment.

•        Net interest expense was $1.4 million in the first quarter of 2010 compared with net interest expense of $0.7 million in the prior year.  The increase in interest expense is primarily due to the increase in outstanding debt balances from $31.2 million at March 29, 2009 to $39.2 million at March 28, 2010 primarily due to the funding of the Tatum purchase price and higher interest rate spreads paid under our revolving credit facility.

•        Our effective tax benefit rate from continuing operations for the first quarter of 2010 was 47.9%, increasing from the prior year rate of 39.5%. The increase in the tax benefit rate reflects the impact of non-deductible permanent differences and non-income based state taxes combined with an estimation of a pre-tax profit in 2010 in determining the 2010 effective tax rate compared with a pre-tax loss in 2009.

•        Loss from continuing operations was $(0.06) per diluted share for 2010 compared with loss of $(0.13) per share in 2009.  Adjusted loss per share from continuing operations in the first quarter of 2010 was $(0.03) compared with $(0.08) per share in same prior year period.  The improvement in adjusted loss per share reflects the increase in demand for our services as the economy continues to improve and careful management of our operating expenses as described above. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued

Operating Segments

         SFN has two operating segments.  Professional Services and Staffing Services.  SFN evaluates the performance of its operating segments and allocates resources based on revenue, gross profit and segment operating profit.  Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest income, income taxes and restructuring and other charges.  All intercompany revenue and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segement information below and are presented as discontinuted operations in the Condensed Consolidated Statements of Operations.  As a result of internal organization and business strategy changes, SFN realigned its operating segments during the first quarter of 2010. The historical segment information has been adjusted to conform to SFN's segment presentation in 2010, moving the managed service provider ("MSP") and professional contingent workforce services businesses operated under the SourceRight brand into Professional Services from Staffing Services.  In addition, several large clerical customers previously reported as part of Professional Services are now managed and reported as part of Staffing Serivces.

Information on operating segments and a reconciliation to loss from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended
	March 28, 2010		March 29, 2009
		% of		% of
		Total		Total
Revenues:
Professional Services	$219,575	47.4%	$193,580	45.4%
Staffing Services	243,552	52.6%	232,342	54.6%
Total	$463,127	100.0%	$425,922	100.0%

		% of		% of
		Revenues		Revenues
Gross profit:
Professional Services	$49,947	22.7%	$48,705	25.2%
Staffing Services	34,313	14.1%	34,396	14.8%
Total	$84,260	18.2%	$83,101	19.5%

Segment SG&A:
Professional Services	$(46,140)		$(46,170)
Staffing Services	(35,403)		(38,311)
Total	(81,543)		(84,481)

Segment operating profit (loss):
Professional Services	$3,807		$2,535
Staffing Services	(1,090)		(3,915)
Total	2,717		(1,380)

Unallocated corporate costs	(3,150)		(3,150)
Amortization of intangibles	(1,907)		(1,630)
Interest expense	(1,461)		(758)
Interest income	31		53
Restructuring and other charges	(2,328)		(3,799)
Loss from continuing
operations before income taxes	$(6,098)		$(10,664)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued

Segment Operating Results

        Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 28, 2010		March 29, 2009
		% of		% of
		Total		Total
Revenues by Skill:
Information Technology	$117,994	53.7%	$117,124	60.5%
Finance & Accounting	35,036	16.0%	22,201	11.5%
Administration	13,961	6.4%	16,867	8.7%
Other	52,584	23.9%	37,388	19.3%
Segment revenues	$219,575	100.0%	$193,580	100.0%

Revenues by Service:
Temporary Staffing & Other	$215,135	98.0%	$188,469	97.4%
Permanent Placement	4,440	2.0%	5,111	2.6%
Segment revenues	$219,575	100.0%	$193,580	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing & Other	21.2%		23.1%
Permanent Placement	100.0%		100.0%
Total Professional Services	22.7%		25.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued

Three Months Ended March 28, 2010 Compared with March 29, 2009

Revenues — Professional Services revenues were $219.6 million or 47.4% of total revenue in the first quarter of 2010 compared with $193.6 million in the prior year.  Revenues in the first quarter increased 13.4% compared with the prior year, including 7.8% contributed from the acquisition of Tatum and increasing demand from customers across all service lines as the economy continues to improve.

•   By skill — Information technology ("IT") revenues were flat in the first quarter of 2010 compared with the prior year. Increases in demand from several large customers, particularly within the technology and financial services sectors were offset by lower revenues among several other customers following the completion of technology deployment projects.  Revenues increased 57.8% in the first quarter of 2010 compared with the prior year within finance and accounting due to the impact of the Tatum acquisition.  Finance and accounting revenue trends, excluding Tatum, have improved in the first quarter of 2010 after decreasing throughout 2009 and are about flat with last year.  Other skills increased 40.6% and primarily reflected the growth in our professional contingent workforce services in SourceRight Solutions. Revenues from administrative skills decreased 17.2% primarily related to the completion of a large project. Demand across most skill categories increased in the first quarter of 2010 as the U.S. economy continued to improve and overall temporary staffing employment levels have increased.

•   By service — Temporary staffing and other increased 14.1% in the first quarter compared with the prior year period due to the Tatum acquisition and the improving economy which resulted in higher demand across our customer base and higher revenues from our Professional Contingent Workforce Services business within our SourceRight business.  Permanent placement revenues decreased in the first quarter compared with the first quarter last year by 13.1% as a result of customers continuing to remain cautious about permanent hiring.

Gross Profit — Professional Services gross profit increased 2.6% to $49.9 million in the first quarter of 2010 from $48.7 million in the prior year.  The overall gross profit margin was 22.7% in 2010 compared with 25.2% in the prior year.  This 250 basis point decrease in gross profit margin was primarily due to a change in service mix due to lower permanent placement revenues (50 basis points) and lower temporary staffing and other margins primarily driven by higher employee burden costs (60 basis points) primarily state unemployment taxes, a decline in pay/bill spreads (75 basis points) and lower margins in SourceRight due to the impact of growth in lower margin professional contingent workforce services (120 basis points), partially offset by changes in the mix of temporary staffing and other services primarily due to the addition of the higher margin Tatum business (55 basis points).

Segment Operating Profit — Professional Services segment operating profit was $3.8 million in the first quarter of 2010 compared with $2.5 million in the prior year.  As a percentage of gross profit, operating expenses decreased to 92.4% from 94.8%.  The decrease in operating expenses as a percentage of gross profit was primarily due to continued effective management of our cost structure.

Outlook — We continue to focus on the execution of our strategy to expand our higher margin Professional Services business through sales to our targeted small and mid-sized accounts and strategic investments in the growth of SourceRight Solutions and the acquisition of Tatum. In 2010, we will also continue to improve on our productivity, as well as the financial discipline gained in 2009.  As the economy continues to improve, we will continue to carefully monitor gross profit trends and expenses, while keeping SFN positioned to respond to growth opportunities in the professional services market in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued

Staffing Services

           Information on the Staffing Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 28, 2010		March 29, 2009
		% of		% of
		Total		Total
Revenues by Skill:
Clerical	$138,893	57.0%	$149,366	64.3%
Light Industrial	104,659	43.0%	82,976	35.7%
Segment revenues	$243,552	100.0%	$232,342	100.0%

Revenues by Service:
Temporary Staffing & Other	$241,694	99.2%	230,572	99.2%
Permanent Placement	1,858	0.8%	1,770	0.8%
Segment revenues	$243,552	100.0%	$232,342	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing & Other	13.4%		14.2%
Permanent Placement	100.0%		100.0%
Total Staffing Services	14.1%		14.8%

Three Months Ended March 28, 2010 Compared with March 29, 2009

Revenues — Staffing Services revenues increased to $243.6 million in the first quarter of 2010 from $232.3 million in the prior year.  The increase was primarily due to increasing business volumes among existing customers in the U.S. and Canada as the economy continued to improve.

•        By skill — Clerical revenues decreased 7.0% in the first quarter of 2010 compared with the prior year due to several clients downsizing their staffing needs. Light industrial revenues increased 26.1% from prior year levels due to higher volumes among several of our customers, primarily in the retail, manufacturing and technology industries.  Consistent with trends in past economic cycles, light industrial staffing tends to recover before other skills, including clerical.

•        By service — Temporary staffing and other revenues increased 4.8% compared with last year due to the improving U.S. economy and as customers increase demand for light industrial temporary labor.  Permanent placement of  $1.9 million in the first quarter of 2010 was approximately flat with the prior year reflecting stable trends but low levels of permanent hiring in the U.S. and Canada.

Gross Profit — Gross profit was $34.3 million or 14.1% of revenue in the first quarter of 2010 compared with $34.4 million or 14.8% in the same prior year period.  The decrease of 70 basis points in the overall gross profit margin was primarily due to higher payroll taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued

           Segment Operating Loss — Staffing Services segment operating loss was $1.1 million in the first quarter of 2010 compared with $3.9 million in the prior year.  Operating expenses decreased by $2.9 million or 7.6% year over year, and decreased as a percentage of gross profit to 103.2% compared with 111.4% in the prior year.  The lower operating expenses as a percentage of gross profit was due our continued focus on effectively managing our cost structure, even as economic conditions continued to improve.

           Outlook — We continue to focus on executing our strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts to obtain higher gross margins.  Sales activity and improving operating leverage will remain our major areas of focus for the remainder of 2010.  Due to the sensitivity of our Staffing Services business to current economic trends, we will continue to carefully monitor gross profit trends and reduce expenses to maintain appropriate cash flow.

Unallocated Corporate Costs

Unallocated corporate costs were flat year over year at $3.2 million or 0.7% of revenues in both the first quarters of 2010 and 2009.

Liquidity and Capital Resources

           Cash Flows

           As of March 28, 2010, we had total cash of $6.3 million (a decrease of $1.7 million from December 27, 2009).  Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Cash Provided By (Used In):
Operating activities	$3,715	$11,922
Investing activities	(25,898)	(2,330)
Financing activities	20,480	(9,912)
Effect of exchange rates	4	(47)
Net decrease in cash and cash equivalents	$(1,699)	$(367)

           Operating cash flows

           Cash provided by operating activities for the first quarter of 2010 was $3.7 million.  Cash flow from operating activities before changes in working capital was $4.8 million, which increased from $1.3 million in 2009 due to improving operating results as the U.S. economy recovers.  Higher working capital of $1.1 million reduced operating cash flow primarily due to an increase in accounts receivable compared with year-end levels as a result of higher DSO in the first quarter of 2010.  Additionally, cash provided by operating activities in the first quarter of 2010 was reduced by $2.2 million of cash used for severance and leases related to restructuring and other charges.

           Cash provided by operating activities for the first quarter of 2009 was $11.9 million.  Cash flow from operating activities before changes in working capital was $1.3 million due to lower earnings as the slower U.S. economy negatively impacted our operating results.  Lower working capital contributed $10.6 million to operating cash flow primarily due to a decrease in accounts receivable compared with year-end levels as a result of lower revenues in the first quarter of 2009.  Additionally, cash provided by operating activities in the first quarter of 2009 was reduced by $4.3 million of cash used for severance and leases related to restructuring and other charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued

           Investing cash flows

           Cash used for investing activities of $25.9 million for the first quarter of 2010 primarily relates to $24.0 million paid, net of cash acquired, for the Tatum acquisition in the first quarter of 2010, $1.5 million related to a 2007 acquisition and capital expenditures of $0.5 million.

           Cash used for investing activities of $2.3 million for the first quarter of 2009 was primarily due to the payment of $1.6 million related to a 2007 acquisition and purchase of an area-based franchise and capital expenditures of $0.8 million.

Financing cash flows

Cash provided by financing activities for the first quarter of 2010 of $20.5 million was primarily related to net borrowings from our lines of credit of $21.1 million to fund the Tatum acquisition, repayments of debt of $0.7 million and proceeds of $0.2 million from the exercise of employee stock options.

Cash used in financing activities for the first quarter of 2009 of $9.9 million was primarily related to the repayments on our lines of credit of $7.6 million and other debt of $0.8 million and $1.5 million for the purchase of treasury shares.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements.  However, our operating cash flow could be impacted by factors outside of our control.

We have a revolving line of credit in the amount of $250 million (the “Revolver”) which is secured by substantially all of SFN’s accounts receivable and provides for U.S. and Canadian dollar borrowings. The Revolver matures on July 24, 2013.

As of March 28, 2010, there was $31.8 million outstanding under this facility, and as of March 29, 2009, there was $23.8 million outstanding.  As of March 28, 2010, total availability was $95.9 million (calculated as eligible receivables of $195.5 million, less: borrowings outstanding of $31.8 million, letters of credit of $37.0 million and a one week payroll reserve of $30.8 million).  The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 6.3% (prime rate plus a 3.0% margin) as of March 28, 2010.  Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.50% to 0.75% per annum that is determined by the unused portion of the revolving line of credit.  For letters of credit, we pay an annual rate based on availability under the line (currently 4.0%) plus a fixed fronting fee of 0.125%.

The Agreement contains certain affirmative and negative covenants, the most significant of which is a minimum fixed charge coverage requirement under certain conditions.  If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x.  At March 28, 2010, we were in compliance with all covenants of the Revolver.  Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations, or sales, and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

In connection with the purchase of Tatum, SFN assumed interest bearing obligations to certain former members of Tatum of $3.6 million. The obligations are payable, including interest at Libor (or approximately 3.3% at year-end) through January 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued

Off-Balance Sheet Arrangements

           As of March 28, 2010, we had $37.0 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance.  As of March 28, 2010, none of these irrevocable letters of credit had been drawn upon.

           We do not have any other significant off-balance sheet arrangements.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

Non-GAAP Financial Measures

	Three Months Ended
	March 28,	March 29,
	2010	2009

Adjusted loss from continuing operations	$(1,758)	$(4,139)
Restructuring and other charges, net of tax benefit	(1,418)	(2,314)
Loss from continuing operations	(3,176)	(6,453)
Loss from discontinued operations, net of tax	-	(283)
Net loss	$(3,176)	$(6,736)

Per share-Diluted amounts :

Adjusted loss from continuing operations	$(0.03)	$(0.08)
Restructuring and other charges, net of tax benefit	(0.03)	(0.04)
Loss from continuing operations	(0.06)	(0.12)
Loss from discontinued operations, net of tax	-	(0.01)
Net loss	$(0.06)	$(0.13)
Weighted-average shares used
in computation of loss per share	51,766	52,294

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued

           This Quarterly Report on Form 10-Q includes information extracted from consolidated financial information but not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements.  Certain of this information is considered "non-GAAP financial measures" as defined by SEC rules.  Specifically, adjusted earnings from continuing operations is a non-GAAP financial measure.  Adjusted earnings from continuing operations excludes certain non-operating related charges.  Items excluded from the calculation of adjusted earnings from continuing operations includes restructuring and other charges related to acquisition transaction and integration expenses and other cost reduction initiatives.  Non-GAAP financial measures should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Condensed Consolidated Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations.  Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

Forward-Looking Statements — Safe Harbor

This Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects.  Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved.  Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.  If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.  All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            There have been no material changes to our exposures to market risk since December 27, 2009.  Please refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 for a complete discussion of our exposures to market risk.

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

There has been no change in our internal control over financial reporting during the quarter ended March 28, 2010, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 30, 2010, the U.S. District Court for the Southern District of New York granted the Company’s motion for summary judgment in the action filed against the Company by Glidepath Holding B.V. and Jeimon Holdings N.V., and dismissed plaintiffs’ claims against the Company.  The court also granted the plaintiffs’ motion for summary judgment on the counterclaims asserted by the Company against the plaintiffs, and dismissed the Company’s counterclaims against the plaintiffs.  The plaintiffs have filed an appeal of the judgment granting the Company’s motion for summary judgment, and the Company intends to file a cross-appeal of the judgment granting the plaintiffs’ motion for summary judgment.

ITEM 1A.  RISK FACTORS

           There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           SFN’s U.S. revolving line of credit provides for certain covenents which restrict the Company's ability to pay cash dividends in the event of default or if availability falls below $50 million.

There were no sales of unregistered equity securities during the first quarter of 2010 that were not previously reported in a current report on Form 8-K.  On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.  There were no purchases of stock under this authorization in the first quarter of 2010.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name
10.1*

SFN Group, Inc. 2010 Variable Pay Plan (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), filed as Exhibit 10.1 to SFN’s Form 8-K filed on February 22, 2010, is incorporated herein by reference.

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

SFN GROUP, INC.
(Registrant)

Date: May 5, 2010	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)