Form 10-Q
period 2010-08-04
SFN Group Inc.
filed 2010-08-04
CIK 914536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        ☐                            Accelerated filer                       ☒

Non-accelerated filer         ☐                            Smaller reporting company ☐

                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on July 23, 2010 was 52,666,581.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	June 27,	June 28,
	2010	2009
Revenues	$513,963	$409,127
Cost of services	408,571	325,977
Gross profit	105,392	83,150
Selling, general and administrative expenses	95,610	78,832
Amortization expense	2,116	1,625
Interest expense	1,688	727
Interest income	(27)	(37)
Restructuring and other charges	974	374
	100,361	81,521

Earnings from continuing operations before income taxes	5,031	1,629
Income tax expense	(2,151)	(1,226)

Earnings from continuing operations	2,880	403
Loss from discontinued operations, net of tax	(160)	(116)

Net earnings	$2,720	$287

Earnings per share, Basic and Diluted:
Earnings from continuing operations	$0.05	$0.01
Loss from discontinued operations	-	-
	$0.05	$0.01

Weighted average shares used in computation of earnings per share:
Basic	52,600	52,030
Diluted	54,833	53,528

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Six Months Ended
	June 27,	June 28,
	2010	2009
Revenues	$977,090	$835,049
Cost of services	787,438	668,798
Gross profit	189,652	166,251
Selling, general and administrative expenses	180,303	166,463
Amortization expense	4,023	3,255
Interest expense	3,149	1,485
Interest income	(58)	(90)
Restructuring and other charges	3,302	4,173
	190,719	175,286

Loss from continuing operations before income taxes	(1,067)	(9,035)
Income tax benefit	771	2,985

Loss from continuing operations	(296)	(6,050)
Loss from discontinued operations, net of tax	(160)	(399)

Net loss	$(456)	$(6,449)

Loss per share, Basic and Diluted:(1)
Loss from continuing operations	$(0.01)	$(0.12)
Loss from discontinued operations	-	(0.01)
	$(0.01)	$(0.12)

Weighted average shares used in computation of loss per share:
Basic	52,182	52,162
Diluted	52,182	52,162

(1) Loss per share amounts are calculated independently for each component and may not add due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
	(unaudited)
	June 27,	December 27,
Assets	2010	2009
Current Assets:
Cash and cash equivalents	$5,834	$8,034
Receivables, less allowance for doubtful accounts of $2,688 and
$2,261, respectively	277,792	228,180
Deferred tax asset	11,269	10,236
Other current assets	10,096	11,430
Total current assets	304,991	257,880
Property and equipment, net of accumulated depreciation of $150,388
and $140,985, respectively	42,773	49,737
Deferred tax asset	136,461	135,695
Goodwill	31,073	810
Tradenames and other intangibles, net	65,010	57,427
Other assets	20,856	22,042
	$601,164	$523,591
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving line of credit	$42,217	$12,352
Accounts payable and other accrued expenses	71,251	57,403
Accrued salaries, wages and payroll taxes	66,053	46,381
Accrued insurance reserves	20,464	19,037
Accrued income tax payable	-	806
Other current liabilities	6,378	6,399
Total current liabilities	206,363	142,378
Long-term debt, net of current portion	2,974	1,246
Accrued insurance reserves	15,970	14,617
Deferred compensation	14,745	14,702
Other long-term liabilities	5,444	4,692
Total liabilities	245,496	177,635
Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Treasury stock, at cost, 14,342,833 and 15,896,160 shares, respectively	(99,007)	(113,421)
Additional paid-in capital	849,272	853,516
Accumulated deficit	(398,666)	(398,210)
Accumulated other comprehensive income	3,416	3,418
Total stockholders' equity	355,668	345,956
	$601,164	$523,591

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 27,	June 28,
	2010	2009
Cash flows from operating activities:
Net loss	$(456)	$(6,449)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,948	13,461
Deferred income tax benefit	(973)	(3,423)
Restructuring and other charges	3,302	4,173
Share-based compensation	2,642	1,356
Other non-cash charges	784	725
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(39,588)	40,264
Other assets	3,854	4,488
Accounts payable, income taxes payable, accrued liabilities and
other liabilities	20,111	(16,199)
Net cash provided by operating activities	3,624	38,396
Cash flows from investing activities:
Acquisitions, net of cash acquired	(30,684)	(1,771)
Capital expenditures, net	(1,741)	(1,531)
Other	313	(87)
Net cash used in investing activities	(32,112)	(3,389)
Cash flows from financing activities:
Debt repayments	(2,576)	(2,783)
Borrowings/(repayments) of line of credit, net	28,634	(30,992)
Proceeds from the exercise of stock options	235	-
Purchases of treasury stock	-	(3,126)
Net cash provided by (used in) financing activities	26,293	(36,901)
Effect of exchange rates on cash and cash equivalents	(5)	149
Net decrease in cash and cash equivalents	(2,200)	(1,745)
Cash and cash equivalents, beginning of period	8,034	7,601
Cash and cash equivalents, end of period	$5,834	$5,856

Supplemental cash flow information:
Cash paid during the year for:
Interest expense	$2,410	$1,213
Income taxes	$1,889	$1,064

Non-cash activities:
Short-term note payable for purchase of software
and related costs	$1,906	$765

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of SFN Group, Inc., its wholly-owned subsidiaries and certain other entities it is required to consolidate (“SFN” or the “Company”) in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  All intercompany transactions and balances have been eliminated.

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

           New Accounting Pronouncements

          SFN adopted the provisions of ASC 810 (SFAS No.167 "Amendments to FASB Interpreation No. 46(R)"). ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity ("VIE") and also requires an entity to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity has (a) the power to direct the significant activities of the VIE and (b) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810 eliminates the quantitative approach previously required to determine the primary beneficiary of a variable interest entity. The adoption of ASC 810 did not have an impact on SFN's finanical statements.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2. Earnings (loss) Per Share

           Basic earnings (loss) per share is computed by dividing SFN’s net earnings (loss) by the weighted average number of shares outstanding during the period.  When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing SFN’s earnings by the weighted average number of shares outstanding plus all dilutive potential common shares, primarily stock options and restricted stock units.  The dilutive impact of share-based compensation is determined by applying the "treasury stock" method.  A reconciliation of the number of shares used in computing basic and diluted earnings (loss) per common share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Weighted average shares outstanding - Basic	52,600	52,030	52,182	52,162

Effect of dilutive share-based compensation	2,233	1,498	-	-
Weighted average shares outstanding - Diluted	54,833	53,528	52,182	52,162

           For the six months ended June 27, 2010, and June 28, 2009, 2.1 million and 1.0 million, respectively, dilutive common stock equivalents were excluded from the computation of diluted loss per share because SFN reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive.  In addition, anti-dilutive options and restricted stock units totaling 2.4 million and 3.4 million for the three months ended, and 2.3 million and 3.5 million for the six months ended June 27, 2010 and June 28, 2009, respectively, were also excluded from the computation of diluted earnings per share.

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

           The following table summarizes the Tatum purchase price:

Cash paid, net of cash acquired	$29,146
Common stock	7,313
Assumed obligations	6,306
Total purchase price	$42,765

           The purchase price included $29.1 million in cash, net of cash acquired, funded from borrowings under the Company's existing credit facility.  SFN also issued $7.3 million, or 1.1 million shares at closing and 0.1 million shares subsequent to the final determination and settlement of working capital, of its common stock from treasury stock.  The number of shares were based on the average closing stock price for the twenty days immediately preceeding the acquisition date. Included in assumed obligations is $2.3 million of the purchase price held back (the "Holdback") for indemnification purposes.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Acquisitions (Continued)

           The following table summarizes the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition date. This allocation is final and a second quarter 2010 goodwill adjustment of $0.5 million related to the final determination and settlement of working capital is reflected in the purchase price allocation below:

Assets	$12,775
Property plant and equipment	826
Identifiable intangible assets	11,600
Liabilities	(12,699)
Total identifiable net assets	12,502
Goodwill	30,263
$42,765

The primary reasons the purchase price for Tatum exceeded the fair value of net assets acquired were expected future cash flows, expanded growth opportunities from enhanced service offerings in the office of the CFO and synergies to be realized from the elimination of duplicative administrative activities. This resulted in the recognition of $30.3 million of goodwill, which is deductible for tax purposes.

                During the six months ended June 27, 2010, SFN incurred $3.6 million for transaction and integration costs related to the acquisition of Tatum, which is included in restructuring and other charges in the accompanying Condensed Consolidated Statements of Operations. The acquisition of Tatum is not considered a significant acquisition, and as such proforma financial information has not been provided.

4. Goodwill and Intangible Assets

           The changes in the carrying amount of goodwill and accumulated impairment losses are as follows (in thousands):

	Professional	Staffing
	Services	Services	Total
Balance at December 27, 2009
Goodwill	$329,185	$533,213	$862,398
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	335	475	810

Goodwill acquired during the year	30,263	-	30,263

Balance at June 27, 2010
Goodwill	359,448	533,213	892,661
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	$30,598	$475	$31,073

       Goodwill additions during the six months ended June 27, 2010 of $30.3 million were related to the acquisition of Tatum.   See Note 3 – Acquisitions for further discussion.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Goodwill and Intangible Assets (Continued)

           A summary of tradenames and other intangible assets are as follows (in thousands):

	Six Months Ended
	June 27,	December 27,
	2010	2009
Indefinite lived intangible assets - Tradenames	$41,000	$35,900
Finite lived intangible assets:
Customer relationship intangibles and other	43,218	37,231
Accumulated amortization	(19,208)	(15,704)
	24,010	21,527
	$65,010	$57,427

             During the first quarter of 2010, there were additions of indefinite lived intangible assets of $5.1 million and finite lived intangible assets of $6.5 million, primarily customer relationships, related to the recent acquisition of Tatum. These amounts were allocated to the Professional Services segment.

           SFN's tradenames have been identified as having an indefinite useful life and are therefore not amortized.  Amortization expense associated with finite lived intangible assets for the three months ended June 27, 2010 and June 28, 2009 was $2.1 million and $1.6 million, respectively.  Amortization expense for the six months ended June 27, 2010 and June 28, 2009 was $4.0 million and $3.3 million, respectively.  The finite lived intangible assets primarily relate to customer relationships, among other things, and are being amortized on an accelerated method over the estimated remaining useful life of the intangible assets ranging from 1 to 22 years.

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

           In estimating the fair value of derivative positions, SFN utilizes quoted market prices, if available, or quotes obtained from outside sources.  As of June 27, 2010, SFN had one outstanding forward contract to sell CAD$6.2 million in July 2010.  This derivative had a fair value or cost to unwind that is not material to SFN’s consolidated results of operations.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Legal Proceedings and Contingencies

In connection with the disposition of certain subsidiaries, SFN, from time to time, provides routine indemnifications for certain liabilities that arose prior to a disposition date.  Liabilities related to these indemnifications have been appropriately accounted for in the Condensed Consolidated Balance Sheets.

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

On March 30, 2010, the U.S. District Court for the Southern District of New York granted the Company’s motion for summary judgment in the action filed against the Company by Glidepath Holding B.V. and Jeimon Holdings N.V., and dismissed plaintiffs’ claims against the Company. The court also granted the plaintiffs’ motion for summary judgment on counterclaims asserted by the Company against the plaintiffs, and dismissed the Company’s counterclaims against the plaintiffs.  The plaintiffs appealed the judgment granting the Company’s motion for summary judgment, and the Company has cross-appealed the judgment granting the plaintiffs’ motion for summary judgment.

As of June 27, 2010, SFN had $36.9 million in outstanding irrevocable letters of credit.  These instruments primarily collaterize SFN’s obligations under workers’ compensation insurance programs.  The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year.  As of June 27, 2010, none of these irrevocable letters of credit had been drawn upon.

7. Comprehensive Income (Loss)

           The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net earnings (loss)	$2,720	$287	$(456)	$(6,449)

Other comprehensive (loss) income:
Foreign currency translation and other
adjustments arising during the period	(40)	79	(2)	49

Total comprehensive income (loss)	$2,680	$366	$(458)	$(6,400)

8. Stockholders’ Equity

            On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. During 2010, the Company did not purchase any shares under this authorization.

           During the three and six months ended June 28, 2009, SFN purchased 0.4 million shares for approximately $1.7 million and 1.4 million shares for approximately $3.4 million, respectively.  During the three and six months ended June 28, 2009, the average price per share repurchased was $4.15 and $2.36, respectively.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9. Discontinued Operations

                In the Professional Services segment, net loss from discontinued operations for the three and six months ended June 27, 2010 included $0.3 million of pre-tax loss.  Net loss from discontinued operations for the three and six months ended June 28, 2009, respectively, included $0.2 million and $0.7 million of pre-tax loss from operations.  In both years, expenses incurred were associated with the defense of certain legal matters associated with the businesses sold in 2004.

10. Segment Information

           SFN has two operating segments: Professional Services and Staffing Services.  SFN evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit.  Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and restructuring and other charges.  All intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Operations.  As a result of internal organizational and business strategy changes, SFN realigned its operating segments during the first quarter of 2010.  The historical segment information has been adjusted to conform to SFN's segment presentation in 2010, moving the managed service provider ("MSP") and professional contingent workforce services businesses operated under the SourceRight brand into Professional Services from Staffing Services.  All of SourceRight is also now reported in Outsourcing and other in our service line reporting and in the Other skilled category.  In addition, several large clerical customers previously reported as part of Professional Services are now managed and reported as part of Staffing Services.

           Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Revenues:
Professional Services	$250,087	$182,881	$469,662	$376,461
Staffing Services	263,876	226,246	507,428	458,588
Segment revenues	$513,963	$409,127	$977,090	$835,049
Gross profit:
Professional Services	$63,949	$47,815	$113,896	$96,520
Staffing Services	41,443	35,335	75,756	69,731
Segment gross profit	$105,392	$83,150	$189,652	$166,251
Segment SG&A expenses:
Professional Services	$(55,318)	$(40,219)	$(101,458)	$(86,389)
Staffing Services	(36,774)	(35,630)	(72,177)	(73,941)
Segment SG&A	$(92,092)	$(75,849)	$(173,635)	$(160,330)
Segment operating profit:
Professional Services	$8,631	$7,596	$12,438	$10,131
Staffing Services	4,669	(295)	3,579	(4,210)
Segment operating profit	13,300	7,301	16,017	5,921

Unallocated corporate costs	(3,518)	(2,983)	(6,668)	(6,133)
Amortization expense	(2,116)	(1,625)	(4,023)	(3,255)
Interest expense	(1,688)	(727)	(3,149)	(1,485)
Interest income	27	37	58	90
Restructuring and other charges	(974)	(374)	(3,302)	(4,173)
Earnings (loss) from continuing operations
before income taxes	$5,031	$1,629	$(1,067)	$(9,035)

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

11. Stockholder Rights Plan

           On September 9, 2009, the Company entered into an amendment (the “Seventh Amendment”) to its Rights Agreement (the “Rights Agreement”) with the Bank of New York Mellon, as Rights Agent. The Seventh Amendment is intended to help preserve the value of the net operating loss benefits and other deferred tax assets of the Company. The value of tax assets that the Company seeks to protect is approximately $147.7 million, as reflected on the Company’s balance sheet as of June 27, 2010. The Company’s ability to use its net operating losses (“NOLs”) and other tax benefits would be substantially limited by Section 382 of the Internal Revenue Code of 1986, if an “ownership change” occurred – generally, a greater than 50 percentage point change in ownership of common stock by shareholders owning (or deemed to own) five percent or more of a corporation’s stock over a defined period of time. The Rights Agreement was amended to reduce the likelihood of an unintended “ownership change” occurring as a result of ordinary buying and selling of the Company’s common stock. The Company regularly monitors ownership changes (as calculated for purposes of Section 382) and, as of June 27, 2010, we were below the 50 percent ownership change level that would limit our ability to utilize our NOLs.

           On May 10, 2010, the Company entered into a further amendment to the Rights Agreement (the “Eighth Amendment”), which reduced the maximum term of the Seventh Amendment from April 1, 2014 to September 9, 2012.  The Seventh Amendment may also expire at an earlier date upon the occurrence of certain events as set forth therein.  The Company’s stockholders approved the Seventh Amendment, as amended by the Eighth Amendment, at the Company’s 2010 annual meeting.  If the Seventh Amendment expires, the Rights Agreement will continue (without the provisions of the Seventh or Eighth Amendments) until the expiration of the Rights or their earlier redemption or exchange pursuant to the terms of the Rights Agreement.

            The Rights Agreement will be submitted to a vote of stockholders at the next annual meeting following the review of the Rights Agreement by the Three-year Independent Director Evaluation Committee of the Board in 2012, if at such time the Board of Directors determines it is appropriate to continue any provision of the Rights Agreement. If such stockholder approval is not obtained, then the Board of Directors will immediately terminate the Rights Agreement.

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

•         Forward-Looking Statements — Safe Harbor

Executive Summary

As economic conditions continue to improve, our objectives in 2010 are as follows:

•         First, increase sales activity among targeted customer groups:

•         Our business with small and mid-sized customers was significantly impacted by the economic downturn.  In the second quarter of 2010, excluding the impact of the Tatum LLC acquisition, revenues from our small to mid-sized accounts (customers that do business with SFN of $5 million or less, annually) represented 41.5% of total revenues compared with 43.6% of revenues in the second quarter of 2009.  In the first half of 2010, we have seen signs of increasing hiring activity with our small and mid-sized customers as the economy continues to improve and we have aligned sales resources and implemented sales activity and metrics monitoring processes to maximize sales with this customer group.  As a result, in the second quarter of 2010, within the Staffing Services segment, small and mid-sized customers grew faster than our large customers for the first time in several quarters.

•         We have an industry leading position in Recruitment Process Outsourcing (“RPO”) and have made investments in sales and operations resources to exploit growth opportunities in this market. During the second quarter of 2010, RPO grew 79.8% compared with the same period last year.  In late 2009, we formally launched the SourceRight Solutions brand representing our recruitment outsourcing offering, which beginning in 2010, also includes our MSP and professional contingent workforce services.

•         In the first quarter of 2010, SFN acquired Tatum, LLC a leading executive services firm focused on the office of the CFO. This investment significantly enhances our ability to provide high level finance and accounting talent to a wide range of customers.

•         Second, improve profitability through operating effectiveness:

•         We continue to maintain pricing discipline through active customer relationship management and opportunity selection. As a result of this discipline, we successfully managed pricing adjustments with many of our customers to mitigate a portion of the impact of higher state unemployment taxes in 2010.

•         In addition, we continue to carefully manage operating metrics and leverage our central recruiting capabilities to increase productivity in our field operations and improve operating margins.

•         Third, maintain financial discipline:

•         During 2009, we made significant reductions in operating expenses consistent with decreases in business volumes. Improvements in operating leverage requires us to balance growth in operating expenses with growth in business volumes and gross profits. Selling, general and administrative expenses in the second quarter of 2010 increased by $16.8 million year over year, but decreased as a percentage of gross profit to 90.7% compared with 94.8% of gross profit in the same period of last year.

•         Days sales outstanding (“DSO”) remained flat at 50 days in June 2010 compared with March 2010.  We have continued to maintain the quality of our accounts receivable portfolio and are committed to our goal of maintaining DSO at or below 50 days.

•      In early April 2010, we completed the integration of the Tatum acquisition and have realized our planned cost synergies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Operating Results

Consolidated Operating Results

Three Months Ended June 27, 2010 Compared with June 28, 2009

•         Revenues in the second quarter of 2010 were $514.0 million, an increase from $409.1 million in the prior year period.

•         As economic conditions in North America continue to improve, our customers continued to increase hiring of temporary employees during the second quarter of 2010.  Temporary employment in the U.S. increased by 16.5% year over year in the second quarter of 2010 as estimated by the U.S. Bureau of Labor Statistics.  The Company’s temporary staffing revenues increased 20.1% from the prior year, including the impact of the Tatum acquisition which increased temporary staffing revenues by 5.6% from the same period of the prior year. Additionally, outsourcing and other revenues increased 102.1% to $53.6 million from $26.5 million in the same prior year period due to our payrolling and RPO business. Permanent placement revenues increased 33.0% from $6.0 million to $8.0 million in the same prior year period.

•         Professional Services revenues increased 36.7% compared with the prior year, including 11.8% contributed from the acquisition of Tatum, and Staffing Services revenues increased 16.6% compared with the prior year. Revenue increases, excluding Tatum, in Professional and Staffing Services were primarily due to increasing business volumes within existing customers as the current economic conditions continue to improve.

•         Gross profit in the second quarter of 2010 was $105.4 million.  Gross profit margin increased to 20.5% in the second quarter of 2010 compared with 20.3% for the same prior year period. Gross profit margins increased due to:

•         A shift in mix within our services (40 basis points) due to higher permanent placement volumes and growth in outsourcing and other service revenues; partially offset by

•         Declines in temporary staffing margins primarily in Professional Services (20 basis points) due to lower pay/bill spreads compared with a year ago and higher payroll taxes.

•         SG&A expenses increased 21.3% to $95.6 million in the second quarter of 2010 from $78.8 million in the same prior year period in 2009 due to the Tatum acquisition as well as increasing variable compensation and investments in sales and recruiting personnel.  As a percentage of gross profit, SG&A expenses decreased to 90.7% from 94.8% for the same prior year period.  As business volumes continue to improve into the third quarter of 2010, we expect to manage the growth in expenses relative to growth in gross profit.

•         Restructuring and other charges were $1.0 million and $0.4 million in the second quarters of 2010 and 2009, respectively.  The charges in 2010 were related to acquisition integration and transaction costs from the Tatum acquisition.

•         Net interest expense was $1.7 million in the second quarter of 2010 compared with net interest expense of $0.7 million in the prior year.  The increase in interest expense is primarily due to the increase in outstanding debt balances due to the funding of the Tatum purchase price and higher interest rate spreads paid under our revolving credit facility.

•         Our effective tax rate from continuing operations for the second quarter of 2010 was 42.8%, decreasing from the prior year rate of 75.3%. The decrease in the tax rate reflects the reduced impact of non-deductible permanent differences and non-income based state taxes on greater earnings before income taxes than in the second quarter of 2009.

•         Earnings from continuing operations were $0.05 per diluted share for 2010 compared with earnings of $0.01 per share in the same prior year period.  Adjusted earnings per share from continuing operations in the second quarter of 2010 was $0.06 compared with adjusted earnings per share of $0.01 in the same prior year period.  The improvement in adjusted earnings per share reflects the increase in demand for our services as the economy continues to improve and careful management of our operating expenses as described above. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Six Months Ended June 27, 2010 Compared with June 28, 2009

•         Revenues in 2010 were $977.1 million, an increase from $835.0 million in the prior year period.

•      As economic conditions in North America continue to improve, our customers started to increase hiring of temporary employees during the second half of 2009.  Temporary employment in the U.S. increased by 9.7% year over year in 2010 as estimated by the U.S. Bureau of Labor Statistics.  The Company’s combined temporary staffing revenues increased 12.9% from the prior year, including the impact of the Tatum acquisition which increased temporary staffing revenues by 4.6% from the same period of the prior year.  Additionally, outsourcing and other revenues increased 77.1% from $54.2 million to $96.0 million in the same prior year period due to our payrolling and RPO business. Permanent placement revenues increased 10.9% from $12.9 million to $14.3 million in the same prior year period.

•      Professional Services revenues increased 24.8% compared with the prior year, including 9.7% contributed from the acquisition of Tatum, and Staffing Services revenues increased 10.7% compared with the prior year. Revenue increases, excluding Tatum, in Professional and Staffing Services were primarily due to increasing business volumes within existing customers as the current economic conditions continue to improve.

•         Gross profit in the first six months of  2010 was $189.7 million.  Gross profit margin decreased to 19.4% in 2010 compared with 19.9% for the same prior year period. Gross profit margins decreased due to:

•      Increased margins from a shift in mix within our services (20 basis points) due to growth in outsourcing and other; offset by

•      Declines in temporary staffing margins in Staffing Services (20 basis points) and in Professional Services (20 basis points) primarily due to lower pay/bill spreads compared with a year ago and higher payroll taxes and;

•      Lower outsourcing and other margins (30 basis points) due to growth in lower margin professional contingent workforce services.

•         SG&A expenses increased 8.3% to $180.3 million in 2010 from $166.5 million in the same prior year period in 2009 due to increased business volumes and investment.  As a percentage of gross profit, SG&A expenses decreased to 95.1% from 100.1% for the same prior year period.  As business volumes continue to improve into the second half of 2010, we expect to manage the growth in expenses relative to growth in gross profit.

•         Restructuring and other charges were $3.3 million and $4.2 million in 2010 and 2009, respectively.  The charges in 2010 were related to acquisition integration and transaction costs from the Tatum acquisition.

•         Net interest expense was $3.1 million in 2010 compared with net interest expense of $1.4 million in the prior year.  The increase in interest expense is primarily due to the increase in outstanding debt balances from $6.6 million at June 28, 2009 to $45.2 million at June 27, 2010 primarily due to the funding of the Tatum purchase price and higher interest rate spreads paid under our revolving credit facility.

•         Our effective tax benefit rate from continuing operations for 2010 was 72.3%, increasing from the prior year benefit rate of 33.0%. The increase in the tax benefit rate reflects the impact of employment tax credits, partially offset by non-deductible capital losses, on near break even earnings as of the end of the second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

•         Loss from continuing operations was $(0.01) per diluted share for the six months ended June 27, 2010 compared with $(0.12) per share in the same prior year period.  Adjusted earnings per share from continuing operations for the six months ended June 27, 2010 was $0.03 compared with adjusted loss per share of $(0.07) in the same prior year period.  The improvement in adjusted loss per share reflects the increase in demand for our services as the economy continues to improve and careful management of our operating expenses as described above. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Operating Segments

           SFN has two operating segments: Professional Services and Staffing Services.  SFN evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit.  Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and restructuring and other charges.  All intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment infomation below and are presented as discontinued operations in the Condensed Consolidated Statements of Operations.  As a result of internal organizational and business strategy changes, SFN realigned its operating segments during the first quarter of 2010.  The historical segment information has been adjusted to conform to SFN's segment presentation in 2010, moving the managed service provider ("MSP") and professional contingent workforce services businesses operated under SourceRight brand into Professional Services from Staffing Services.  All of SourceRight is also now reported in Outsourcing and other in our service line reporting and in the Other skill category.  In addition, several large clerical customers previously reported as part of Professional Services are now managed and reported as part of Staffing Services.

Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues:
Professional Services	$250,087	48.7%	$182,881	44.7%	$469,662	48.1%	$376,461	45.1%
Staffing Services	263,876	51.3%	226,246	55.3%	507,428	51.9%	458,588	54.9%
Total	$513,963	100.0%	$409,127	100.0%	$977,090	100.0%	$835,049	100.0%

		% of		% of		% of		% of
		Revenues		Revenues		Revenues		Revenues
Gross profit:
Professional Services	$63,949	25.6%	$47,815	26.1%	$113,896	24.3%	$96,520	25.6%
Staffing Services	41,443	15.7%	35,335	15.6%	75,756	14.9%	69,731	15.2%
Total	$105,392	20.5%	$83,150	20.3%	$189,652	19.4%	$166,251	19.9%
Segment SG&A:
Professional Services	$(55,318)		$(40,219)		$(101,458)		$(86,389)
Staffing Services	(36,774)		(35,630)		(72,177)		(73,941)
Total	$(92,092)		$(75,849)		$(173,635)		$(160,330)
Segment operating profit (loss):
Professional Services	$8,631		$7,596		$12,438		$10,131
Staffing Services	4,669		(295)		3,579		(4,210)
Total	$13,300		$7,301		$16,017		$5,921

Unallocated corporate costs	(3,518)		(2,983)		(6,668)		(6,133)
Amortization expense	(2,116)		(1,625)		(4,023)		(3,255)
Interest expense	(1,688)		(727)		(3,149)		(1,485)
Interest income	27		37		58		90
Restructuring and other charges	(974)		(374)		(3,302)		(4,173)
(Loss) earnings from continuing
operations before income taxes	$5,031		$1,629		$(1,067)		$(9,035)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Segment Operating Results

        Professional Services

          Information on the Professional Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Information Technology	$126,972	50.8%	$112,254	61.4%	$244,966	52.2%	$229,378	60.9%
Finance & Accounting	43,076	17.2%	22,646	12.4%	78,112	16.6%	44,847	11.9%
Administration	14,985	6.0%	12,456	6.8%	28,946	6.2%	29,323	7.8%
Other	65,054	26.0%	35,525	19.4%	117,638	25.0%	72,913	19.4%
Segment revenues	$250,087	100.0%	$182,881	100.0%	$469,662	100.0%	$376,461	100.0%
Revenues by Service:
Temporary Staffing	$190,464	76.2%	$151,654	82.9%	$363,204	77.3%	$312,454	83.0%
Outsourcing & Other	53,584	21.4%	26,518	14.5%	95,979	20.5%	54,187	14.4%
Permanent Placement	6,039	2.4%	4,709	2.6%	10,479	2.2%	9,820	2.6%
Segment revenues	$250,087	100.0%	$182,881	100.0%	$469,662	100.0%	$376,461	100.0%
Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	23.9%		24.3%		23.1%		23.7%
Outsourcing & Other	23.2%		23.5%		20.2%		23.1%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	25.6%		26.1%		24.3%		25.6%

Three Months Ended June 27, 2010 Compared with June 28, 2009

Revenues — Professional Services revenues were $250.1 million or 48.7% of total revenues in the second quarter of 2010 compared with $182.9 million in the prior year.  Revenues in the second quarter increased 36.7% compared with the prior year, including 11.8% contributed from the acquisition of Tatum and increasing demand from customers across all service lines as the economy continues to improve.

•    By skill — Information technology (“IT”) revenues increased to $127.0 million or 13.1% in the second quarter of 2010 compared with $112.3 million in the prior year. Increases in demand from several large customers, particularly within the technology and financial services sectors were partially offset by lower revenues among several other customers following the completion of technology deployment projects.  Revenues increased 90.2% in the second quarter of 2010 compared with the prior year within finance and accounting due to the impact of the Tatum acquisition, which contributed 79.9% of the year over year finance and accounting growth.   Revenues from administrative skills increased 20.3% due to increased business volumes.  Other skills increased 83.1% primarily due to growth in our professional contingent workforce services and RPO business. Demand across all skill categories increased in the second quarter of 2010 as the U.S. economy continued to improve and overall temporary staffing employment levels have increased.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

•    By service — Temporary staffing increased 25.6% in the second quarter compared with the prior year period due to the Tatum acquisition and the improving economy which has resulted in higher demand across our customer base.  The increase in our outsourcing and other revenues is primarily driven by growth in RPO and higher revenues from our professional contingent workforce services business.  Permanent placement revenues increased 28.2% in the second quarter compared with the same prior year period, primarily as a result of customers starting to increase permanent hiring.

Gross Profit — Professional Services gross profit increased 33.7% to $63.9 million in the second quarter of 2010 from $47.8 million in the prior year.  The overall gross profit margin was 25.6% in 2010 compared with 26.1% in the prior year.  This 50 basis point decrease in gross profit margin was primarily due to lower temporary staffing margins primarily from lower pay bill spreads and higher payroll taxes (30 basis points), lower outsourcing and other margins due to growth in the professional payrolling business (5 basis points) and changes in the mix of business (15 basis points).

Segment Operating Profit — Professional Services segment operating profit was $8.6 million in the second quarter of 2010 compared with $7.6 million in the prior year.  As a percentage of gross profit, operating expenses increased to 86.5% from 84.1%.  The increase in operating expenses as a percentage of gross profit was primarily due to the addition of Tatum, which had a negative contribution to segment operating profit.

Six Months Ended June 27, 2010 Compared with June 28, 2009

Revenues — Professional Services revenues were $469.7 million or 48.1% of total revenues in 2010 compared with $376.5 million in the prior year.  Revenues in 2010 increased 24.8% compared with the prior year, including 9.7% contributed from the acquisition of Tatum and increasing demand from customers across all service lines as the economy continues to improve.

•    By skill — Information technology revenues increased 6.8% to $245.0 million compared with the same prior year period. Increases in demand from several large customers, particularly within the technology and financial services sectors were partially offset by lower revenues among several other customers following the completion of technology deployment projects.  Revenues increased 74.2% in 2010 compared with the prior year within finance and accounting due to the impact of the Tatum acquisition which contributed 69.4% of the year over year finance and accounting growth. Revenues from administrative skills were flat compared to the same prior year period.  Other skills increased 61.3% and primarily reflected the growth in our professional contingent workforce services and RPO business. Demand across all skill categories, increased in 2010 as the U.S. economy continued to improve and overall temporary staffing employment levels have increased.

•    By service — Temporary staffing increased 16.2% in 2010 compared with the prior year period due to the Tatum acquisition and the improving economy which has resulted in higher demand across our customer base.  The increase in our outsourcing and other revenues is primarily driven by growth in RPO and higher revenues from our professional contingent workforce services business.  Permanent placement revenues increased by 6.7% in 2010 compared with last year as a result of customers beginning permanent hiring.

Gross Profit — Professional Services gross profit increased 18.0% to $113.9 million in 2010 from $96.5 million in the prior year.  The overall gross profit margin was 24.3% in 2010  compared with 25.6% in the prior year.  This 130 basis point decrease in gross profit margin was due to lower temporary staffing margins primarily from lower pay/bill spreads and higher payroll taxes (50 basis points), lower outsourcing and other margins due to growth in the professional payrolling business (50 basis points) and changes in the mix within our services (30 basis points).

Segment Operating Profit — Professional Services segment operating profit was $12.4 million in 2010 compared with $10.1 million in the prior year.  As a percentage of gross profit, operating expenses decreased to 89.1% from 89.5%.  The decrease in operating expenses as a percentage of gross profit was primarily due to continued effective management of our cost structure partially offset by negative results from Tatum in the second quarter.

Outlook — We continue to focus on the execution of our strategy to expand our higher margin Professional Services business through sales to our targeted small and mid-sized accounts and strategic investments in the growth of SourceRight Solutions and the acquisition of Tatum.  In 2010, we will also continue to improve our productivity, as well as the financial discipline gained in 2009.  As the economy improves, we will continue to carefully monitor gross profit trends and expenses, while keeping SFN positioned to respond to growth opportunities in the professional services market in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Staffing Service

          Information on the Staffing Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Clerical	$141,808	53.7%	$139,590	61.7%	$280,701	55.3%	$288,956	63.0%
Light Industrial	122,068	46.3%	86,656	38.3%	226,727	44.7%	169,632	37.0%
Segment revenues	$263,876	100.0%	$226,246	100.0%	$507,428	100.0%	$458,588	100.0%

Revenues by Service:
Temporary Staffing	$261,904	99.3%	$224,932	99.4%	$503,598	99.2%	$455,504	99.3%
Permanent Placement	1,972	0.7%	1,314	0.6%	3,830	0.8%	3,084	0.7%
Segment revenues	$263,876	100.0%	$226,246	100.0%	$507,428	100.0%	$458,588	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	15.1%		15.1%		14.3%		14.6%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	15.7%		15.6%		14.9%		15.2%

Three Months Ended June 27, 2010 Compared with June 28, 2009

Revenues — Staffing Services revenues increased to $263.9 million in the second quarter of 2010 from $226.2 million in the prior year.  The increase was primarily due to increasing business volumes among existing customers in the U.S. and Canada as the economy continued to improve.

•    By skill — Clerical revenues increased 1.6% in the second quarter of 2010 compared with the prior year due to several clients gradually increasing their staffing needs. Light industrial revenues increased 40.9% from prior year levels due to higher volumes among several of our customers, primarily in the retail, manufacturing and technology industries.  Consistent with trends in past economic cycles, light industrial staffing tends to recover before other skills, including clerical.

•    By service — Temporary staffing revenues increased 16.4% compared with last year due to the improving U.S. economy and as customers increased demand for light industrial temporary labor.  Permanent placement revenues increased to $2.0 million in the second quarter of 2010 from $1.3 million in the prior year. This revenue increase reflects slightly improving trends in the U.S. and Canada.

Gross Profit — Gross profit was $41.4 million or 15.7% of revenues in the second quarter of 2010 compared with $35.3 million or 15.6% in the same prior year period.  The increase of 10 basis points in the overall gross profit margin was primarily due to a shift in mix from the increase in permanent placement revenues.  Temporary staffing margins were consistent year over year.

           Segment Operating Profit (Loss) — Staffing Services segment operating profit was $4.7 million in the second quarter of 2010 compared with a loss of $0.3 million in the prior year.  Operating expenses increased to $36.8 million, but decreased as a percentage of gross profit to 88.7% compared with 100.8% in the prior year.  The lower operating expenses as a percentage of gross profit were due our continued focus on effectively managing our cost structure, even as economic conditions continued to improve.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

     Six Months Ended June 27, 2010 Compared with June 28, 2009

Revenues — Staffing Services revenues increased to $507.4 million in 2010 from $458.6 million in the prior year.  The increase was primarily due to increasing business volumes among existing customers in the U.S. and Canada as the economy continued to improve.

•    By skill —Light industrial revenues increased 33.7% from prior year levels due to higher volumes among several of our customers, primarily in the distribution, retail, and manufacturing industries.  Clerical revenues decreased 2.9% in 2010 compared with the prior year.  Consistent with trends in past economic cycles, light industrial staffing tends to recover before other skills, including clerical.

•    By service — Temporary staffing increased 10.6% compared with last year due to the improving U.S. economy and as customers increase demand for light industrial temporary labor.  Permanent placement revenues increased to $3.8 million in the second quarter of 2010 from $3.1 million in the prior year. This revenue increase reflects slightly improving trends in the U.S. and Canada.

Gross Profit — Gross profit was $75.8 million or 14.9% of revenues in 2010 compared with $69.7 million or 15.2% in the same prior year period.  The decrease of 30 basis points in the overall gross profit margin was primarily due to higher payroll taxes.

           Segment Operating Profit (Loss) — Staffing Services segment operating profit was $3.6 million in 2010 compared with a loss of $4.2 million in the prior year.  Operating expenses decreased by $1.8 million or 2.4% year over year, and decreased as a percentage of gross profit to 95.3% compared with 106.0% in the prior year.  The lower operating expenses as a percentage of gross profit were due our continued focus on effectively managing our cost structure, even as economic conditions continued to improve.

Outlook — We continue to focus on executing our strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts to obtain higher gross profit margins.  Sales activity and improving operating leverage will remain our major areas of focus for the remainder of 2010.  Due to the sensitivity of our Staffing Services business to current economic trends, we will continue to carefully monitor gross profit trends and reduce expenses to maintain appropriate cash flow, if necessary.

Unallocated Corporate Costs

Unallocated corporate costs were $3.5 million and $3.0 million in the second quarters of 2010 and 2009, respectively, increasing as a result of legal costs and non-cash stock compensation. Unallocated costs as a percentage of revenues were 0.7% in both the second quarters of 2010 and 2009.  Unallocated costs were $6.7 million and $6.1 million for the six-month periods ended June 27, 2010 and June 28, 2009, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Liquidity and Capital Resources

           Cash Flows

           As of June 27, 2010, total cash and cash equivalents were $5.8 million (a decrease of $2.2 million from December 27, 2009).  Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Six Months Ended
	June 27, 2010	June 28, 2009
Cash Provided By (Used In):
Operating activities	$3,624	$38,396
Investing activities	(32,112)	(3,389)
Financing activities	26,293	(36,901)
Effect of exchange rates	(5)	149
Net decrease in cash and cash equivalents	$(2,200)	$(1,745)

Operating cash flows

                Cash provided by operating activities for the six months ended June 27, 2010 was $3.6 million.  Cash flow from operating activities before changes in working capital was $19.2 million, which increased from $9.8 million in the first six months of 2009 due to improving operating results as the U.S. economy recovers.  Operating cash flow was reduced by $15.6 million due to higher working capital primarily related to an increase in accounts receivable compared with year-end levels as a result of growth in revenues and higher DSO.  Additionally, cash provided by operating activities in 2010 was reduced by $3.8 million of cash used for severance and leases related to restructuring and other charges.

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

           Investing cash flows

           Cash used for investing activities of $32.1 million for the six months ended June 27, 2010 primarily relates to $29.1 million paid, net of cash acquired, for the Tatum acquisition in the first quarter of 2010, $1.5 million of additional consideration paid in connection with a 2007 acquisition and capital expenditures of  $1.7 million.

Cash used for investing activities of $3.4 million for the six months ended June 28, 2009 was primarily due to the payment of $1.8 million related to a 2007 acquisition and capital expenditures of $1.5 million which were primarily related to the implementation of an upgraded telecommunications system.

Financing cash flows

Cash provided by financing activities for the six months ended, June 27, 2010 of $26.3 million was primarily related to borrowings from our line of credit of $28.6 million to fund the Tatum acquisition, offset by repayments of debt of $2.6 million and proceeds of $0.2 million from the exercise of employee stock options.

Cash used in financing activities for the six months ended June 28, 2009 of $36.9 million was primarily related to the repayments on our lines of credit of $31.0 million, other debt of $2.8 million and $3.1 million for the purchase of treasury shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and the existing revolving line of credit, taken together, provide adequate resources to fund ongoing operating requirements.  However, our operating cash flow could be impacted by factors outside of our control.

We have a revolving line of credit in the amount of $250 million (the “Revolver”) which is secured by substantially all of SFN’s accounts receivable and provides for U.S. and Canadian dollar borrowings. The Revolver matures on July 24, 2013.

            As of June 27, 2010, there was $39.4 million outstanding under this facility, and as of June 28, 2009, there was $3.1 million outstanding.  As of June 27, 2010, total availability was $104.8  million (calculated as eligible receivables of $215.0  million, less: borrowings outstanding of $39.5 million, letters of credit of $36.9 million and a one week payroll reserve of $33.8 million).  The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was between 4.35% (30-day LIBOR + 4% margin) and 6.3% (prime rate plus a 3.0% margin) as of June 27, 2010.  Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.50% to 0.75% per annum that is determined by the unused portion of the revolving line of credit.  For letters of credit, we pay an annual rate based on availability under the line (currently 4.0%) plus a fixed fronting fee of 0.125%.

The Revolver contains certain affirmative and negative covenants, the most significant of which is a minimum fixed charge coverage requirement under certain conditions.  If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x.  At June 27, 2010, we were in compliance with all covenants of the Revolver.  Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations, or sales, and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

In connection with the purchase of Tatum, SFN assumed interest bearing obligations to certain former members of Tatum of $3.6 million.  The obligations are payable through January 2014 and included interest at an average rate of 3.3%.  As of June 27, 2010, the remaining liability balance is approximately $2.6 million.

Off-Balance Sheet Arrangements

           As of June 27, 2010, we had $36.9 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance.  As of June 27, 2010, none of these irrevocable letters of credit had been drawn upon.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Non-GAAP Financial Measures

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION
	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009

Adjusted earnings (loss) from continuing operations	$3,473	$631	$1,715	$(3,509)
Restructuring and other charges, net of tax benefit	(593)	(228)	(2,011)	(2,541)
Earnings (loss) from continuing operations	2,880	403	(296)	(6,050)
Loss from discontinued operations, net of tax	(160)	(116)	(160)	(399)
Net earnings (loss)	$2,720	$287	$(456)	$(6,449)

Per share-Diluted amounts :
Adjusted earnings (loss) from continuing operations	$0.06	$0.01	$0.03	$(0.07)
Restructuring and other charges, net of tax benefit	(0.01)	-	(0.04)	(0.05)
Earnings (loss) from continuing operations	0.05	0.01	(0.01)	(0.12)
Loss from discontinued operations, net of tax	-	-	-	(0.01)
Net earnings (loss)	$0.05	$0.01	$(0.01)	$(0.12)

Weighted-average shares used in computation of earnings
(loss) per share	54,833	53,528	52,182	52,162

           This Quarterly Report on Form 10-Q includes information extracted from consolidated financial information but not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements.  Certain of this information is considered "non-GAAP financial measures" as defined by SEC rules.  Specifically, adjusted earnings (loss) from continuing operations is a non-GAAP financial measure.  Adjusted earnings (loss) from continuing operations excludes certain non-operating related charges.  Items excluded from the calculation of adjusted earnings (loss) from continuing operations includes restructuring and other charges related to acquisition transaction and integration expenses and other cost reduction initiatives.  Adjusted earnings (loss) from the continuing operations are key measures used by management to evaluate its operations.  Non-GAAP financial measures should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Condensed Consolidated Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations.  Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

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

There has been no change in our internal control over financial reporting during the quarter ended June 27, 2010, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 30, 2010, the U.S. District Court for the Southern District of New York granted the Company's motion for summary judgment in the action filed against the Company by Glidepath Holding B.V. and Jeimon Holdings N.V., and dismissed plaintiffs' claims against the Company.  The court also granted the plaintiffs' motion for summary judgment on counterclaims asserted by the Company against the plaintiffs, and dismissed the Company's counterclaims against the plaintiffs.  The plaintiffs appealed the judgment granting the Company's motion for summary judgment, and the Company has cross-appealed the judgment granting the plaintiffs' motion for summary judgment.

ITEM 1A.  RISK FACTORS

           There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           SFN’s U.S. revolving line of credit provides for certain covenants which restrict the Company’s ability to pay cash dividends in the event of default or if availability falls below $50 million.

There were no sales of unregistered equity securities during the second quarter of 2010 that were not previously reported in a Current Report on Form 8-K.  On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.  There were no purchases of stock under this authorization in the second quarter of 2010.

ITEM 4.  REMOVED AND RESERVED

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name

4.1

Eighth Amendment to the Rights Agreement, dated May 10, 2010, between SFN Group, Inc. and the Bank of New York Mellon, filed as exhibit 4.1 to SFN’s Form 8-K filed on May 10, 2010 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to Rule 13a-14(b) and Rule 15d – 14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SFN GROUP, INC.
(Registrant)

Date: August 4, 2010	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)