Form 10-Q
period 2010-09-26
SFN Group Inc.
filed 2010-11-03
CIK 914536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on October 22, 2010 was 52,900,859.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 26,	September 27,
	2010	2009
Revenues	$527,123	$420,197
Cost of services	414,465	338,558
Gross profit	112,658	81,639
Selling, general and administrative expenses	98,383	77,460
Amortization expense	2,105	1,624
Interest expense	1,574	1,228
Interest income	(34)	(41)
Restructuring and other charges	-	896
	102,028	81,167

Earnings from continuing operations before income taxes	10,630	472
Income tax expense	(4,666)	(525)

Earnings (loss) from continuing operations	5,964	(53)
Earnings from discontinued operations, net of tax	-	-

Net earnings (loss)	$5,964	$(53)

Earnings (loss) per share, Basic and Diluted:
Earnings from continuing operations	$0.11	$-
Earnings from discontinued operations	-	-
	$0.11	$-

Weighted average shares used in computation of earnings (loss) per share:
Basic	52,702	51,743
Diluted	54,746	51,743

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Nine Months Ended
	September 26,	September 27,
	2010	2009
Revenues	$1,504,213	$1,255,246
Cost of services	1,201,903	1,007,356
Gross profit	302,310	247,890
Selling, general and administrative expenses	278,686	243,923
Amortization expense	6,128	4,879
Interest expense	4,723	2,713
Interest income	(92)	(131)
Restructuring and other charges	3,302	5,069
	292,747	256,453

Earnings (loss) from continuing operations before income taxes	9,563	(8,563)
Income tax (expense) benefit	(3,895)	2,460

Earnings (loss) from continuing operations	5,668	(6,103)
Loss from discontinued operations, net of tax	(160)	(399)

Net earnings (loss)	$5,508	$(6,502)

Earnings (loss) per share, Basic:(1)
Earnings (loss) from continuing operations	$0.11	$(0.12)
Loss from discontinued operations	-	(0.01)
	$0.11	$(0.12)

Earnings (loss) per share, Diluted:(1)
Earnings (loss) from continuing operations	$0.10	$(0.12)
Loss from discontinued operations	-	(0.01)
	$0.10	$(0.12)

Weighted average shares used in computation of earnings (loss) per share:
Basic	52,363	52,022
Diluted	54,467	52,022

(1) Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	September 26,	December 27,
Assets	2010	2009
Current Assets:
Cash and cash equivalents	$5,800	$8,034
Receivables, less allowance for doubtful accounts of $2,999 and
$2,261, respectively	297,926	228,180
Deferred tax asset	11,684	10,236
Other current assets	13,204	11,430
Total current assets	328,614	257,880
Property and equipment, net of accumulated depreciation of $151,317
and $140,985, respectively	40,287	49,737
Deferred tax asset	131,153	135,695
Goodwill	31,073	810
Tradenames and other intangibles, net	62,909	57,427
Other assets	21,004	22,042
	$615,040	$523,591
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$30,734	$12,352
Accounts payable and other accrued expenses	85,181	57,403
Accrued salaries, wages and payroll taxes	67,229	46,381
Accrued insurance reserves	20,331	19,037
Accrued income tax payable	-	806
Other current liabilities	6,093	6,399
Total current liabilities	209,568	142,378
Long-term debt, net of current portion	2,221	1,246
Accrued insurance reserves	18,745	14,617
Deferred compensation	15,827	14,702
Other long-term liabilities	5,503	4,692
Total liabilities	251,864	177,635

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Treasury stock, at cost, 14,271,700 and 15,896,160 shares, respectively	(98,116)	(113,421)
Additional paid-in capital	849,900	853,516
Accumulated deficit	(392,702)	(398,210)
Accumulated other comprehensive income	3,441	3,418
Total stockholders' equity	363,176	345,956
	$615,040	$523,591

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 26,	September 27,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$5,508	$(6,502)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	20,714	20,068
Deferred income tax expense (benefit)	3,920	(3,209)
Restructuring and other charges	3,302	5,069
Share-based compensation	4,290	2,127
Other non-cash charges	990	720
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(59,722)	38,808
Other assets	1,054	(379)
Accounts payable, income taxes payable, accrued liabilities and
other liabilities	36,807	(26,128)
Net cash provided by operating activities	16,863	30,574
Cash flows from investing activities:
Acquisitions, net of cash acquired	(30,717)	(1,783)
Capital expenditures	(3,025)	(1,834)
Other	572	498
Net cash used in investing activities	(33,170)	(3,119)
Cash flows from financing activities:
Debt repayments	(3,583)	(3,587)
Borrowings (repayments) of lines of credit, net	17,407	(20,501)
Proceeds from issuance of securities through employee benefit plans	235	-
Purchases of treasury stock	-	(5,455)
Net cash provided by (used in) financing activities	14,059	(29,543)
Effect of exchange rates on cash and cash equivalents	14	42
Net decrease in cash and cash equivalents	(2,234)	(2,046)
Cash and cash equivalents, beginning of period	8,034	7,601
Cash and cash equivalents, end of period	$5,800	$5,555

Supplemental Cash Flow Information:

Cash paid for:
Interest expense	$3,515	$2,005
Income taxes	$1,820	$1,184

Non-cash activities:
Accrual of fixed assets purchased	$931	$-
Short-term note payable for purchase of software and related costs	$1,902	$1,717

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

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Weighted average shares outstanding - Basic	52,702	51,743	52,363	52,022

Effect of dilutive share-based compensation	2,044	-	2,104	-
Weighted average shares outstanding - Diluted	54,746	51,743	54,467	52,022

           For the three and nine months ended September 27, 2009, 1.8 million and 1.3 million, respectively, dilutive common stock equivalents were excluded from the computation of diluted loss per share because SFN reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive.  In addition, anti-dilutive options and restricted stock units totaling 2.8 million and 3.2 million for the three months ended, and 2.5 million and 3.4 million for the nine months ended September 26, 2010 and September 27, 2009, respectively, were also excluded from the computation of diluted earnings per share.

3. Acquisitions

           On February 1, 2010, SFN acquired all of the outstanding member interests of Tatum, LLC (“Tatum”), a leading executive services firm focused on the office of the chief financial officer ("CFO"), which is complementary to SFN’s other professional services businesses. The financial results of Tatum from the acquisition date have been included in SFN’s consolidated results and are reported as part of the Professional Services segment.

           The following table summarizes the Tatum purchase price:

Cash paid, net of cash acquired	$29,179
Common stock	7,313
Assumed obligations	6,273
Total purchase price	$42,765

           The purchase price included $29.2 million in cash, net of cash acquired, funded from borrowings under the Company’s existing credit facility. SFN also issued $7.3 million, or 1.1 million shares at closing and 0.1 million shares subsequent to the final determination and settlement of working capital, of its common stock from treasury stock. The number of the shares were based on the average closing stock price for the twenty days immediately preceding the acquisition date.  Included in assumed obligations is $2.3 million of the purchase price held back (the “Holdback”) for indemnification purposes.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Acquisitions (Continued)

           The following table summarizes the final purchase price allocation reflecting the estimated fair value of the net assets acquired and the liabilities assumed at the acquisition date.

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

         During the nine months ended September 26, 2010, SFN incurred $3.6 million for transaction and integration costs related to the acquisition of Tatum, which is included in restructuring and other charges in the accompanying Condensed Consolidated Statements of Operations. The acquisition of Tatum is not considered a significant acquisition, and as such, proforma financial information has not been provided.

4. Goodwill and Intangible Assets

           The changes in the carrying amount of goodwill and accumulated impairment losses are as follows (in thousands):

	Professional	Staffing
	Services	Services	Total
Balance at December 27, 2009
Goodwill	$329,185	$533,213	$862,398
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	335	475	810

Goodwill acquired during the year	30,263	-	30,263

Balance at September 26, 2010
Goodwill	359,448	533,213	892,661
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	$30,598	$475	$31,073

Goodwill additions during the nine months September 26, 2010 of $30.3 million were related to the acquisition of Tatum.  See Note 3 –Acquisition Costs for further discussion.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Goodwill and Intangible Assets (Continued)

           A summary of tradenames and other intangible assets are as follows (in thousands):

	Nine Months Ended
	September 26,	December 27,
	2010	2009
Indefinite lived intangible assets - Tradenames	$41,000	$35,900
Finite lived intangible assets:
Customer relationship intangibles and other	43,225	37,231
Accumulated amortization	(21,316)	(15,704)
	21,909	21,527
	$62,909	$57,427

           During the first quarter of 2010, there were additions of indefinite lived intangible assets of $5.1 million (tradenames) and finite lived intangible assets of $6.5 million, primarily customer relationships, related to the recent acquisition of Tatum. These amounts were allocated to the Professional Services segment.

           SFN's tradenames have been identified as having an indefinite useful life and are therefore not amortized. Amortization expense associated with finite lived intangible assets for the three months ended September 26, 2010 and September 27, 2009 was $2.1 million and $1.6 million, respectively.  Amortization expense for the nine months ended September 26, 2010 and September 27, 2009 was $6.1 million and $4.9 million, respectively.  The finite lived intangible assets primarily relate to customer relationships, among other things, and are being amortized on an accelerated method over the estimated remaining useful life of the intangible assets ranging from 1 to 22 years.

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

           In estimating the fair value of derivative positions, SFN utilizes quoted market prices, if available, or quotes obtained from outside sources.  As of September 26, 2010, SFN had one outstanding forward contract to sell CAD$6.2 million in October 2010.  This derivative had a fair value or cost to unwind that is not material to SFN’s consolidated results of operations.

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

As of September 26, 2010, SFN had $31.9 million in outstanding irrevocable letters of credit.  These instruments primarily collaterize SFN’s obligations under workers’ compensation insurance programs.  The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year.  As of September 26, 2010, none of these irrevocable letters of credit had been drawn.

7. Comprehensive Income (Loss)

           The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Net earnings (loss)	$5,964	$(53)	$5,508	$(6,502)

Other comprehensive income:
Foreign currency translation and other
adjustments arising during the period	25	57	23	106

Total comprehensive income (loss)	$5,989	$4	$5,531	$(6,396)

8. Stockholders’ Equity

            On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. During the nine months ended September 26, 2010, the Company purchased approximately 8,000 shares under this authorization.

           During the three and nine months ended September 27, 2009, SFN purchased 0.4 million shares for approximately $2.3 million and 1.8 million shares for approximately $5.7 million, respectively.  During the three and nine months ended September 27, 2009, the average price per share repurchased was $5.74 and $3.11, respectively.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

9. Discontinued Operations

        The net losses from discontinued operations for the nine months ended September 26, 2010 and September 27, 2009 were primarily due to expenses associated with the defense of certain legal matters associated with businesses sold in 2004.

10. Segment Information

          SFN has two operating segments: Professional Services and Staffing Services.  SFN evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit.  Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and restructuring and other charges.  All intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Operations.  As a result of internal organizational and business strategy changes, SFN realigned its operating segments during the first quarter of 2010.  The historical segment information has been adjusted to conform to SFN's segment presentation in 2010, moving the managed service provider ("MSP") and professional contingent workforce services businesses operated under the SourceRight brand into Professional Servies from Staffing Services.  All of SourceRight is also now reported in Outsourcing and other in our service line reporting and in the Other skill category.  In addition, several large clerical customers previously reported as part of Professional Services are now managed and reported as part of Staffing Services.  Information on operating segments and reconciliation to earnings (loss) from continuing operations before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Revenues:
Professional Services	$251,857	$182,911	$721,519	$559,372
Staffing Services	275,266	237,286	782,694	695,874
Segment revenues	$527,123	$420,197	$1,504,213	$1,255,246
Gross profit:
Professional Services	$67,219	$44,574	$181,115	$141,094
Staffing Services	45,439	37,065	121,195	106,796
Segment gross profit	$112,658	$81,639	$302,310	$247,890
Segment SG&A expenses:
Professional Services	$(55,422)	$(37,454)	$(156,880)	$(123,843)
Staffing Services	(39,529)	(36,912)	(111,706)	(110,853)
Segment SG&A	$(94,951)	$(74,366)	$(268,586)	$(234,696)
Segment operating profit:
Professional Services	$11,797	$7,120	$24,235	$17,251
Staffing Services	5,910	153	9,489	(4,057)
Segment operating profit	17,707	7,273	33,724	13,194

Unallocated corporate costs	(3,432)	(3,094)	(10,100)	(9,227)
Amortization expense	(2,105)	(1,624)	(6,128)	(4,879)
Interest expense	(1,574)	(1,228)	(4,723)	(2,713)
Interest income	34	41	92	131
Restructuring and other charges	-	(896)	(3,302)	(5,069)
Earnings (loss) from continuing operations
before income taxes	$10,630	$472	$9,563	$(8,563)

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

11. Stockholder Rights Plan

           On September 9, 2009, the Company entered into an amendment (the “Seventh Amendment”) to its Rights Agreement (the “Rights Agreement”) with the Bank of New York Mellon, as Rights Agent. The Seventh Amendment is intended to help preserve the value of the net operating loss benefits and other deferred tax assets of the Company. The value of tax assets that the Company seeks to protect is approximately $142.8 million, as reflected on the Company’s balance sheet as of September 26, 2010. The Company’s ability to use its net operating losses (“NOLs”) and other tax benefits would be substantially limited by Section 382 of the Internal Revenue Code of 1986, if an “ownership change” occurred – generally, a greater than 50 percentage point change in ownership of common stock by shareholders owning (or deemed to own) five percent or more of a corporation’s stock over a defined period of time. The Rights Agreement was amended to reduce the likelihood of an unintended “ownership change” occurring as a result of ordinary buying and selling of the Company’s common stock. The Company regularly monitors ownership changes (as calculated for purposes of Section 382) and, as of September 26, 2010, we were below the 50 percent ownership change level that would limit our ability to utilize our NOLs.

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

12. Subsequent Events

           On October 29, 2010, the Company and its lenders entered into an amendment (the “First Amendment”) to the Amended and Restated Loan and Security Agreement (the “Agreement”), extending the maturity date of the Company’s $250 million asset based revolving credit facility (the “Revolver”) to November 15, 2014 and reducing the interest rate margins and fees.  Interest rates paid on borrowings and letters of credit under the Agreement were reduced by 150 basis points.  In addition, the unused line fee was reduced by 12.5 to 25 basis points depending on availability.

           The First Amendment did not materially change any of the covenants contained in the Revolver.  The Revolver is secured by all of the Company’s domestic and Canadian accounts receivable and allows for Canadian and U.S. dollar borrowings.  At October 29, 2010, SFN was in compliance with all covenants of the Revolver.

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

           •    Forward-Looking Statements — Safe Harbor

Executive Summary

           As economic conditions continue to improve, our objectives in 2010 are as follows:

•         First, increase sales activity among targeted customer groups:

•         Our business with small and mid-sized customers was significantly impacted by the economic downturn. In the third quarter of 2010, excluding the impact of the Tatum LLC (“Tatum”) acquisition, revenues from our small to mid-sized accounts (customers that do business with SFN of $5 million or less, annually) represented 42.9% of total revenues compared with 42.8% of revenues in the third quarter of 2009.  During the second and third quarters of 2010, we continued to see signs of increasing hiring activity by our small and mid-sized customers as the economy continued to improve; we have aligned sales resources and implemented sales activity and metrics monitoring processes to maximize sales with this customer group.

•         We continue to have an industry leading position in Recruitment Process Outsourcing (“RPO”) and have made investments in sales and operations resources to exploit growth opportunities in this market. During the third quarter of 2010, RPO grew 125.4% compared with the same period last year.  In late 2009, we formally launched the SourceRight Solutions brand representing our recruitment outsourcing offering, which beginning in 2010, also includes our managed service provider (“MSP”) and professional contingent workforce services.

•         In the first quarter of 2010, SFN acquired Tatum a leading executive services firm focused on the office of the CFO. This investment significantly enhances our ability to provide high level finance and accounting talent to a wide range of customers.

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

•         Third, maintain financial discipline:

•         During 2009, we made significant reductions in operating expenses consistent with decreases in business volumes. Improvements in operating leverage requires us to balance growth in operating expenses with growth in business volumes and gross profits. Selling, general and administrative expenses in the third quarter of 2010 increased by $20.9 million year over year but decreased as a percentage of gross profit to 87.3% compared with 94.9% of gross profit in the same period of last year due to our effective cost management practices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - Continued

•         Days sales outstanding (“DSO”) increased to 52 days at September 2010 compared with 50 days at June 2010, which was partially due to growth in our MSP business. We have continued to maintain the quality of our accounts receivable portfolio and are committed to our goal of maintaining DSO at or below 50 days.

Operating Results

Consolidated Operating Results

Three Months Ended September 26, 2010 Compared with September 27, 2009

•         Revenues in the third quarter of 2010 were $527.1 million, an increase from $420.2 million in the prior year period.

•         As economic conditions in North America continued to improve, our customers increased hiring of temporary employees during the third quarter of 2010.  Temporary employment in the United States increased by 21.6% year over year in the third quarter of 2010 as estimated by the U.S. Bureau of Labor Statistics.  The Company’s temporary staffing revenues increased 22.9% from the prior year, including the impact of the Tatum acquisition which accounted for 5.3 percentage points of the year over year increase. Additionally, outsourcing and other revenues increased 49.0% to $51.6 million from $34.6 million in the same prior year period due to growth in RPO and our professional contingent workforce services business. Permanent placement revenues increased 50.0% from $6.2 million to $9.3 million in the same prior year period.

•         Professional Services revenues increased 37.7% compared with the prior year, including 11.4 percentage points from the acquisition of Tatum, and Staffing Services increased 16.0% compared with the prior year. Revenue increases in Professional and Staffing Services were primarily due to increasing business volumes within existing customers as economic conditions improved.

•         Gross profit in the third quarter of 2010 was $112.7 million.  Gross profit margin increased to 21.4% in the third quarter of 2010 compared with 19.4% for the same prior year period. Gross profit margins increased due to:

•         A shift in mix within our services (50 basis points) primarily due to higher permanent placement and outsourcing and other business volumes; and

•         An increase in temporary staffing margins in both segments (110 basis points) due to higher pay/bill spreads and lower employee burden costs and improved outsourcing and other margins due to the growth in RPO (40 basis points).

•         SG&A expenses increased 27.0% to $98.4 million in the third quarter of 2010 from $77.5 million in the same prior year period in 2009 due to the Tatum acquisition as well as investments in sales and recruiting personnel and increased variable compensation.  As a percentage of gross profit, SG&A costs decreased to 87.3% from 94.9% for the same prior year period.  As business volumes continue to improve into the fourth quarter of 2010, we expect to manage the growth in expenses relative to growth in gross profit.

•         Restructuring and other charges were $0.9 million in the third quarter of 2009, related to lease and severance-related costs for the elimination of under-utilized staff and the consolidation of certain branch locations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - Continued

•         Net interest expense was $1.5 million in the third quarter of 2010 compared with net interest expense of $1.2 million in the prior year.  The increase in interest expense is primarily due to the increase in outstanding debt balances due to the financing of the Tatum acquisition.

•         Our effective tax rate from continuing operations for the third quarter of 2010 was 43.9%, decreasing from the prior year rate of 111.2%. The decrease in the tax rate reflects the reduced impact of non-deductible permanent differences and non-income based state taxes on greater earnings before income taxes than in the third quarter of 2009.

•         Earnings from continuing operations were $0.11 per diluted share for 2010 compared with a loss of $0.00 per share in the same prior year period.  Adjusted earnings per share from continuing operations in the third quarter of 2010 was $0.11 compared with adjusted earnings per share of $0.01 in the same prior year period.  The improvement in adjusted earnings per share reflects the increase in demand for our services as the economy continues to improve and careful management of our operating expenses as described above. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 26, 2010 Compared with September 27, 2009

•         Revenues in 2010 were $1.5 billion, an increase from $1.3 billion in the prior year period.

•         As economic conditions in North America continued to improve, our customers started to increase hiring of temporary employees during the second half of 2009.  Temporary employment in the United States increased by 13.5% year over year in 2010 as estimated by the U.S. Bureau of Labor Statistics.  The Company’s combined temporary staffing revenues increased 16.2% from the prior year, including the impact of the Tatum acquisition which accounted for 4.9 percentage points of the year over year increase.  Additionally, Outsourcing and other revenues increased 66.2% to $147.6 million from $88.8 million in the same prior year period due to growth in RPO and our professional contingent workforce services business. Permanent placement revenues increased 23.6% from $19.1 million to $23.6 million in the same prior year period.

•         Professional Services revenues increased 29.0% compared with the prior year, including 10.3 percentage points resulting from the acquisition of Tatum, and Staffing Services revenues increased 12.5% compared with the prior year. Revenue increases in Professional and Staffing Services revenues were primarily due to increasing business volumes within existing customers as the current economic conditions improved.

•         Gross profit in the first nine months of 2010 was $302.3 million.  Gross profit margin increased to 20.1% in 2010 compared with 19.7% for the same prior year period. Gross profit margins increased due to:

•         Increased margins from a shift in mix within our services (30 basis points) due to growth in outsourcing and other; and

•         Increases in temporary staffing margins primarily in Professional Services (10 basis points), as a result of the addition of higher margin services from Tatum.

•         SG&A expenses increased 14.3% to $278.7 million in 2010 from $243.9 million in the same prior year period in 2009 due to additional SG&A associated with the acquired Tatum business, increased business volumes and investment.  As a percentage of gross profit, SG&A costs decreased to 92.2% from 98.4% for the same prior year period.  As business volumes continue to improve during the year, we expect to manage the growth in expenses relative to growth in gross profit.

•         Restructuring and other charges were $3.3 million and $5.1 million in 2010 and 2009, respectively.  The charges in 2010 related to acquisition integration and transaction costs from the Tatum acquisition.

•         Net interest expense was $4.6 million in 2010 compared with net interest expense of $2.6 million in the prior year.  The increase in interest expense is primarily due to the increase in outstanding debt balances from $17.2 million at September 27, 2009 to $33.0 million at September 26, 2010 primarily due to the funding of the Tatum purchase price and higher interest rate spreads paid under our revolving credit facility.

•         Our effective tax expense rate from continuing operations for 2010 was 40.7%, increasing from the prior year benefit rate of 28.7% and different from the federal statutory rate of 35% as a result of the impact of permanent differences and state taxes.

•         Earnings (loss) from continuing operations was $0.10 per diluted share for the nine months ended September 26, 2010 compared with $(0.12) per share in the same prior year period.  Adjusted earnings per share from continuing operations for the nine months ended September 26, 2010 was $0.14 compared with adjusted loss per share of $(0.06) in the same prior year period.  The improvement in adjusted earnings per share reflects the increase in demand for our services as the economy continued to improve and careful management of our operating expenses as described above. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operating Segments

           SFN has two operating segments: Professional Services and Staffing Services.  SFN evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit.  Segment operating profit is defined as income before unallocated corporate costs, amortization expense, interest expense, interest income, income taxes and restructuring and other charges.  All intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Operations. As a result of internal organizational and business strategy changes, SFN realigned its operating segments during the first quarter of 2010.  The historical segment information has been adjusted to comform to SFN's segment presentation in 2010, moving the MSP and professional contingent workforce services business operated under the SourceRight brand into Professional Services from Staffing Services.  All of SourceRight is also now reported in Outsourcing and other in our service line reporting and in the Other skill category.  In addition, several large clerical customers previously reported as part of Professional Services are now managed and reported as part of Staffing Services.

           Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues:
Professional Services	$251,857	47.8%	$182,911	43.5%	$721,519	48.0%	$559,372	44.6%
Staffing Services	275,266	52.2%	237,286	56.5%	782,694	52.0%	695,874	55.4%
Total	$527,123	100.0%	$420,197	100.0%	$1,504,213	100.0%	$1,255,246	100.0%

		% of		% of		% of		% of
		Revenues		Revenues		Revenues		Revenues
Gross profit:
Professional Services	$67,219	26.7%	$44,574	24.4%	$181,115	25.1%	$141,094	25.2%
Staffing Services	45,439	16.5%	37,065	15.6%	121,195	15.5%	106,796	15.3%
Total	$112,658	21.4%	$81,639	19.4%	$302,310	20.1%	$247,890	19.7%
Segment SG&A:
Professional Services	$(55,422)		$(37,454)		$(156,880)		$(123,843)
Staffing Services	(39,529)		(36,912)		(111,706)		(110,853)
Total	(94,951)		(74,366)		(268,586)		(234,696)
Segment operating profit (loss):
Professional Services	$11,797		$7,120		$24,235		$17,251
Staffing Services	5,910		153		9,489		(4,057)
Total	17,707		7,273		33,724		13,194

Unallocated corporate costs	(3,432)		(3,094)		(10,100)		(9,227)
Amortization expense	(2,105)		(1,624)		(6,128)		(4,879)
Interest expense	(1,574)		(1,228)		(4,723)		(2,713)
Interest income	34		41		92		131
Restructuring and other charges	-		(896)		(3,302)		(5,069)
(Loss) earnings from continuing operations before income taxes	$10,630		$472		$9,563		$(8,563)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - Continued

Segment Operating Results

        Professional Services

          Information on the Professional Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Information Technology	$128,413	51.0%	$109,155	59.7%	$373,379	51.7%	$338,533	60.5%
Finance & Accounting	45,381	18.0%	20,490	11.2%	123,493	17.2%	65,337	11.7%
Administration	15,189	6.0%	10,341	5.6%	44,135	6.1%	39,664	7.1%
Other	62,874	25.0%	42,925	23.5%	180,512	25.0%	115,838	20.7%
Segment revenues	$251,857	100.0%	$182,911	100.0%	$721,519	100.0%	$559,372	100.0%

Revenues by Service:
Temporary Staffing	$192,831	76.6%	$143,415	78.4%	$556,035	77.0%	$455,869	81.5%
Outsourcing & Other	51,634	20.5%	34,647	18.9%	147,613	20.5%	88,834	15.9%
Permanent Placement	7,392	2.9%	4,849	2.7%	17,871	2.5%	14,669	2.6%
Segment revenues	$251,857	100.0%	$182,911	100.0%	$721,519	100.0%	$559,372	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	25.0%		23.2%		23.8%		23.6%
Outsourcing & Other	22.4%		18.5%		21.0%		21.3%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	26.7%		24.4%		25.1%		25.2%

Three Months Ended September 26, 2010 Compared with September 27, 2009

Revenues — Professional Services revenues were $251.9 million or 47.8% of total revenues in the third quarter of 2010 compared with $182.9 million in the prior year.  Revenues in the third quarter increased 37.7% compared with the prior year, including 11.4 percentage points contributed from the acquisition of Tatum and increasing demand from customers across all service lines as the economy continues to improve.

•   By skill — Information technology (“IT”) revenues increased to $128.4 million or 17.6% in the third quarter of 2010 compared with $109.2 million in the prior year. The addition of Tatum combined with increases in demand from several large customers, particularly within the technology and financial services sectors were partially offset by lower revenues among several other customers following the completion of technology deployment projects.  Revenues increased 121.5% in the third quarter of 2010 compared with the prior year within finance and accounting due to the impact of the Tatum acquisition, which contributed 86.2 percentage points of the year over year finance and accounting growth.  Revenues from administrative skills increased 46.9% due to increased business volumes.  Other skills increased 46.5% primarily due to growth in RPO and our professional contingent workforce services business. Demand across all skill categories increased in the third quarter of 2010 as the U.S. economy continued to improve and overall temporary staffing employment levels have increased.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - Continued

•   By service — Temporary staffing increased 34.5% in the third quarter compared with the prior year period due to the Tatum acquisition and the improving economy which has resulted in higher demand across our customer base.  The increase in our outsourcing and other revenues is primarily driven by growth in RPO and higher revenues from our professional contingent workforce services. Permanent placement revenues increased 52.4% in the third quarter compared with the same prior year period, primarily as a result of customers starting to increase permanent hiring and the Tatum acquisition.

Gross Profit — Professional Services gross profit increased 50.8% to $67.2 million in the third quarter of 2010 from $44.6 million in the prior year.  The overall gross profit margin was 26.7% in 2010 compared with 24.4% in the prior year.  The increase of 230 basis points in gross profit margin was primarily due to:

•         Changes in the mix of business (10 basis points) due to the growth in permanent placement;

•         An increase in temporary staffing margins (140 basis points) primarily from higher pay/bill spreads, lower employee burden costs and the addition of higher margins from Tatum; and

•         An increase in Outsourcing and other margins (80 basis points) due to growth in RPO compared with other outsourcing services.

Segment Operating Profit — Professional Services segment operating profit was $11.8 million or 4.7% of revenues in the third quarter of 2010 compared with $7.1 million or 3.9% of revenues in the prior year period.  As a percentage of gross profit, operating expenses decreased to 82.4% from 84.0%.  The decrease  in operating expenses as a percentage of gross profit was primarily due to continued effective management of our cost partially offset by Tatum, which had a negative contribution to segment operating profit.

Nine Months Ended September 26, 2010 Compared with September 27, 2009

Revenues — Professional Services revenues were $721.5 million or 48.0% of total revenues in 2010 compared with $559.4 million in the prior year.  Revenues in 2010 increased 29.0% compared with the prior year, including 10.3 percentage points contributed from the acquisition of Tatum and increasing demand from customers across all service lines as the economy continues to improve.

•   By skill — Information technology revenues increased 10.3% to $373.4 million compared with $338.5 million in the same prior year period. The addition of Tatum combined with increases in demand from several large customers, particularly within the technology and financial services sectors were partially offset by lower revenues among several other customers following the completion of technology deployment projects.  Revenues increased 89.0% in 2010 compared with the prior year within finance and accounting due to the impact of the Tatum acquisition which contributed 74.7 percentage points of the year over year finance and accounting growth. Revenues from administrative skills increased 11.3% compared to the same prior year period.  Other skills increased 55.8% and primarily reflected the growth in RPO and our professional contingent workforce services business. Demand across all skill categories, increased in 2010 as the U.S. economy continued to improve and overall temporary staffing employment levels have increased.

•   By service — Temporary staffing increased 22.0% in 2010 compared with the prior year period due to the Tatum acquisition and the improving economy which has resulted in higher demand across our customer base and higher revenues.  Outsourcing and other business increased due to an increase in professional contingent workforce services projects and growth in RPO. Permanent placement revenues increased 21.8% in 2010 compared with last year, as a result of customers beginning permanent hiring, as the economy improves and the Tatum acquisition.

Gross Profit — Professional Services gross profit increased to $181.1 million in 2010 from $141.1 million in the prior year.  The overall gross profit margin was 25.1% in 2010 compared with 25.2% in the prior year.  This 10 basis point decrease in gross profit margin was primarily due to:

•         A shift in mix within our services due to a growth in lower margin outsourcing and other related to professional contingent workforce projects (20 basis points); partially offset by

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - Continued

•         Improvements in temporary staffing margins due to the addition of higher margin business from the Tatum acquisition (10 basis points).

Segment Operating Profit — Professional Services segment operating profit was $24.2 million or 3.4% of revenues in 2010 compared with $17.3 million or 3.1% of revenues in the prior year period.  As a percentage of gross profit, operating expenses decreased to 86.6% from 87.8%.  The decrease in operating expenses as a percentage of gross profit was primarily due to continued effective management of our cost structure partially offset by Tatum, which had a negative contribution to segment operating profit.

Outlook — We continue to focus on the execution of our strategy to expand our higher margin Professional Services business through sales to our targeted small and mid-sized accounts and strategic investments in the growth of SourceRight Solutions and the acquisition of Tatum. We continue to improve our productivity, and monitor gross profit trends, while keeping SFN positioned to respond to growth opportunities in the professional services market in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - Continued

Staffing Services

           Information on the Staffing Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Clerical	$145,438	52.8%	$135,650	57.2%	$426,139	54.4%	$424,606	61.0%
Light Industrial	129,828	47.2%	101,636	42.8%	356,555	45.6%	271,268	39.0%
Segment revenues	$275,266	100.0%	$237,286	100.0%	$782,694	100.0%	$695,874	100.0%

Revenues by Service:
Temporary Staffing	$273,364	99.3%	$235,937	99.4%	$776,962	99.3%	$691,441	99.4%
Permanent Placement	1,902	0.7%	1,349	0.6%	5,732	0.7%	4,433	0.6%
Segment revenues	$275,266	100.0%	$237,286	100.0%	$782,694	100.0%	$695,874	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	15.9%		15.1%		14.9%		14.8%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	16.5%		15.6%		15.5%		15.3%

Three Months Ended September 26, 2010 Compared with September 27, 2009

Revenues — Staffing Services revenues increased to $275.3 million in the third quarter of 2010 from $237.3 million in the prior year.  The increase was primarily due to increasing business volumes among existing customers in the United States and Canada as the economy continued to improve.

 •  By skill — Clerical revenues increased 7.2% in the third quarter of 2010 compared with the prior year due to several clients gradually increasing their staffing needs as the economy continues to recover. Light industrial revenues increased 27.7% from prior year levels due to higher volumes among several of our customers, primarily in the distribution, consumer products, and retail industries.  Consistent with trends in past economic cycles, light industrial staffing tends to begin growing before other skills, including clerical.

        •   By service — Temporary staffing revenues increased 15.9% compared with last year due to the improving U.S. economy and as customers increased demand for light industrial temporary labor.  Permanent placement revenues increased to $1.9 million in the third quarter of 2010 from $1.3 million in the prior year. This revenue increase reflects slightly improving employment trends in the U.S. and Canada.

Gross Profit — Gross profit increased to $45.4 million or 16.5% of revenues in the third quarter of 2010 compared with $37.1 million or 15.6% in the same prior year period.  The increase of 90 basis points in the overall gross profit margin was primarily due to:

•         A shift in mix from the increase in permanent placement revenues (10 basis points);

•         An increase in temporary staffing margins (80 basis points) primarily due to improved pay/bill spreads and lower employee burden costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - Continued

           Segment Operating Profit  — Staffing Services segment operating profit was $5.9 million or 2.1% of revenues in the third quarter of 2010 compared with $0.2 million or 0.1% of revenues in the prior year period.  Operating expenses increased to $39.5 million, but decreased as a percentage of gross profit to 87.0% compared with 99.6% in the prior year.  The lower operating expenses as a percentage of gross profit was due to our continued focus on effectively managing our cost structure.

Nine Months Ended September 26, 2010 Compared with September 27, 2009

Revenues — Staffing Services revenues increased to $782.7 million in 2010 from $695.9 million in the prior year.  The increase was primarily due to increasing business volumes among existing customers in the United States and Canada as the economy continued to improve.

 •  By skill — Light industrial revenues increased 31.4% from prior year levels due to higher volumes among several of our customers, primarily in the distribution, retail, and manufacturing industries. Clerical revenues increased 0.4% in 2010 compared with the prior year.  Consistent with trends in past economic cycles, light industrial staffing tends to begin growing before other skills, including clerical.

        •   By service — Temporary staffing increased 12.4% compared with last year due to the improving United States economy and as customers increase demand for light industrial temporary labor.  Permanent placement revenues increased to $5.7 million in the third quarter of 2010 from $4.4 million in the prior year. This revenue increase reflects slightly improving employment trends in the U.S. and Canada.

Gross Profit — Gross profit was $121.2 million or 15.5% of revenues in 2010 compared with $106.8 million or 15.3% in the same prior year period.  The increase of 20 basis points was due to a shift in our services due to an increase in permanent placement revenues (10 basis points) and higher temporary staffing margins due to improved pay/bill spreads (10 basis points).

           Segment Operating Profit (Loss) — Staffing Services segment operating profit was $9.5 million or 1.2% of revenues in 2010 compared with a loss of $4.1 million or (0.6%) in the prior year period.  Operating expenses increased by $0.9 million or 0.8% year over year, and decreased as a percentage of gross profit to 92.2% compared with 103.8% in the prior year.  The decrease in operating expenses as a percentage of gross profit was due to our continued focus on effectively managing our cost structure.

Outlook — We continue to focus on executing our strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts to obtain higher gross profit margins.  Sales activity and improving operating leverage remain our major areas of focus for the remainder of 2010.  Due to the sensitivity of our Staffing Services business to economic trends, we continue to carefully monitor gross profit trends and expenses to achieve appropriate profitability.

Unallocated Corporate Costs

Unallocated corporate costs were $3.4 million and $3.1 million in the third quarters of 2010 and 2009, respectively. Unallocated costs as a percentage of revenues were 0.7% for the third quarters of 2010 and 2009.  Unallocated costs were $10.1 million and $9.2 million or 0.7% of revenue for the nine-month periods ended September 26, 2010 and September 27, 2009, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Liquidity and Capital Resources

           Cash Flows

           As of September 26, 2010, total cash and cash equivalents were $5.8 million (a decrease of $2.2 million from December 27, 2009).  Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Nine Months Ended
	September 26, 2010	September 27, 2009
Cash Provided By (Used In):
Operating activities	$16,863	$30,574
Investing activities	(33,170)	(3,119)
Financing activities	14,059	(29,543)
Effect of exchange rates	14	42
Net decrease in cash and cash equivalents	$(2,234)	$(2,046)

           Operating cash flows

           Cash provided by operating activities for the nine months ended September 26, 2010 was $16.9 million.  Cash flow from operating activities before changes in working capital was $38.7 million, which increased from $18.3 million in the first nine months of 2009 due to improving operating results combined with higher deferred tax expense (due to utilization of existing deferred tax assets).  Operating cash flow was reduced by $21.9 million due to higher working capital primarily related to an increase in accounts receivable compared with year-end levels as a result of growth in revenues and higher DSO.  Additionally, 2010 working capital changes were impacted by $4.4 million of cash used for severance and leases related to restructuring and other charges.

           Cash provided by operating activities for the nine months ended September 27, 2009 was $30.6 million.  Cash flow from operating activities before changes in working capital was $18.3 million.  Lower working capital contributed $12.3 million to operating cash flow primarily due to a decrease in accounts receivable compared with year-end levels, partially offset by $10.0 million used for severance and leases related to restructuring and other charges.

           Investing cash flows

           Cash used for investing activities of $33.2 million for the nine months ended September 26, 2010 primarily relates to $29.2 million paid, net of cash acquired, for the Tatum acquisition in the first quarter of 2010, $1.5 million of additional consideration paid in connection with a 2007 acquisition and capital expenditures of $3.0 million.

Cash used for investing activities of $3.1 million for the nine months ended September 27, 2009 was primarily due to the payment of $1.8 million related to a 2007 acquisition and capital expenditures of $1.8 million which were primarily related to the implementation of an upgraded telecommunications system.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -Continued

Financing cash flows

Cash provided by financing activities for the nine months ended, September 26, 2010 of $14.1 million was primarily related to net borrowings from our line of credit of $17.4 million to fund the Tatum acquisition, offset by repayments of debt of $3.6 million and proceeds of $0.2 million from the exercise of employee stock options.

Cash used in financing activities for the nine months ended September 27, 2009 of $29.5 million was primarily related to the repayments on our lines of credit of $20.5 million, other debt of $3.6 million and $5.4 million for the purchase of treasury shares.

Financing

We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and the existing revolving line of credit, taken together, provide adequate resources to fund ongoing operating requirements.  However, our operating cash flow could be impacted by factors outside of our control.

We have a revolving line of credit in the amount of $250 million (the “Revolver”) which is secured by substantially all of SFN’s accounts receivable and provides for U.S. and Canadian dollar borrowings. On October 29, 2010, the Company and its lenders entered into an amendment (the “First Amendment”) to the Amended and Restated Loan and Security Agreement (the “Agreement”), extending the maturity date of the Revolver to November 15, 2014 and reducing the interest rate margins and fees.  The First Amendment did not materially change any of the covenants contained in the Revolver.

        As of September 26, 2010, there was $28.2 million outstanding under this facility, and as of September 27, 2009, there was $13.6 million outstanding.  As of  September 26, 2010, total availability was $134.1 million (calculated as eligible receivables of $229.0 million, less: borrowings outstanding of $28.2 million, letters of credit of $31.9 million and a one week payroll reserve of $34.8 million).  During the quarter, the interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was between 4.26% (30-day LIBOR + 4% margin) and 6.25% (prime rate plus a 3.0% margin) as of September 26, 2010.  Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.50% to 0.75% per annum that is determined by the unused portion of the revolving line of credit.  For letters of credit, we pay an annual rate based on availability under the line (currently 4.0%) plus a fixed fronting fee of 0.125%.  As a result of the First Amendment, the rate paid on borrowings and letters of credit is being reduced by 150 basis points and the unused fees by 12.5 to 25 basis points depending on availability.

The Revolver contains certain affirmative and negative covenants, the most significant of which is a minimum fixed charge coverage requirement under certain conditions.  If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x.  At September 26, 2010, we were in compliance with all covenants of the Revolver.  Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations, or sales, and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

In connection with the purchase of Tatum, SFN assumed interest bearing obligations to certain former members of Tatum of $3.6 million. The obligations are payable through January 2014 and include interest at an average rate of 4.7%.  As of September 26, 2010, the remaining liability balance is approximately $2.2 million.

Off-Balance Sheet Arrangements

           As of September 26, 2010, we had $31.9 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers' compensation insurance.  As of September 26, 2010, none of these irrevocable letters of credit had been drawn upon.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS - Continued

Non-GAAP Financial Measures

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009

Adjusted earnings (loss) from continuing operations	$5,964	$493	$7,679	$(3,016)
Restructuring and other charges, net of tax benefit	-	(546)	(2,011)	(3,087)
Earnings (loss) from continuing operations	5,964	(53)	5,668	(6,103)
Loss from discontinued operations, net of tax	-	-	(160)	(399)
Net earnings (loss)	$5,964	$(53)	$5,508	$(6,502)

Per share-Diluted amounts:
Adjusted earnings (loss) from continuing operations	$0.11	$0.01	$0.14	$(0.06)
Restructuring and other charges, net of tax benefit	-	(0.01)	(0.04)	(0.06)
Earnings (loss) from continuing operations	0.11	-	0.10	(0.12)
Loss from discontinued operations, net of tax	-	-	-	(0.01)
Net earnings (loss)	$0.11	$-	$0.10	$(0.12)

Weighted-average shares used in computation of earnings
(loss) per share	54,746	51,743	54,467	52,022

           This Quarterly Report on Form 10-Q includes information extracted from consolidated financial information but not required by GAAP to be presented in the financial statements.  Certain of this information is considered "non-GAAP financial measures" as defined by SEC rules.  Specifically, adjusted earnings (loss) from continuing operations is a non-GAAP financial measure.  Adjusted earnings (loss) from continuing operations excludes certain non-operating related charges.  Items excluded from the calculation of adjusted earnings (loss) from continuing operations includes restructuring and other charges related to acquisition transaction and integration expenses and other cost reduction initiatives.  Adjusted earnings (loss) from the continuing operations is a key measure used by management to evaluate its operations.  Non-GAAP financial measures should not be considered a measure of financial performance in isolation or as an alternative to net earnings (loss) as determined in the Condensed Consolidated Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations.  Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

Forward-Looking Statements — Safe Harbor

           This Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects.  Although we believe that our plans, strategies and prospects reflected in or suggested by our forward-looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized and achieved.  Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.  If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.  All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

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

There has been no change in our internal control over financial reporting during the quarter ended September 26, 2010, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the third quarter of 2010 that were not previously reported in a Current Report on Form 8-K.  On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.  During the month ended September 26, 2010, the Company purchased approximately 8,000 shares, which was part of the publicly announced program. The average price repurchased was $5.87.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

On October 29, 2010, the Company and its lenders entered into an amendment (the “First Amendment”) to the Amended and Restated Loan and Security Agreement (the “Agreement”), extending the maturity date of the Company’s $250 million asset based revolving credit facility (the “Revolver”) to November 15, 2014 and reducing the interest rate margins and fees.  Interest rate spreads on borrowings and letters of credit under the Agreement were reduced by 150 basis points.  In addition, the unused line fee was reduced by 12.5 to 25 basis points depending on availability.

The First Amendment did not materially change any of the covenants contained in the Revolver.  The Revolver is secured by all of the Company’s domestic and Canadian accounts receivable and allows for Canadian and U.S. dollar borrowings.  At October 29, 2010, SFN was in compliance with all covenants of the Revolver.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name

10.1

First Amendment to Amended and Restated Loan and Security Agreement, dated October 29, 2010 among the Company, and each additional party signatory thereto as a U.S. borrower, as U.S. Borrowers, 6063721 Canada Inc., as Canadian Borrower, each additional party signatory thereto as a guarantor, as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Collateral Agent and Administrative Agent, Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as Syndication Agent, and Regions Bank, SunTrust Bank and Siemens Financial Services, Inc., as Co-Documentation Agents.

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

SFN GROUP, INC.
(Registrant)

Date: November 3, 2010	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)