Form 10-K
period 2002-03-04
SFN Group Inc.
filed 2011-03-04
CIK 914536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2010

Commission file number: 1-11997

SFN GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36‑3536544 (I.R.S. Employer Identification No.)
2050 Spectrum Boulevard, Fort Lauderdale, Florida(Address of principal executive offices)	33309 (Zip code)
Registrant’s telephone number, including area code: (954) 308-7600
Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	on which registered
COMMON STOCK—$0.01 PAR VALUE	New York Stock Exchange

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

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

               The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), as of June 25, 2010 on the New York Stock Exchange, was $316,192,411.

               Number of shares of Registrant’s Common Stock outstanding on February 18, 2011 was 51,102,746.

DOCUMENTS INCORPORATED BY REFERENCE:

               Certain specified portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders to be filed within 120 days after December 26, 2010, are incorporated herein by reference in response to Part III, Items 11, 13 and 14, inclusive, and to certain portions of Part III, Items 10 and 12.

i

PART I

Item 1.            BUSINESS

                As used in this report, the terms “we,”“us,”“our,”“SFN” and the “Company” refer to SFN Group, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Company Overview

                SFN Group, Inc. is a strategic workforce solutions provider.  We have two operating segments, Professional Services and Staffing Services which provide temporary staffing, outsourcing and other services and permanent placement under several specialty brands.  Within Professional Services we operate as Technisource, The Mergis Group, Todays Office Professionals, SourceRight Solutions and Tatum.  Within our Staffing Services segment we operate as Spherion.  In February 2010, we changed our name from Spherion Corporation to SFN Group, Inc., reflecting the evolution of our business toward more professional and specialty services.

                Temporary staffing includes placing our employees at a customer location under the customer’s supervision in the following skill categories: information technology, finance and accounting, administrative, legal, engineering, sales and marketing, human resources, light industrial and clerical. Outsourcing and other includes services where we manage aspects of the operation of a customer function such as recruiting, supplying contingent labor, independent contractor compliance and professional payrolling; these services are typically provided under long-term contracts.  Permanent placement is a service where we locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts for a fee.

                We provide services to a wide variety of customers across most major industries in North America.  Our customers range in size from large Fortune 500 companies to small, locally run businesses.  A key component of our business strategy is to continue to diversify our customer base, particularly amongst our small to mid-sized customers.  Our largest customer accounted for 4.0% of our consolidated revenues in 2010.

                SFN is headquartered in Fort Lauderdale, Florida and operates a network of 559 locations across the United States and Canada.  We are incorporated under the laws of the State of Delaware.

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

Industry Overview

                According to the Department of Labor, Bureau of Labor Statistics, during 2010 there were an average of 2.1 million temporary workers in the United States.  The recent global recession has negatively impacted employment in the United States, reducing the use of temporary labor in the U.S. from its peak of 2.7 million temporary workers in mid-2006.  Estimated industry revenues, per Staffing Industry Analysts, are in excess of $90 billion including temporary staffing, permanent placement and other services similar to those provided by SFN.

                About 52% of the staffing industry is estimated to be concentrated in professional skills, including information technology, finance and accounting, legal, engineering and other skills that are consistent with those offered within SFN’s Professional Services operating segment.  The balance of the North American staffing market is concentrated on services in the clerical and light industrial skill sets, similar to those offered in SFN’s Staffing Services operating segment.

                Business conditions in the staffing industry are economically sensitive.  Historically, temporary staffing growth has been closely correlated with changes in non-farm employment. Companies have experienced success in the usage of temporary help to facilitate rapid workforce adjustments as economic conditions change.  This practice has historically increased the demand for temporary help in North America.  As of December 2010, almost 1.7% of the total workforce was temporary help, an increase from 1.5% at the end of 2009.  Temporary help has increased from 1.0% of total workforce in the early 1990’s.  Demographics of the labor force continue to indicate that the overall labor pool may shrink slightly over the next 10 years, creating a shortage of qualified job candidates, especially for certain professional workers.  We believe the shortage may increase the need for companies to continue to use the services of SFN and other companies within the staffing industry.

Operations Overview

                The Company is organized around two operating segments—Professional Services and Staffing Services. Within our Professional Services operating segment, we provide temporary staffing, outsourcing and other and permanent placement services.  Within our Staffing Services segment, we provide temporary staffing and permanent placement services.  These services are further described as follows:

•         Temporary Staffing—Temporary staffing is a service where our employees work at customer locations under the supervision of customer personnel. The duration of a typical assignment can be from a day or less to a period of several months. The number of our temporary employees at any given time is directly related to our customers’ requirements and these employees are generally only paid when on assignment with a customer. We provide temporary employees with information technology, finance and accounting, administrative, legal, engineering, sales and marketing, human resources, light industrial and clerical skill sets. Services are generally billed by the hour for the number of hours worked. Bill rates are typically determined as a rate per hour or a mark-up over hourly pay rates.

•         Outsourcing & Other—These services include recruitment process outsourcing (“RPO”) and managed service programs (“MSP”).  RPO is the outsourcing of all or part of the recruitment process from requisition creation through hiring and employee on-boarding for a client.  Within our MSP offering, we provide solutions that manage and optimize a customer’s contingent workforce spend. We also provide professional contingent workforce services including independent contractor compliance and professional payrolling.

•         Permanent Placement—This is a service where we identify candidates on behalf of our customers, screen the candidates and assist in the recruitment efforts. If the customer hires the candidate, our fee is generally determined as a percentage of first year compensation for the candidate placed. Recognizing the fee revenue is generally contingent upon filling the assigned position and we establish reserves for candidates placed with customers who do not stay through a guarantee period, typically three months.

The following table represents the fiscal year 2010 revenues derived from each of these services within our operating segments (in thousands):

	Professional Services		Staffing Services		Total Company
	Amount	% Total	Amount	% Total	Amount	% Total
Temporary Staffing	$753,340	77.2%	$1,069,956	99.3%	$1,823,296	88.8%
Outsourcing & Other	197,208	20.2%	-	-	197,208	9.6%
Permanent Placement	25,375	2.6%	7,497	0.7%	32,872	1.6%
Total	$975,923	100.0%	$1,077,453	100.0%	$2,053,376	100.0%

                See Note 16, “Segment Information,” in the accompanying Consolidated Financial Statements for additional information regarding the revenues, profits and losses and total assets for both our Professional Services and Staffing Services operating segments for 2010, 2009 and 2008.

Location Structure

                Our business is generally conducted through a broad network of locations in the U.S. and Canada.  Our locations are company‑owned, franchised or area-based franchised. We believe that we can increase profitability and serve our customer base through a combination of these locations. For 2010, 87% of revenues were derived from company‑owned locations, with the remaining derived from franchised and area-based franchised locations.  All of our Canadian locations are company-owned and represent approximately 3.5% of the Company’s total revenue.

The following table details the number of locations:

	Fiscal Years
	2010	2009	2008
Company-owned/customer on-premise locations	410	417	504
Franchised locations	100	95	101
Area-based franchised locations	49	57	66
Total	559	569	671
United States of America	534	543	639
Canada	25	26	32
Total	559	569	671

                Company‑Owned Locations

                We operate both company‑owned branch and customer on-premise locations. A branch location is designed to serve multiple customers in a geographic market, while a customer on-premise location is established at the customer’s location to serve only that customer.  The number of locations has decreased over the last three years due to branch office consolidations between brands and closures, primarily customer on-premise locations, as demand decreased from 2008 to 2010.

                Franchised Locations

	Fiscal Years
	2010	2009	2008
Franchisee revenues (in thousands)	$277,257	$200,265	230,424
Franchisee commissions as a % of gross profit	74%	75%	74%
Number of franchisees	60	58	59
Number of franchisee locations	100	95	101

                We grant franchises, which give the franchisee the right to establish a recruitment and staffing business utilizing our tradenames, service marks, advertising materials, sales programs, operating systems and procedures, manuals and forms within a designated territory. Franchisees have the exclusive right to establish an office to market and provide light industrial and clerical temporary staffing and permanent placement services within a designated geographic area. Franchisees make contributions toward national advertising and they are responsible for their own local advertising with assistance from us. We also assist our franchisees in obtaining business from our national accounts.  Franchise agreements are generally for an initial term of 10 years and are renewable for successive 5-year terms at our discretion. Our franchisees operate primarily in the Staffing Services operating segment under the Spherion brand.

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

                The franchisee is responsible for establishing its location and paying its related administrative and operating expenses, such as the rent, utilities and salaries of their sales and service staff. The franchisee receives a commission from us, which averaged 74% of the franchised offices’ gross profit for the fiscal year ended December 26, 2010. Our Consolidated Statements of Operations reflect the franchisee commission as an operating expense, but do not include the rent, utilities and salaries of the franchisee’s full-time office employees as these expenses are the responsibility of the franchisee. Our Consolidated Balance Sheets include the accounts receivable, payroll liabilities for temporary employees and related employee benefit liabilities and the franchisee commission payable. The only exception to this financial statement presentation is the circumstance when we are required to consolidate certain franchisees pursuant to ASC 810 (SFAS No.167 “Amendments to FASB Interpretation No. 46(R)”).

                From time to time, we may finance a portion of the purchase price of the franchise at market rates of interest, or provide working capital or equipment purchase loans to franchisees.  The outstanding principal balance of such notes receivable was $1.1 million as of December 26, 2010.

                Area-Based Franchised Locations

	Fiscal Years
	2010	2009	2008
Area-based franchisee royalty revenues (in thousands)	$5,081	$4,295	$6,337
Royalty revenues as a % of area-based franchisee sales	4%	4%	4%
Number of area-based franchisees	10	12	13
Number of area-based franchisee locations	49	57	66

                In the past, we granted area-based franchises, which gave the area-based franchisee the right to establish a recruitment business utilizing our tradenames and service marks as well as the ability to access our advertising materials, sales programs, operating systems and procedures, manuals and forms within a designated territory. The area-based franchisees have the exclusive right to establish an office to market and provide light industrial and clerical temporary staffing and permanent placement services within a designated geographic area.  We provide national, regional and local advertising support to our area-based franchises.  We also assist our area-based franchisees in obtaining business from our national accounts. Most area-based franchise agreements are 10 years in length and renewable every 5 years thereafter.  A number of area-based franchisees are second-generation and most operate in more than one area-based franchise territory.

                Area-based franchisees operate their businesses autonomously within the framework of our policies and standards and recruit, employ and pay their own full-time and temporary employees. Area-based franchisees are responsible for all employment related taxes and workers’ compensation costs of their employees. Area-based franchisees do not use our computer systems except to bill activity relating to national accounts. We receive royalty revenue from each area-based franchise based upon the area-based franchisee’s sales. Royalty revenues from franchise owners are included in our revenue in the accompanying “Consolidated Statements of Operations.”

                We are not actively marketing any new area-based franchise territories.

Acquisitions

                From time to time we evaluate various acquisition opportunities and may acquire competitors to improve our service offering and enhance business mix.  In February 2010, we acquired Tatum, LLC (“Tatum”), a leading executive services firm focused on the office of the chief financial officer that provides services within the U.S.  The consideration for Tatum was $42.8 million.  See Note 7, “Acquisitions,” in the accompanying Consolidated Financial Statements for further discussion.

                In addition, we periodically enter into transactions with our franchisees and area-based franchises to buy and sell operations in certain markets. We are generally the purchaser of choice when a franchisee or area-based franchisee decides to sell its business.  We have a right of first refusal on any franchise or area-based franchise sale at the same terms and conditions as may be agreed with another purchaser (who ultimately must be approved by us, even if we waive our right of first refusal), and we have a standard end of term purchase option on our franchises and our more recently granted area-based franchises; however we are not obligated in our standard agreements to repurchase either our franchised or area-based franchised locations.  In 2009, we acquired area-based franchise operations in New Jersey for a purchase price totaling $0.3 million in the first quarter and franchised operations in Indiana for a purchase price totaling $1.4 million in the fourth quarter. We acquired franchised operations in San Antonio for a purchase price totaling $0.4 million in the fourth quarter of 2008.

Competition

                We operate in highly competitive and fragmented markets in our operating segments.  Within temporary staffing and permanent placement services, there are low barriers to entry.  Within outsourcing and other services, there can be more significant barriers to entry as capital and systems requirements are higher.

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

                We believe that our customers primarily focus on the following key factors in selecting a service provider: location or geographic coverage, price and quality of service delivery. Geographic coverage is important from the customer and candidate standpoint. Customers require that their providers be able to service most, if not all, of their locations. Location is important to the candidate because many candidates are unwilling to travel outside of their particular geographic market for a position. We have 559 locations in North America, and believe that our coverage is adequate in the markets we serve. Our lack of international coverage could put us at a disadvantage compared with our larger competitors in obtaining new business from multinational customers.  However, we do not believe our North American focus to be a significant disadvantage in competing for business in our targeted customer segments. Service delivery quality is assessed through understanding the customers’ specific job requirements through consultative assessments, the ability to provide the right candidate for the right job and the ability to measure the quality of job performance. Factors in obtaining qualified candidates for employment assignments with customers include the quality of available opportunities, wages, responsiveness to work schedules and the number of available work hours.

                Within the Professional Services operating segment, we compete with Robert Half International Inc., Resources Connection, Inc., Hudson Highland Group, Inc., Allegis Group (a privately held company) and Kforce Inc., among others.  Within the Staffing Services operating segment, some of our largest competitors are Manpower Inc. and Kelly Services, Inc.

Trademarks

                 Through out subsidiaries, we maintain a number of trademarks, tradenames and service marks in the United States of American and certain other countries.  We believe that many of these trademarks and tradenames, including SFN Groupsm, SPHERION®, SOURCERIGHT SOLUTIONSsm, THE MERGIS GROUP®, TODAYS OFFICE PROFESSIONALS®, TATUM® and TECHNISOURCE® are important to our business.  In addition, we maintain other intangible property rights including a registered trademark on EMERGING WORKFORCE®.  Our trademark registrations in the United States of America for SPHERION®, THE MERGIS GROUP®, TODAYS®, TATUM® and TECHNISOURCE® expire October 9, 2011, July 10, 2017, March 24, 2018, October 2, 2017 and October 9, 2017, respectively, but are renewable for ten-year successive terms.

Governmental Regulation

                Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements and (iii) substantive limitations on its operations.  Staffing firms are the legal employers of their temporary workers. Therefore, staffing firms are governed by laws regulating the employer/employee relationship such as wage and hour regulations, tax withholding and reporting, social security or retirement, anti-discrimination and workers’ compensation.  We do not anticipate that these legal structures and requirements will have a material effect on our growth or prospects.  However, any material change in federal, state or local regulation of staffing services could have an adverse effect on us.

                We also have operations in Canada, where there are significant national, provincial or local regulations of staffing services.  These laws may require that part-time, temporary and contract workers receive benefits similar to full-time workers, such as vacation, welfare plan contributions, notice prior to termination and severance pay.  In some cases, hours of work and the duration of assignments are limited and workers may not be assigned to certain industries.  We do not anticipate that these legal structures and requirements will have a material effect on our growth or prospects.  However, any material change in national, provincial or local regulation of staffing services could have an adverse effect on us.

                Our sale and operation of area-based franchises and franchises is regulated by the Federal Trade Commission and by authorities in approximately 15 states.  Under these laws, we must deliver a franchise disclosure document to prospective franchisees.  These and other state laws may also apply substantive standards that govern the relationship between franchisors and franchisees.  In states where we are selling franchises, we have filed either the appropriate registration or obtained an exemption from registration. We do not anticipate that these requirements or other state laws will have a material effect on our ability to sell franchises or operate our business through area-based franchised and franchised offices.

Employees

                We estimate that we employed approximately 171,000 people in 2010. On average, approximately 47,000 billable personnel were assigned with our customers at any given time.

Seasonality and Cyclical Nature of Business

                Seasonality—Our business, particularly our Staffing Services segment, is seasonal in nature with customer related demand generally at its highest point during the third and fourth quarters and lowest during the first quarter.  The third and fourth quarters are normally higher as our customers increase their temporary workforces for the holiday season.  We typically experience a seasonal decrease in our first quarter revenues compared with fourth quarter revenues.  However, first quarter total Company 2010 revenues increased compared with the fourth quarter of 2009 by 1.6%, due to the acquisition of Tatum, LLC.  Excluding the impact of the acquisition, revenues decreased sequentially from the fourth quarter 2009 to the first quarter 2010 by 1.7%.  This seasonal decrease was less than in prior years primarily due to the initial recovery of the U.S. economy.  The decrease in the first quarter 2009 compared with the fourth quarter of 2008 was 16%.

                Cyclical Nature of the Business—The staffing industry has historically been cyclical, often acting as an indicator of both economic downswings and upswings.  Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long-term demand is expected to increase.  As a consequence of this, our revenues tend to increase quickly when the economy begins to grow as occurred in 2010.  Conversely, our revenues also decrease quickly when the economy begins to weaken, as occurred in 2009.  While we have longer-term customer contracts which are not as directly dependent upon the economic cycle, these revenues are not significant enough to offset the impact of cyclical economic activity in our temporary staffing or permanent placement service offerings.

Executive Officers of the Registrant

                Our executive officers are:

Name and Age	Position
Roy G. Krause, 64..........................	President and Chief Executive Officer since October 2004.
William J. Grubbs, 53..................

Executive Vice President and Chief Operating Officer since November 2007; Executive Vice President from February 2007 to November 2007; Senior Vice President and Chief Marketing and Corporate Development Officer from November 2005 to February 2007.

Mark W. Smith, 48.........................	Executive Vice President and Chief Financial Officer since November 2007; Senior Vice President and Chief Financial Officer from July 2003 to November 2007.
John D. Heins,51...........................

Senior Vice President and Chief Human Resources Officer since October 2006.  From 1995 to 2006, Vice President—Human Resources and Administrative Services for JM Family Enterprises, a privately held $10 billion diversified automotive company.

Availability of Reports and Other Information

                Our corporate website is http://www.sfngroup.com.  We make available on this website or in print, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”).  Also available on our website, or in print to any stockholder that requests it, are SFN’s Corporate Governance Principles, Code of Business Conduct and Ethics, as well as charters for the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.  To obtain printed materials contact Investor Relations at SFN Group, Inc., 2050 Spectrum Boulevard, Fort Lauderdale, FL 33309.  In addition, the Commission’s website is http://www.sec.gov.  The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission.  Information provided on our website or on the Commission’s website is not part of this Annual Report on Form 10-K.

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

                We operate in highly competitive and fragmented markets in both of our operating segments.  There are low barriers to entry by potential competitors at the local level.  We face significant competition in the markets we serve and will continue to face significant competition in any geographic markets or industry sectors that we may enter.  The majority of competitors are significantly smaller than we are.  However, certain of our competitors are larger, have greater marketing, technical and financial resources, and have stronger brand name recognition than we have.  As a result, some of our competitors may be in a better position to capitalize on new technologies and changes in customer requirements, and to devote more resources than we can to the development, promotion and sale of their service offerings.  In some cases, our large competitors have lower operating cost structures and as a result, we may face increased competitive pricing pressures and may not be able to obtain or retain our new or existing customers.  Some of our competitors can provide broader geographic coverage than we can and this could limit our ability to service large customers that wish to consolidate services.

                There has been an increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers.  The trend to consolidate purchases has in some cases made it more difficult for us to obtain or retain customers.  We also face the risk that certain of our current and prospective customers may decide to provide similar services internally.  Additionally, pricing pressures have intensified as customers have continued to competitively bid new contracts.  This trend is expected to continue for the foreseeable future.  As a result, we cannot assure you that we will not encounter increased competition in the future.

                Our business is cyclical, as a result of a significant down turn in the economy, we could experience lower demand from customers and lower revenues.

                Because demand for recruitment and staffing services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns as it did in 2009.  As economic activity slows, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their permanent employees, resulting in decreased demand for our personnel.  Also, as businesses reduce their hiring of new permanent employees, revenues from our recruitment services are adversely affected.  Additionally, a prolonged economic downturn could result in higher unemployment claims and costs in future periods.  As a result of an economic downturn, we could experience a material adverse effect on our business, financial condition or results of operations.  However, even if economic conditions improve, there can be no assurance that any such improvement in economic conditions will be sustained or that our business or financial results will benefit from such improvement.

                Government regulation may significantly increase our costs, including payroll‑related costs and unemployment taxes.

                In conducting our business, we are required to pay a number of payroll and related expenses, including unemployment taxes, workers’ compensation and medical insurance for our personnel.  Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment.  Workers’ compensation costs may increase in the future if states raise benefit levels and liberalize allowable claims.  Attempts to increase revenue from light industrial customers may expose us to increased workers’ compensation claims and higher costs.  Future earnings could be adversely affected if we are not able to increase the fees charged to customers to offset increased costs related to unemployment insurance or workers’ compensation benefits.  New requirements of healthcare legislation may increase the costs associated with employing temporary workers.  The Company attempts to recover such costs through the rates it charges customers, but there is no assurance that we will be able to pass on all cost increases to our customers.

                Providing our services through third-party vendor managers may expose us to financial losses.

                In certain situations, we provide our services to clients under a contractual relationship with a third-party vendor manager, not directly with the client.  In those circumstances, the third-party vendor manager is typically responsible for aggregating billing information, collecting receivables from the client and paying staffing suppliers once funds are received from the client.  In the event that the client has paid the vendor manager for our services and we are unable to collect from the vendor manager, we may be exposed to financial losses.

A loss of customers may result in a material impact on the results of our operations.

                We may experience a reduction in business from a large customer or a number of customers, or we may lose such customers.  We cannot guarantee that we will be able to retain relationships with our larger customers in the future. Our customers may experience deterioration in their current financial condition or future prospects, or may experience a bankruptcy.  We are also at a risk of losses from uncollectible account receivables if our customers’ financial positions deteriorate.  A significant reduction in demand from our customers may result in an adverse impact on our business and results of operations in future periods.

We face certain risks in collecting our trade accounts receivable.

                We generate a significant amount of trade accounts receivable from our customers. Delays or defaults in payments owed to us from our customers could have an adverse effect on our financial condition and results of operations. Factors that could cause a decline in the credit worthiness of our customers, resulting in delayed payment or default include business failures, tight credit markets, deterioration of U.S. economic conditions and exposure to customers in high-risk sectors. See Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further details.

                Market conditions and failure to meet certain covenant requirements could impact our availability to borrow under our revolving line of credit and the cost of our borrowings.

                Our revolving line of credit provides certain affirmative and negative covenants which may limit the availability under our line of credit based upon our ability to meet these covenants.  These covenants include, but are not limited to: a fixed charge coverage ratio; limitations on capital expenditures, additional debt incurred, mergers, consolidations or sales; and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be adversely affected.  We were in compliance with the covenants within our revolving credit facility at December 26, 2010.

We may not achieve the intended effects of our business strategy.

Our business strategy is based on expanding our North American professional services business.  We have implemented steps to increase our market share by concentrating in local markets with small and mid-sized customers through relationship selling, focusing on key large accounts with profitable margins, targeting new accounts by providing integrated services, and continuing to improve operating leverage by reducing corporate and field overhead.  We also plan to expand market share within our Professional Services segment by providing more services to existing Staffing Services segment customers.  If we are not successful in achieving these objectives with our customers, our revenues, costs and overall profitability could be negatively affected.  If we are unable to execute our business strategy effectively, our productivity and cost competitiveness could be negatively affected.

                Our customer contracts contain termination provisions and pricing risks that could decrease our revenues, profitability and cash flow.

                Some of our customer contracts permit termination in the event our performance is not consistent with service levels specified in those contracts.  Our customers’ ability to terminate contracts, as well as having many short-term contracts, creates uncertain revenue streams.  Some of our contracts contain pricing provisions that allow customers to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee.  If we are unsuccessful in renegotiating pricing on contracts operating at a loss, the estimated contract losses would be accrued.  Some of our contracts provide for credits to our customers if we fail to achieve specific contract standards.  Some of our contracts contain re-pricing provisions that can result in reductions of our fees for performing our services.  Many of our contracts provide for a billing at a set mark-up above the temporary employee’s pay rate.  In estimating these mark-ups, we use our best estimates of expected costs for federal and state unemployment, workers’ compensation or other costs.  If actual costs for these items exceed our estimates, we typically cannot recover these retroactively from customers.  Additionally, the actual development of workers’ compensation claims can take many years after an accident or injury occurs; such development, if adverse could negatively impact the Company.

                Our failure or inability to perform under customer contracts could result in damage to our reputation and give rise to legal claims against us.

                If customers are not satisfied with our level of performance, our reputation may suffer, which could materially and adversely affect our business, financial condition, results of operations and cash flow.  Certain areas of our business require us to assume a greater level of responsibility for developing or maintaining processes on behalf of our customers. Many of these processes are critical to the operation of our customers’ businesses.  Our failure or inability to complete these engagements satisfactorily could have a material effect on our customers’ operations and consequently may give rise to claims against us for actual or consequential damages or otherwise damage our reputation.  Any of these claims could have a material adverse effect on our business, financial condition or results of operations.

                Acquisitions could have an adverse effect on our financial condition, results of operation, and cash flows.

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

                We depend upon our ability to attract qualified personnel who possess the skills and experience necessary to meet the staffing requirements of our customers or to successfully bid for new customer projects.  We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies.  Competition for individuals with proven professional or technical skills currently exists.  We could have difficulty attracting and retaining sufficient numbers of qualified personnel necessary for our business to succeed.  Additionally, increases in prevailing wage rates may negatively impact our financial results if we are unable to pass the higher costs on to customers through higher hourly bill rates.

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

                We may be exposed to employment‑related claims and costs that could have an adverse affect on our business, financial condition and results of operations.

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

•         misuse or misappropriation of customer assets or proprietary information; and

•         payment of workers’ compensation and other similar claims.

Although we maintain insurance coverage for general liability, errors and omissions and employee theft, such insurance coverage may not be adequate in scope or amount to cover any such liability.  We retain all or a portion of the risk under our workers’ compensation, general liability, professional liability, and employment practices liability insurance programs.  Changes in the estimates of accruals related to these retained risks are charged or credited to earnings in the period determined, and therefore a large fluctuation in any given quarter could adversely affect earnings in that period.  A failure of any of our personnel to observe our policies and guidelines intended to reduce exposure to these risks could have a material effect upon us.

                Unexpected changes in claim trends on our workers’ compensation and benefit plans may negatively impact our financial condition.

                We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation and health benefit programs. Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, our costs could increase significantly. There can be no assurance that we will be able to increase the fees charged to our customers or employees in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

                We are a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations.

                We are regularly involved in a variety of litigation arising out of our business.  Occasionally, this litigation can be material.  We cannot assure you that our insurance will cover all claims that may be asserted against us.  Should the ultimate judgments or settlements exceed our insurance coverage, they could have an adverse effect on our results of operations, financial position and cash flows.  We also cannot assure you that we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

                None.

Item 2.            PROPERTIES

                Our corporate headquarters is located at 2050 Spectrum Boulevard, Fort Lauderdale, Florida, in a 125,000 square-foot building owned by us. In addition, we lease approximately 56,000 square feet in Alpharetta, Georgia for operating functions. All other field locations operate in space held primarily under three to five year leases providing fixed monthly rentals. Our corporate headquarters and our field locations are used by both our Professional Services and our Staffing Services operating segments. We believe that our facilities are adequate for our needs.

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

On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V., as plaintiffs, filed an action against SFN Group, Inc. in the U.S. District Court of the Southern District of New York.  Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of SFN Group, Inc., in 2002, sued SFN for fraud, negligent misrepresentation, aiding and abetting, breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs.  Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK) fraudulently induced them to invest in a corporation formed to purchase the CyberCenter business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by SFN.  They allege that he misled them as to his employment status at the time, as to the prospects for the CyberCenter, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the CyberCenter business.  They allege that in doing so, he was acting as SFN’s agent.  On November 14, 2008, based upon information obtained through discovery, SFN filed counterclaims against plaintiffs under theories of contract interference and unjust enrichment.  SFN alleges that plaintiffs interfered with SFN’s employment relationship with its Spherion Technology (UK) Limited officer, and recovered and retained damages in a U.K. arbitration proceeding against such officer, which damages belonged to SFN.  Cross-motions for summary judgment were filed by the parties and fully briefed before the court on May 1, 2009.  On March 30, 2010, the court granted SFN’s motion for summary judgment in the action filed against SFN by plaintiffs Glidepath and Jeimon Holdings, and dismissed plaintiffs’ claims against SFN.  The court also granted plaintiffs’ motion for summary judgment on the counterclaims asserted by SFN against the plaintiffs, and dismissed SFN’s counterclaims against the plaintiffs.  The plaintiffs have appealed the judgment granting SFN’s motion for summary judgment, and SFN has cross-appealed the judgment granting the plaintiffs’ motion for summary judgment. The appeals have not yet been fully briefed, and a hearing date for oral arguments on the appeals has not been set at this time.  SFN intends to continue vigorously defending this matter and management believes the likelihood of a loss is remote.  SFN has a reserve of $0.4 million related to legal fees incurred to defend this matter and does not have insurance coverage for this claim.

Item 4.            (REMOVED AND RESERVED)

PART II

Item 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

                Our common stock is traded on The New York Stock Exchange under the symbol “SFN.” The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on The New York Stock Exchange:

2010	High	Low
First Quarter	$9.01	$5.43
Second Quarter	9.19	5.72
Third Quarter	7.92	4.89
Fourth Quarter	10.40	5.81

2009	High	Low
First Quarter	$3.40	$1.12
Second Quarter	4.79	2.02
Third Quarter	6.71	3.03
Fourth Quarter	6.93	4.69

                On February 18, 2011, there were approximately 2,400 holders of record of our common stock.

We did not pay cash dividends in 2010, 2009 and 2008, and do not intend to pay cash dividends in the foreseeable future.  Our U.S. revolving line of credit provides for certain covenants which restrict our ability to pay cash dividends in the event of default or if availability falls below $50 million.

                The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 11 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week or up to 2.6 million shares on a cumulative annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. The Plan authorized on February 17, 2009 does not have an expiration date. During 2010, SFN purchased 0.5 million shares for approximately $4.9 million at an average price per share of $9.63.  During 2009, SFN purchased 2.4 million shares for approximately $8.9 million at an average price per share of $3.72.

Repurchases during the fourth quarter were as follows:

		Average	Total Number of	Approximate Dollar
	Total	Price	Shares Purchased	Value of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program	the Program
Month 1
September 27, 2010 through October 24, 2010	-	$-	-	-
Month 2
October 25, 2010 through November 21, 2010	-	-	-	-
Month 3
November 22, 2010 through December 26, 2010	502,300	9.69	502,300	-
Total	502,300	$9.69	502,300	-

Performance Graph

                The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total return of the NYSE composite index, our New Peer Group Index (the “New Peer Group”) and our Old Peer Group Index (the “Old Peer Group Index”), each for the period beginning December 30, 2005 and ending December 23, 2010.  MPS Group, Inc. is included in the Old Peer Group until January 19, 2010 when it was purchased by Adecco, S.A., a company that is not traded in the U.S. In the New Peer Group, Resource Connection, Inc., a professional services staffing firm, replaces MPS Group, Inc.  We believe the New Peer Group provides a more meaningful comparison of our performance compared with our primary competition for our important product offerings and other relevant factors.  The total cumulative return on investment (change in stock price plus reinvested dividends, if any) for us, the NYSE composite index, the New Peer Group Index and the Old Peer Group Index assumes that a $100 investment was made on December 30, 2005.  We have not declared any dividends in the period represented in this performance graph.

                The New Peer Group Index is comprised of the following publicly traded companies: Kelly Services, Inc.; Manpower, Inc.; Resource Connection, Inc.; Robert Half International, Inc.; Kforce, Inc.; and Hudson Highland Group, Inc.  The Old Peer Group Index was comprised of Kelly Services, Inc.; Manpower, Inc.; MPS Group, Inc.; Robert Half International, Inc.; Hudson Highland Group, Inc. and Kforce, Inc.

                The stock price performance shown on this graph is not necessarily indicative of future price performance of our Common Stock.

	As of
	December 30,	December 29,	December 28,	December 26,	December 24,	December 23,
	2005	2006	2007	2008	2009	2010
SFN Group, Inc.	$100.00	$74.23	$73.33	$15.88	$59.44	$99.50
NYSE Composite Index	100.00	117.86	126.44	71.43	93.57	102.22
The Old Peer Group	100.00	119.37	89.83	57.37	91.00	107.13
The New Peer Group	100.00	121.21	88.97	58.17	89.51	104.86

Item 6.    SELECTED FINANCIAL DATA

                The following table summarizes selected financial information for each of the most recent five fiscal years and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Fiscal Years
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
	(in thousands, except per share data and operating locations)
Statement of Operations Data:
Revenues	$2,053,376	$1,710,880	$2,189,156	$2,017,114	$1,922,735
Gross profit	423,999	339,145	482,003	477,986	447,079
Earnings (loss) from continuing operations	15,053	(5,924)	(114,557)	29,137	22,323
Net earnings (loss)	14,893	(6,328)	(118,489)	25,266	54,682
Earnings (loss) per share—Basic:
Earnings (loss) from continuing operations	$0.29	$(0.11)	$(2.14)	$0.52	$0.39
Net earnings (loss) per share	0.28	(0.12)	(2.22)	0.45	0.96
Earnings (loss) per share—Diluted:
Earnings (loss) from continuing operations	$0.28	$(0.11)	$(2.14)	$0.51	$0.39
Net earnings (loss)per share	0.27	(0.12)	(2.22)	0.44	0.95
Weighted Average Shares:
Basic	52,503	51,810	53,490	56,234	57,212
Diluted	54,606	51,810	53,490	56,893	57,784
Additional Data (end of period):
Total assets	$612,208	$523,591	$584,381	$844,818	$693,387
Long-term debt, net of current portion	$2,422	$1,246	$1,646	$22,148	$2,377
Working capital	$145,846	$115,502	$112,592	$124,938	$207,269
Operating locations	559	569	671	742	660

(1)           The results of operations includes Tatum from the acquisition date of February 1, 2010. In addition, SFN incurred restructuring and other charges of $2.0 million on an after tax basis or $(0.04) per share. Adjusted earnings from continuing operations were $0.31 per diluted share.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for further information.

(2)           The 2009 net loss from continuing operations includes an after-tax intangible asset impairment charge of $1.8 million or $(0.03) per share.  SFN also incurred restructuring and other charges of $4.3 million on an after-tax basis or $(0.08) per share.  Adjusted earnings per share from continuing operations in 2009 were $0.00, excluding the intangible asset impairment and restructuring and other charges.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for further information.

(3)           The 2008 loss from continuing operations includes an after-tax goodwill and intangible asset impairment charge of $121.2 million or $(2.27) per share and after-tax restructuring and other charges of $7.0 million or $(0.13) per share.  Adjusted earnings per share was $0.24 in 2008 and excludes the impact of the impairment and restructuring and other charges.

(4)           The results of operations include Todays Staffing and Technisource from the dates of acquisition on September 28, 2007, and December 3, 2007 respectively, and various other smaller acquisitions.

(5)           The 2006 net earnings include a tax benefit of $30.8 million or $0.54 per share from loss on disposal in discontinued operations related to the resolution of certain international tax matters.

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization of Information

                Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Consolidated Financial Statements.  It includes the following sections:

•         Company Overview

•         Executive Summary

•         Operating Results

•         Liquidity and Capital Resources

•         Contractual Obligations and Commitments

•         Off-Balance Sheet Arrangements

•         Critical Accounting Policies

•         New Accounting Pronouncements

•         Inflation

•         Non-GAAP Financial Measures

•         Forward‑Looking Statements-Safe Harbor

Company Overview

                SFN Group, Inc. is a strategic workforce solutions provider.  We have two operating segments, Professional Services and Staffing Services which provide temporary staffing, outsourcing and other services and permanent placement under several specialty brands.  Within Professional Services we operate as Technisource, The Mergis Group, Todays Office Professionals, SourceRight Solutions and Tatum.  Within our Staffing Services segment we operate as Spherion.

                Temporary staffing includes placing our employees at a customer location under the customer’s supervision in the following skill categories: information technology, finance and accounting, administrative, legal, engineering, sales and marketing, human resources, light industrial and clerical.  Outsourcing and other includes services where we manage aspects of the operation of a customer function such as recruiting, supplying contingent labor, independent contractor compliance and professional payrolling; these services are typically provided under long-term contracts.  Permanent placement is a service where we locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts for a fee.  See the Business - Operations Overview section of Part I of this Annual Report on Form 10-K for further description of our operating segments.

Executive Summary

                The following is a brief summary of our primary 2010 objectives and accomplishments:

We remain focused on executing our strategy to increase our exposure to higher value professional, outsourcing and other higher margin services.  As the economy continues to improve in 2011, our activities center around three strategic planks:

         First, increase sales activity among targeted customer groups:

•         In the first quarter of 2010, SFN acquired Tatum, LLC, a leading executive services firm focused on the office of the CFO. This investment enhances our ability to provide high level finance and accounting talent to a wide range of customers.  The acquisition of Tatum combined with growth in Technisource, Mergis and SourceRight increased our mix of Professional Services to 47.5% of total company revenues.

•         Our business with small and mid-sized customers was significantly impacted in 2009 by the economic downturn.  During the second half of 2010, we began to see signs of increased hiring activity by our small and mid-sized customers as the economy continued to improve.  During 2010, revenues from our small to mid-sized accounts (customers that do business with SFN of $5 million or less, annually) represented 44.5% of total revenues compared with 42.8% of revenues in the prior year. Additionally, we made operating investments in sales and recruiting staff, increasing our Professional Services associate headcount by 23.6% compared with the end of 2009, to further increase our growth among small and mid-sized customers.

•         In late 2009, we formally launched the SourceRight Solutions brand and in 2010, we introduced our integrated offerings including our industry leading Recruitment Process Outsourcing (“RPO”) and Managed Service Programs (“MSP”).  During 2010, RPO and MSP grew 69.7% and 44.6%, respectively, compared with the prior year.

         Second, improve profitability through operating effectiveness:

•         We continue to maintain pricing discipline through active customer relationship management and opportunity selection. As a result of this discipline, we successfully managed pricing adjustments with many of our customers to mitigate a portion of the impact of higher state unemployment taxes in 2010.  Pay/bill spreads in our temporary staffing services increased by 20 basis points in 2010 compared with 2009.

•         In addition, we continue to carefully manage operating metrics and leverage our central recruiting capabilities to increase productivity in our field operations and improve operating margins.  In 2010, despite significant increases in sales and recruiting resources, we reduced SG&A to 89.6% of gross profit compared with 96.0% in the same period last year.

         Third, maintain financial discipline:

•         Days sales outstanding (“DSO”) were 43 days at December 26, 2010 compared with 41 days at December 27, 2009, increasing in part due to growth in business with larger customers that have slightly longer payment terms. We have continued to maintain the quality of our accounts receivable portfolio from year to year.

We remain focused on executing our strategy to increase our exposure to higher value professional, outsourcing and other higher margin services.  As the economy continues to improve in 2011, our activities center around three strategic planks:

•         First, continue investing in our business to drive targeted revenue growth:

•         Increase exposure to higher value professional skills;

•         Maximize contribution from past and future increases in sales and recruiting staff to grow revenues among small and mid-sized customers;

•         Leverage SourceRight’s leadership position in RPO and MSP to grow outsourcing revenues; and

•         Expand permanent placement services as market conditions allow.

•         Second, improve profitability through operating effectiveness:

•         Maintain pricing discipline through active customer relationship management and opportunity selection; and

•         Drive productivity improvements through metrics management, technology enhancements and centralized recruiting.

•         Third, maintain financial discipline:

•         Decrease day sales outstanding (“DSO”) below 2010 levels; and

•         Actively manage capital spending.

Operating Results

Consolidated Operating Results

Fiscal 2010 compared with 2009

•         Revenues in 2010 were $2.1 billion, an increase from $1.7 billion last year.

•         As economic conditions in North America continued to improve in 2010, our customers increased the hiring of temporary employees.  Temporary employment in the U.S. increased by 15.0% year over year in 2010 as estimated by the U.S. Bureau of Labor Statistics.  The Company’s temporary staffing revenues increased 17.4% to $1.8 billion from $1.6 billion in the prior year, including the impact of the Tatum acquisition which accounted for 4.9 percentage points of the year over year increase.  Additionally, outsourcing and other revenues increased 49.9% to $197.2 million from $131.6 million in the same prior year period due to growth in RPO and managed services programs.  In 2010, permanent placement revenues increased 28.1% to $32.9 million from $25.7 million in the same prior year period.

•         Professional Services revenues, including organic growth and the impact of the Tatum acquisition, increased 29.0% compared with the prior year, and now represents 47.5% of total company revenue.

•         Staffing Services revenues increased 12.9% compared with the prior year, primarily due to higher business volumes within existing customers.

•         Gross profit in 2010 was $424.0 million.  Gross profit margin increased to 20.6% in 2010 compared with 19.8% for 2009.  Gross profit margins increased due to:

•         Increased margins from a shift in mix within our services (30 basis points) primarily due to growth in professional temporary staffing, outsourcing and other services;

•         An increase in temporary staffing margins in both segments (30 basis points) due to higher pay/bill spreads including the impact of the higher margin staffing from the acquired Tatum business and, lower employee burden costs; and

•         Improved outsourcing and other margins (20 basis points) due to higher recruiter productivity as business volumes increased.

•         SG&A expenses increased 16.7% to $380.1 million in 2010 from $325.7 million in 2009.  The increase in SG&A expenses is due to the Tatum acquisition during 2010 as well as investments in sales and recruiting personnel and increased variable compensation tied to improved operating results.  As a percentage of gross profit, SG&A costs decreased to 89.6 % from 96.0% in 2009.  As business volumes continue to improve during 2011, we expect to manage the growth in expenses relative to growth in gross profit.

•         Restructuring and other charges were $3.3 million and $7.1 million in 2010 and 2009, respectively.  The charges in 2010 related to acquisition integration and transaction costs from the Tatum acquisition, while the charges in2009 were primarily due to lease and severance costs related to cost containment efforts.  See Note 15, “Restructuring and Other Charges,” in the accompanying notes to the Consolidated Financial Statements for further discussion.

•         Net interest expense was $5.8 million in 2010 compared with net interest expense of $4.0 million in 2009.  The increase in net interest expense is primarily due to an increase in outstanding debt balances during the year from the financing of the Tatum acquisition.

•         Our effective tax benefit rate from continuing operations for 2010 was 43.4% and was higher than the statutory rate due to the impact of non-income based state taxes.  Our effective tax benefit rate from continuing operations for 2009 was 15.4% and was lower than the statutory rate due to the impact of non-income based state taxes and adjustments to valuation allowances.

    Earnings from continuing operations were $0.28 per diluted share for 2010, compare with a loss of $(0.11) per share in 2009.  Adjusted earnings per share from continuing operations in 2010 were $0.31 per share compared with earnings of $0.00 per share in 2009.  See "MD&A - Non-GAAP Financial Measures" for further information.

•         Loss from discontinued operations was $0.00 per share in 2010 compared with a loss of $(0.01) per share in 2009, respectively.  The loss in 2010 included $0.3 million of pre-tax loss (net of a $0.1 million tax benefit) from operations due to expenses related to the defense of certain legal matters associated with businesses sold in 2004.  See Note 14, “Discontinued Operations,” in the accompanying notes to the Consolidated Financial Statements for further discussion.

•         Effective in the fourth quarter of 2010, SFN changed its methodology of calculating Days Sales Outstanding (“DSO”) due to the growth of its MSP business.  Prior years’ DSO was recalculated to conform to the 2010 calculation.  DSO was 43 days at December 26, 2010 compared with 41 days at December 27, 2009, increasing in part due to growth in business with larger customers that have slightly longer payment terms.  We have continued to maintain the quality of our accounts receivable portfolio from year to year.

Fiscal 2009 compared with 2008

•         Revenues in 2009 were $1.7 billion, a decrease from $2.2 billion in 2008.

•         In 2009, temporary employment in the U.S. decreased by 22.4% year over year as estimated by the U.S. Bureau of Labor Statistics.  The Company’s temporary staffing revenues decreased 22.3% to $1.6 billion from $2.0 billion in the prior year. Additionally, outsourcing and other revenues increased 3.4% to $131.6 million from $127.2 million in the same prior year period due to growth in our professional payrolling business. In 2009, permanent placement revenues decreased 58.8% to $25.7 million from $62.3 million in the same prior year period.

•         Professional Services revenues decreased 22.0% compared with the prior year and Staffing Services revenues decreased 21.8% compared with the prior year.  The decline in both our Professional and Staffing Services revenues was primarily due to lower business volumes within existing customers.

•         Gross profit in 2009 was $339.1 million.  Gross profit margin decreased to 19.8% in 2009 compared with 22.0% for 2008.  Gross profit margins decreased due to:

•         Shift in business mix (100 basis points) primarily, due to lower permanent placement volumes;

•         Declines in temporary staffing margins in Staffing Services (50 basis points) and Professional Services (20 basis points) primarily due to a reduction in pay/bill spreads, higher payroll taxes and other employee burden costs;

•         Lower outsourcing and other margins due primarily to growth in the professional payrolling business (50 basis points).

•         SG&A expenses decreased 27.4% to $325.7 million in 2009 from $448.6 million in 2008.  The decline in SG&A expenses was due to adjustments made to our cost structure as business volumes decreased in 2009.  As a percentage of gross profit, SG&A costs increased to 96.0% from 93.1% in 2008.

•         Restructuring and other charges were $7.1 million and $11.4 million in 2009 and 2008, respectively.  The charges in 2009 and 2008 were primarily due to lease and severance costs related to cost containment efforts.  Additionally, included in 2009 were charges of $1.7 million related primarily to adverse developments in a prior year legal matter.  We also recorded an intangible asset and goodwill impairment charge of $2.9 million and $149.8 million in the fourth quarter of 2009 and 2008, respectively.

•         Net interest expense was $4.0 million in 2009 compared with net interest expense of $5.3 million in 2008.  The decrease in interest expense was primarily due to the reduction in average outstanding debt balances, partially offset by higher interest rate spreads due to changes associated with our amended credit facility (see “MD&A-Financing” for further discussion).  Outstanding debt decreased from $39.3 million at December 28, 2008 to $13.6 million at December 27, 2009.

    Our effective tax benefit rate from continuing operations for 2009 was 15.4% and was lower than the statutory rate due to the impact of state taxes and adjustments to valuation allowances.  The 2008 tax benefit rate of 18.9% was lower than the statutory rate due to non-deductible goodwill and intangible impairment charges.

•         Loss from continuing operations was $(0.11) per diluted share for 2009, compared with a loss of $(2.14) per share in 2008.  Adjusted loss per share from continuing operations in 2009 was $0.00 compared with earnings of $0.24 per share in 2008.  See “MD&A – Non-GAAP Financial Measures” for further information.

•         Loss from discontinued operations was $(0.01) per share in 2009 compared with a loss of $(0.07) per share in 2008, respectively.  The loss in 2009 included $0.7 million of pre-tax loss (net of a $0.3 million tax benefit) from operations due to expenses related to the defense of certain legal matters associated with several of the businesses sold in 2004.

•         DSO improved to 41 days at the end of 2009 compared with 45 days at the end of 2008.

Operating Segments

                SFN has two operating segments: Professional Services and Staffing Services.  SFN evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit.  Segment operating profit is defined as income before unallocated corporate costs, goodwill and intangible asset impairment, amortization expense, interest expense, interest income, income taxes and restructuring and other charges.  All intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Operations.  As a result of internal organizational and business strategy changes, SFN realigned its operating segments during the first quarter of 2010. The historical segment information has been adjusted to conform to SFN’s segment presentation in 2010, moving the MSP and professional contingent workforce services operated under the SourceRight brand into Professional Services from Staffing Services. All of SourceRight is also now reported in Outsourcing and Other in our service line reporting and in the Other skill category.  In addition, several large clerical customers previously reported as part of Professional Services are now managed and reported as part of Staffing Services.

                Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes for the periods indicated were as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Revenues:
Professional Services	$975,923	$756,815	$969,843
Staffing Services	1,077,453	954,065	1,219,313
Total	$2,053,376	$1,710,880	$2,189,156
Gross profit:
Professional Services	$252,940	$189,891	$276,235
Staffing Services	171,059	149,254	205,768
Total	$423,999	$339,145	$482,003
Segment SG&A expenses:
Professional Services	$(214,335)	$(163,368)	$(230,206)
Staffing Services	(152,848)	(149,908)	(201,697)
Total	$(367,183)	$(313,276)	$(431,903)
Segment operating profit:
Professional Services	$38,605	$26,523	$46,029
Staffing Services	18,211	(654)	4,071
Total	56,816	25,869	50,100
Unallocated corporate costs	(12,932)	(12,412)	(16,712)
Goodwill and intangible asset impairment	-	(2,900)	(149,793)
Amortization expense	(8,232)	(6,514)	(8,142)
Interest expense	(5,882)	(4,126)	(5,703)
Interest income	129	173	407
Restructuring and other charges	(3,302)	(7,091)	(11,427)
Earnings (loss) from continuing operations before income taxes	$26,597	$(7,001)	$(141,270)
22

Segment Operating Results

Professional Services

                Information on the Professional Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Fiscal Years
	2010		2009		2008
		% of		% of		% of
		Total		Total		Total
Revenues by Skill:
Information Technology	$504,120	51.7%	$450,442	59.5%	$579,537	59.8%
Finance & Accounting	171,381	17.6%	86,676	11.5%	101,613	10.5%
Administrative	59,116	6.1%	51,935	6.9%	105,217	10.8%
Other	241,306	24.6%	167,762	22.1%	183,476	18.9%
Segment revenues	$975,923	100.0%	$756,815	100.0%	$969,843	100.0%

Revenues by Service:
Temporary Staffing	$753,340	77.2%	$605,837	80.1%	$793,872	81.9%
Outsourcing & Other	197,208	20.2%	131,555	17.4%	127,233	13.1%
Permanent Placement	25,375	2.6%	19,423	2.5%	48,738	5.0%
Segment revenues	$975,923	100.0%	$756,815	100.0%	$969,843	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	24.3%		23.7%		24.2%
Outsourcing & Other	22.7%		20.3%		27.7%
Permanent Placement	100.0%		100.0%		100.0%
Total Professional Services	25.9%		25.1%		28.5%

                Fiscal 2010 compared with 2009

                Revenues—Professional Services revenues were $975.9 million or 47.5% of total revenues during 2010 compared to $756.8 million or 44.2% in the prior year. Revenues increased 29.0% compared with the prior year, including 10.3 percentage points contributed from the acquisition of Tatum and increasing demand from customers across all skills and service lines as the economy continued to improve.

•         By skill—Information technology (“IT”) increased 11.9% to $504.1 million compared with $450.4 million in the same prior year period.  IT revenues increased due to the addition of Tatum combined with increases in demand from several large customers, particularly in the technology and financial services sectors. Finance and accounting revenues increased 97.7% in 2010 compared with the prior year due to the impact of the Tatum acquisition which contributed 76.8 percentage points of the year over year finance and accounting growth and growth within several clients in the financial services industry. Revenues from administrative skills increased 13.8% compared to the prior year.  Other skills increased 43.8% and primarily reflect substantial growth in our RPO and our professional contingent workforce services businesses.  Demand across all skills increased due to the improvement in the U.S. economy as well as the increase in overall industry wide temporary staffing levels.

•         By service—Temporary staffing increased 24.3% in 2010 compared with the prior year due to the Tatum acquisition which contributed 12.5 percentage points of the increase combined with an improving economy which has resulted in higher demand across our customer base.  Outsourcing and other revenues increased 49.9% due to an increase in professional contingent workforce services projects and RPO growth.  Permanent placement revenues increased 30.6% as a result of increased hiring due to improvement in the economy and the Tatum acquisition.

                Gross Profit—Professional Services gross profit increased to $252.9 million in 2010 from $189.9 million of revenues in the prior year.  The overall gross profit margin was 25.9% in 2010 compared with 25.1% in the prior year.  This 80 basis point increase in gross profit margin was due to an increase in temporary staffing margins, primarily due to lower employee burden costs and the addition of higher margin staffing from Tatum (40 basis points) and an increase in outsourcing and other margins (50 basis points) due to improved margins and growth in RPO compared with other outsourcing services, offset by changes in the mix of business (10 basis points).

                Segment Operating Profit—Professional Services segment operating profit was $38.6 million or 4.0% of revenues in 2010 compared with $26.5 million or 3.5% of revenues in the prior year.  As a percentage of gross profit, operating expenses decreased to 84.7% from 86.0%.  The decrease in operating expenses as a percentage of gross profit was primarily due to continued effective management of our cost structure partially offset by Tatum, which had a negative contribution to segment operating profit.

                Outlook—We continue to focus on the execution of our strategy to expand Professional Services through investment in sales and recruiting resources focused on our targeted small and mid-sized accounts and permanent placement services.  We are also making strategic investments in the growth of SourceRight Solutions and brand awareness. We continue to improve our productivity and maintain our pricing discipline while investing in the business to respond to growth opportunities in the professional services market in the future.

                Fiscal 2009 compared with 2008

                Revenues—Professional Services revenues decreased 22.0% to $756.8 million in 2009 from $969.8 million in 2008.  The decrease in revenues was attributable to the lower business volumes from customers across all service lines and skill categories due to the weak economic conditions that occurred in 2009.

•         By skill—ITdecreased 22.3% from the prior year primarily due to the completion of a large IT staffing project in mid-2008 and lower demand from several large customers.  Finance and accounting revenues decreased 14.7% compared with the prior year due to lower customer demand, including significant decreases in permanent placement activity across all skills.  Administrative revenues decreased 50.6% due to declines in several larger customers in the technology and financial services industries as well as lower demand in general due to the weak U.S. economy.  Other skills decreased 8.6% and primarily reflected a slowdown in our RPO business due to client hiring freezes and deferrals as the U.S. economy remained weak, offset by growth in our professional contingent workforce services business.

•         By service—Temporary staffing decreased 23.7% in 2009 compared with the prior year due to the slower economy.  Outsourcing and other revenues increased 3.4% due to increases in professional contingent workforce services, partially offset by lower RPO revenues.  Permanent placement revenues decreased by 60.1%, as a result of customer decisions to defer hiring due to economic uncertainty.

                Gross Profit—Professional Services gross profit decreased to $189.9 million or 25.1% of revenues in 2009 from $276.2 million or 28.5% of revenues in the prior year.  This 340 basis point decrease in gross profit margin was due to:

•         A change in business mix primarily due to lower permanent placement revenues (170 basis points);

•         Lower temporary staffing margins (50 basis points) driven by lower pay/bill spreads and higher payroll taxes which were partially offset by lower employee benefit cost;

•         Lower outsourcing and other margins due to growth in the professional payrolling business (140 basis points), partially offset by higher margins in our RPO business (20 basis points).

                Segment Operating Profit—Professional Services segment operating profit was $26.5 million in 2009 compared with $46.0 million in the prior year.  Although we significantly decreased operating expenses to $163.4 million from $230.2 million, operating expenses as a percentage of gross profit increased to 86.0% from 83.3%.  The increase in operating expenses as a percentage of gross profit was primarily due to deleveraging as business volumes and gross profit margins decreased at a more rapid rate than related costs.

                Staffing Services

                Information on the Staffing Services segment’s skill sets and service lines for the periods indicated were as follows (in thousands):

	Fiscal Years
	2010		2009		2008
		% of		% of		% of
		Total		Total		Total
Revenues by Skill:
Clerical	$589,213	54.7%	$570,255	59.8%	$719,073	59.0%
Light Industrial	488,240	45.3%	383,810	40.2%	500,240	41.0%
Segment revenues	$1,077,453	100.0%	$954,065	100.0%	$1,219,313	100.0%

Revenues by Service:
Temporary Staffing	$1,069,956	99.3%	$947,825	99.3%	$1,205,756	98.9%
Permanent Placement	7,497	0.7%	6,240	0.7%	13,557	1.1%
Segment revenues	$1,077,453	100.0%	$954,065	100.0%	$1,219,313	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenue)
Temporary Staffing	15.3%		15.1%		16.0%
Permanent Placement	100.0%		100.0%		100.0%
Total Staffing Services	15.9%		15.6%		16.9%

Fiscal 2010 compared with 2009

                Revenues—Staffing Services revenues increased to $1.1 billion in 2010 from $954.1 million in the prior year.  The increase was primarily due to increasing business volumes among existing customers in the United States and Canada as the economy continued to improve.

•         By skill—Light industrial revenues increased 27.2% from prior year levels due to higher volumes among several of our customers, primarily in the distribution, consumer products, and retail industries.  Consistent with trends in past economic cycles, light industrial staffing tends to begin growing before other skills, including clerical. Clerical revenues increased 3.3% in 2010 compared with the prior year primarily due to several clients increasing their staffing needs due to the improvement in the economy.

•         By service—Temporary staffing revenues increased 12.9% compared with the prior year due to the improvement in the U.S. economy and as customers increased demand for light industrial temporary labor.  Permanent placement revenues increased 20.1% in 2010 compared with the prior year primarily due to employers increasing their hiring to meet demands after significant reductions in their workforces. This revenue increase reflects slightly improving employment trends in the United States and Canada.

                Gross Profit—Gross profit increased to $171.1 million in 2010 compared with $149.3 million in the same prior year period.  The overall gross margin was 15.9% in 2010 compared with 15.6% in the prior year.  The increase of 30 basis points was due to a shift in our services due to an increase in permanent placement revenues (10 basis points) and higher temporary staffing margins (20 basis points) due to higher pay/bill spreads and lower employee burden costs.

                Segment Operating Profit (Loss)—Staffing Services segment operating profit was $18.2 million or 1.7% of revenues in 2010 compared with an operating loss of $0.7 million or (0.1%) in the prior year.  Operating expenses increased by $2.9 million or 2.0% year over year, but decreased as a percentage of gross profit to 89.4% compared with 100.4% in the prior year.  The decrease in operating expenses as a percentage of gross profit was primarily due to productivity improvements and continued effective management of our cost structure.

                Outlook— We continue to focus on executing our strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts to obtain higher gross profit margins.  Sales activity and improving operating leverage remain our major areas of focus for the upcoming year.  Due to the sensitivity of our Staffing Services business to economic conditions, we continue to carefully monitor gross profit trends and expenses to achieve appropriate profitability.

                Fiscal 2009 compared with 2008

                Revenues—Staffing Services revenues decreased to $954.1 million in 2009 from $1.2 billion in the prior year.  Revenues decreased 21.8% from the prior year primarily due to lower business volumes among existing customers in the U.S. and Canada due to the slow economy.

•         By skill—Clerical revenues decreased 20.7% from prior year levels due to lower demand among various customers, primarily in the financial, business services and transportation industries.  Light industrial revenues decreased 23.3% from prior year levels due to lower business volumes among several of our customers, primarily in the technology, consumer products, manufacturing and retail industries, and the loss of a large customer in mid-2008 due to unacceptable pricing.

•         By service—Temporary staffing revenues decreased 21.4% compared with the prior year due to the slowing economy, which resulted in lower temporary employment in the U.S.  Permanent placement revenues decreased 54.0% in 2009 compared with the prior year primarily due to employers significantly reducing their hiring in 2009 due to the weak economy in the U.S. and Canada.

                Gross Profit—Gross profit decreased to $149.3 million or 15.6% of revenue in 2009 compared with $205.8 million or 16.9% in the prior year period.  The decrease of 130 basis points in gross profit margin resulted from lower temporary staffing margins of 90 basis points due to lower pay/bill spreads (80 basis points) and higher payroll taxes and other employee burden costs (10 basis points) combined with a change in revenue mix resulting from disproportionally lower permanent placement revenues (40 basis points).

                Segment Operating (Loss) Profit—Staffing Services segment operating loss was $0.7 million compared with profit of $4.1 million in the prior year.  Operating expenses as a percentage of gross profit increased to 100.4% compared with 98.0% in the prior year.  Higher operating expenses as a percentage of gross profit were due to deleveraging as volumes and gross profit margins decreased faster than operating expenses were reduced.

                Unallocated Corporate Costs

                2010 compared with 2009—Unallocated corporate costs were consistent from year to year at $12.9 million or 0.6% of revenue in 2010 compared with $12.4 million or 0.7% in 2009.

                2009 compared with 2008—Unallocated corporate costs decreased to $12.4 million in 2009 from $16.7 million in 2008, due to cost containment actions as business volumes decreased.  Unallocated corporate costs as a percentage of revenues were 0.7% and 0.8% in 2009 and 2008, respectively.

Liquidity and Capital Resources

                Cash Flows

As of December 26, 2010, we had total cash of $18.5 million (an increase of $10.4 million from December 27, 2009).  Total debt was $5.0 million as of December 26, 2010 compared with $13.6 million as of December 27, 2009.  Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Cash Provided By (Used In):
Operating activities	$63,323	$41,082	$79,183
Investing activities	(34,273)	(4,340)	4,507
Financing activities	(18,636)	(36,333)	(90,757)
Effect of exchange rates	30	24	(656)
Net increase (decrease) in cash and cash equivalents	$10,444	$433	$(7,723)

    Operating cash flows

    Cash provided by operating activities for 2010 was $63.3 million.  Cash flow from operating activities before changes in working capital was $61.9 million, which increased from $32.8 million in 2009 due to higher adjusted earnings from continuing operations combined with low levels of cash taxes paid due to the utilization of existing deferred tax assets.  Lower working capital employed contributed $1.4 million to operating cash flow in 2010 compared with $8.3 million in 2009.

                Cash provided by operating activities for 2009 was $41.1 million.  Cash flow from operating activities before changes in working capital was $32.8 million, which decreased from $48.6 million in 2008 due to lower adjusted earnings from continuing operations as the slower economy negatively impacted our operating results.  Lower working capital contributed $8.3 million to operating cash flow in 2009.  Cash generated from lower working capital resulted primarily from a decrease in accounts receivable compared with prior year-end levels due to lower revenue volume and improved DSO of 41 days at the end of 2009.  This was partially offset by $10.9 million used for severance and leases related to restructuring and other charges (included in “Accounts payable and accrued liabilities” in the Consolidated Statements of Cash Flows).

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

                Investing cash flows

                Cash used for investing activities of $34.3 million in 2010 primarily relates to the payment of $29.2 million, net of cash acquired, for the Tatum acquisition in the first quarter of 2010, $1.5 million of additional consideration paid in connection with a 2007 acquisition (i.e. an earnout payment) and capital expenditures of $4.6 million.

                Cash used for investing activities of $4.3 million in 2009 was primarily due to the payment of $3.0 million related to a 2007 acquisition and the purchase of a franchised operation in 2009 and capital expenditures of $2.1 million, primarily related to the implementation of an upgraded telecommunications system.

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

                Financing cash flows

Cash used in financing activities for 2010 of $18.6 million was primarily related to the repayments on our lines of credit of $10.7 million, repayment of other debt of $4.3 million and $4.2 million for the purchase of treasury shares.

                Cash used in financing activities for 2009 of $36.3 million was primarily related to the repayments on our lines of credit of $23.4 million, repayment of other debt of $4.4 million and $8.6 million for the purchase of treasury shares.

Cash used in financing activities for 2008 of $90.8 million was primarily related to the repayments on our lines of credit of $49.9 million, repayment of other debt of $15.6 million, including the early payment of the Technisource deferred purchase price, and $25.3 million for the purchase of treasury shares.

                Financing

                We believe that a combination of our existing cash balances, other liquid assets, operating cash flows and existing revolving lines of credit, taken together, provide adequate resources to fund ongoing operating requirements.  However, our operating cash flow could be impacted by factors outside of our control.

On October 29, 2010, the Company and its lenders entered into an amendment (the “First Amendment”) to the Amended and Restated Loan and Security Agreement (the “Agreement”), extending the maturity date of its U.S. dollar revolving line of credit (the “Revolver”) to November 15, 2014 and reducing the interest rate margins and fees.  The First Amendment did not materially change any of the covenants contained in the Revolver.

                As of December 26, 2010, there was $0.05 million outstanding under this facility, and as of December 27, 2009, there was $10.8 million outstanding.  As of December 26, 2010, total availability was $157.6 million (calculated as eligible receivables of $224.2 million, less: borrowings outstanding of $0.05 million, letters of credit of $31.9 million and a one week payroll reserve of $34.6 million).  The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 4.75% (prime rate plus 1.50% margin) as of December 26, 2010.  Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.375% to 0.5% per annum that is determined by the unused portion of the revolving line of credit.  For letters of credit, we pay an annual rate based on availability under the line (currently 2.5%) plus a fixed fronting fee of 0.125%.  For further discussion on letters of credit, see Note 11, “Commitments and Contingencies.”

                The Revolver contains certain affirmative and negative covenants, the most significant of which is a minimum fixed charge coverage requirement under certain conditions.  If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x.  At December 26, 2010, excess availability was $157.6 million and we were in compliance with all covenants of the Revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations, or sales, and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

Contractual obligations and commitments (in thousands)

                As of December 26, 2010, the Company had contractual obligations and future commitments as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
Debt obligations (1)	$10,164	$2,914	2,776	2,559	1,915	-	-
Capital lease obligations	3,012	1,780	870	362	-	-	-
Operating lease obligations (2)	63,224	19,995	15,955	9,619	5,646	4,265	7,744
Purchase obligations (3)	46,039	16,702	12,137	10,796	4,648	439	1,317
Other liabilities (4)	1,941	1,538	62	62	62	62	155
ASC 740 (FIN 48) obligations,
including interest and penalties	950	109	55	-	-	-	786
Total	$125,330	$43,038	$31,855	$23,398	$12,271	$4,766	$10,002

(1)           Debt obligations include the U.S. dollar revolving line of credit and interest bearing obligations to certain former members of Tatum.  The future maturity of the U.S. dollar revolving line of credit balance is presented in 2014, the year of scheduled maturity, although the revolving line of credit is classified as a current debt obligation in the accompanying Consolidated Balance Sheet in accordance with Generally Accepted Accounting Principles.  These amounts primarily include estimated interest, letter of credit fees and unused line fees based on current rates as the balance was largely repaid as of year-end 2010.

(2)           Operating lease obligations for rent and equipment are expected to be offset by future sublease income of $0.2 million in 2011, $0.1 million in 2012 and $0.1 million in 2013.

(3)           Purchase obligations include normal and customary contracts and minimum spend contracts in the ordinary course of business, primarily information technology outsourcing and maintenance contracts.

(4)           Other liabilities include the final installment of acquisition consideration for a 2007 transaction and obligations related to the acquisition of Tatum.

Off-Balance Sheet Arrangements

                As of December 26, 2010, we had $31.9 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs such as workers’ compensation insurance.  As of December 26, 2010, none of these irrevocable letters of credit had been drawn upon.

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

                Allowance for Doubtful Accounts—Management analyzes aged receivables and the related allowance for doubtful accounts on a quarterly basis.  We use historical experience in assessing the adequacy of the reserve which includes reviewing: net write-offs in relation to revenues, the allowance in comparison to the gross accounts receivable balance and comparative agings.  Receivables deemed by management to be uncollectible based on historical trends are reserved for and/or consequently written-off.  Historically, losses from uncollectible accounts have not exceeded our allowance.  Due to the judgment used in making these assumptions, the ultimate amount of accounts receivable that become uncollectible could differ from our original estimate due to a changing economy or a change in our customers’ financial positions, which could result in charges or credits to amounts recorded in selling, general and administrative expenses.

Goodwill and Other Intangible Assets—As required by Accounting Standards Codification No. 350 (ASC 350), (Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”), goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis, or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  For the purposes of our ASC 350 impairment testing, our reporting units are the same as our operating segments, Professional and Staffing Services.  Performing an impairment test involves estimating the fair value of a reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

SFN performed its annual impairment test of goodwill as of October 2010.  Based on the results of our annual impairment testing, the fair values of our reporting units at October 2010, exceeded their carrying values by a significant margin.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. The estimates of fair value of intangibles not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Changes in these assumptions may have a material impact on the financial statements.  The results of SFN’s impairment test indicated that no adjustments to the carrying amounts of its non-amortizing intangible assets were required.

Impairment of long-lived assets—Long-lived assets, primarily fixed assets and other intangible assets, are evaluated by SFN in accordance with ASC 360 (SFAS No. 144 “Accounting for the Impairment of Long-lived Assets”), whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  SFN evaluates the fair value of its long-lived assets using an undiscounted cash flow analysis to estimate the assets’ fair value. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the assets’ carrying value in excess of fair value. Based on SFN’s evaluation, there were no events or changes in circumstances that indicated that the value of the assets were not recoverable.  In addition, the remaining useful lives of long-lived assets are reviewed annually.  Based on SFN’s evaluation, there were no changes to the remaining useful lives of the long-lived assets.

Accrued self-insurance losses—We retain a portion of the risk under our workers' compensation, general liability, professional liability, employment practices liability and health benefits insurance programs.  Recording reserves for self-insured losses involves a considerable amount of judgment.  In developing the reserves, we use the assistance of actuaries to estimate most of our accruals under the following circumstances: (i) when the accruals are sufficiently material, (ii) when there is an adequate population of claims upon which to prepare actuarial estimates and (iii) when the claims develop over a longer period of time. For all other accruals we base our reserves on internal estimates.  Estimated losses for workers' compensation have been discounted at 2.25% and 2.73% as of December 26, 2010 and December 27, 2009, respectively. While management believes that the amount recorded for the liabilities is adequate, there can be no assurance that changes to management’s estimates may not occur due to limitations inherent in the estimation process.  Factors that can affect our reserves are as follows:

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

•          Prolonged changes in interest rates for risk-free U.S. governmental bonds could also affect the discount rate used in estimating these liabilities.  An increase or decrease of 1.0% in the discount rate would result in a reduction or increase, respectively, to pre-tax expense of approximately $1.4 million.

                Management reviews these assumptions and related reserves and changes in the estimates of these accruals are charged or credited to cost of services for billable temporary staff and/or selling, general and administrative expenses for branch and administrative staff in the period determined.  The Company monitors the impact of reserve changes on its results of operations and over time such reserve changes tend to be insignificant to overall gross profits.  During 2010, our workers’ compensation and other insurance costs were increased by $4.5 million and decreased by $1.7 million during 2009, for adjustments to prior year reserves and the discount rate.

                SFN provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims.  SFN also provides cash deposits to various transaction processing vendors (“Other current assets” in the accompanying Consolidated Balance Sheets).  The letters of credit and insurance deposits were $31.9 million and $0.3 million at December 26, 2010, respectively, and $37.0 million and $0.4 million at December 27, 2009, respectively.

                Share‑Based Compensation—We recognize compensation expense for all share-based payments by estimating the fair value of restricted stock units and stock options at grant date.  The fair value of stock options is estimated using the Black-Scholes-Merton option-pricing model.  Calculating the fair value of share-based payment awards requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility.  Management bases expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.  See Note 2, “Share-Based Compensation” to the Consolidated Financial Statements for a further discussion on share-based compensation.

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

                At December 26, 2010, we had a net deferred tax asset of $137.0 million, net of a valuation allowance of $5.8 million.  Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods.  The net deferred tax asset was evaluated under the guidelines of ASC 740 (SFAS No. 109, “Accounting for Income Taxes”) and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings.  These objective factors include historical taxable income, normalized for non-recurring income and expense items.  The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In assessing a valuation allowance, we consider all positive and negative evidence available at the time, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies.  The current valuation allowance relates primarily to foreign tax credit carryforwards, the benefit on capital loss carryforwards and the benefit on state net operating loss carryforwards that are not expected to be realized.  If we determine that future taxable earnings will be insufficient to recover the deferred tax assets, we will be required to write-off all or a portion of the remaining net deferred tax assets by a charge to earnings.

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

Non-GAAP Financial Measures

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION
(in thousands, except per share amounts)
	Twelve Months Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
Adjusted earnings from continuing operations	$17,064	$160	$12,587
Adjustment of tax valuation allowance	-	-	1,064
Impairment of goodwill and other intangibles, net of tax benefit	-	(1,766)	(121,249)
Restructuring and other charges, net of tax benefit	(2,011)	(4,318)	(6,959)
Earnings (loss) from continuing operations	15,053	(5,924)	(114,557)
Loss from discontinued operations, net of tax	(160)	(404)	(3,932)
Net earnings (loss)	$14,893	$(6,328)	$(118,489)
Per share-Diluted amounts:(1)
Adjusted earnings from continuing operations	$0.31	$-	$0.24
Adjustment of tax valuation allowance	-	-	0.02
Impairment of goodwill and other intangibles, net of tax benefit	-	(0.03)	(2.27)
Restructuring and other charges, net of tax benefit	(0.04)	(0.08)	(0.13)
Earnings (loss) from continuing operations	0.28	(0.11)	(2.14)
Loss from discontinued operations, net of tax	-	(0.01)	(0.07)
Net earnings (loss)	$0.27	$(0.12)	$(2.22)
Weighted-average shares used in computation of earnings (loss) per share	54,606	51,810	53,490
(1) Earnings (loss) per share amounts are calculated independently for each component and may not add due to rounding.

32

                 This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (“GAAP”) to be presented in the financial statements.  Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules.  Specifically, adjusted earnings from continuing operations is a non-GAAP financial measure which excludes impairment of goodwill and other intangibles, restructuring and other charges related to acquisitions and other cost reduction initiatives, and adjustments to tax valuation allowances. Adjusted earnings from continuing operations are key measures used by management to evaluate its operations.  Non-GAAP financial measures should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations.  Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

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

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                SFN is exposed to interest rate risk related to a portion of its debt.  The outstanding variable-rate debt was $0.05 million and $10.8 million at December 26, 2010 and December 27, 2009, respectively.  Based on the outstanding balances in 2010 and 2009, a change of 1% in the interest rate would have caused a change in interest expense of an immaterial amount in 2010 and $0.1 million in 2009.

                From time to time, we participate in foreign exchange hedging activities to mitigate the impact of changes in foreign currency exchange rates.  We attempt to hedge transaction exposures through natural offsets.  To the extent this is not practicable, exposure areas which are considered for hedging are foreign currency denominated receivables and payables, intercompany loans and firm committed transactions.  We use financial instruments, principally forward exchange contracts, in our management of foreign currency exposures related to our Canadian operations.  We do not enter into forward contracts for trading purposes.  In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from external sources.  As of December 26, 2010, we had one outstanding forward contract to sell CAD $6.2 million in January 2011. The Canadian hedge is expected to remain outstanding until the Canadian intercompany loan is repaid. This derivative had a fair value or cost to unwind that is not material to our consolidated results of operations.

                When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding.  The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. SFN provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims.  The cost of the letters of credit is based on a margin as determined by an interest rate grid, plus a fixed fronting fee of 12.5 basis points, which is subject to availability under the U.S. credit facility. The letters of credit were $31.9 million and $37.0 million at December 26, 2010 and December 27, 2009, respectively.  We are exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments.  Any potential credit exposure does not exceed the fair value.  We believe the risk of incurring losses due to credit risk is remote.

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

                    Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control‑Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 26, 2010.

                Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, such attestation report is included herein.

/s/ Roy G. Krause	/s/ Mark W. Smith
Roy G. Krause President and Chief Executive Officer	Mark W. Smith Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SFN Group, Inc.

Fort Lauderdale, Florida

We have audited the internal control over financial reporting of SFN Group, Inc. and subsidiaries (the "Company") as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectivenness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibilty is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 26, 2010 of the Company and our report dated March 4, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SFN Group, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of SFN Group, Inc. and subsidiaries (the "Company") as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SFN Group, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 4, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Fiscal Years Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
Revenues	$2,053,376	$1,710,880	$2,189,156
Cost of services	1,629,377	1,371,735	1,707,153
Gross profit	423,999	339,145	482,003
Selling, general and administrative expenses	380,115	325,688	448,615
Goodwill and intangible asset impairment	-	2,900	149,793
Amortization expense	8,232	6,514	8,142
Interest expense	5,882	4,126	5,703
Interest income	(129)	(173)	(407)
Restructuring and other charges	3,302	7,091	11,427
	397,402	346,146	623,273

Earnings (loss) from continuing operations before income taxes	26,597	(7,001)	(141,270)
Income tax (expense) benefit	(11,544)	1,077	26,713

Earnings (loss) from continuing operations	15,053	(5,924)	(114,557)
Loss from discontinued operations, net of tax	(160)	(404)	(3,932)

Net earnings (loss)	$14,893	$(6,328)	$(118,489)

Earnings (loss) per share-Basic:(1)
Earnings (loss) from continuing operations	$0.29	$(0.11)	$(2.14)
Loss from discontinued operations	-	(0.01)	(0.07)
	$0.28	$(0.12)	$(2.22)

Earnings (loss) per share-Diluted:(1)
Earnings (loss) from continuing operations	$0.28	$(0.11)	$(2.14)
Loss from discontinued operations	-	(0.01)	(0.07)
	$0.27	$(0.12)	$(2.22)

Weighted average shares used in computation of earnings (loss) per share:
Basic	52,503	51,810	53,490
Diluted	54,606	51,810	53,490

(1) Earnings per share amounts are calculated independently for each component and may not add due to rounding.

See Notes to Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 26,	December 27,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$18,478	$8,034
Receivables, less allowance for doubtful accounts of $3,382 and
$2,261, respectively	291,691	228,180
Deferred tax asset	26,974	10,236
Other current assets	9,930	11,430
Total current assets	347,073	257,880
Property and equipment, net	40,179	49,737
Deferred tax asset	110,000	135,695
Goodwill	31,073	810
Tradenames and other intangibles, net	60,810	57,427
Other assets	23,073	22,042
	$612,208	$523,591
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and revolving line of credit	$2,592	$12,352
Accounts payable and other accrued expenses	100,129	57,403
Accrued salaries, wages and payroll taxes	68,157	46,381
Accrued insurance reserves	21,501	19,037
Accrued income tax payable	1,016	806
Other current liabilities	7,832	6,399
Total current liabilities	201,227	142,378
Long-term debt, net of current portion	2,422	1,246
Accrued insurance reserves	18,214	14,617
Deferred compensation	17,559	14,702
Other long-term liabilities	2,910	4,692
Total liabilities	242,332	177,635
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares; none issued or outstanding	-	-

Common stock, par value $0.01 per share; authorized, 200,000,000; issued 65,341,609 shares	653	653
Treasury stock, at cost, 14,683,747 and 15,896,160 shares, respectively	(102,006)	(113,421)
Additional paid-in capital	851,023	853,516
Accumulated deficit	(383,317)	(398,210)
Accumulated other comprehensive income	3,523	3,418
Total stockholders' equity	369,876	345,956
	$612,208	$523,591

See Notes to Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For Fiscal Years Ended December 26, 2010, December 27, 2009, and December 28, 2008
(amounts in thousands)
					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total
Balance as of December 30, 2007	$653	$(83,681)	$848,628	$(273,393)	$8,453	$500,660
Comprehensive loss:
Net loss	—	—	—	(118,489)	—	(118,489)
Other comprehensive loss:
Foreign currency translation adjustments
arising during the period	—	—	—	—	(5,189)	(5,189)
Comprehensive loss						(123,678)
Proceeds from exercise of employee
stock options, including tax benefit	—	86	(229)	—	—	(143)
Proceeds from issuance of shares under
Employee Stock Purchase Plan	—	1,120	(524)	—	—	596
Share-based compensation expense	—	—	4,121	—	—	4,121
Treasury stock purchases	—	(25,079)	—	—	—	(25,079)
Other, net	—	1,054	(1,343)	—	—	(289)
Balance as of December 28, 2008	653	(106,500)	850,653	(391,882)	3,264	356,188
Comprehensive loss:
Net loss	—	—	—	(6,328)	—	(6,328)
Other comprehensive loss:
Foreign currency translation adjustments
arising during the period	—	—	—	—	154	154
Comprehensive loss						(6,174)
Proceeds from exercise of employee
stock options, including tax benefit	—	36	(12)	—	—	24
Proceeds from issuance of shares under
Employee Stock Purchase Plan	—	2,005	(1,519)	—	—	486
Share-based compensation expense			3,094			3,094
Treasury stock purchases	—	(8,881)		—	—	(8,881)
Other, net	—	(81)	1,300	—	—	1,219
Balance as of December 27, 2009	653	(113,421)	853,516	(398,210)	3,418	345,956
Comprehensive income:
Net earnings	—	—	—	14,893	—	14,893
Other comprehensive income:
Foreign currency translation and other
adjustments arising during the period	—	—	—	—	105	105
Comprehensive income						14,998
Proceeds from exercise of employee
stock options, including tax benefit	—	1,018	(243)	—	—	775
Proceeds from issuance of shares under
Employee Stock Purchase Plan	—	826	(434)	—	—	392
Share-based compensation expense	—	—	5,831	—	—	5,831
Stock issuances for Tatum acquisition	—	11,837	(4,524)	—	—	7,313
Treasury stock purchases	—	(4,910)	—	—	—	(4,910)
Other, net	—	2,644	(3,123)	—	—	(479)
Balance as of December 26, 2010	$653	$(102,006)	$851,023	$(383,317)	$3,523	$369,876

See Notes to Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Fiscal Years Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$14,893	$(6,328)	$(118,489)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Discontinued operations loss on disposal, net of income tax	-	-	1,755
Goodwill and other intangible impairment	-	2,900	149,793
Depreciation and amortization	26,826	27,021	29,373
Deferred income tax expense (benefit)	9,783	(2,321)	(29,818)
Restructuring and other charges	3,302	7,091	11,427
Share-based compensation	5,831	3,094	4,121
Other non-cash charges	1,293	1,323	428
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(53,493)	40,126	78,854
Other assets	2,676	1,426	598
Accounts payable and accrued liabilities	52,212	(33,250)	(48,859)
Net cash provided by operating activities	63,323	41,082	79,183
Cash flows from investing activities:
Payments proceeds related to sale of discontinued operations	-	-	(5,301)
Acquisitions, net of cash acquired	(30,717)	(2,959)	(190)
Capital expenditures, net	(4,600)	(2,120)	(8,935)
Insurance reimbursements	-	-	18,413
Other	1,044	739	520
Net cash (used in) provided by investing activities	(34,273)	(4,340)	4,507
Cash flows from financing activities:
Debt repayments	(4,316)	(4,359)	(15,644)
Repayments of lines of credit, net	(10,725)	(23,366)	(49,863)
Proceeds from issuance of securities through employee benefit plans	637	24	59
Purchases of treasury stock	(4,232)	(8,881)	(25,312)
Other, net	-	249	3
Net cash used in financing activities	(18,636)	(36,333)	(90,757)
Effect of exchange rates on cash and cash equivalents	30	24	(656)
Net increase (decrease) in cash and cash equivalents	10,444	433	(7,723)
Cash and cash equivalents, beginning of period	8,034	7,601	15,324
Cash and cash equivalents, end of period	$18,478	$8,034	$7,601
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1,880	$1,377	$1,695
Interest expense	$4,491	$3,098	$5,107
Non-cash activities:
Accrual of fixed asset purchases	$2,458	$526	$497
Short-term note payable for purchase of software, hardware and related costs	$2,831	$1,717	$3,172

See Notes to Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Business—SFN Group, Inc.,(“SFN” or the “Company”) formerly Spherion Corporation, is a strategic workforce solutions provider founded in 1946.  SFN is headquartered in Fort Lauderdale, Florida, and operates a network of 559 locations within the United States of America and Canada.  The Company has two operating segments, Professional Services and Staffing Services, which provide temporary staffing, outsourcing and other services and permanent placement under several specialty brands. Temporary staffing includes placing our employees at a customer location under the customer’s supervision in the following skill categories: information technology, finance and accounting, administrative, legal, engineering, sales and marketing, human resources, light industrial and clerical.  Outsourcing and other includes services where we manage aspects of the operation of a customer function such as recruiting, contingent labor management, independent contractor compliance and professional payrolling; where services are typically provided under long-term contracts.  Permanent placement is a service where we locate talent on behalf of our customers, screen the candidates and assist in the recruitment efforts for a fee.

                Consolidation Policy—The accompanying Consolidated Financial Statements include the accounts of SFN, its wholly‑owned subsidiaries and certain other entities it is required to consolidate.  All intercompany transactions and balances have been eliminated.

                In accordance with ASC 810 (SFAS No.167 “Amendments to FASB Interpretation No. 46(R)”),SFN consolidates variable interest entities (VIE’s) for which it is the primary beneficiary.  SFN has evaluated the provisions of ASC 810 and determined that it applies to its franchise agreements.  SFN has determined that these agreements by themselves do not create a VIE, but in some cases SFN has provided loans under these agreements which may create a VIE.

VIE’s are generally entities that lack sufficient equity to operate without additional subordinated financial support from other parties or are entities whose equity holders do not have adequate decision making authority.  SFN, in cases when financing support is provided to a franchisee, must evaluate whether or not it is the primary beneficiary. The primary beneficiary of a VIE is the party that (a) has the power to direct the activities of a VIE that significantly impacts its economic performance and (b) has the obligation to absorb the losses or the rights to receive the benefits that could be significant to the VIE.

                SFN’s VIE consolidated net assets were $0.5 million and $1.1 million at December 26, 2010 and December 27, 2009, respectively.  Each franchisee’s loan is collateralized by its respective business and in the event of default on the loan, SFN retains the right to take over the franchisee’s operations.  General creditors of SFN’s franchisees do not have any recourse against SFN.  All net assets are included in “Other current assets” in the accompanying Consolidated Balance Sheets.

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

                Fiscal Year—SFN’s fiscal year is comprised of the 52 or 53 weeks ending on the last Sunday in December.  The fiscal years ended on December 26, 2010 (“fiscal year 2010” or “2010”), December 27, 2009 and December 28, 2008, all contained 52 weeks.

                Cash and Cash Equivalents—All highly liquid investments with original maturities of 90 days or less at the time of purchase are classified as cash equivalents.  Cash equivalents are carried at cost, which approximates fair value due to the short-term maturities of these instruments.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

                Investments—SFN invests in mutual funds in an amount approximately equal to its obligation to employees pursuant to the terms of its non-qualified deferred compensation plans (See Note 10, “Employee Savings and Investment Plans”).  These investments are classified as trading securities and are reported at fair value with gains and losses included in earnings during the period incurred.  Fair value is determined based on quoted prices in active markets, Level I of the fair value hierarchy.  The specific identification method is used to determine the cost of investments sold.  These investments are included in “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets.

Goodwill and Other Intangible Assets— As required by ASC 350, (Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”), goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis, or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. For the purposes of our ASC 350 impairment testing, our reporting units are the same as our operating segments, Professional and Staffing Services.  Performing an impairment test involves estimating the fair value of a reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

As of December 26, 2010, goodwill allocated to each of the reporting units, Professional Services and Staffing Services was $30.6 million and $0.5 million, respectively. SFN performed its annual impairment test of goodwill as of October 2010.  Based on the results of our annual impairment testing, the fair value of our reporting units at October 2010, exceeded their carrying amounts by a significant margin.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. The estimates of fair value of intangibles not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Changes in these assumptions may have a material impact on the financial statements.  The results of SFN’s impairment tests indicated that no adjustment to the carrying amounts of its’ non-amortizing intangible assets were required.

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

                Capitalized Software Costs—Software which has been developed for internal use is accounted for in accordance with ASC 350, (Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”).   Only costs incurred during the application development stage, including design, coding, installation and testing are capitalized.  These capitalized costs include external consulting fees, software license fees and internal labor costs for employees directly associated with software development.  Upgrades or modifications that result in additional functionality are capitalized, while upgrades or modifications that do not result in additional functionality are expensed as incurred.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets—As required by ASC 360 (SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), long-lived assets should be tested for recoverability whenever events or circumstances indicate that their carrying amount may not be recoverable.  If such circumstances existed, SFN would evaluate the fair value of its long-lived assets using an undiscounted cash flow analysis to estimate the assets’ fair value. If the estimated future cash flows are projected to be less than the carrying value, an impairment loss would be recorded, measured by the amount of the assets’ carrying value in excess of fair value. Based on SFN’s evaluation, there were no events or changes in circumstances that indicated that the value of the assets were not recoverable. In addition, the remaining useful lives of long-lived assets are reviewed annually.  Based on SFN’s evaluation, there were no changes to the remaining useful lives of the long-lived assets.

                Accrued Self-Insurance Losses—SFN retains a portion of the risk under its workers’ compensation, general liability, professional liability, employment practices liability and health benefits insurance programs.  Estimated losses for workers’ compensation have been discounted at 2.25% and 2.73% at December 26, 2010 and December 27, 2009, respectively.  While management believes that the amount recorded for the liabilities is adequate, there can be no assurance that changes to management’s estimates may not occur due to limitations inherent in the estimation process.  Changes in the estimates of these accruals are charged or credited to earnings in the period determined.  SFN provides letters of credit to its workers’ compensation insurance carrier and various states to collateralize obligations for outstanding claims.  SFN also provides cash deposits to various transaction processing vendors (Included in “Other current assets” in the accompanying Consolidated Balance Sheets).   The letters of credit and insurance deposits were $31.9 million and $0.3 million at December 26, 2010, respectively, and $37.0 million and $0.4 million at December 27, 2009, respectively.

                Fair Value of Financial Instruments—SFN’s financial instruments consists of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The recorded values of long-term debt approximate their fair value, as interest approximates market rates.

                Foreign Currency Translation—SFN’s Canadian operation uses the Canadian dollar as its functional currency.  Assets and liabilities of this operation are translated at the exchange rates in effect on the balance sheet date.  Amounts included in SFN’s Consolidated Statements of Operations are translated at the average exchange rates for the year.  The impact of currency fluctuation is included in stockholders’ equity as part of accumulated other comprehensive income.

                Revenue Recognition—SFN records revenues from sales of services by its company‑owned and franchised operations and from royalties earned on sales of services by its area-based franchised operations.  Temporary staffing revenues and the related labor costs are recorded in the period in which services are performed.  Permanent placement revenues are recognized upon candidate start date.  Allowances are established to estimate losses due to placed candidates not remaining employed for SFN’s guarantee period.  SFN also enters into agreements with its customers to provide Recruitment Process Outsourcing (“RPO”) in which the recruitment functions of the customer are provided by SFN.  Revenues are recognized when services are delivered and to the extent that amounts are non-refundable under the terms of the agreement.  Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenues.

                SFN follows ASC 605 (Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”), in the presentation of revenues and expenses.  This guidance requires SFN to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others.  In situations where SFN is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the Consolidated Statements of Operations.  When we act as an agent, such as in cases where we provide service using a third-party vendor, we report the revenues on a net basis and the corresponding receivable from the client and liability to the vendor.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                SFN utilizes two forms of franchising agreements.  Under the first form, SFN records area-based franchise royalties in accordance with ASC 952, (SFAS No. 45, “Accounting for Franchise Fee Revenue”),based upon the contractual percentage of area-based franchise sales in the period in which the area-based franchisee provides the service.  Area-based franchise royalties, which are included in revenues, were $5.1 million, $4.3 million, and $6.3 million for the 2010, 2009 and 2008 fiscal years, respectively.  The second form of franchising agreement is a franchise agreement where SFN acts as the principal in customer transactions through direct contractual relationships with the customers, owning related customer receivables and being the legal employer of the temporary employee and the franchisee acts as SFN’s agent providing certain sales and recruiting services.  Accordingly, sales and costs of services generated by the second form of franchised operations are recorded in SFN’s Consolidated Statements of Operations.  SFN pays the franchisee a commission for acting as SFN’s agent and this commission is based on a percentage of gross profit from the office managed by the franchisee and averaged 74%, 75% and 74% for the fiscal years ended 2010, 2009 and 2008, respectively.  The franchisee is responsible for establishing its office location and paying related administrative and operating expenses, such as rent, utilities and salaries of the franchisee’s sales and service employees.

                Except in circumstances where SFN is required to consolidate certain franchisees' operations in accordance with ASC 810, SFN’s Consolidated Statements of Operations reflect franchisee commission as an expense, but does not include the rent, utilities and salaries of the franchisee’s full-time office employees as these expenses are the responsibility of the franchisee.  SFN has credit risk for sales to its customers through franchisee arrangements as SFN pays all direct costs associated with providing temporary services before related accounts receivable are collected.  SFN has partially mitigated this risk by making the franchisee responsible to reimburse SFN up to 100% of uncollected accounts receivable (bad debts are deducted from commission payments); however, SFN bears the loss in cases where the franchisee does not have sufficient financial wherewithal to reimburse uncollected amounts.

                Income Taxes—Deferred taxes arise from temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements.  Valuation allowances on deferred tax assets are recorded to the extent it is more likely than not that a tax benefit will not be realized.  SFN is subject to tax audits in numerous jurisdictions in the U.S. and Canada.  Tax audits by their very nature are often complex and can require several years to complete.  In the normal course of business, SFN is subject to challenges from the Internal Revenue Service (“IRS”) and other tax authorities regarding amounts of taxes due.  These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions.  Effective January 1, 2007, SFN adopted ASC 740 (FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”).  ASC 740 requires that SFN determine whether the benefits of its tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are at least more likely than not of being sustained upon audit, SFN recognizes the largest amount of the benefit that is more likely than not of being sustained in SFN’s Consolidated Financial Statements.

                Earnings Per Share—Basic earnings (loss) per share is computed by dividing earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  When the effects of the common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing net earnings plus after-tax interest on convertible debt, if applicable, by the weighted-average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options, convertible notes, restricted stock and restricted stock units.  The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method.  SFN does not currently have any convertible debt outstanding.  See Note 4, “Earnings (Loss) Per Share,” for further discussion.

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

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Share‑Based Compensation—As required by ASC 718, (SFAS No. 123(R), “Share-Based Payment”), the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors is based on estimated fair values.  The fair values of stock options are measured using an option pricing model.  The fair value of deferred stock units and restricted stock units are measured at the market price on the date of grant.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in SFN’s Consolidated Statement of Operations.  See Note 2, “Share-Based Compensation,” for further discussion.

           New Accounting Pronouncements and Interpretations—SFN adopted the provisions of ASC 810 (SFAS No.167 “Amendments to FASB Interpretation No. 46(R)”). ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and also requires an entity to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity has (a) the power to direct the significant activities of the VIE and (b) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810 eliminates the quantitative approach previously required to determine the primary beneficiary of a variable interest entity.  The adoption of ASC 810 did not have an impact on SFN’s consolidated financial statements.

2.             SHARE‑BASED COMPENSATION

                In May 2006, SFN’s stockholders approved the adoption of the 2006 Stock Incentive Plan, which replaced the 2000 Stock Incentive Plan and the Deferred Stock Plan effective July 1, 2006.  Under the 2006 Stock Incentive Plan, options to purchase SFN’s common stock and stock appreciation rights may be granted to employees and outside directors of SFN and its subsidiaries for periods not to exceed seven years at a price that is not less than 100% of fair market value on the date of grant.  The 2006 Stock Incentive Plan also allows for stock-based awards including common stock, performance shares, performance units, restricted stock and restricted stock units, although there are limitations on the amount of full value awards that can be granted. All awards of stock options, restricted stock units and other stock-based awards granted on or after July 1, 2006 will be issued under the 2006 Stock Incentive Plan.  As of December 26, 2010, SFN had 423,106 shares reserved for future grants under the 2006 Stock Incentive Plan.  Additionally, any shares subject to awards under the 2000 Stock Incentive Plan that are cancelled, forfeited or surrendered will be available for re-grant under the 2006 Stock Incentive Plan.  SFN expects to satisfy all of its obligation to issue shares under share-based compensation plans with treasury stock.

All share-based compensation expense and tax benefits, primarily related to stock option and restricted stock unit awards, recognized in the Consolidated Statements of Operations during the year were as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Share-based compensation expense- stock options and ESPP	$1,289	$838	$1,627
Share-based compensation expense- restricted stock units	4,542	2,256	2,494
	5,831	3,094	4,121
Income tax benefit	(2,114)	(1,129)	(1,370)
Share-based compensation expense, net of tax	$3,717	$1,965	$2,751

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2.             SHARE‑BASED COMPENSATION (Continued)

Stock Options and Employee Stock Purchase Plan

Compensation expense for stock options is measured at the fair value of each option grant and is estimated using the Black-Scholes-Merton option pricing model.  The fair value is then amortized over the requisite vesting periods of the awards.  Stock options vest ratably over a 3 year period based on continued service with the Company.  Use of this valuation model requires management to make certain assumptions with respect to selected model inputs.  Expected volatility was calculated based on the historical volatility of SFN’s stock.  The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.  Forfeitures are estimated based on historical option forfeiture activity.  Assumptions used in the valuation model were as follows:

	Fiscal Years
	2010	2009	2008
Expected life (in years)	4.7	4.5	4.1
Interest rate	2.4%	1.8%	2.8%
Volatility	99.0%	78.0%	50.0%
Expected dividends	-	-	-
Weighted average per share fair value	$5.75	$0.84	$2.61

                Changes under these stock option plans for the fiscal year ended December 26, 2010 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
	Shares	Price	Term (in years)	(in thousands)
Outstanding at December 27, 2009	3,715,364	$7.40
Granted	269,000	7.88
Exercised	(120,493)	5.53
Forfeited	(86,095)	9.64
Expired	(199,350)	12.06
Outstanding at December 26, 2010	3,578,426	$7.19	3.8	$10,003
Vested and expected to vest at December 26, 2010	3,578,426	$7.19	3.8	$10,003
Options exercisable at December 26, 2010	2,780,225	$7.95	3.3	$5,694

* The intrinsic value of an option is the excess of the market price at the balance sheet date of the underlying stock over the exercise price.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2.             SHARE‑BASED COMPENSATION (Continued)

The total intrinsic value of options exercised during the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008 was approximately $0.4 million, $0.01 million, and $0.1 million, respectively.

As of December 26, 2010, there was approximately $0.9 million of total unrecognized compensation costs related to nonvested stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.48 years.  The total fair value of stock options vested during the year ended December 26, 2010, December 27, 2009 and December 28, 2008 was $1.0 million, $1.7 million, and $1.9 million, respectively.

Cash received from option exercises was $0.6 million, $0.02 million, and $0.1 million, for the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

     SFN also has an Employee Stock Purchase Plan that provides substantially all employees who have been employed for at least six months an opportunity to purchase shares of its common stock at a discount of 15%.  The provisions of ASC 718 (SFAS No. 123R) require the expense related to SFN’s Employee Stock Purchase Plan be recorded in the Consolidated Statements of Operations.  The tax benefit from disqualifying dispositions and employee stock purchase plan totaled $0.06 million, $0.03 million, and $0.01 million, for the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

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

Changes in nonvested stock (restricted stock units) for the fiscal year ended December 26, 2010 were:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	1,983,128	$2.87
Granted	894,532	7.95
Vested	(647,465)	5.80
Forfeited	(241,998)	2.42
Nonvested at end of year	1,988,197	$4.26

                The weighted-average grant-date fair value of restricted stock units granted during the fiscal years ended December 26, 2010, December 27, 2009, and December 28, 2008 was $7.95, $1.56, and $6.07, respectively.  For fiscal year ended December 27, 2009, the tax expense from restricted stock units issued totaled $0.04 million.  There was no tax expense from restricted stock units for fiscal years ended December 26, 2010 and December 28, 2008.

           As of December 26, 2010, total unrecognized compensation expense related to restricted stock units was $3.9 million and is expected to vest over a weighted-average period of 1.5 years.  Compensation expense related to restricted stock units is being recognized as a selling, general and administrative expense over the vesting period. The 2.0 million nonvested shares at December 26, 2010, included 1.7 million shares that vest solely based on the passage of time and 0.3 million shares that vest solely on performance criteria which were achieved.  The total fair value of restricted stock units vested during the fiscal years ended December 26, 2010, December 27, 2009, and December 28, 2008 was $3.8 million, $1.9 million, and $2.2 million, respectively.  The restricted stock units that vested in 2010 were time and performance based awards granted in 2003, 2007, 2008 and 2009.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

3.             INCOME TAXES

                Earnings (loss) from continuing operations before income taxes in the United States of America and outside the United States of America, along with the components of the income tax provision, are as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Earnings (loss) from continuing operations before income taxes:
United States	$25,022	$(5,270)	$(121,913)
Foreign	1,575	(1,731)	(19,357)
	$26,597	$(7,001)	$(141,270)
Current tax expense (benefit):
Federal	$(450)	$-	$-
State	2,033	920	1,545
Foreign	75	65	161
	1,658	985	1,706
Deferred tax (benefit) expense:
Federal	9,045	(2,138)	(24,944)
State	641	724	(3,506)
Foreign	200	(648)	31
	9,886	(2,062)	(28,419)
Total provision (benefit) for income taxes	$11,544	$(1,077)	$(26,713)

The following table reconciles the United States federal income tax rate to SFN’s effective tax rate:

	Fiscal Years
	2010	2009	2008
Statutory rate	35.0%	(35.0)%	(35.0)%
Increase (decrease) in rate resulting from:
State and local income taxes, net of federal benefit	8.1	13.0	(0.8)
Work Opportunity Tax Credit	(2.9)	(31.3)	(2.1)
Change in valuation allowance	(1.0)	37.1	(0.8)
Goodwill and intangible asset impairment	-	(7.3)	19.0
Nondeductible meals and entertainment	2.0	4.8	0.4
Share-based compensation expense	0.3	1.2	0.1
Other, net	1.9	2.1	0.3
Effective tax rate	43.4%	(15.4)%	(18.9)%

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

3.             INCOME TAXES (Continued)

                Significant components of SFN’s deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Years
	2010	2009
Current deferred tax asset (liability):
Employee compensation and benefit plans	$1,529	$1,631
Loss carryfowards	14,844	-
Self-insurance reserves	7,032	5,612
Accrued expenses	3,303	2,472
Other	1,318	880
	28,026	10,595
Valuation allowance	(1,052)	(359)
Net current deferred tax asset	26,974	10,236

Non-current deferred tax asset (liability):
Employee compensation and benefit plans	13,597	12,377
Self-insurance reserves	8,443	7,350
Property and equipment	799	(3,022)
Goodwill and intangibles	29,000	40,007
Accrued expenses and other	1,096	566
General business and other credits carryforward	30,943	30,242
Foreign tax credit carryforward	690	915
Loss carryforwards	30,182	53,309
	114,750	141,744
Valuation allowance	(4,750)	(6,049)
Net long-term deferred tax asset	110,000	135,695

Total	$136,974	$145,931

Current tax assets	$28,026	$10,595
Current tax liability	(1,052)	(359)
Noncurrent tax asset	130,831	162,429
Noncurrent tax liability	(20,831)	(26,734)
Total	$136,974	$145,931

                At December 26, 2010, SFN had a net deferred tax asset of $137.0 million.  This deferred tax asset was evaluated under the guidelines of ASC 740, (SFAS No. 109 “Accounting for Income Taxes”), and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings.  These objective factors include historical taxable income, normalized for non-recurring income and expense items.  Using an average of this income projected to future years, if the asset can be recovered within the statutory carryforward periods, there is no impairment.

                SFN has a United States federal net operating loss carryforward in the amount of $90.8 million expiring in 2024 and thereafter.  SFN has $206.8 million of state net operating loss carryforwards which expire over the next one to twenty years.  Canadian net operating loss carryforwards are available in the amount of $2.0 million, and expire between 2014 and 2016.  The Company also has a capital loss carryforward in the amount of $11.8 million and a carryforward of $30.9 million of general business credits, primarily work opportunity tax credits. The benefits on capital loss carryforwards expire between 2011 and 2015; and general business credits carried forward will expire between 2021 and 2030.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

3.             INCOME TAXES (Continued)

                SFN’s valuation allowance decreased by $0.6 million during 2010.  The remaining valuation allowance reduces the deferred tax asset to an amount that is more likely than not to be realized, and is based on the uncertainty of the realization of two principal items. First, the exit from most of SFN’s foreign operations makes it unlikely that it will utilize any foreign tax credits in the future.  As such, a valuation allowance has been recorded against the full amount of foreign tax credit carryforward of $0.7 million.  Second, SFN has recorded a valuation allowance of $2.4 million against the capital loss carryforwards (included with total loss carryforwards of $45.0 million).  The benefits on foreign tax credits expire between 2012 and 2015.  Valuation allowances for state net operating loss carryforwards and other items account for the remainder of the total $5.8 million.  As of December 26, 2010, and December 27, 2009 there were no unremitted foreign earnings.

                  SFN files income tax returns in the U.S. federal jurisdiction and most states.  SFN also files tax returns in Canada.  SFN is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The IRS has completed examinations of SFN’s tax returns through the 2004 tax year, and all adjustments have been recorded.  In years 2002 through 2004, however, SFN reported a net operating loss, and those losses will be subject to re-examination in the years in which they are utilized to offset future income.

                SFN recognizes interest and penalties accrued with respect to unrecognized tax benefits in income tax expense.  The total liability for interest and penalties recorded was $0.5 million at December 26, 2010 and $0.4 million at December 27, 2009 and December 28, 2008.  As of December 26, 2010, the balance of unrecognized tax benefits, excluding interest and penalties, was $1.4 million, of which $0.9 million is attributable to state net operating loss carryforwards and was recorded as a reduction to a deferred tax asset.  As of December 27, 2009 and December 28, 2008, the balance of unrecognized tax benefits, excluding interest and penalties, was $1.6 million, of which $1.0 million was attributable to state net operating loss carryforwards and was recorded as a reduction to deferred tax asset. Included in the balance of unrecognized tax benefits are $0.9 million, $1.0 million and $1.1 million of tax benefits that, if recognized, would affect the effective tax rate at December 26, 2010, December 27, 2009, and December 28, 2008, respectively.  It is a reasonable possibility that the amounts of unrecognized tax benefits will increase or decrease in the next 12 months, but an estimate of such an increase or decrease is not possible.

                A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Balance at beginning of year	$1,551	$1,649	$1,196
Settlements	(126)	(98)	-
Increases related to prior year tax positions	-	-	453
Balance at end of year	$1,425	$1,551	$1,649

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

4.             EARNINGS (LOSS) PER SHARE

                The following table reconciles the numerator (earnings (loss) from continuing operations) and denominator (shares) of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	Fiscal Years
	2010			2009			2008
	Earnings			Loss			Loss
	From		Per	From		Per	From		Per
	Continuing		Share	Continuing		Share	Continuing		Share
	Operations	Shares	Amount	Operations	Shares	Amount	Operations	Shares	Amount
Basic EPS	$15,053	52,503	$0.29	$(5,924)	51,810	$(0.11)	$(114,557)	53,490	$(2.14)
Effect of Dilutive
Securities:
Stock options and other
dilutive securities	—	2,103		—	—		—	—
Diluted EPS	$15,053	54,606	$0.28	$(5,924)	51,810	$(0.11)	$(114,557)	53,490	$(2.14)

                    For the fiscal years ended December 27, 2009 and December 28, 2008, 1.4 million and 0.5 million, respectively, of dilutive common stock equivalents would have been included in the computation of diluted earnings per share but because the Company reported a net loss from continuing operations the effect of their inclusion would be anti-dilutive and therefore, they have been excluded.  In addition, anti-dilutive options and restricted stock units totaling 2.3 million, 3.4 million and 4.5 million for the fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively, were also excluded from the computation of diluted earnings per share.

5. PROPERTY AND EQUIPMENT

                A summary of property and equipment follows (dollar amounts in thousands):

		Fiscal Years
	Life (in years)	2010	2009
Land	-	$4,167	$4,167
Building and leasehold improvements	3-40	30,304	30,126
Office equipment	3	5,965	6,137
Computer hardware and software	3-5	133,987	131,862
Furniture and fixtures	8	14,852	14,061
Other assets	3-5	5,369	4,369
		194,644	190,722
Less: Accumulated depreciation		(154,465)	(140,985)
		$40,179	$49,737

                Computer hardware and software includes assets with a net book value of $4.3 million and $4.0 million as of December 26, 2010 and December 27, 2009, subject to capital leases.  Depreciation and amortization expense of property and equipment including leased assets for the fiscal years 2010, 2009 and 2008 amounted to $18.6 million, $20.5 million and $21.2 million, respectively.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

6.             GOODWILL AND INTANGIBLE ASSETS

                The changes in the carrying amount of goodwill and accumulated impairment losses by segment are as follows (in thousands):

	Professional	Staffing
	Services	Services	Total
Balance at December 28, 2009
Goodwill	$329,185	$533,213	$862,398
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	335	475	810

Goodwill acquired during the year	30,263	-	30,263

Balance at December 27, 2010
Goodwill	359,448	533,213	892,661
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	$30,598	$475	$31,073

                Goodwill additions during the year amounted to $30.3 million related to the acquisition of Tatum, which was allocated to the Professional Services segment. See Note 7, “Acquisitions” for further discussion.

A summary of tradenames and other intangible assets are as follows (in thousands):

	Fiscal Years
	2010	2009
Indefinite lived intangible assets - Tradenames	$41,000	$35,900
Finite lived intangible assets:
Customer relationship intangibles and other tradenames	43,239	37,231
Accumulated amortization	(23,429)	(15,704)
	19,810	21,527
	$60,810	$57,427

                SFN’s tradenames have been identified as having an indefinite useful life and are therefore not amortized.  There were indefinite lived intangible additions of $5.1 million (tradenames) and finite lived intangible assets of $6.5 million, primarily customer relationships, related to the first quarter acquisition of Tatum. These amounts were allocated to the Professional Services segment.

                In the fourth quarter ended, December 27, 2009, an impairment loss of $2.9 million was recognized for the tradename intangible asset for Today’s Staffing, which is included in the Professional Services segment.

                Amortization expense associated with finite lived intangible assets for the fiscal years ended 2010, 2009 and 2008 amounted to $8.2 million, $6.5 million and $8.1 million, respectively.  The finite lived intangible assets primarily relate to customer relationships and are being amortized on an accelerated method over the estimated remaining useful life of the intangible asset ranging from 1 to 21 years.  Annual amortization expense for the finite lived intangible assets is expected to be $6.2 million in 2011, $4.3 million in 2012, $2.8 million in 2013, $2.0 million in 2014, $1.4 million in 2015 and $3.1 million thereafter.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

7.             ACQUISITIONS

                On February 1, 2010, SFN acquired all of the outstanding member interests of Tatum, a leading executive services firm focused on the office of the chief financial officer (“CFO”), which is complementary to SFN’s other professional services. The financial results of Tatum from the acquisition date have been included in SFN’s consolidated results and are reported as part of the Professional Services segment.

           The following table summarizes the Tatum purchase price:

Cash paid, net of cash acquired	$29,179
Common stock	7,313
Assumed obligations	6,273
Total purchase price	$42,765

           The purchase price included $29.2 million in cash, net of cash acquired, funded from borrowings under the Company’s existing credit facility. SFN also issued $7.3 million, or 1.1 million shares at closing and 0.1 million shares subsequent to the final determination and settlement of working capital, of its common stock from treasury stock. The number of the shares was based on the average closing stock price for the twenty days immediately preceding the acquisition date.  Included in assumed obligations is $2.3 million of the purchase price held back (the “Holdback”) for indemnification purposes.

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

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

8.             SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

                A summary of short-term and long-term debt obligations is as follows (in thousands):

	Fiscal Years
	2010	2009

Capital leases, due through 2013	$2,855	$2,515
Notes payable, due through 2014	2,113	-
Revolving line of credit, secured by accounts
receivable, due 2014	46	10,771
Other debt, due in 2010	-	312
	5,014	13,598
Less current portion of long-term debt and revolving lines of credit	(2,592)	(12,352)
Long-term debt, net of current portion	$2,422	$1,246

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

                As of December 26, 2010, there was $0.05 million outstanding, and as of December 27, 2009, there was $10.8 million outstanding.  As of December 26, 2010, total availability was $157.6 million (calculated as eligible receivables of $224.1 million, less: borrowings outstanding of $0.05 million, letters of credit of $31.9 million and a one week payroll reserve of $34.6 million).  The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 4.75% (prime rate plus 1.50% margin) as of December 26, 2010.  Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.375% to 0.5% per annum that is determined by the unused portion of the revolving line of credit.  For letters of credit, we pay an annual rate based on availability under the line (currently 2.5%) plus a fixed fronting fee of 0.125%.  For further discussion on letters of credit, see Note 11, “Commitments and Contingencies.”

The Revolver contains certain affirmative and negative covenants, the most significant of which is a minimum fixed charge coverage requirement under certain conditions.  If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x.  At December 26, 2010, excess availability was $157.6 million and we were in compliance with all covenants of the Revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations, or sales, and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

In connection with the purchase of Tatum, SFN assumed interest bearing obligations to certain former members of Tatum of $3.6 million. The obligations are payable through January 2014 and include interest at an average rate of 5.3%.  As of December 26, 2010, the remaining liability balance is approximately $2.1 million.

                Aggregate future maturities of long-term debt as of December 26, 2010 are $2.6 million in 2011, $1.6 million in 2012, $0.9 million in 2013 and $0.01 million in 2014.  These future maturities include the Revolver balance in 2014, although this revolving line of credit is classified as a current debt obligation in the accompanying Consolidated Balance Sheet in accordance with Generally Accepted Accounting Principles.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

                In estimating the fair value of derivative positions, SFN utilizes quoted market prices, if available, or quotes obtained from outside sources.  As of December 26, 2010, SFN had one outstanding forward contract to sell CAD$6.2 million in January 2011.  This derivative had a fair value or cost to unwind that is not material to SFN’s consolidated results of operations.

10.          EMPLOYEE SAVINGS AND INVESTMENT PLANS

                The SFN Group 401(k) Benefit Plan (the “Plan”) covers substantially all eligible employees of the controlled group, except employees working in Tatum.  The Plan provides an employer match to certain eligible employees, which is based on employee contributions; however, the match was suspended as of April 2009.  Employer contributions by SFN under the plan amounted to $0.2 million and $0.8 million for fiscal years 2009 and 2008, respectively.  There were approximately 5,000 participating employees in the Plan as of December 26, 2010.

                During the first quarter of 2010, SFN acquired Tatum, which also sponsored a 401(k), the Tatum Retirement Plan (the “Tatum Plan”). Employer contributions under the Tatum Plan amounted to $0.5 million for fiscal year 2010. There were approximately 775 participating employees in the Tatum Plan as of December 26, 2010.

SFN also has a voluntary non-qualified deferred compensation plan (the “DCP”) for highly compensated employees who are not fully eligible to participate in SFN’s 401(k) Benefit Plan.  The DCP is not formally funded, however, SFN maintained investments of $19.6 million and $17.4 million in a portfolio of mutual funds held in trust at December 26, 2010 and December 27, 2009, respectively.  These balances are classified as “Other current assets” and “Other assets” in the accompanying Consolidated Balance Sheets based on historical timing of distributions.  Earnings or losses from these investments are intended to match earnings or losses in participant accounts.  These investments could be used to satisfy general corporate purposes.  The deferred compensation liability and accumulated investment earnings or losses are accrued.  Such accrual amounted to $19.7 million and $17.6 million at December 26, 2010 and December 27, 2009, respectively.  The long-term deferred compensation liability is $17.6 million and the short-term portion of the liability of $2.1 million is within “Other current liabilities” in the accompanying Consolidated Balance Sheets, classified based on historical timing of distributions.  Employee deferrals within the DCP relating to SFN stock are included in treasury stock within the stockholders’ equity section of the accompanying Consolidated Balance Sheets (rather than in “Other long-term liabilities”) as employees may only be paid out in shares of SFN stock.  There were approximately 160 employees participating in the DCP plan as of December 26, 2010.

11.          COMMITMENTS AND CONTINGENCIES

                Substantially all of SFN’s operations are conducted in leased premises.  SFN also leases computers and other equipment.  Total lease expense for the fiscal years ended 2010, 2009 and 2008 was $19.3 million, $20.1 million and $25.8 million, respectively.  Future minimum lease payments under non-cancelable leases as of December 26, 2010 are $20.0 million, $16.0 million, $9.6 million, $5.6 million and $4.3 million in the years 2011 through 2015, respectively, and $7.7 million thereafter which are partially offset by $0.5 million under future non-cancelable subleases.  Of these future minimum lease payments, $1.5 million has been accrued as of December 26, 2010, related to facility closures, which is included as part of “Other current liabilities” and “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

                SFN had outstanding irrevocable letters of credit of approximately $31.9 million and surety bonds outstanding of approximately $0.2 million as of December 26, 2010.  These instruments primarily collateralize SFN’s recorded obligations under workers’ compensation insurance programs.  The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year.  As of December 26, 2010, none of these irrevocable letters of credit had been drawn upon.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

11.          COMMITMENTS AND CONTINGENCIES (Continued)

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

On December 13, 2004, and as amended on January 13, 2005 and October 31, 2005, Glidepath Holding B.V. and Jeimon Holdings N.V., as plaintiffs, filed an action against SFN Group, Inc. in the U.S. District Court of the Southern District of New York.  Glidepath and Jeimon Holdings, investors in the entity that acquired the Cyber Center business of Spherion Technology (UK) Limited, a subsidiary of SFN Group, Inc., in 2002, sued SFN for fraud, negligent misrepresentation, aiding and abetting, breach of fiduciary duty and unjust enrichment and seek $32.0 million in damages, and treble for punitive damages, plus attorneys’ fees, expert fees and costs.  Glidepath and Jeimon Holdings allege that an individual who was an officer of Spherion Technology (UK) fraudulently induced them to invest in a corporation formed to purchase the Cyber Center business, while he remained in the employ of Spherion Technology (UK) and was to be paid an incentive bonus for the sale by SFN.  They allege that he misled them as to his employment status at the time, as to the prospects for the Cyber Center, and as to whether the newly formed corporation was assuming the indebtedness of Spherion Technology (UK) associated with the Cyber Center business.  They allege that in doing so, he was acting as SFN’s agent.  On November 14, 2008, based upon information obtained through discovery, SFN filed counterclaims against plaintiffs under theories of contract interference and unjust enrichment.  SFN alleges that plaintiffs interfered with SFN’s employment relationship with its Spherion Technology (UK) Limited officer, and recovered and retained damages in a U.K. arbitration proceeding against such officer, which damages belonged to SFN.  Cross-motions for summary judgment were filed by the parties and fully briefed before the court on May 1, 2009.  On March 30, 2010, the court granted SFN’s motion for summary judgment in the action filed against SFN by plaintiffs Glidepath and Jeimon Holdings, and dismissed plaintiffs’ claims against SFN.  The court also granted plaintiffs’ motion for summary judgment on the counterclaims asserted by SFN against the plaintiffs, and dismissed SFN’s counterclaims against the plaintiffs.  The plaintiffs have appealed the judgment granting SFN’s motion for summary judgment, and SFN has cross-appealed the judgment granting the plaintiffs’ motion for summary judgment. The appeals have not yet been fully briefed, and a hearing date for oral arguments on the appeals has not been set at this time. SFN intends to continue vigorously defending this matter and management believes the likelihood of a loss is remote.  SFN accrued $0.4 million related to legal fees incurred to defend this matter and does not have insurance coverage for this claim.

     The State of California has assessed the Company $1.6 million plus potential interest and penalty of $1.3 million as a result of a dispute related to 2003 state unemployment tax rates.  An appeals court in the State of California ruled against the Company on a procedural basis in 2010, and the Company expects to pay the assessment, intrest and penalty in 2011.  As of December 26, 2010, the full amount of the assessment, including interest and penalty, was accrued in the accompanying Consolidated Balance Sheets in “Accounts payable and other accrued expenses”.

                On July 21, 2010, the Company received a grand jury subpoena from the U.S. District Court for the Southern District of New York for documents concerning its contracts for work on a timekeeping system project for the City of New York.  In December 2010, two subcontractors to the Company were arrested and charged with fraud in connection with the U.S. Attorney's investigation.  On January 13, 2011, the Company received an additional federal grand jury subpoena for documents related to the project.  The Company is continuing to cooperate with the U.S. Attorney's investigation.  The Company has not been informed that it is a target of any investigation.  The Company has accrued $2.5 million related to this matter for receivables and contract exposures, as well as legal fees.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

12.          STOCKHOLDERS’ EQUITY

On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.  During the fiscal years 2010 and 2009, SFN purchased 0.5 million shares for approximately $4.9 million at an average price per share of $9.63, and 2.4 million shares for approximately $8.9 million at an average price per share of $3.72, respectively.

13.          STOCKHOLDER RIGHTS PLAN

                On March 17, 1994, SFN entered into a Rights Agreement with the Bank of New York Mellon, as Rights Agent, to protect stockholders in the event of an unsolicited attempt to acquire SFN which is not believed by the Board of Directors to be in the best interest of stockholders.  Under the Rights Agreement, a dividend of one right (a “Right”) per share was declared and paid on each share of SFN’s common stock outstanding on April 1, 1994.  As to shares issued after such date, rights will automatically attach upon issuance.  The Rights are scheduled to expire on April 1, 2014, unless extended by the Board of Directors.

                On September 9, 2009, the Company entered into an amendment (the “Seventh Amendment”) to its Rights Agreement to reduce the threshold at which a person or group becomes an “Acquiring Person” from 15% to 4.9% and expanded the concept of ownership to include shares indirectly and constructively owned under the tax rules governing ownership changes.  The purpose of this amendment was to help preserve the value of the net operating loss benefits and other deferred tax assets of SFN.  The value of tax assets that the Company is protecting by this amendment is $137.0 million, as reflected on the Company’s balance sheet as of December 26, 2010.  The Company’s ability to use its net operating losses (“NOLs”) and other tax benefits would be substantially limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if an “ownership change” occurred – generally, a greater than 50 percentage point change in ownership of common stock by shareholders owning (or deemed to own under Section 382 of the Code) five percent or more of a corporation’s stock over a defined period of time.  The Company regularly monitors ownership changes (as calculated for purposes of Section 382) and, as of December 26, 2010, we were below the 50 percent ownership change level that would limit our ability to utilize our NOLs and other tax benefits.

           On May 10, 2010, the Company entered into another amendment to the Rights Agreement (the “Eighth Amendment”), to reduce the maximum term of the Seventh Amendment from April 1, 2014 to September 9, 2012.  The Seventh Amendment may also expire at an earlier date upon the occurrence of certain events as set forth therein.  The Company’s stockholders approved the Seventh Amendment, as amended by the Eighth Amendment, at the Company’s 2010 annual meeting.  If the Seventh Amendment expires, the Rights Agreement will continue (without the provisions of the Seventh or Eighth Amendments) until the expiration of the Rights or their earlier redemption or exchange pursuant to the terms of the Rights Agreement.

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

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

14.          DISCONTINUED OPERATIONS

                Results from discontinued operations in the accompanying Consolidated Statements of Operations are as follows (in thousands):

	2010			2009			2008
	Professional	Staffing		Professional	Staffing		Professional	Staffing
	Services	Services	Total	Services	Services	Total	Services	Services	Total
Revenues	$-	$-	$-	$-	$-	$-	$-	$-	$-

Pre-tax loss from operations	$(263)	$-	$(263)	$(666)	$3	$(663)	$(3,379)	$(196)	$(3,575)
Pre-tax (loss) on disposal	-	-	-	-	-	-	(2,752)	-	(2,752)
Income tax benefit (expense)	103	-	103	260	(1)	259	2,321	74	2,395
Net (loss) earnings from
discontinued operations	$(160)	$-	$(160)	$(406)	$2	$(404)	$(3,810)	$(122)	$(3,932)

                Summarized activity by operating segment related to discontinued operations is as follows:

Professional Services

                Net loss for the fiscal years ended December 26, 2010 and December 27, 2009, includes $0.3 million and $0.7 million, respectively, of pre-tax losses from operations due to expenses associated with the defense of certain legal matters associated with several of the businesses sold in 2004.

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

15.          RESTRUCTURING AND OTHER CHARGES

During 2010, SFN incurred $3.6 million for transaction and integration costs related to the acquisition of Tatum, offset by $0.3 million positive development from a prior year legal matter which is included in restructuring and other charges on the accompanying Condensed Consolidated Statement of Operations. In 2009, SFN incurred other charges of $5.4 million for lease and severance-related costs related to the elimination of underutilized staff and the consolidation of certain branch locations due to the contraction of the U.S. economy and the continued decline of revenues and gross profit and $1.7 million related primarily to adverse developments in a prior year legal matter.  In 2008, $11.4 million was incurred related to severance and facility closures as a result of cost containment efforts including $1.9 million of severance, facility closure and project completion costs related to the integration of Technisource and Todays Staffing.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

16.          SEGMENT INFORMATION

                SFN has two operating segments: Professional Services and Staffing Services.  SFN evaluates the performance of its operating segments and allocates resources based on revenues, gross profit and segment operating profit.  Segment operating profit is defined as income before unallocated corporate costs, goodwill and intangible asset impairment, amortization expense, interest expense, interest income, income taxes and restructuring and other charges.  All intercompany revenues and expenses have been eliminated.  Additionally, amounts related to discontinued operations have been excluded from the segment information below and are presented as discontinued operations in the Condensed Consolidated Statements of Operations.  As a result of internal organizational and business strategy changes, SFN realigned its operating segments during the first quarter of 2010.The historical segment information has been adjusted to conform to SFN’s segment presentation in 2010, moving the managed service program (“MSP”)and professional contingent workforce services operated under the SourceRight brand into Professional Services from Staffing Services. In addition, several large clerical customers previously reported as part of Professional Services are now managed and reported as part of Staffing Services.

                Information on operating segments and a reconciliation to earnings (loss) from continuing operations before income taxes are as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Revenues:
Professional Services	$975,923	$756,815	$969,843
Staffing Services	1,077,453	954,065	1,219,313
Total	$2,053,376	$1,710,880	$2,189,156
Gross profit:
Professional Services	$252,940	$189,891	$276,235
Staffing Services	171,059	149,254	205,768
Total	$423,999	$339,145	$482,003
Segment SG&A expenses:
Professional Services	$(214,335)	$(163,368)	$(230,206)
Staffing Services	(152,848)	(149,908)	(201,697)
Total	$(367,183)	$(313,276)	$(431,903)
Segment operating profit (loss):
Professional Services	$38,605	$26,523	$46,029
Staffing Services	18,211	(654)	4,071
Total	56,816	25,869	50,100

Unallocated corporate costs	(12,932)	(12,412)	(16,712)
Goodwill and intangible asset impairment	-	(2,900)	(149,793)
Amortization expense	(8,232)	(6,514)	(8,142)
Interest expense	(5,882)	(4,126)	(5,703)
Interest income	129	173	407
Restructuring and other charges	(3,302)	(7,091)	(11,427)
(Loss) earnings from continuing operations before
income taxes	$26,597	$(7,001)	$(141,270)

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

16.          SEGMENT INFORMATION (Continued)

                Depreciation expense and assets information on operating segments for the periods indicated are as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Depreciation Expense:
Professional Services	$9,686	$10,080	$10,602
Staffing Services	8,908	10,427	10,629
Total	$18,594	$20,507	$21,231
Total Assets:
Professional Services	$267,086	$177,921	$215,207
Staffing Services	145,756	147,019	175,220
Corporate	199,366	198,651	193,955
Total	$612,208	$523,591	$584,382

                SFN has no single customer representing greater than 10 percent of revenues. All operations and assets are in North America.

17.          QUARTERLY FINANCIAL DATA (unaudited—amounts in thousands, except per share data and share price)

                The following is an analysis of certain quarterly results of operations and other data for the 2010 and 2009 fiscal years:

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$463,127	$513,963	$527,123	$549,163
Gross profit	84,260	105,392	112,658	121,689
Net (loss) earnings	(3,176)	2,720	5,964	9,385
(Loss) earnings per share, Basic	(0.06)	0.05	0.11	0.18
(Loss) earnings per share, Diluted	(0.06)	0.05	0.11	0.17

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$425,922	$409,127	$420,197	$455,634
Gross profit	83,101	83,150	81,639	91,255
Net (loss) earnings	(6,736)	287	(53)	174
(Loss) earnings per share, Basic and Diluted	(0.13)	0.01	-	-

Quarterly and year-to-date per share amounts are calculated independently, therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

17.          QUARTERLY FINANCIAL DATA (Continued)

                Quarterly results for 2010 and 2009 were impacted by the following significant items:

                During the first and second quarters of 2010, SFN recorded restructuring and other charges of $1.4 million after tax or $(0.03) per share and $0.6 million after tax or $(0.01) per share, respectively, primarily related to the acquisition and integration of Tatum.

                During the fourth quarter of 2009, SFN recorded an after-tax intangible asset impairment charge of $1.8 million or $(0.03) per share.  SFN also incurred charges after-tax of $2.4 million or $(0.04) per share, $0.2 million or $(0.00) per share, $0.5 million or $(0.01) per share and $1.2 million or $(0.02) per share, related to the elimination of underutilized staff and the consolidation of certain branch locations in the first, second, third and fourth quarters of 2009, respectively.

SFN GROUP, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Column A	Column B	Column C Additions		Column D	Column E
	Balance at	Charged to	Transferred	Deductions	Balance at
	Beginning of	Earnings	(to) from Other		End of
Description	Period		Accounts		Period
Fiscal Year Ended December 26, 2010
Allowance for Doubtful Accounts	$2,261	$1,591	$—	$470	$3,382
Valuation allowance on deferred tax assets	$6,408	$546	$—	$1,152	$5,802
Fiscal Year Ended December 27, 2009
Allowance for Doubtful Accounts	$2,978	$—	$—	$717	$2,261
Valuation allowance on deferred tax assets	$26,864	$2,680	$—	$23,136	$6,408
Fiscal Year Ended December 28, 2008
Allowance for Doubtful Accounts	$6,523	$3,230	$—	$6,775	$2,978
Valuation allowance on deferred tax assets	$29,127	$186	$(1,480)	$969	$26,864

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

                There has been no change in our internal control over financial reporting during the quarter ended December 26, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                Management’s Report on Internal Control Over Financial Reporting

                Management’s Report on Internal Control Over Financial Reporting and the corresponding Report of Independent Registered Public Accounting Firm are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B.         OTHER INFORMATION

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

                Certain information regarding our executive officers is contained in Part I and certain information regarding our stock plans is contained in Part III, Item 12 below.  The remaining information required by Items 10 and 12 and the information required by Items 11, 13 and 14 of this Part III is omitted because, no later than 120 days from December 26, 2010, we will file and distribute our definitive proxy statement for our 2010 annual meeting of stockholders containing the information required by such Items.  Such omitted information is incorporated herein by this reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The following table summarizes our stock options and restricted stock units to be issued upon exercise and the number of securities available for future issuances as of December 26, 2010:

Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options	options and deferred	(excluding securities
Plan Category	and deferred stock units	stock units	reflected in column (a))
Equity compensation plans approved by security holders	6,166,355	$4.17	423,106

Equity compensation plans not approved by security holders	180,092	$-	-
Total	6,346,447		423,106

                The equity compensation plan not approved by security holders was a restricted stock plan that is no longer being utilized by the Company and will not be utilized in the future.

                The information required by Item 403 of Regulation S-K is omitted because, no later than 120 days from December 26, 2010, we will file and distribute our definitive proxy statement for our 2011 annual meeting of stockholders containing the information required by such Item.

Item 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Schedule II is presented on the indicated pages of this Form 10-K Annual Report:

(1)           Financial Statements for SFN Group, Inc. and Subsidiaries:

(2)           Consolidated Financial Statement Schedule for Fiscal Years Ended 2010, 2009 and 2008:

Schedule II − Valuation and Qualifying Accounts	64

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
3.2

Restated Bylaws of SFN, as last amended on February 19, 2008, filed as Exhibit 4.2 to SFN’s Registration Statement on Form S-3 filed on June 10, 2010 (File No. 333-167450), is incorporated herein by reference.

3.3

Certificate of Ownership and Merger Merging SFN Group, Inc., a Delaware corporation, with and into Spherion Corporation, a Delaware Corporation, filed as Exhibit 3.1 to SFN’s Form 8-K filed on February 23, 2010, is incorporated by reference herein.

4.1	Form of Stock Certificate, filed as Exhibit 4.1 to SFN’s Form 10‑K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
4.2

Restated Certificate of Designation, Preferences and Rights of Participating Preferred Stock of SFN as filed with the Secretary of State of the State of Delaware, filed as Exhibit 4.3 to SFN’s Report on Form 8‑K filed July 7, 2000, is incorporated herein by reference.

4.3	Certificate of Increase of Shares Designated as Participating Preferred Stock, filed as Exhibit 2.2 to SFN’s Form 8‑A/A2, dated November 3, 1997, is incorporated herein by reference.
4.4	Rights Agreement dated as of March 17, 1994 between Spherion Corporation and Boatmen’s Trust Company, filed as Exhibit 1.1 to SFN’s Form 8‑A filed April 11, 1994, is incorporated herein by reference.
4.5

Amendment No. 1, dated as of June 26, 1996, to Rights Agreement dated March 17, 1994, between Spherion Corporation, Boatmen’s Trust Company and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(A) to SFN’s Form 10‑Q for the quarter ended September 27, 1996, is incorporated herein by reference.

4.6

Amendment No. 2, dated as of February 25, 1997, to Rights Agreement dated March 17, 1994, between Spherion Corporation and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.1(B) to SFN’s Form 10‑Q for the quarter ended March 28, 1997, is incorporated herein by reference.

4.7

Amendment No. 3, dated as of January 20, 1998, to Rights Agreement dated as of March 17, 1994, between Spherion Corporation and ChaseMellon Shareholder Services L.L.C., filed as Exhibit 4.10 to SFN’s Form 10‑K for the fiscal year ended December 25, 1998, is incorporated herein by reference.

4.8

Amendment No. 4, dated as of November 21, 2000, to Rights Agreement dated March 17, 1994, between Spherion Corporation, ChaseMellon Shareholder Services L.L.C. and the Bank of New York, filed as Exhibit 4.11 to SFN’s Form 10‑K for the fiscal year ended December 29, 2000, is incorporated herein by reference.

4.9

Amendment No. 5, dated as of March 23, 2001, to Rights Agreement dated March 17, 1994, by and between Spherion Corporation and the Bank of New York, filed as Exhibit 4.12 to SFN’s Form 10‑Q for the quarter ended March 30, 2001, is incorporated herein by reference.

4.10

Amendment No. 6, dated as of December 1, 2003, to Rights Agreement dated March 17, 1994, by and between Spherion Corporation and the Bank of New York, filed as Exhibit 4.14 to SFN’s Form 10‑K for the fiscal year ended December 26, 2003, is incorporated herein by reference.

4.11

Amendment No. 7, dated as of September 9, 2009, to Rights Agreement by and among Spherion Corporation and The Bank of New York Mellon, filed as Exhibit 4.1 to SFN’s Form 8-K filed September 9, 2009, is incorporated herein by reference.

4.12

Amendment No. 8, dated as of May 10, 2010, to Rights Agreement by and among Spherion Corporation and The Bank of New York Mellon, filed as Exhibit 4.1 to SFN’s Form 8-K filed May 10, 2010, is incorporated herein by reference.

4.13

SFN is a party to other agreements for unregistered long‑term debt securities, which do not exceed 10% of SFN’s total assets.  SFN agrees to furnish a copy of such agreements to the Commission upon request.

10.1*

Norrell Corporation 1994 Stock Incentive Plan, filed as Exhibit 10.27 to Norrell Corporation’s Registration Statement on Form S‑1, as filed with the Securities and Exchange Commission on June 10, 1994, is incorporated herein by reference.

10.2

Form of Indemnification Agreement between Spherion Corporation and each director of Spherion Corporation, dated August 10, 1999 for all directors except James J. Forese, David R. Parker, Anne Szostak, and Barbara Pellow, filed as Exhibit 10.2 to SFN’s Form 10‑Q for the quarter ended September 24, 1999, is incorporated herein by reference.  The Indemnification Agreements for Messrs. Forese and Parker are dated February 25, 2003, Ms. Szostak’s Indemnification Agreement is dated March 21, 2005 and Ms. Pellow’s Indemnification Agreement is dated October 6, 2006.

10.3*	Spherion Corporation 2000 Stock Incentive Plan, filed as Exhibit 10.22 to SFN’s Form 10‑K for the fiscal year ended December 29, 2000, is incorporated herein by reference.
10.4*

Spherion Corporation Amended and Restated 2000 Employee Stock Purchase Plan, as last amended May 19, 2004, filed as Exhibit 10.39 to SFN’s Form 10‑Q for the quarter ended June 25, 2004, is incorporated herein by reference.

10.5*

Spherion Corporation form of 2000 Stock Incentive Plan Stock Option Agreement, filed as Exhibit 10.65 to SFN’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.6*

Spherion Corporation Deferred Stock Plan (as amended and restated December 20, 2002) filed as Exhibit 10.59 to SFN’s Form 10‑K for the year ended December 27, 2002, is incorporated herein by reference.

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

10.12*	Spherion Corporation Deferred Compensation Plan amended and restated as of January 1, 2005, filed as Exhibit 99.1 to SFN’s Form 8-K filed January 5, 2006, is incorporated herein by reference.
10.13*	Spherion Corporation Outside Directors’ Compensation Plan, effective July 1, 2005, filed as Exhibit 10.19 to SFN’s Form 10‑Q for the quarter ended July 3, 2005, is incorporated herein by reference.
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

10.18*	Spherion Corporation 2006 Stock Incentive Plan filed as Appendix C to SFN’s Proxy Statement dated April 7, 2006, is incorporated herein by reference.
10.19*	Spherion Corporation Director Deferred Restricted Stock Unit Agreement filed as Exhibit 99.1 to SFN’s Form 8-K filed July 3, 2006, is incorporated herein by reference.
10.20*	Spherion Corporation revised form of Notice of Grant of Stock Options and Option Agreement filed as Exhibit 99.1 to SFN’s Form 8-K filed September 27, 2006, is incorporated herein by reference.
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

10.33*†

Restricted Stock Unit Agreement for Mark W. Smith relating to 75,000 restricted Stock Units awarded to Mr. Smith on February 18, 2008, filed as Exhibit 10.3 to SFN’s Form 10-Q for the quarter ended March 30, 2008, is incorporated herein by reference.

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

10.44*†	Spherion Corporation 2009 Variable Pay Plan, filed as Exhibit 10.1 to SFN’s Form 8-K filed on February 23, 2009, is incorporated herein by reference.
10.45*†	SFN Group, Inc. 2010 Variable Pay Plan, filed as Exhibit 10.1 to SFN’s Form 8-K filed on February 22, 2010, is incorporated herein by reference.
10.46*

Amendment to Change in Control Agreement, dated December 23, 2009, by and between Spherion Corporation and Mark W. Smith, filed as Exhibit 10.45 to SFN’s Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

10.47*

Amendment to Change in Control Agreement, dated December 4, 2009, by and between Spherion Corporation and William J. Grubbs, filed as Exhibit 10.46 to SFN’s Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

10.48*

Amendment to Change in Control Agreement, dated December 7, 2009, by and between Spherion Corporation and John D. Heins, filed as Exhibit 10.47 to SFN’s Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

10.49

Credit Agreement, dated as of July 24, 2003, made by and among the financial institutions from time to time parties thereto (such financial institutions, together with their respective successors and assigns, are referred to thereinafter each individually as a “Lender” and collectively as the “Lenders”), Bank of America, N.A., as Administrative Agent and Collateral Agent for the Lenders and Spherion Corporation, filed as Exhibit 10.60 to SFN’s Form 10‑Q for the quarter ended September 26, 2003, is incorporated herein by reference.

10.50

First Amendment to Credit Agreement, Security Agreement, Pledge Agreement and Guaranty Agreement dated August 25, 2003 by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Security Agreement, the Pledge Agreement and the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent to the Lenders, filed as Exhibit 10.61 to SFN’s Form 10‑Q for the quarter ended September 26, 2003, is incorporated herein by reference.

10.51

Second Amendment to Credit Agreement dated as of March 30, 2004, made by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.63 to SFN’s Form 10‑Q for the quarter ended September 24, 2004, is incorporated herein by reference.

10.52

Third Amendment to Credit Agreement dated as of July 12, 2004, made by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.64 to SFN’s Form 10‑Q for the quarter ended September 24, 2004, is incorporated herein by reference.

10.53

Fourth Amendment to Credit Agreement dated as of July 29, 2005, made by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 99.1 to SFN’s Form 8‑K filed August 3, 2005, is incorporated herein by reference.

10.54

Fifth Amendment to Credit Agreement dated as of September 6, 2005, made by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.75 to SFN’s Form 10-K for the fiscal year ended December 30, 2007, is incorporated herein by reference.

10.55

Sixth Amendment to Credit Agreement dated as of October 17, 2007, made by and among Spherion Corporation, as borrower, each subsidiary of Borrower party to the Guaranty Agreement, each of the Lenders signatory hereto and Bank of America, N.A., as agent for the Lenders, filed as Exhibit 10.76 to SFN’s Form 10-K for the fiscal year ended December 30, 2007, is incorporated herein by reference.

10.56

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

10.57

First Amendment to Amended and Restated Loan and Security Agreement, dated October 29, 2010 among the Company, and each additional party signatory thereto as a U.S. borrower, as U.S. Borrowers, 6063721 Canada Inc., as Canadian Borrower, each additional party signatory thereto as a guarantor, as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Collateral Agent and Administrative Agent, Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as Syndication Agent, and Regions Bank, SunTrust Bank and Siemens Financial Services, Inc., as Co-Documentation Agents, filed as Exhibit 10.1 to SFN’s Form 10-Q for the quarter ended September 26, 2010, is incorporated herein by reference.

21	Subsidiaries of SFN, filed as Exhibit 21 attached hereto.
23.1	Consent of Deloitte & Touche LLP, filed as Exhibit 23.1 attached hereto.
31.1	Rule 13a‑14(a) Certification in Accordance with Section 302 of the Sarbanes‑Oxley Act of 2002, filed as Exhibit 31.1 attached hereto.
31.2	Rule 13a‑14(a) Certification in Accordance with Section 302 of the Sarbanes‑Oxley Act of 2002, filed as Exhibit 31.2 attached hereto.
32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, furnished as Exhibit 32 attached hereto.

*              This Exhibit is a management contract or compensatory plan or arrangement.

†              Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(b)           EXHIBITS FILED WITH THIS FORM

Exhibit Number	Exhibit Name
21	Subsidiaries of SFN.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a‑14(a) Certification in Accordance with Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Rule 13a‑14(a) Certification in Accordance with Section 302 of the Sarbanes‑Oxley Act of 2002.
32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

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

SFN GROUP, INC.

March 4, 2011	By	/s/ Roy G. Krause
Roy G. Krause President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SFN Group, Inc. and in the capacities and on the date indicated.

Signature	Title

/s/ James J. Forese James J. Forese	Chairman and Director

/s/ William F. Evans William F. Evans	Director

/s/ Steven S. Elbaum Steven S. Elbaum	Director

/s/ Lawrence E. Gillespie, Sr. Lawrence E. Gillespie, Sr.	Director

/s/ Roy G. Krause Roy G. Krause	Director

/s/ J. Ian Morrison J. Ian Morrison	Director

/s/ David R. Parker David R. Parker	Director

/s/ barbara pellow Barbara Pellow	Director

/s/ M. Anne Szostak M. Anne Szostak	Director

(Signed as to each on March 4, 2011)

Signature	Title

/s/ Roy G. Krause Roy G. Krause	President and Chief Executive Officer (principal executive officer)

/s/ Mark W. Smith Mark W. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

(Signed as to each on March 4, 2011)