Form 10-Q
period 2011-05-04
SFN Group Inc.
filed 2011-05-04
CIK 914536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on April 22, 2011 was 50,702,720.

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 27,	March 28,
	2011	2010
Revenues	$500,436	$463,127
Cost of services	401,681	378,867
Gross profit	98,755	84,260
Selling, general and administrative expenses	92,082	84,693
Amortization expense	1,548	1,907
Interest expense	912	1,461
Interest income	(45)	(31)
Restructuring and other charges	-	2,328
	94,497	90,358

Earnings (loss) before income taxes	4,258	(6,098)
Income tax (expense) benefit	(1,566)	2,922

Net earnings (loss)	$2,692	$(3,176)

Earnings (loss) per share, Basic and Diluted:	$0.05	$(0.06)

Weighted average shares used in computation of earnings (loss) per share:
Basic	52,726	51,766
Diluted	55,459	51,766

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	March 27,	December 26,
Assets	2011	2010
Current Assets:
Cash and cash equivalents	$16,818	$18,478
Receivables, less allowance for doubtful accounts of $3,289 and
$3,382, respectively	280,410	291,691
Deferred tax asset	26,298	26,974
Other current assets	10,992	9,930
Total current assets	334,518	347,073
Property and equipment, net of accumulated depreciation of $157,329
and $154,465, respectively	38,766	40,179
Deferred tax asset	110,704	110,000
Goodwill	31,073	31,073
Tradenames and other intangibles, net	59,270	60,810
Other assets	23,154	23,073
	$597,485	$612,208
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$3,580	$2,592
Accounts payable and other accrued expenses	88,382	100,129
Accrued salaries, wages and payroll taxes	67,316	68,157
Accrued insurance reserves	21,601	21,501
Accrued income tax payable	461	1,016
Other current liabilities	6,018	7,832
Total current liabilities	187,358	201,227
Long-term debt, net of current portion	2,513	2,422
Accrued insurance reserves	16,062	18,214
Deferred compensation	18,269	17,559
Other long-term liabilities	2,557	2,910
Total liabilities	226,759	242,332

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Additional paid-in capital	851,830	851,023
Treasury stock, at cost, 14,479,967 and 14,683,747 shares, respectively	(104,815)	(102,006)
Accumulated deficit	(380,625)	(383,317)
Accumulated other comprehensive income	3,683	3,523
Total stockholders' equity	370,726	369,876
	$597,485	$612,208

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 27,	March 28,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$2,692	$(3,176)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,612	6,892
Deferred income tax expense (benefit)	1,719	(2,614)
Restructuring and other charges	-	2,328
Share-based compensation	1,295	1,002
Other non-cash charges	168	339
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	11,281	(15,876)
Other assets	299	504
Accounts payable, income taxes payable, accrued liabilities and
other liabilities	(16,027)	14,316
Net cash provided by operating activities	6,039	3,715
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,538)	(25,544)
Capital expenditures, net	(1,241)	(510)
Other	156	156
Net cash used in investing activities	(2,623)	(25,898)
Cash flows from financing activities:
Debt repayments	(1,079)	(742)
(Repayments) borrowings of line of credit, net	(31)	21,068
Proceeds from the exercise of employee stock options	4,295	154
Purchases of treasury stock	(8,345)	-
Net cash (used in) provided by financing activities	(5,160)	20,480
Effect of exchange rates on cash and cash equivalents	84	4
Net decrease in cash and cash equivalents	(1,660)	(1,699)
Cash and cash equivalents, beginning of period	18,478	8,034
Cash and cash equivalents, end of period	$16,818	$6,335

Supplemental Cash Flow Information:

Cash paid during the year for:
Interest expense	$552	$791
Income taxes	$447	$711

Non-cash activities:
Accrual of fixed assets purchased	$1,663	$29
Financing of purchases of hardware and related costs	$2,210	$1,646

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of SFN Group, Inc., its wholly-owned subsidiaries and certain other entities it is required to consolidate (“SFN” or the “Company”) in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany transactions and balances have been eliminated.

These statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010 and should be read in conjunction with the Consolidated Financial Statements and notes included therein. These statements do not include all of the information and footnotes required by GAAP for complete financial statements.

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

2. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing SFN’s net earnings (loss) by the weighted average number of shares outstanding during the period. When inclusion of common stock equivalents are not anti-dilutive, diluted earnings per share is computed by dividing SFN’s earnings by the weighted average number of shares outstanding plus the impact of all dilutive potential common shares, primarily stock options and restricted stock units. The dilutive impact of share-based compensation is determined by applying the "treasury stock" method. A reconciliation of the number of shares used in computing basic and diluted earnings (loss) per common share follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2011	2010
Weighted average shares outstanding - Basic	52,726	51,766

Effect of dilutive share-based compensation	2,733	-
Weighted average shares outstanding - Diluted	55,459	51,766

           For the three months ended March 28, 2010, 2.0 million dilutive common stock equivalents were excluded from the computation of diluted earnings per share because SFN reported a net loss and the effect of their inclusion would be anti-dilutive.  In addition, anti-dilutive options and restricted stock units totaling 2.4 million for the three months ended March 28, 2010 were excluded from the computation of diluted earnings per share.  There were no anti-dilutive options or restricted stock units for the three months ended March 27, 2011.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

3. Goodwill and Intangible Assets

           The changes in the carrying amount of goodwill and accumulated impairment losses are as follows (in thousands):

	Professional	Staffing
	Services	Services	Total
Balance at December 26, 2010
Goodwill	$359,448	$533,213	$892,661
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	30,598	475	31,073

Goodwill acquired during the year	-	-	-

Balance at March 27, 2011
Goodwill	359,448	533,213	892,661
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	$30,598	$475	$31,073

A summary of tradenames and other intangible are as follows (in thousands):

	As of
	March 27,	December 26,
	2011	2010
Indefinite lived intangible assets - Tradenames	$41,000	$41,000
Finite lived intangible assets:
Customer relationship intangibles and other	43,225	43,239
Accumulated amortization	(24,955)	(23,429)
	18,270	19,810
	$59,270	$60,810

           SFN's tradenames have been identified as having an indefinite useful life and are therefore not amortized.

          Amortization expense associated with finite lived intangible assets for the three months ended March 27, 2011 and March 28, 2010 was $1.5 million and $1.9 million, respectively.  The finite lived intangible assets primarily relate to customer relationships, among other things, and are being amortized on an accelerated method over the estimated remaining useful life of the intangible asset ranging from 1 to 21 years.

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

           SFN has a voluntary non-qualified deferred compensation plan (the “DCP”) for highly compensated employees who are not fully eligible to participate in SFN’s 401(k) Benefit Plan.  The DCP is not formally funded, however, SFN maintained investments of $20.2 million and $17.3 million in a portfolio of mutual funds held in trust at March 27, 2011 and March 28, 2010, respectively.  These investments are included in “Other current assets” and “Other assets” in the accompanying Condensed Consolidated Balance Sheets.  These investments are classified as trading securities and are reported at fair value with gains and losses included in earnings during the period incurred.  Fair value is determined based on quoted prices in active markets, Level I of the fair value hierarchy.

In estimating the fair value of derivative positions, SFN utilizes quoted market prices, if available, or quotes obtained from outside sources.  As of March 27, 2011, SFN had outstanding forward contracts to sell CAD $10.4 million in June 2011.  This derivative had a fair value or cost to unwind that is not material to SFN’s consolidated results of operations.

5. Legal Proceedings and Contingencies

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

In the action filed against the Company by Glidepath Holding B.V. and Jeimon Holdings N.V., the appeals of the judgments granting the parties’ respective motions for summary judgment were fully briefed on April 1, 2011.  A hearing date for oral arguments on the appeals has not been set at this time.  SFN intends to continue vigorously defending this matter and management believes the likelihood of a loss is remote.  SFN has $0.1 million accrued related to legal fees incurred to defend this matter and does not have insurance coverage for this claim. For additional detail concerning this action, refer to our Annual Report on Form 10-K, Note 11 – Commitments and Contingencies, for the fiscal year ended December 26, 2010.

On July 21, 2010, the Company received a grand jury subpoena from the U.S. District Court for the Southern District of New York for documents concerning its contracts for work on a timekeeping system project for the City of New York.  In December 2010, two former subcontractors to the Company were arrested and charged with fraud in connection with the U.S. Attorney’s investigation.  On January 13, 2011, the Company received an additional federal grand jury subpoena for documents related to the project.  The Company is continuing to cooperate with the U.S. Attorney’s investigation.  The Company has not been informed that it is a target of any investigation.  The Company has $2.5 million accrued related to this matter for receivables and contract exposures, as well as legal fees.

As of March 27, 2011, SFN had $32.0 million in outstanding irrevocable letters of credit.  These instruments primarily collaterize SFN’s obligations under workers’ compensation insurance programs.  The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year.  As of March 27, 2011, none of these irrevocable letters of credit had been drawn.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

6. Comprehensive Income (Loss)

           The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 27,	March 28,
	2011	2010
Net earnings (loss)	$2,692	$(3,176)

Other comprehensive income:
Foreign currency translation and other adjustments
arising during the period	160	37

Total comprehensive income (loss)	$2,852	$(3,139)

7. Stockholders’ Equity

On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans. During the first quarter of 2011, the Company repurchased 0.7 million shares for approximately $8.3 million or an average price of $12.67 per share under this authorization.  During the first quarter of 2010, the Company did not purchase any shares under this authorization.

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

8. Segment Information

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

        Information on operating segments and a reconciliation to earnings (loss) before income taxes are as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2011	2010
Revenues:
Professional Services	$238,805	$219,575
Staffing Services	261,631	243,552
Segment revenues	$500,436	$463,127
Gross profit:
Professional Services	$60,472	$49,947
Staffing Services	38,283	34,313
Segment gross profit	$98,755	$84,260
Segment SG&A expenses:
Professional Services	$(53,389)	$(46,140)
Staffing Services	(35,256)	(35,403)
Segment SG&A	$(88,645)	$(81,543)
Segment operating profit (loss):
Professional Services	$7,083	$3,807
Staffing Services	3,027	(1,090)
Segment operating profit	10,110	2,717

Unallocated corporate costs	(3,437)	(3,150)
Amortization expense	(1,548)	(1,907)
Interest expense	(912)	(1,461)
Interest income	45	31
Restructuring and other charges	-	(2,328)

Earnings (loss) before income taxes	$4,258	$(6,098)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS

Organization of Information

           Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.  In addition, reference should be made to our audited Consolidated Financial Statements and accompanying notes thereto and related Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 26, 2010.  Management’s Discussion and Analysis includes the following sections:

•     Executive Summary

•     Operating Results

•     Liquidity and Capital Resources

•     Off-Balance Sheet Arrangements

•     Critical Accounting Policies

•     Non-GAAP Financial Measures

•     Forward-Looking Statements — Safe Harbor

Executive Summary

           As economic conditions continue to improve in 2011, our activities center around three strategic planks:

•         First, continue investing in our business to drive targeted revenue growth:

•         Over the last twelve months, we invested in sales and recruiting staff across all of our brands to drive organic growth among our targeted small and mid-sized accounts.  While our large accounts (customers that do business with SFN of $5 million or more, annually) remained flat year over year, revenue from our small and mid-sized accounts increased 17.5%.  Our small and mid-sized accounts now contribute 47.2% of our revenues, up from 43.4% last year in the first quarter.

•         Most of our sales and recruiting staff additions were made within our Professional Services segment where we reported 8.8% revenue growth in the first quarter compared with the same period last year.  Professional Services comprised 47.7% of the Company’s revenues.

•         Demand for permanent hiring continued to improve and increases in our recruiting staff contributed to a 58.3% increase in permanent placement revenues.

•         We continue to invest in the Professional Services segment, including SourceRight Solutions to maintain its leadership position in outsourced talent acquisition services.  During the quarter recruitment process outsourcing (“RPO”) increased revenues 82.8%, primarily due to growth among existing customers, but also adding several new accounts.

•         Second, improve profitability through operating effectiveness:

•         We successfully increased pay/bill spreads, more than offsetting increases in payroll taxes, resulting in improved temporary staffing margins in both operating segments.

•         We continued to drive productivity improvements through discipline around operating metrics and managed SG&A, while investing in sales and recruiting activities.  Total SG&A as a percentage of gross profit decreased to 93.2% in the first quarter of 2011 from 100.5% in the same period last year.

•         Third, maintain financial discipline:

•        Days sales outstanding ("DSO") remained flat at 45 days at the end of the first quarter 2011 and 2010.

•         In the first quarter of 2011, we generated $6.0 million of operating cash flow, which was used to repay debt balances and purchase approximately 655,000 shares of the Company’s common stock, amongst other cash uses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS – (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended March 27, 2011 Compared with March 28, 2010

•         Revenues in the first quarter of 2011 were $500.4 million, an increase from $463.1 million in the prior year period.

•         As economic conditions in North America continue to improve, our customers continued to increase hiring of temporary employees during the first quarter of 2011.  Temporary employment in the U.S. increased by 12.5% year over year in the first quarter of 2011 as estimated by the U.S. Bureau of Labor Statistics.  The Company’s combined temporary staffing revenue increased 8.2% and permanent placement revenues increased 58.3% in the first quarter compared with last year.

•         Professional Services revenues increased 8.8% compared with the prior year, and Staffing Services revenues increased 7.4% compared with the prior year.  Revenue increases in Professional and Staffing Services were primarily due to increasing business volumes within existing customers as current economic conditions continue to improve.

•         Gross profit in the first quarter of 2011 was $98.8 million.  Gross profit margin increased to 19.7% in the first quarter of 2011 compared with 18.2% for the same prior year period.  Gross profit margins increased by 150 basis points due to:

•         A shift in mix within our services (60 basis points) primarily due to higher permanent placement revenue volumes;

•         An increase in temporary staffing margins in both segments (40 basis points) due to higher pay/bill spreads and lower employee burden costs offset by higher payroll taxes; and

•         Improved outsourcing and other margins due to the growth in higher margin RPO (50 basis points).

•         SG&A expenses increased 8.7% to $92.1 million in the first quarter of 2011 from $84.7 million in the same prior year period in 2010 due to investments in sales and recruiting personnel and increased variable compensation.  As a percentage of gross profit, SG&A costs decreased to 93.2% from 100.5% for the same prior year period.  As business volumes continue to improve into the second quarter of 2011, we will continue to manage the growth in expenses relative to growth in gross profit.

•         There were $2.3 million of restructuring and other charges in the first quarter of 2010, which were primarily due to acquisition integration and transaction costs related to the Tatum acquisition, partially offset by $0.2 million prior litigation accrual adjustment.

•         Net interest expense was $0.9 million in the first quarter of 2011 compared with net interest expense of $1.4 million in the prior year.  The decrease in interest expense is primarily due to the decrease in the outstanding debt balance which was $6.1 million at March 27, 2011 compared with $39.2 million at March 28, 2010.  The Company used operating cash flow generated in the latter half of 2010 and the first quarter of 2011 to reduce the debt balance.

•         Our effective tax expense rate for the first quarter of 2011 was 36.8%, decreasing from the prior year benefit rate of 47.9%.  The lower tax expense rate is primarily due to the favorable impact of deductible permanent differences related to stock compensation and the lower relative impact of non-income based state taxes in 2011 compared with 2010.

•         Earnings were $0.05 per diluted share in 2011 compared with a loss of $(0.06) per share in 2010.  Adjusted earnings per share in the first quarter of 2011 were $0.05 compared with a loss of $(0.03) per share in same prior year period.  The improvement in adjusted earnings per share reflects the increase in demand for our services as the economy continues to improve, improved gross profit margins and careful management of our operating expenses as described above.  See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

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

            Information on operating segments and a reconciliation to earnings (loss) before income taxes are as follows (in thousands):

	Three Months Ended
	March 27, 2011		March 28, 2010
		% of		% of
		Total		Total
Revenues:
Professional Services	$238,805	47.7%	$219,575	47.4%
Staffing Services	261,631	52.3%	243,552	52.6%
Total	$500,436	100.0%	$463,127	100.0%

		% of		% of
		Revenues		Revenues
Gross profit:
Professional Services	$60,472	25.3%	$49,947	22.7%
Staffing Services	38,283	14.6%	34,313	14.1%
Total	$98,755	19.7%	$84,260	18.2%

Segment SG&A:
Professional Services	$(53,389)		$(46,140)
Staffing Services	(35,256)		(35,403)
Total	(88,645)		(81,543)

Segment operating profit (loss):
Professional Services	$7,083		$3,807
Staffing Services	3,027		(1,090)
Total	10,110		2,717

Unallocated corporate costs	(3,437)		(3,150)
Amortization expense	(1,548)		(1,907)
Interest expense	(912)		(1,461)
Interest income	45		31
Restructuring and other charges	-		(2,328)

Earnings (loss) before income taxes	$4,258		$(6,098)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS – (Continued)

Segment Operating Results

        Professional Services

Information on the Professional Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 27, 2011		March 28, 2010
		% of Total		% of Total
Revenues by Skill:
Information Technology	$124,622	52.2%	$117,994	53.7%
Finance & Accounting	44,870	18.8%	35,036	16.0%
Administration	14,851	6.2%	13,961	6.4%
Other	54,462	22.8%	52,584	23.9%
Segment revenues	$238,805	100.0%	$219,575	100.0%

Revenues by Service:
Temporary Staffing	$188,714	79.0%	$172,740	78.7%
Outsourcing & Other	42,206	17.7%	42,395	19.3%
Permanent Placement	7,885	3.3%	4,440	2.0%
Segment revenues	$238,805	100.0%	$219,575	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	22.8%		22.3%
Outsourcing & Other	22.6%		16.4%
Permanent Placement	100.0%		100.0%
Total Professional Services	25.3%		22.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS – (Continued)

Three Months Ended March 27, 2011 Compared with March 28, 2010

Revenues — Professional Services revenues were $238.8 million or 47.7% of total revenue in the first quarter of 2011 compared with $219.6 million or 47.4% in the prior year period.  Revenues in the first quarter increased 8.8% compared with the prior year due to increasing demand from customers across all skills as the economy continues to improve.

•     By skill — Information technology ("IT") revenues increased by 5.6% to $124.6 million and finance and accounting revenues increased 28.1% to $44.9 million in the first quarter of 2011, primarily due to increases in demand from several customers, particularly within the financial services sectors.  In addition, the acquisition of Tatum LLC in February 2010 contributed to the growth in finance and accounting.  Revenues from administrative skills increased 6.4% primarily due to increases in demand from existing customers particularly in the technology and consumer products sector.  Other skills increased 3.6% and primarily reflected the growth in RPO business, particularly in the technology sector, partially offset by declines in professional contingent workforce services projects.  First quarter revenue increases across our skills were driven by our targeted small and mid-sized clients which increased 14.9% this year while large accounts were 3.7% higher.  Demand across most skill categories increased in the first quarter of 2011 as the U.S. economy continued to improve and overall temporary staffing and permanent hiring has increased.

•     By service — Temporary staffing revenues increased 9.2% in the first quarter compared with the prior year period due the improvement in the economy which resulted in higher demand across our customer base.  Revenues from outsourcing and other remained flat compared with the prior period due to growth in RPO of 82.8%, offset by the end of some professional contingent workforce services projects.  Permanent placement revenues increased in the first quarter compared with the first quarter last year by 77.6% as a result of our customers’ expanding their hiring as the economy continues to improve.

Gross Profit — Professional Services gross profit increased 21.1% to $60.5 million in the first quarter of 2011 from $49.9 million in the prior year.  The overall gross profit margin was 25.3% in 2011 compared with 22.7% in the prior year.  The increase of 260 basis points in gross profit margin was primarily due to:

•     Changes in service mix primarily due to growth in permanent placement revenues (110 basis points);

•     An increase in temporary staffing margins (40 basis points), primarily driven by higher pay/bill spreads, partially offset by higher payroll taxes; and

•     An increase in outsourcing and other margins (110 basis points) due to a higher mix of RPO, resulting from its disproportionate growth and lower professional contingent workforce services revenues year over year.

Segment Operating Profit — Professional Services segment operating profit was $7.1 million in the first quarter of 2011 compared with $3.8 million in the prior year.  As a percentage of gross profit, operating expenses decreased to 88.3% from 92.4%.  The decrease in operating expenses as a percentage of gross profit was primarily due to continued effective management of our cost structure.

Outlook — We continue to focus on the execution of our strategy to expand our higher margin Professional Services business through the investment in sales and recruiting staff to drive organic growth within our targeted small and mid-sized accounts and strategic investments in the growth of SourceRight Solutions.  We continue to manage our productivity, while making further investments to keep SFN positioned to respond to growth opportunities in the professional services market in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS – (Continued)

Staffing Services

           Information on the Staffing Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 27, 2011		March 28, 2010
		% of		% of
		Total		Total
Revenues by Skill:
Clerical	$146,596	56.0%	$138,893	57.0%
Light Industrial	115,035	44.0%	104,659	43.0%
Segment revenues	$261,631	100.0%	$243,552	100.0%

Revenues by Service:
Temporary Staffing	$259,548	99.2%	$241,694	99.2%
Permanent Placement	2,083	0.8%	1,858	0.8%
Segment revenues	$261,631	100.0%	$243,552	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	13.9%		13.4%
Permanent Placement	100.0%		100.0%
Total Staffing Services	14.6%		14.1%

Three Months Ended March 27, 2011 Compared with March 28, 2010

Revenues —Staffing Services revenues increased to $261.6 million or 52.3% of revenues in the first quarter of 2011 compared with $243.6 million or 52.6% of revenues in the prior year period.  The increase was primarily due to increasing business volumes among existing customers in the U.S. and Canada as the economy continued to improve.

•     By skill — Clerical revenues increased 5.5% and light industrial accounts increased 9.9% in the first quarter of 2011 compared with the prior year both due to higher demand from our targeted small and mid-sized accounts which increased 20.0% this year while large accounts were down slightly.  Consistent with trends in past economic cycles, demand for light industrial staffing tends to recover before other skills, including clerical.

•     By service — Temporary staffing revenues increased 7.4% compared with last year due to the improving U.S. economy and our customers increased demand for, primarily, light industrial temporary labor.  Permanent placement revenues increased 12.1% to $2.1 million in the first quarter of 2011 from $1.9 million in the prior year.  This revenue increase reflects improving employment trends in the U.S. and Canada.

Gross Profit — Gross profit increased by 11.6% to $38.3 million or 14.6% of revenue in the first quarter of 2011 compared with $34.3 million or 14.1% in the same prior year period.  The increase of 50 basis points in the overall gross profit margin was primarily due to improved temporary staffing margins driven by increased pay/bill spreads and lower workers compensation costs offset by higher payroll taxes.

           Segment Operating Profit (Loss) — Staffing Services segment operating profit was $3.0 million in the first quarter of 2011 compared with a loss of $1.1 million in the prior year.  Operating expenses remained flat year over year, but decreased as a percentage of gross profit to 92.1% compared with 103.2% in the prior year.  The lower operating expenses as a percentage of gross profit was due to our continued focus on effectively managing our productivity as economic conditions continued to improve and our business grew.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS – (Continued)

Outlook — We continue to focus on executing our strategy of diversifying our customer base and expanding business with our targeted small and mid-sized accounts to obtain higher gross profit margins.  Increased sales activity and improving operating leverage remain our major areas of focus for the remainder of 2011.  Due to the sensitivity of our Staffing Services business to economic trends, we continue to carefully monitor gross profit trends and expenses to achieve appropriate profitability.

Unallocated Corporate Costs

Unallocated corporate costs were $3.4 million and $3.2 million in the first quarters of 2011 and 2010, respectively.  Unallocated costs as a percentage of revenues were 0.7% for the first quarters of 2011 and 2010.

Liquidity and Capital Resources

           Cash Flows

           As of March 27, 2011, we had total cash of $16.8 million (a decrease of $1.7 million from December 26, 2010).  Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Three Months Ended
	March 27, 2011	March 28, 2010
Cash Provided By (Used In):
Operating activities	$6,039	$3,715
Investing activities	(2,623)	(25,898)
Financing activities	(5,160)	20,480
Effect of exchange rates	84	4
Net decrease in cash and cash equivalents	$(1,660)	$(1,699)

           Operating cash flows

           Cash provided by operating activities for the first quarter of 2011 was $6.0 million.  Cash flow from operating activities before changes in working capital was $10.5 million, which increased from $4.8 million in 2010 due to improving operating results as the company grows and improves operating leverage.  Working capital usage of $4.4 million reduced operating cash flow primarily due to a decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable resulting from the normal seasonal pull back in revenue in the first quarter of 2011 compared with the fourth quarter of 2010.

           Cash provided by operating activities for the first quarter of 2010 was $3.7 million.  Cash flow from operating activities before changes in working capital was $4.8 million, which increased from $1.3 million in 2009 due to improving operating results as the U.S. economy recovers.  Working capital usage of $1.1 million reduced operating cash flow primarily due to an increase in accounts receivable compared with year-end levels as a result of higher DSO in the first quarter of 2010.  Additionally, cash provided by operating activities in the first quarter of 2010 was reduced by $2.2 million of cash used for severance and leases related to restructuring and other charges.

Investing cash flows

           Cash used for investing activities of $2.6 million for the first quarter of 2011 primarily relates to a $1.5 million final installment of additional consideration paid in connection with a 2007 acquisition and capital expenditures of $1.2 million.

           Cash used for investing activities of $25.9 million for the first quarter of 2010 primarily relates to $24.0 million paid, net of cash acquired, for the Tatum acquisition in the first quarter of 2010, $1.5 million related to a 2007 acquisition and capital expenditures of $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS – (Continued)

Financing cash flows

Cash used by financing activities for the first quarter of 2011 of $5.2 million was primarily related to $8.3 million for the repurchase of treasury shares, repayments of debt of $1.1 million and proceeds of $4.3 million from the exercise of employee stock options.

Cash provided by financing activities for the first quarter of 2010 of $20.5 million was primarily related to net borrowings from our lines of credit of $21.1 million to fund the Tatum acquisition, repayments of debt of $0.7 million and proceeds of $0.2 million from the exercise of employee stock options.

Financing

We have a revolving line of credit in the amount of $250 million (the “Revolver”) which is secured by substantially all of SFN’s accounts receivable and provides for U.S. and Canadian dollar borrowings. The Revolver matures on November 15, 2014.

                As of March 27, 2011, there was $0.02 million outstanding under this facility, and as of March 28, 2010, there was $31.8 million outstanding.  As of March 27, 2011, total availability was $151.2 million (calculated as eligible receivables of $215.5 million less: borrowings outstanding of $0.02 million, letters of credit of $32.0 million and a one week payroll reserve of $32.3 million).  The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 4.5% (prime rate plus a 1.25% margin) as of March 27, 2011.  Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.375% to 0.5% per annum that is determined by the unused portion of the revolving line of credit.  For letters of credit, we pay an annual rate based on availability under the line (currently 2.25%) plus a fixed fronting fee of 0.125%.

The Revolver contains certain affirmative and negative covenants, the most significant of which is a minimum fixed charge coverage requirement under certain conditions.  If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x.  At March 27, 2011, excess availability was $151.2 million and we were in compliance with all covenants of the Revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations, or sales, and transactions with subsidiaries and related parties.  Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

Off-Balance Sheet Arrangements

           As of March 27, 2011, we had $32.0 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs, such as workers' compensation insurance.  As of March 27, 2011, none of these irrevocable letters of credit had been drawn upon.

        We do not have any other significant off-balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS – (Continued)

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  There were no changes from the Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

Non-GAAP Financial Measures

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION (in thousands, except per share amounts)

	Three Months Ended
	March 27,	March 28,
	2011	2010

Adjusted earnings (loss)	$2,692	$(1,758)
Restructuring and other charges, net of tax benefit of $910 (1)	-	(1,418)
Net earnings (loss)	$2,692	$(3,176)

Per share-Diluted amounts :
Adjusted earnings (loss)	$0.05	$(0.03)
Restructuring and other charges, net of tax benefit	-	(0.03)
Net earnings (loss)	$0.05	$(0.06)

Weighted-average shares used in computation of earnings
(loss) per share	55,459	51,766

(1) The tax benefit was calculated using the Company's marginal tax rate of 39.1%.

This Quarterly Report on Form 10-Q includes information extracted from consolidated financial information but not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements. Certain of this information is considered "non-GAAP financial measures" as defined by SEC rules. Specifically, adjusted earnings is a non-GAAP financial measure.  Adjusted earnings excludes certain non-operating related charges.  Items excluded from the calculation of adjusted earnings includes restructuring and other charges related to acquisition transaction and integration expenses and other cost reduction initiatives.  Non-GAAP financial measures should not be considered a measure of financial performance in isolation or as an alternative to revenue growth as determined in the Condensed Consolidated Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies, and therefore this measure has material limitations.  Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS – (Continued)

Forward-Looking Statements — Safe Harbor

This Quarterly Report on Form 10-Q may include "forward‑looking statements"  within the meaning of Section 21E of the Securities Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects.  Although we believe that our plans, strategies and prospects reflected in or suggested by our forward‑looking statements, and the assumptions on which they are based, are reasonable, we cannot assure you that our plans, strategies and prospects or our other expectations and intentions will be realized or achieved.  Important factors that could cause our actual results to differ materially from our forward‑looking statements include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.  If any of those risks, or other risks not presently known to us or that we currently believe to not be significant, do materialize or develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.  All forward‑looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            There have been no material changes to our exposures to market risk since December 26, 2010.  Please refer to our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 for a complete discussion of our exposures to market risk.

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

There has been no change in our internal control over financial reporting during the quarter ended March 27, 2011, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the action filed against the Company by Glidepath Holding B.V. and Jeimon Holdings N.V., the appeals of the judgments granting the parties’ respective motions for summary judgment were fully briefed on April 1, 2011.  A hearing date for oral arguments on the appeals has not been set at this time.  SFN intends to continue vigorously defending this matter and management believes the likelihood of a loss is remote.  SFN accrued $0.1 million related to legal fees incurred to defend this matter and does not have insurance coverage for this claim. For additional detail concerning this action, refer to our Annual Report on Form 10-K, Item 3 – Legal Proceedings, for the fiscal year ended December 26, 2010.

ITEM 1A.  RISK FACTORS

           There were no material changes from Risk Factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           SFN’s U.S. revolving line of credit provides for certain covenants which restrict the Company’s ability to pay cash dividends in the event of default or if availability falls below $50 million.

There were no sales of unregistered equity securities during the first quarter of 2011 that were not previously reported in a Current Report on Form 8-K.  The following table displays our purchases of the Company’s common stock during the first quarter of 2011:

		Average	Total Number of	Approximate Dollar
	Total	Price	Shares Purchased	Value of Shares that
	Number of	Paid	as Part of	May Yet Be
	Shares	per	Publicly Announced	Purchased Under
Period	Purchased	Share	Program (1)	the Program (1)
Month 1
December 27, 2010 through January 23, 2011	110,175	$9.85	110,175	-
Month 2
January 24, 2011 through February 20, 2011	199,000	12.37	199,000	-
Month 3
February 21, 2011 through March 27, 2011	345,637	13.75	345,637	-
Total	654,812	$12.67	654,812	-

(1)     On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit Name

10.1*

SFN Group, Inc. 2011 Variable Pay Plan (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), filed as Exhibit 10.1 to SFN’s Form 8-K filed on March 4, 2011, is incorporated herein by reference.

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

SFN GROUP, INC.
(Registrant)

Date: May 4, 2011	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)