Form 10-Q
period 2011-08-03
SFN Group Inc.
filed 2011-08-03
CIK 914536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx Noo

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noo

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	¨	Accelerated filer	x
Non-accelerated filer	¨	Smaller reporting company	¨
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso Nox

Number of shares of Registrant’s Common Stock, par value $0.01 per share ("Common Stock"), outstanding on July 22, 2011 was 49,028,898.

	TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations Three Months Ended June 26, 2011 and
	June 27, 2010 (unaudited)	1

	Condensed Consolidated Statements of Operations Six Months Ended June 26, 2011 and
	June 27, 2010 (unaudited)	2

	Condensed Consolidated Balance Sheets as of June 26, 2011 (unaudited) and December 26,
	2010	3

	Condensed Consolidated Statements of Cash Flows Six Months Ended June 26, 2011 and
	June 27, 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

SIGNATURES		27

i

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	June 26,	June 27,
	2011	2010
Revenues	$512,227	$513,963
Cost of services	402,527	408,571
Gross profit	109,700	105,392
Selling, general and administrative expenses	94,555	95,610
Amortization expense	1,549	2,116
Interest expense	910	1,688
Interest income	(31)	(27)
Restructuring and other charges	-	974
	96,983	100,361

Earnings from continuing operations before income taxes	12,717	5,031
Income tax expense	(4,147)	(2,151)

Earnings from continuing operations	8,570	2,880
Loss from discontinued operations, net of tax	-	(160)

Net earnings	$8,570	$2,720

Earnings per share, Basic:
Earnings from continuing operations	$0.17	$0.05
Loss from discontinued operations	-	-
	$0.17	$0.05

Earnings per share, Diluted:
Earnings from continuing operations	$0.16	$0.05
Loss from discontinued operations	-	-
	$0.16	$0.05

Weighted average shares used in computation of earnings per share:
Basic	51,844	52,600
Diluted	54,311	54,833

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Six Months Ended
	June 26,	June 27,
	2011	2010
Revenues	$1,012,663	$977,090
Cost of services	804,208	787,438
Gross profit	208,455	189,652
Selling, general and administrative expenses	186,637	180,303
Amortization expense	3,097	4,023
Interest expense	1,822	3,149
Interest income	(76)	(58)
Restructuring and other charges	-	3,302
	191,480	190,719

Earnings (loss) from continuing operations before income taxes	16,975	(1,067)
Income tax (expense) benefit	(5,713)	771

Earnings (loss) from continuing operations	11,262	(296)
Loss from discontinued operations, net of tax	-	(160)

Net earnings (loss)	$11,262	$(456)

Earnings (loss) per share, Basic:
Earnings (loss) from continuing operations	$0.22	$(0.01)
Loss from discontinued operations	-	-
	$0.22	$(0.01)

Earnings (loss) per share, Diluted:
Earnings (loss) from continuing operations	$0.21	$(0.01)
Loss from discontinued operations	-	-
	$0.21	$(0.01)

Weighted average shares used in computation of earnings (loss) per share:
Basic	52,284	52,182
Diluted	54,852	52,182

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	June 26,	December 26,
Assets	2011	2010
Current Assets:
Cash and cash equivalents	$10,687	$18,478
Receivables, less allowance for doubtful accounts of $2,963 and
$3,382, respectively	282,965	291,691
Deferred tax asset	25,571	26,974
Other current assets	9,787	9,930
Total current assets	329,010	347,073
Property and equipment, net of accumulated depreciation of $156,022
and $154,465, respectively	37,425	40,179
Deferred tax asset	108,462	110,000
Goodwill	31,073	31,073
Tradenames and other intangibles, net	57,719	60,810
Other assets	23,120	23,073
	$586,809	$612,208
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt and revolving lines of credit	$3,757	$2,592
Accounts payable and other accrued expenses	85,568	100,129
Accrued salaries, wages and payroll taxes	68,598	68,157
Accrued insurance reserves	22,591	21,501
Accrued income tax payable	430	1,016
Other current liabilities	5,604	7,832
Total current liabilities	186,548	201,227
Long-term debt, net of current portion	3,013	2,422
Accrued insurance reserves	15,140	18,214
Deferred compensation	18,615	17,559
Other long-term liabilities	2,601	2,910
Total liabilities	225,917	242,332

Stockholders' Equity:
Preferred stock, par value $0.01 per share; authorized, 2,500,000 shares;
none issued or outstanding	-	-
Common stock, par value $0.01 per share; authorized, 200,000,000; issued
65,341,609 shares	653	653
Additional paid-in capital	852,784	851,023
Treasury stock, at cost, 16,340,976 and 14,683,747 shares, respectively	(124,664)	(102,006)
Accumulated deficit	(372,055)	(383,317)
Accumulated other comprehensive income	4,174	3,523
Total stockholders' equity	360,892	369,876
	$586,809	$612,208

See accompanying notes to Condensed Consolidated Financial Statements.

SFN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 26,	June 27,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$11,262	$(456)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	9,237	13,948
Deferred income tax expense (benefit)	4,740	(973)
Restructuring and other charges	-	3,302
Share-based compensation	2,384	2,642
Other non-cash charges	470	784
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	8,726	(39,588)
Other assets	1,550	3,854
Accounts payable, income taxes payable, accrued liabilities and
other liabilities	(15,867)	20,111
Net cash provided by operating activities	22,502	3,624
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,538)	(30,684)
Capital expenditures, net	(2,184)	(1,741)
Other	233	313
Net cash used in investing activities	(3,489)	(32,112)
Cash flows from financing activities:
Debt repayments	(2,430)	(2,576)
Borrowings of line of credit, net	253	28,634
Proceeds from the exercise of employee stock options	4,609	-
Purchases of treasury stock	(29,324)	235
Net cash (used in) provided by financing activities	(26,892)	26,293
Effect of exchange rates on cash and cash equivalents	88	(5)
Net decrease in cash and cash equivalents	(7,791)	(2,200)
Cash and cash equivalents, beginning of period	18,478	8,034
Cash and cash equivalents, end of period	$10,687	$5,834

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest expense	$1,121	$2,410
Income taxes	$1,696	$1,889

Non-cash activities:
Accrual of fixed assets purchased	$1,098	$-
Financing of purchases of hardware and related costs	$3,956	$1,906

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

     The accompanying Condensed Consolidated Balance Sheet as of December 26, 2010, which has been derived from audited financial statements, and the unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010 and should be read in conjunction with the Consolidated Financial Statements and notes included therein. These statements do not include all of the information and footnotes required by GAAP for complete financial statements.

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

     New Accounting Pronouncements

     In June 2011, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income”. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011. The adoption of ASU 2011-05, when effective, is not expected to have an impact on SFN’s results of operations.

2. Merger Agreement

     On July 20, 2011, SFN announced that it entered into a definitive agreement (the “Merger Agreement”) to be acquired by Randstad Holding nv for $14.00 per common share through a cash tender offer, which values SFN’s equity at approximately $770 million. The transaction is subject to customary closing conditions, including regulatory approvals and the tender of greater than 50% of SFN’s outstanding shares, and has been unanimously approved by the Board of Directors of SFN. The transaction is not subject to a financing contingency and will be financed through borrowings under Randstad’s existing credit lines. This transaction is expected to close late in the third quarter of 2011, subject to timing and receipt of necessary approvals and satisfaction of other closing conditions.

     Concurrently with the execution of the Merger Agreement, SFN entered into Amendment No. 9 (the “Amendment”) to the Rights Agreement, dated as of March 17, 1994, by and between SFN and The Bank of New York Mellon, as Rights Agent. The Amendment, among other things, renders the Rights Agreement inapplicable to the Merger Agreement and the transactions contemplated thereby. In particular, the Amendment provides that none of (1) the approval, execution, delivery or performance of the Merger Agreement; (2) the consummation of the tender offer for SFN’s outstanding shares or SFN’s merger with an affiliate of Randstad; (3) the consummation of the other transactions contemplated by the Merger Agreement; and (4) the announcement of any of the foregoing will result in the Rights (as such term is defined in the Rights Agreement) becoming separable, distributable, unredeemable, triggered or exercisable or in any affiliate or associate of Randstad being deemed an “Acquiring Person” under the Rights Agreement.

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
	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Weighted average shares outstanding - Basic	51,844	52,600	52,284	52,182

Effect of dilutive share-based compensation	2,467	2,233	2,568	-
Weighted average shares outstanding - Diluted	54,311	54,833	54,852	52,182

    For the six months ended June 27, 2010, 2.1 million dilutive common stock equivalents were excluded from the computation of diluted earnings (loss) per share because SFN reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive. In addition, anti-dilutive options and restricted stock units totaling 2.4 million for the three months ended June 27, 2010 and 2.3 million for the six months ended June 27, 2010 were also excluded from the computation of diluted earnings per share.There were 0.03 million anti-dilutive options for the three months and six months ended June 26, 2011, which were excluded from the computation of diluted earnings per share.

4. Goodwill and Intangible Assets

      The changes in the carrying amount of goodwill and accumulated impairment losses are as follows (in thousands):
	Professional	Staffing
	Services	Services	Total
Balance at December 26, 2010
Goodwill	$359,448	$533,213	$892,661
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	30,598	475	31,073

Goodwill acquired during the year	-	-	-

Balance at June 26, 2011
Goodwill	359,448	533,213	892,661
Accumulated impairment losses	(328,850)	(532,738)	(861,588)
	$30,598	$475	$31,073

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

4. Goodwill and Intangible Assets (continued)

      A summary of tradenames and other intangibles are as follows (in thousands):
	As of
	June 26,	December 26,
	2011	2010
Indefinite lived intangible assets - Tradenames	$41,000	$41,000
Finite lived intangible assets:
Customer relationship intangibles and other	43,216	43,239
Accumulated amortization	(26,497)	(23,429)
	16,719	19,810
	$57,719	$60,810

     SFN's tradenames have been identified as having an indefinite useful life and are therefore not amortized.

     Amortization expense associated with finite lived intangible assets for the three months ended June 26, 2011 and June 27, 2010 was $1.5 million and $2.1 million, respectively. Amortization expense for the six months ended June 26, 2011 and June 27, 2010 was $3.1 million and $4.0 million, respectively. The finite lived intangible assets primarily relate to customer relationships, among other things, and are being amortized on an accelerated method over the estimated remaining useful life of the intangible assets ranging from 2 to 21 years.

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

     SFN has a voluntary non-qualified deferred compensation plan (the “DCP”) for highly compensated employees who are not fully eligible to participate in SFN’s 401(k) Benefit Plan. The DCP is not formally funded; however, SFN maintained investments of $20.5 million and $19.6 million in a portfolio of mutual funds held in trust at June 26, 2011 and December 26, 2010, respectively. These investments are included in “Other current assets” and “Other assets” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as trading securities and are reported at fair value with gains and losses included in earnings during the period incurred. Fair value is determined based on quoted prices in active markets, Level I of the fair value hierarchy.

     In estimating the fair value of derivative positions, SFN utilizes quoted market prices, if available, or quotes obtained from outside sources. As of June 26, 2011, SFN had outstanding forward contracts to sell CAD $10.2 million in September 2011. This derivative had a fair value or cost to unwind that is not material to SFN’s consolidated results of operations.

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

     In the action filed against the Company by Glidepath Holding B.V. and Jeimon Holdings N.V., oral arguments on the appeals of the judgments granting the parties’ respective motions for summary judgment were heard by the United States Court of Appeals for the Second Circuit on June 24, 2011. On July 6, 2011, the Court of Appeals affirmed the District Court’s prior ruling granting summary judgment to each party, thereby dismissing each party’s claims against the other. Should the plaintiff pursue the matter further, SFN intends to continue to vigorously defend this matter and management believes the likelihood of a loss is remote. SFN has $0.1 million accrued related to legal fees incurred to defend this matter and does not have insurance coverage for this claim. For additional detail concerning this action, refer to Note 11 – Commitments and Contingencies in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

     On July 21, 2010, the Company received a grand jury subpoena from the U.S. District Court for the Southern District of New York for documents concerning its contracts for work on a timekeeping system project for the City of New York. In December 2010, two former subcontractors to the Company were arrested and charged with fraud in connection with the U.S. Attorney’s investigation. On January 13, 2011, the Company received an additional federal grand jury subpoena for documents related to the project. The Company is continuing to cooperate with the U.S. Attorney’s investigation. The Company has not been informed that it is a target of any investigation. The Company has $2.0 million accrued related to this matter for receivables and contract exposures, as well as legal fees.

     The State of California assessed the Company $1.6 million plus interest and penalty of $1.1 million as a result of a dispute related to 2003 state unemployment tax rates. An appeals court in the State of California ruled against the Company on a procedural basis in 2010, and the Company paid the full amount of assessment, including interest and penalty, during the second quarter.

     As of June 26, 2011, SFN had $31.2 million in outstanding irrevocable letters of credit. These instruments primarily collaterize SFN’s obligations under workers’ compensation insurance programs. The level of collateral required is determined by the insurance carrier based on claims experience of the programs and may vary from year to year. As of June 26, 2011, none of these irrevocable letters of credit had been drawn.

7. Comprehensive Income (Loss)

     The following table displays the computation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Net earnings (loss)	$8,570	$2,720	$11,262	$(456)

Other comprehensive income:
Foreign currency translation and other adjustments
arising during the period	491	(40)	651	(2)

Total comprehensive income (loss)	$9,061	$2,680	$11,913	$(458)

SFN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unadited)

8. Stockholders’ Equity

           On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.  During the second quarter of 2011, the Company repurchased 1.9 million shares for approximately $20.4 million or an average price of $10.56 per share under this authorization.

           On May 27, 2011, the Board of Directors authorized the Company to repurchase up to $75 million of the Company’s outstanding common stock. The repurchase program does not require the Company to repurchase any specific number of shares, and may be terminated at any time. There were no purchases during the quarter related to this authorization.

9. Segment Information

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

           Information on operating segments and a reconciliation to earnings (loss) before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Revenues:
Professional Services	$243,987	$250,087	$482,792	$469,662
Staffing Services	268,240	263,876	529,871	507,428
Segment revenues	$512,227	$513,963	$1,012,663	$977,090
Gross profit:
Professional Services	$68,570	$63,949	$129,042	$113,896
Staffing Services	41,130	41,443	79,413	75,756
Segment gross profit	$109,700	$105,392	$208,455	$189,652
Segment SG&A expenses:
Professional Services	$(54,029)	$(55,318)	$(107,418)	$(101,458)
Staffing Services	(37,268)	(36,774)	(72,524)	(72,177)
Segment SG&A	$(91,297)	$(92,092)	$(179,942)	$(173,635)
Segment operating profit:
Professional Services	$14,541	$8,631	$21,624	$12,438
Staffing Services	3,862	4,669	6,889	3,579
Segment operating profit	18,403	13,300	28,513	16,017

Unallocated corporate costs	(3,258)	(3,518)	(6,695)	(6,668)
Amortization expense	(1,549)	(2,116)	(3,097)	(4,023)
Interest expense	(910)	(1,688)	(1,822)	(3,149)
Interest income	31	27	76	58
Restructuring and other charges	-	(974)	-	(3,302)
Earnings (loss) from continuing operations
before income taxes	$12,717	$5,031	$16,975	$(1,067)

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

           •    Subsquent Event

        •   Non-GAAP Financial Measures

           •    Forward-Looking Statements — Safe Harbor

Executive Summary

           As economic conditions continue to improve in 2011, our activities center around three strategic planks:

•          First, continue investing in our business to drive targeted revenue growth:

•          Over the last twelve months, we invested in sales and recruiting staff across all of our brands to drive organic growth among our targeted small and mid-sized accounts.  While our large accounts (customers that do business with SFN of $5 million or more, annually) decreased by 9.6% year over year, revenue from our small and mid-sized accounts increased 11.9%.  Our small and mid-sized accounts now contribute 48.3% of our revenues, up from 43.0% last year in the second quarter.

•          We continue to add sales and recruiting staff within our Professional Services segment, which comprised 47.6% of the Company’s revenues in the second quarter of 2011.

•          Professional services revenues decreased 2.4% year over year in the second quarter primarily related to the completion of several professional contingent workforce projects.  Excluding the impact of the professional contingent workforce services, revenue increased 3.5% year over year due to growth among small and mid-sized accounts.

•          Demand for permanent hiring continued to improve and increases in our recruiting staff contributed to a 47.2% increase in permanent placement revenues.

•          We continue to invest in the Professional Services segment, including SourceRight Solutions to maintain its leadership position in outsourced talent acquisition services.  During the quarter, recruitment process outsourcing (“RPO”) revenues increased 22.9%, primarily due to growth among existing customers, and the addition of several new accounts.

•          Second, improve profitability through operating effectiveness:

•          Gross profit margins improved by 90 basis points in the second quarter 2011 compared with the prior year due to growth in small and mid-sized customers, higher margin services including permanent placement and RPO as well as improved pay/bill spreads in temporary staffing which helped to offset increases in employee burden costs.

•          We continued to drive productivity improvements through discipline around operating metrics and managing SG&A, while investing in sales and recruiting activities.  Total SG&A as a percentage of gross profit decreased to 86.2% in the second quarter of 2011 from 90.7% in the same period last year.

•          Third, maintain financial discipline:

•          Days sales outstanding ("DSO") decreased to 44 days from 45 days at the end of the first quarter 2011.

•          In the second quarter of 2011, we generated $16.5 million of operating cash flow, which was used to repay debt balances and purchase approximately 1.9 million shares of the Company’s common stock, amongst other cash uses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Operating Results

Consolidated Operating Results

Three Months Ended June 26, 2011 Compared with June 27, 2010

•          Revenues in the second quarter of 2011 were $512.2 million, a decrease from $514.0 million in the prior year period.

•         Temporary employment in the U.S. increased by 8.9% year over year in the second quarter of 2011 as estimated by the U.S. Bureau of Labor Statistics, and was up 0.6% sequentially compared with the first quarter of 2011.  Both growth comparisons are lower than those reported throughout first quarter 2010 and 2011, consistent with slower economic growth in recent periods.  The Company’s combined temporary staffing revenue increased 1.0% year over year to $457.0 million, slower than market due to our focus on growth among targeted higher margin small and mid-sized accounts.  Outsourcing and other declined 18.9%, primarily due to the impact of the completion late last year of several professional contingent workforce projects. SFN’s temporary staffing revenues in the second quarter 2011 increased 1.9% compared with the first quarter 2011, which inconsistent with recent trends in temporary employment in the U.S.  Permanent placement revenues increased 47.2% in the second quarter compared with last year.

•         Professional Services revenues were $244.0 million in the second quarter of 2011, a decrease of 2.4% from the second quarter of 2010.  Professional Services revenues were lower due to the completion late last year of several professional contingent workforce projects.  Excluding the impact of professional contingent workforce services, Professional Services revenues increased 3.5% year over year in the second quarter.  Staffing services revenues increased 1.7% in the second quarter 2011 to $268.2 million.  Both segments experienced growth among our targeted small and mid-sized customers, which was partially offset by declines in large accounts.

•         Gross profit in the second quarter of 2011 was $109.7 million.  Gross profit margin increased to 21.4% in the second quarter of 2011 compared with 20.5% for the same prior year period.  Gross profit margins increased by 90 basis points due to:

•         A shift in mix within our services (50 basis points) primarily due to higher permanent placement revenue volumes;

•         An increase in temporary staffing margins in Professional Services (40 basis points) primarily due to higher pay/bill spreads and lower employee benefit costs offset by higher payroll taxes;

•         An increase in outsourcing and other margins (30 basis points) primarily due to a shift in mix resulting from growth in higher margin RPO services and declines in lower margin professional contingent workforce services; partially offset by

•         A decrease in temporary staffing margins in Staffing Services (30 basis points) due to higher payroll taxes, which more than offset higher pay/bill spreads.

•         SG&A expenses decreased 1.1% to $94.6 million in the second quarter of 2011 from $95.6 million in the same prior year period in 2010.  As a percentage of gross profit, SG&A costs decreased to 86.2% from 90.7% for the same prior year period.  We continue to drive productivity improvements through discipline around operating metrics and leveraging fixed operating costs, while investing in sales and recruiting staff to drive growth.

•         There were $1.0 million of restructuring and other charges in the second quarter of 2010, which were primarily due to Tatum acquisition integration and transaction costs.

•         Net interest expense was $0.9 million in the second quarter of 2011 compared with net interest expense of $1.7 million in the prior year.  Interest expense decreased as the Company used operating cash flow generated in the latter half of 2010 and the first quarter of 2011 to reduce debt.

•         Our effective tax expense rate from continuing operations for the second quarter of 2011 was 32.6%, decreasing from the prior year rate of 42.8%. The decrease in the tax rate is primarily related to employment tax credits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•         Earnings from continuing operations were $0.16 per diluted share in 2011 compared with earnings of $0.05 per diluted share in 2010.  Adjusted earnings per share from continuing operations in the second quarter of 2011, which excludes $0.02 per share benefit from employment tax credits, were $0.14 compared with earnings of $0.06 per share in same prior year period.

•         Adjusted EBITDA from continuing operations (Earnings before Interest, Taxes, Depreciation, Amortization, and Restructuring and Other Charges) in the second quarter of 2011 was $18.2 million or 3.6% of revenues compared with $14.7 million or 2.9% of revenues in the same prior year period. The 70 basis point improvement in Adjusted EBITDA reflects improved gross profit margins and management of productivity and operating expenses as described above. Adjusted earnings and adjusted EBITDA from continuing operations are key measures used by management to evaluate its operations. See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

Six Months Ended June 26, 2011 Compared with June 27, 2010

•          Revenues in the first half of 2011 were $1.0 billion, an increase from $977.1 million in the prior year period.

•         Temporary employment in the U.S. increased by 10.6% year over year in 2011 as estimated by the U.S. Bureau of Labor Statistics. The Company’s combined temporary staffing revenues increased 4.4% to $905.2 million from $866.8 million in the same prior year period as growth among our targeted small and mid-sized accounts was partially offset by declines in large accounts.  Outsourcing and other revenues decreased 10.7% from $96.0 million to $85.7 million in the same prior year period due to the completion late last year of several professional contingent workforce projects. Permanent placement revenues increased 52.1% to $21.8 million from $14.3 million in the same prior year period.

•         Professional Services revenues increased 2.8% in the first half of 2011.  Growth rates in Professional Services were negatively impacted due to the completion late last year of several professional contingent workforce projects.  Excluding the impact of professional contingent workforce services, revenue growth was 8.6% year over year.  Staffing Services revenues increased 4.4% compared with the prior year. Revenues increased in Professional and Staffing Services primarily due to increasing business volumes within existing customers offset by the completion late last year of some professional contingent workforce business projects.

•          Gross profit in the first six months of 2011 was $208.5 million.  Gross profit margin increased to 20.6% in 2011 compared with 19.4% for the same prior year period. Gross profit margins increased by 120 basis points due to:

•          A shift in mix within our services (50 basis points) due to higher permanent placement volumes;

•          An increase in temporary staffing margins in Professional Services (30 basis points) primarily due to higher pay/bill spreads compared with a year ago partially offset by higher payroll taxes; and

•          An increase in outsourcing and other margins (40 basis points) primarily due to a shift in mix resulting from growth in RPO services offset by declines in the professional contingent workforce services.

•          SG&A expenses increased 3.5% to $186.6 million in 2011 from $180.3 million in the same prior year period. As a percentage of gross profit, SG&A expenses decreased to 89.5% from 95.1% for the same prior year period due to continued productivity management and leveraging fixed operating costs as we invest in sales and recruiting staff to drive growth.

•          Restructuring and other charges were $3.3 million in 2010.  The charges were related to Tatum acquisition integration and transaction costs.

•          Net interest expense was $1.7 million in 2011 compared with net interest expense of $3.1 million in the prior year.  The decrease in interest expense is primarily due to the decrease in outstanding debt balances as we used operating cash flow in the second half of 2010 and in 2011 to repay borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•         Our effective tax expense rate from continuing operations for 2011 was 33.7% and was lower than the statutory rate due to the benefit of employment tax credits and the favorable impact of deductible permanent differences related to stock compensation.  Our effective benefit rate from continuing operations for the sixth months ended June 27, 2010 was 72.3%.  The increase in the benefit rate over the statutory rate reflects the impact of employment tax credits, partially offset by non-deductible capital losses, on near break even earnings as of the end of the second quarter in 2010.

•         Earnings from continuing operations was $0.21 per diluted share for the six months ended June 26, 2011 compared with a loss from continuing operations of $(0.01) per diluted share in the same prior year period.  Adjusted earnings from continuing operations for the six months ended June 26, 2011 was $0.18 per diluted share compared with adjusted earnings per dilutive share of $0.03 in the same prior year period.

•         Adjusted EBITDA from continuing operations for the six months ended June 26, 2011 was $28.0 million or 2.8% of revenues compared with $19.3 million or 2.0% of revenues in the same prior year period. The 80 basis point improvement in EBITDA reflects improved gross profit and careful management of productivity and operating expenses as described above.  Adjusted earnings and adjusted EBITDA from continuing operations are key measures used by management to evaluate its operations.  See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for further information.

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

     Information on operating segments and a reconciliation to earnings (loss) before income taxes are as follows (in thousands):
	Three Months Ended				Six Months Ended
	June 26, 2011		June 27, 2010		June 26, 2011		June 27, 2010
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues:
Professional Services	$243,987	47.6%	$250,087	48.7%	$482,792	47.7%	$469,662	48.1%
Staffing Services	268,240	52.4%	263,876	51.3%	529,871	52.3%	507,428	51.9%
Total	$512,227	100.0%	$513,963	100.0%	$1,012,663	100.0%	$977,090	100.0%

		% of		% of		% of		% of
		Revenues		Revenues		Revenues		Revenues
Gross profit:
Professional Services	$68,570	28.1%	$63,949	25.6%	$129,042	26.7%	$113,896	24.3%
Staffing Services	41,130	15.3%	41,443	15.7%	79,413	15.0%	75,756	14.9%
Total	$109,700	21.4%	$105,392	20.5%	$208,455	20.6%	$189,652	19.4%

Segment SG&A:
Professional Services	$(54,029)		$(55,318)		$(107,418)		$(101,458)
Staffing Services	(37,268)		(36,774)		(72,524)		(72,177)
Total	(91,297)		(92,092)		(179,942)		(173,635)

Segment operating profit:
Professional Services	$14,541		$8,631		$21,624		$12,438
Staffing Services	3,862		4,669		6,889		3,579
Total	18,403		13,300		28,513		16,017

Unallocated corporate costs	(3,258)		(3,518)		(6,695)		(6,668)
Amortization expense	(1,549)		(2,116)		(3,097)		(4,023)
Interest expense	(910)		(1,688)		(1,822)		(3,149)
Interest income	31		27		76		58
Restructuring and other charges	-		(974)		-		(3,302)
Earnings (loss) from continuing
operations before income taxes	$12,717		$5,031		$16,975		$(1,067)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Segment Operating Results

     Professional Services

     Information on the Professional Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):
	Three Months Ended				Six Months Ended
	June 26, 2011		June 27, 2010		June 26, 2011		June 27, 2010
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Information Technology	$128,602	52.7%	$126,972	50.8%	$253,224	52.4%	$244,966	52.2%
Finance & Accounting	45,709	18.7%	43,076	17.2%	90,579	18.8%	78,112	16.6%
Administration	14,399	5.9%	14,985	6.0%	29,250	6.1%	28,946	6.2%
Other	55,277	22.7%	65,054	26.0%	109,739	22.7%	117,638	25.0%
Segment revenues	$243,987	100.0%	$250,087	100.0%	$482,792	100.0%	$469,662	100.0%

Revenues by Service:
Temporary Staffing	$191,145	78.4%	$190,464	76.2%	$379,859	78.7%	$363,204	77.3%
Outsourcing & Other	43,468	17.8%	53,584	21.4%	85,674	17.7%	95,979	20.5%
Permanent Placement	9,374	3.8%	6,039	2.4%	17,259	3.6%	10,479	2.2%
Segment revenues	$243,987	100.0%	$250,087	100.0%	$482,792	100.0%	$469,662	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	24.8%		23.9%		23.8%		23.1%
Outsourcing & Other	27.0%		23.2%		24.8%		20.2%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Professional Services	28.1%		25.6%		26.7%		24.3%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Three Months Ended June 26, 2011 Compared with June 27, 2010

     Revenues —Professional Services revenues were $244.0 million or 47.6% of total revenue in the second quarter of 2011 compared with $250.1 million in the prior year period. Revenues in the second quarter were lower on a year over year basis primarily related to the completion late last year of several professional contingent workforce projects. Excluding the impact of professional contingent workforce services, revenues increased 3.5% year over year driven by growth in small and mid-sized accounts.

  By skill — Information technology ("IT") revenues of $128.6 million increased 1.3% in the second quarter of 2011 compared to the same prior year period primarily due to increases in demand from customers in the telecommunications, financial and business services sectors, offset by the end of projects with customers in the government and pharmaceutical sectors. Finance and accounting revenues increased 6.1% to $45.7 million in the second quarter of 2011, primarily due to strong growth for lower and mid-level finance and accounting professionals particularly within the financial services sector, partially offset by continued weakness in the demand for high level skills including those provided by Tatum. Revenues from administrative skills decreased 3.9% primarily due to a decrease in demand from existing customers, particularly in the financial services sector. Other skills decreased 15.0% primarily due to the completion late last year of several professional contingent workforce projects for customers in the financial services sector.
  By service — Temporary staffing revenues were up slightly in the second quarter compared with the prior year period as growth among our targeted small and mid-sized customer base was offset by lower demand among several large customers. Revenues from outsourcing and other decreased 18.9% compared with the prior period due to the completion late last year of several professional contingent workforce projects. Permanent placement revenues increased in the second quarter compared with the second quarter last year by 55.2% as a result of our customers’ expanding their permanent hiring and our investments in recruiting staff to drive growth.

     Gross Profit —Professional Services gross profit increased 7.2% to $68.6 million in the second quarter of 2011 from $63.9 million in the prior year. The overall gross profit margin was 28.1% in the second quarter of 2011 compared with 25.6% in the prior year. The increase of 250 basis points in gross profit margin was primarily due to:
  Changes in service mix primarily due to growth in permanent placement revenues (110 basis points);
  An increase in temporary staffing margins (70 basis points) primarily driven by higher pay/bill spreads partially offset by higher payroll taxes; and
  An increase in outsourcing and other margins (70 basis points) due to a shift in mix resulting from growth in higher margin RPO services, offset by lower professional contingent workforce services revenues year over year.

     Segment Operating Profit —Professional Services segment operating profit was $14.5 million in the second quarter of 2011 compared with $8.6 million in the prior year. As a percentage of gross profit, operating expenses decreased to 78.8% from 86.5%. The decrease in operating expenses as a percentage of gross profit was primarily due to continued effective management of our cost structure.

Six Months Ended June 26, 2011 Compared with June 27, 2010

     Revenues —Professional Services revenues were $482.8 million or 47.7% of total revenues in 2011 compared with $469.7 million in the prior year. The year over year growth rate for the six months ended June 26, 2011 was 2.8% compared with the same period in the prior year and was negatively impacted due to the completion late last year of several professional contingent workforce projects. Excluding the impact of professional contingent workforce services, revenues increased 8.6% year over year in the first half of 2011.
  By skill — Information technology revenues increased 3.4% to $253.2 million compared with the same prior year period primarily due to increases in demand from several customers, particularly within the telecommunications, financial and business services sectors, partially offset by the end of projects with customers in the government and pharmaceutical sectors. Revenues increased 16.0% in 2011 compared with the prior year period within finance and accounting due to increased demand for lower and mid-level professionals from our existing customers, particularly within the financial service sector. Revenues from administrative skills were slightly up at $29.3 million compared with the same prior year period. Other skills decreased 6.7% primarily due to declines in our professional contingent workforce services business following the completion of several projects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

  By service — Temporary staffing increased 4.6% in 2011 compared with the prior year period due to growth among our targeted small and mid-sized customers. The decrease in our outsourcing and other revenues of 10.7% is primarily driven by lower revenues from our professional contingent workforce services business following the completion late last year of several projects. Permanent placement revenues increased 64.7% in 2011 compared with last year as a result of increased demand for permanent hiring from our customers and our investments in recruiting staff to drive growth.

     Gross Profit —Professional Services gross profit increased 13.3% to $129.0 million in 2011 from $113.9 million in the prior year. The overall gross profit margin was 26.7% in 2011 compared with 24.3% in the prior year. This 240 basis point increase in gross profit margin was due to:

  Changes in the mix within our services primarily in higher permanent placement revenues (110 basis points);
  An increase in higher temporary staffing margins primarily from higher pay/bill spreads partially offset by higher payroll taxes (50 basis points); and
  An increase in higher outsourcing and other margins due to a shift in mix resulting from growth in higher margin RPO services, offset by declines in the professional contingent workforce services business (80 basis points).

     Segment Operating Profit —Professional Services segment operating profit was $21.6 million in 2011 compared with $12.4 million in the prior year. As a percentage of gross profit, operating expenses decreased to 83.2% from 89.1%. The decrease in operating expenses as a percentage of gross profit was primarily due to leveraging fixed operating costs as we grow despite significant increases in sales and recruiting staff.

     Outlook —We continue to focus on the execution of our strategy to expand our higher margin Professional Services business through the investment in sales and recruiting staff to drive organic growth within our targeted small and mid-sized accounts and strategic investments in the growth of SourceRight Solutions. We continue to manage our productivity, while making further investments to keep SFN positioned to respond to growth opportunities in the professional services market in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Staffing Services

Information on the Staffing Services segment’s skill sets and service lines for the periods indicated is as follows (in thousands):

Three Months Ended					Six Months Ended
June 26, 2011			June 27, 2010		June 26, 2011		June 27, 2010
		% of		% of		% of		% of
		Total		Total		Total		Total
Revenues by Skill:
Clerical	$143,677	53.6%	$141,808	53.7%	$290,273	54.8%	$280,701	55.3%
Light Industrial	124,563	46.4%	122,068	46.3%	239,598	45.2%	226,727	44.7%
Segment revenues	$268,240	100.0%	$263,876	100.0%	$529,871	100.0%	$507,428	100.0%

Revenues by Service:
Temporary Staffing	$265,824	99.1%	$261,904	99.3%	$525,372	99.2%	$503,598	99.2%
Permanent Placement	2,416	0.9%	1,972	0.7%	4,499	0.8%	3,830	0.8%
Segment revenues	$268,240	100.0%	$263,876	100.0%	$529,871	100.0%	$507,428	100.0%

Gross Profit Margin by Service:
(As % of Applicable Revenues)
Temporary Staffing	14.6%		15.1%		14.3%		14.3%
Permanent Placement	100.0%		100.0%		100.0%		100.0%
Total Staffing Services	15.3%		15.7%		15.0%		14.9%

Three Months Ended June 26, 2011, Compared with June 27, 2010

Revenues —Staffing Services revenues were $268.2 million or 52.4% of revenues in the second quarter of 2011 compared with $263.9 million in the prior year period.  Revenues increased 1.7% as growth among our targeted small and mid-sized customers was partially offset by decreases in revenues with large customers.

•    By skill — Clerical revenues increased by 1.3% and light industrial accounts increased 2.0% in the second quarter of 2011 compared with the prior year.  Growth among small and mid-sized accounts was partially offset by decreases in large accounts, particularly in light industrial staffing customers in the consumer products, transportation and entertainment sectors.

        •        By service — Temporary staffing revenues increased 1.5% due to growth among our targeted small and mid-sized customers.  Permanent placement revenues increased 22.5% to $2.4 million in the second quarter of 2011 from $2.0 million in the prior year.  Permanent placement revenue increases reflect increased investment to take advantage of market demand in the U.S. and Canada.

Gross Profit— Gross profit decreased by 0.8% to $41.1 million or 15.3% of revenue in the second quarter of 2011 compared with $41.4 million or 15.7% of revenue in the same prior year period.  The overall gross profit margin decrease of 40 basis points is driven by change in service mix due to growth in permanent placement revenues (10 basis points) offset by a decline in temporary staffing margins resulting from higher payroll tax expense.  Payroll tax expense increased due to rising state unemployment taxes in 2011 combined with the impact of a payroll tax credit in 2010, which more than offset improvements in pay/bill spreads (50 basis points).

           Segment Operating Profit  — Staffing Services segment operating profit was $3.9 million in the second quarter of 2011 compared with a profit of $4.7 million in the prior year.  Operating expenses of $37.3 million increased as a percentage of gross profit to 90.6% compared with 88.7% in the prior year.  The increase in operating expenses as a percentage of gross profit reflected investment in operations staff and growth in franchise markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Six Months Ended June 26, 2011 Compared with June 27, 2010

     Revenues —Staffing Services revenues increased to $529.9 million in 2011 from $507.4 million in the prior year. The increase was primarily due to increasing business volumes particularly among targeted small and mid-sized accounts in the U.S. and Canada year over year.

By skill — Light industrial revenues increased 5.7% from prior year levels primarily due to higher volumes among small and mid-sized customers, partially offset by declines in large customers in the consumer products, transportation and entertainment sectors. Clerical revenues increased 3.4% in 2011 compared with the prior year levels primarily due to higher volumes among several of our customers, particularly in the insurance and business services sector, partially offset by a decline in revenue from customers in the health and financial services sectors.

By service — Temporary staffing increased 4.3% compared with last year primarily due to increased demand for light industrial temporary labor from our existing customers. Permanent placement revenues increased to $4.5 million in the second quarter of 2011 from $3.8 million in the prior year. Revenue increases in permanent placement reflects increased demand in permanent hiring in the U.S. and Canada and investment to take advantage of market demand.

     Gross Profit — Gross profit increased by 4.8% to $79.4 million or 15.0% of revenues in 2011 compared with $75.8 million or 14.9% in the same prior year period. The increase of 10 basis points is primarily due to a change in service mix due to growth in permanent placement revenues.

     Segment Operating Profit— Staffing Services segment operating profit was $6.9 million in 2011 compared with a profit of $3.6 million in the prior year. Operating expenses remained flat year over year, and decreased as a percentage of gross profit to 91.3%  compared with 95.3% in the prior year. The lower operating expenses as a percentage of gross profit were due to our continued focus on effectively managing our cost structure, even as economic conditions continued to improve.

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

Unallocated Corporate Costs

     Unallocated corporate costs were $3.3 million and $3.5 million in the second quarters of 2011 and 2010, respectively. Unallocated costs as a percentage of revenues were 0.6% and 0.7% in the second quarters of 2011 and 2010, respectively. Unallocated costs were $6.7 million for the six-month periods ended June 26, 2011 and June 27, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources

     Cash Flows

     As of June 26, 2011, we had total cash of $10.7 million (a decrease of $7.8 million from December 26, 2010). Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):
	Six Months Ended
	June 26, 2011	June 27, 2010
Cash Provided By (Used In):
Operating activities	$22,502	$3,624
Investing activities	(3,489)	(32,112)
Financing activities	(26,892)	26,293
Effect of exchange rates	88	(5)
Net decrease in cash and cash equivalents	$(7,791)	$(2,200)

     Operating cash flows

     Cash provided by operating activities for the six months ended June 26, 2011 was $22.5 million. Cash flow from operating activities before changes in working capital was $28.1 million, which increased from $19.2 million in 2010 due to improving operating results as the company grows and improves operating leverage. Working capital usage of $5.6 million reduced operating cash flow primarily due to a normal first half reduction in accounts payable and accrued liabilities and the payment of $2.7 million for the California state unemployment dispute, partially offset by a decrease in accounts receivable resulting from the normal seasonal pull back in revenue in the first half of 2011 compared with the latter half of the year.

     Cash provided by operating activities for the six months ended June 27, 2010 was $3.6 million. Cash flow from operating activities before changes in working capital was $19.2 million, which increased from $9.8 million in the first six months of 2009 due to improving operating results as the U.S. economy recovered. Operating cash flow was reduced by $15.6 million due to higher working capital primarily related to an increase in accounts receivable compared with year-end levels as a result of growth in revenues and higher DSO. Additionally, cash provided by operating activities in 2010 was reduced by $3.8 million of cash used for severance and leases related to restructuring and other charges.

     Investing cash flows

     Cash used for investing activities of $3.5 million for the second quarter of 2011 primarily relates to a $1.5 million final installment of additional consideration paid in connection with a 2007 acquisition and capital expenditures of $2.2 million.

     Cash used for investing activities of $32.1 million for the six months ended June 27, 2010 primarily relates to $29.1 million paid, net of cash acquired, for the Tatum acquisition in the first quarter of 2010, $1.5 million of additional consideration paid in connection with a 2007 acquisition and capital expenditures of $1.7 million.

     Financing cash flows

     Cash used by financing activities for the second quarter of 2011 of $26.9 million was primarily related to $29.3 million for the repurchase of treasury shares, repayments of debt of $2.4 million and proceeds of $4.6 million from the exercise of employee stock options.

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

     As of June 26, 2011, there was $0.3 million outstanding under this facility, and as of June 27, 2010, there was $39.4 million outstanding. As of June 26, 2011, total availability was $155.1 million (calculated as eligible receivables of $219.2 million less: borrowings outstanding of $0.3 million, letters of credit of $31.2 million and a one week payroll reserve of $32.6 million). The interest rate on this line of credit is based upon the duration of the loan, availability under the line and other conditions and was approximately 4.5% (prime rate plus a 1.25% margin) as of June 26, 2011. Pursuant to the terms of the Agreement, we pay an unused line fee in the range of 0.375% to 0.5% per annum that is determined by the unused portion of the revolving line of credit. For letters of credit, we pay an annual rate based on availability under the line (currently 2.25%) plus a fixed fronting fee of 0.125%.

     The Revolver contains certain affirmative and negative covenants, the most significant of which is a minimum fixed charge coverage requirement under certain conditions. If excess availability, as defined by the Agreement, falls below $30.0 million, we are required to maintain a fixed charge coverage ratio of at least 1.1x. At June 26, 2011, excess availability was $155.1 million and we were in compliance with all covenants of the Revolver. Other covenants include, but are not limited to: limitations on additional debt incurred, mergers, consolidations, or sales, and transactions with subsidiaries and related parties. Failure to meet compliance with one or more of these covenants in the future could affect the amount of availability we have to borrow against and as a result, our liquidity and financial condition may be affected.

Off-Balance Sheet Arrangements

     As of June 26, 2011, we had $31.2 million in irrevocable letters of credit outstanding, which were issued primarily for the benefit of certain insurance carriers to guarantee payment for various self-insurance programs, such as workers’ compensation insurance. As of June 26, 2011, none of these irrevocable letters of credit had been drawn upon. We do not have any other significant off-balance sheet arrangements.

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

Subsequent Event

     On July 20, 2011, SFN announced it has entered into a definitive agreement (the “Merger Agreement”) to be acquired by Randstad Holding nv for $14.00 per common share through a cash tender offer, which values SFN’s equity at approximately $770 million. The transaction is subject to customary closing conditions, including regulatory approvals and the tender of greater than 50% of SFN’s outstanding shares, and has been unanimously approved by the Board of Directors of SFN. The transaction is not subject to a financing contingency and will be financed through borrowings under Randstad’s existing credit lines. This transaction is expected to close late in the third quarter of 2011, subject to timing and receipt of necessary approvals and satisfaction of other closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Non-GAAP Financial Measures

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	June 26	June 27,	June 26,	June 27,
	2011	2010	2011	2010

Adjusted earnings from continuing operations	$7,410	$3,473	$10,102	$1,715
Employment tax credit	1,160	-	1,160	-
Restructuring and other charges, net of tax benefit (1)	-	(593)	-	(2,011)
Earnings (loss) from continuing operations	8,570	2,880	11,262	(296)
Loss from discontinued operations, net of tax	-	(160)	-	(160)
Net earnings (loss)	$8,570	$2,720	$11,262	$(456)

Per share-Diluted amounts : (2)
Adjusted earnings from continuing operations	$0.14	$0.06	$0.18	$0.03
Employment tax credit	0.02	-	0.02	-
Restructuring and other charges, net of tax benefit (1)	-	(0.01)	-	(0.04)
Earnings (loss) from continuing operations	0.16	0.05	0.21	(0.01)
Loss from discontinued operations, net of tax	-	-	-	-
Net earnings (loss)	$0.16	$0.05	$0.21	$(0.01)

Weighted-average shares used in computation of earnings
(loss) per share	54,311	54,833	54,852	52,182

(1) The tax benefit was calculated using the Company's marginal tax rate of 39.1%.
(2) Earnings (loss) per share amounts are calculated independently for each component and may not add due to rounding.

RECONCILIATION OF ADJUSTED EBITDA TO EARNINGS (LOSS) FROM CONTINUING OPERATIONS

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010

Adjusted EBITDA from continuing operations	$18,221	$14,722	$27,958	$19,274
Interest income	31	27	76	58
Interest expense	(910)	(1,688)	(1,822)	(3,149)
Restructuring and other charges	-	(974)	-	(3,302)
Depreciation and amortization	(4,625)	(7,056)	(9,237)	(13,948)
Earnings (loss) from continuing operations before income taxes	12,717	5,031	16,975	(1,067)
Income tax (expense) benefit	(4,147)	(2,151)	(5,713)	771
Earnings (loss) from continuing operations	$8,570	$2,880	$11,262	$(296)

Adjusted EBITDA as a percentage of revenue	3.6%	2.9%	2.8%	2.0%

RECONCILIATION OF YEAR OVER YEAR REVENUE GROWTH

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Professional Services:
Adjusted Professional Services revenue growth rate	3.5%	28.3%	8.6%	16.6%
Revenue growth rate contributed from contingent workforce services	(5.9%)	8.4%	(5.8%)	8.2%
Professional Services segment GAAP revenue growth rate	(2.4%)	36.7%	2.8%	24.8%

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Total Company:
Adjusted Total Company revenue growth rate	2.5%	21.5%	6.3%	13.2%
Revenue growth rate contributed from contingent workforce services	(2.8%)	4.1%	(2.7%)	3.8%
Total Company GAAP revenue growth rate	(0.3%)	25.6%	3.6%	17.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

     This Quarterly Report on Form 10-Q includes information extracted from consolidated financial information but not required by generally accepted accounting principles ("GAAP") to be presented in the financial statements. Certain of this information is considered "non-GAAP financial measures" as defined by SEC rules. Specifically, adjusted earnings from continuing operations is a non-GAAP financial measure, which excludes certain non-operating related items. Items excluded from the calculation of adjusted earnings (loss) from continuing operations include restructuring and other charges related to acquisition transaction and integration expenses and cost reduction initiatives and an employment tax credit. Adjusted EBITDA from continuing operations is a non-GAAP financial measure which excludes interest, restructuring and other charges, taxes, depreciation and amortization from earnings (loss) from continuing operations. Adjusted revenue growth rate is a non-GAAP financial measure, which excludes the impact of changes in revenue levels of contingent workforce services from revenue growth rates calculated on a GAAP basis. Adjusted earnings, adjusted EBITDA from continuing operations and adjusted revenue growth rate are key measures used by management to evaluate its operations. Adjusted earnings and adjusted EBITDA from continuing operations should not be considered measures of financial performance in isolation or as an alternative to net earnings (loss) from continuing operations or net earnings (loss) as determined in the Statement of Operations in accordance with GAAP, and, as presented, may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

Forward-Looking Statements — SafeHarbor

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

     There has been no change in our internal control over financial reporting during the quarter ended June 26, 2011, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the action filed against the Company by Glidepath Holding B.V. and Jeimon Holdings N.V., oral arguments on the appeals of the judgments granting the parties’ respective motions for summary judgment were heard by the United States Court of Appeals for the Second Circuit on June 24, 2011. On July 6, 2011, the Court of Appeals affirmed the District Court’s prior ruling granting summary judgment to each party, thereby dismissing each party’s claims against the other. Should the plaintiff pursue the matter further, SFN intends to continue to vigorously defend this matter and management believes the likelihood of a loss is remote. SFN has $0.1 million accrued related to legal fees incurred to defend this matter and does not have insurance coverage for this claim. For additional detail concerning this action, refer to Note 11 – Commitments and Contingencies in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

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

     There were no sales of unregistered equity securities during the second quarter of 2011 that were not previously reported in a Current Report on Form 8-K. The following table displays our purchases of the Company’s common stock during the second quarter of 2011:
			Average	Total Number of	Approximate Dollar
	Total		Price	Shares Purchased	Value of Shares that
	Number of		Paid	as Part of	May Yet Be
	Shares		per	Publicly Announced	Purchased Under
Period	Purchased		Share	Program (1)	the Program (1)
Month 1
March 28, 2011 through April 24, 2011	195,700		$14.04	195,700	-
Month 2
April 25, 2011 through May 22, 2011	1,495,849	(2)	10.26	1,495,200	-
Month 3
May 23, 2011 through June 26, 2011	240,000		9.57	240,000	-
Total	1,931,549		$10.56	1,930,900	-

(1)	On February 17, 2009, the Board of Directors authorized the Company to repurchase up to an average of 50,000 shares per week on an annual basis of the Company’s common stock primarily for the purpose of offsetting dilution created through the Company’s various employee benefit plans.
(2)	Includes 649 shares of restricted stock withheld by SFN Group, Inc. to satisfy tax withholding obligations on shares acquired by employees in settlement of restricted stock units, in accordance with provisions contained in the 2006 Stock Incentive Plan.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K:
Exhibit
Number	Exhibit Name

31.1	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Roy G. Krause and Mark W. Smith pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as Exhibit 32.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SFN GROUP, INC.
(Registrant)

Date: August 3, 2011	By:	/s/ Mark W. Smith
Mark W. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)